Form 10-K
period 2010-01-03
SANDISK CORP
filed 2010-02-25
CIK 1000180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 28, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,499,682,911 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 1, 2010
Common Stock, $0.001 par value per share	228,717,982 shares

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended January 3, 2010 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 2010 (Proxy Statement)	Part III

SANDISK CORPORATION

PART I

ITEM 1.	BUSINESS

Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations.  Forward-looking statements are subject to risks and uncertainties.  Our actual results may differ materially from the results discussed in these forward-looking statements.  Factors that could cause our actual results to differ materially include, but are not limited to, those discussed in “Risk Factors” in Item 1A, and elsewhere in this report.  Our business, financial condition or results of operations could be materially adversely affected by any of these factors.  We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.  References in this report to “SanDisk®,” “we,” “our,” and “us,” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries.  All references to years or annual periods are references to our fiscal years, which consisted of 53 weeks in 2009 and 52 weeks in 2008 and 2007.

Overview

Who We Are.  SanDisk Corporation, a global technology company, is the inventor and largest supplier of NAND flash storage card products.  Flash storage technology allows digital information to be stored in a durable, compact format that retains the data even after the power has been switched off.  Our products are used in a variety of large markets, and we distribute our products globally through retail and original equipment manufacturer, or OEM, channels.  Our goal is to provide simple, reliable, and affordable storage solutions for consumer use in a wide variety of formats and devices.  We were incorporated in Delaware in June 1988 under the name SunDisk Corporation and changed our name to SanDisk Corporation in August 1995.  Since 2006, we have been an S&P 500 company.

What We Do.  We design, develop and manufacture data storage solutions in a variety of form factors using our flash memory, proprietary controller and firmware technologies.  Our solutions include removable cards, embedded products, universal serial bus, or USB drives, digital media players, wafers and components.  Our removable card products are used in a wide range of consumer electronics devices such as mobile phones, digital cameras, gaming devices and laptop computers.  Our embedded flash products are used in mobile phones, navigation devices, gaming systems, imaging devices and computing platforms.  For computing platforms, we provide high-speed, high-capacity storage solutions known as solid-state drives, or SSDs, that can be used in lieu of hard disk drives in a variety of computing devices.

Most of our products are manufactured by combining NAND flash memory with a controller chip.  We purchase the vast majority of our NAND flash memory supply requirements through our significant flash venture relationships with Toshiba Corporation, or Toshiba, which produce and provide us with leading-edge, low-cost memory wafers.  From time-to-time, we also purchase flash memory on a foundry basis from NAND flash manufacturers including Toshiba, Samsung Electronics Co., Ltd., or Samsung, and Hynix Semiconductor, Inc., or Hynix.  We generally design our controllers in-house and have them manufactured at third-party foundries.

Industry Background

We operate in the flash memory semiconductor industry, which is comprised of NOR and NAND technologies.  These technologies are also referred to as non-volatile memory, which retains data even after the power is switched off.  NAND flash memory is the current mainstream technology for mass data storage applications and is traditionally used for embedded and removable data storage.  NAND flash memory is characterized by fast write speeds and high capacities.  The NAND flash memory industry has been characterized by rapid technology transitions which have reduced the cost per bit by increasing the density of the memory chips on the wafer.

Our Strategy

Our strategy is to be an industry-leading supplier of NAND flash storage solutions and to develop large scale markets for NAND-based storage products.  We maintain our technology leadership by investing in advanced technologies and NAND flash memory fabrication capacity in order to produce leading-edge, low-cost NAND memory for use in a variety of end-products, including consumer and computing devices.  We are a one-stop-shop for our retail and OEM customers, selling in high volumes all major NAND flash storage card formats for our target markets.  Our revenues are driven by product sales as well as the licensing of our intellectual property.

We believe the market for flash storage is price elastic, meaning that a decrease in the price per megabyte results in demand for higher capacity and the emergence of new applications for flash storage.  We continuously reduce the cost of NAND flash memory, which we believe over time, will enable new markets and expand existing markets and allow us to achieve higher overall revenue.

We create new markets for NAND flash memory through our design and development of NAND applications and products.  We are founders or co-founders of most major form factors of flash storage cards in the market today.  We pioneered the Secure Digital, or SD™, card, together with a subsidiary of Toshiba and Panasonic Corporation, or Panasonic.  The SD card is currently the most popular form factor of flash storage cards used in digital cameras.  Subsequent to pioneering the SD card, we worked with mobile network operators and handset manufacturers to develop the miniSD™ card and microSD™ card to satisfy the need for even smaller form factor memory cards.  The microSD card has become the leading card format for mobile phones.  With Sony Corporation, or Sony, we co-own the Memory Stick PRO™ format and co-developed the SxS memory card specification for high-capacity and high-speed file transfer in flash-based professional video cameras.  We also worked with Canon, Inc. to co-found the CompactFlash®, or CF, standard.  Through our internal development and technology obtained through acquisitions, we also hold key intellectual property for USB drives and SSDs.  We plan to continue to work with a variety of leading companies in various end markets to develop new markets for flash storage products.

Our team has a deep understanding of flash memory technology and we develop and own leading-edge technology and patents for the design, manufacture and operation of flash memory and data storage cards.  One of the key technologies that we have patented and successfully commercialized is multi-level cell technology, or MLC, which allows a flash memory cell to be programmed to store two or more bits of data in approximately the same area of silicon that is typically required to store one bit of data.  We have an extensive patent portfolio that has been licensed by several leading semiconductor companies and other companies in the flash memory business.  Our cumulative license and royalty revenues over the last three fiscal years were approximately $1.37 billion.

We have invested with Toshiba in high volume, state-of-the-art NAND flash manufacturing facilities in Japan.  Our commitment takes the form of capital investments and loans to the flash ventures with Toshiba, credit enhancements of these ventures’ leases of semiconductor manufacturing equipment, take-or-pay commitments to purchase up to 50% of the output of these flash ventures with Toshiba at manufacturing cost plus a mark-up and sharing in the cost of SanDisk-Toshiba joint research and development activities related to flash memory.  We refer to the flash memory which we purchase from the SanDisk-Toshiba ventures as captive memory.  Our strategy is to have a mix of captive and non-captive supply and we have, from time-to-time, supplemented our sourcing of captive flash memory with purchases of non-captive memory, primarily from Hynix, Toshiba and Samsung.

In addition to flash memory, our products include controllers that interface between the flash memory and digital consumer devices.  We design our own memory controllers and have them manufactured at wafer foundry companies.  Our finished flash memory products, which include the NAND flash memory, controller and outer casing, are assembled at our in-house assembly and test facility in Shanghai, China, and through our network of contract manufacturers.

We sell our products globally to retail and OEM customers.  We continue to expand our retail customer base to new geographic regions as well as to outlets such as mobile storefronts, supermarkets and drug stores.  We also sell directly and through distributors to OEM customers.  These OEM customers either bundle or embed our memory solutions with products such as mobile phones, digital cameras, gaming devices, computers and navigation devices, or resell our memory solutions under their brand into retail channels.  This strategy allows us to leverage the market position, geographic footprint and brand strength of our customers to achieve broad market penetration for our products.

Our Products

Our products are sold in a wide variety of form factors and include the following:
  Removable Cards.  Our removable data storage solutions are available in a variety of consumer form factors.  For example, our ultra-small microSD removable cards, available in capacities up to 16 gigabytes, are designed for use in mobile phones.  Our CompactFlash removable cards, available in capacities up to 64 gigabytes, are well-suited for a range of consumer applications, including digital cameras.  Our professional products include the SanDisk Ultra® and SanDisk Extreme® product lines which are designed for additional performance and reliability.
  Embedded Products.  Our embedded products include our iNAND™ embedded flash product line, with capacities up to 64 gigabytes,  which is designed to respond to the increasing demand for embedded storage for mobile phones and other portable devices.  We also offer high-capacity SSDs targeted for the personal computing and server markets in capacities up to 64 gigabytes.
  USB Drives.  Our Cruzer® line of USB Flash Drives, or UFDs, are used in the computing and consumer markets, are available in capacities up to 64 gigabytes, are highly-reliable and are designed for high-performance.  Our Cruzer products provide the user with the ability to carry files and application software on a portable USB drive.  Our Professional and Enterprise line of UFDs are geared towards the corporate user and are specifically designed to support secure and authorized access to corporate information.
  Digital Media Players.  Sansa® is our branded line of flash-based digital media players for the digital audio and video player market.  Many of our Sansa models offer a removable card slot for storage capacity expansion and easy transportability of content between devices.  Features within our Sansa line of products include FM radio, voice recording and support for a variety of audio and video download and subscription services.  Sansa media players are available in capacities up to 16 gigabytes.  We also sell slotMusic™ and slotRadio™ products that greatly simplify music content availability for consumers.
  Wafers and Components. In addition to finished products listed above, from time-to-time, we also sell raw memory wafers and memory components in packaged format.

Our Primary End Markets

Our products are sold to three primary large end markets:

  Mobile Phones.  We provide embedded and removable storage for mobile phones.  We are a leading supplier of the microSD and Memory Stick® Micro product lines of removable storage cards used in mobile phones.  Multimedia features in mobile phones, such as camera functionality, audio/MP3, games, video and internet access, have been gaining in popularity.  In addition, there has been increasing usage of native and downloaded applications in mobile phones.  The usage of multimedia features and applications are driving demand for additional NAND flash memory storage in mobile phones.
  Consumer.  We provide flash storage products to multiple consumer markets, including imaging, gaming, audio/video and global positioning system, or GPS.  Flash storage cards are used as the film for all major brands of digital cameras.  Our cards are also used to store video in solid-state digital camcorders and to store digital data in many other devices, such as maps in GPS devices.  In addition, portable game devices now include advanced features that require high capacity memory storage cards and we provide SD cards and Memory Stick PRO Duo™ cards that are all specifically packaged for the gaming market.  We also sell a line of digital media players with both embedded and removable memory under our Sansa brand with varying combinations of audio and video capabilities.  We also sell slotMusic cards and slotRadio which are preloaded with music content and can be used in a wide variety of mobile phones and digital media players.  Primary card formats for consumer devices include CF, SD, Memory Stick and xD-Picture Card™.
  Computing.  We provide multiple flash storage devices and solutions for the computing market.  USB flash drives allow consumers to store computer files, pictures and music on keychain-sized devices and then quickly and easily transfer these files between laptops, notebooks, desktops and other devices that incorporate a USB connection.  USB flash drives are easy to use, have replaced floppy disks and other types of external storage media, and are evolving into intelligent storage devices.  In addition, we sell modular SSDs, which we call pSSD™, that are flash-based embedded storage devices with capacities of up to 64 gigabytes for the netbook computer market.  We are currently developing SSDs for the mainstream notebook and desktop computer markets and we believe that SSDs will become a major application for NAND flash memory over the next several years as they are increasingly likely to replace hard disk drives in a variety of computing solutions.

Our Sales Channels

Our products are delivered to end-users through worldwide retail storefronts and also by bundling data storage cards with host products or by embedding our data storage products in host devices sold by our OEM customers.

Our sales are made through the following channels:

  Retail.  We sell SanDisk branded products directly or through distributors to consumer electronics stores, office superstores, photo retailers, mobile phone stores, mass merchants, catalog and mail order companies, internet and e-commerce retailers, drug stores, supermarkets and convenience stores.
We support our retail sales channels with both direct sales representatives and independent manufacturers’ representatives.  Our sales activities are organized into four regional territories: Americas; Europe, Middle East and Africa, or EMEA; Asia Pacific, or APAC; and Japan.
  OEM.  We sell our products through OEM customers who bundle or embed our products in a large variety of digital consumer devices, including mobile phones, digital cameras, personal computers, or PCs, navigation devices and gaming products.  We also sell products to OEM customers that offer the products under their own brand name in retail channels.  We sell directly to OEMs and through distributors.  We support our OEM customers through our direct sales representatives as well as through independent manufacturers’ representatives.
As of the end of fiscal years 2009 and 2008, our backlog was $268 million and $169 million, respectively.  Because our customers can change or cancel orders with limited or no penalty and limited advance notice prior to shipment, we do not believe that backlog, as of any particular date, is indicative of future sales.

Because our products are primarily destined for consumers, our revenue is generally highest in our fourth quarter due to the holiday buying season.  In addition, our revenue is generally lowest in the first quarter of the fiscal year.

In fiscal years 2009, 2008 and 2007, revenues from our top 10 customers and licensees accounted for approximately 42%, 48% and 46% of our total revenues, respectively.  All customers were individually less than 10% of our total revenues in fiscal years 2009 and 2007.  In fiscal year 2008, Samsung accounted for 13% of our total revenues through a combination of license and royalty and product revenues.  The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve.  Sales to our customers are generally made pursuant to purchase orders rather than long-term contracts.

Technology

Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance, cost-effective flash memory storage products in small form factors to address a variety of emerging markets.  We have been actively involved in all aspects of this development, including flash memory process development, module integration, chip design, controller development and system-level integration, to help ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms.  We successfully developed and commercialized 2-bits/cell flash MLC, or X2, which enabled significant cost reduction and growth in NAND flash supply.  In addition, we have recently developed and successfully commercialized 3-bits/cell flash MLC, or X3, and 4-bits/cell flash MLC, or X4 technology.  In addition, we are investing in the development of three-dimensional, or 3D, memory architecture with multiple read-write capabilities.  We have also initiated, defined and developed standards to meet new market needs and to promote wide acceptance of these standards through interoperability and ease-of-use.  We believe our core technical competencies are in:

  high-density flash memory process, module integration, device design and reliability;
  securing data on a flash memory device;
  controller design;
  system-level integration;
  compact packaging; and
  low-cost system testing.
To achieve compatibility with various electronic platforms regardless of the host processors or operating systems used, we developed new capabilities in flash memory chip design and created intelligent controllers.  We also developed an architecture that can leverage advances in process technology designed for scalable, high-yielding, cost-effective and highly reliable manufacturing processes.  We design our products to be compatible with industry-standard interfaces used in standard operating systems for PCs, mobile phones, gaming devices, digital media players and other consumer and industrial products.

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

As of the end of fiscal year 2009, we owned, or had rights to, more than 1,400 United States, or U.S., patents and more than 700 foreign patents.  We had more than 1,350 patent applications pending in the U.S., and had foreign counterparts pending on many of the applications in multiple jurisdictions.  We continually seek additional U.S. and international patents on our technology.

We have various patent licenses with several companies including, among others, Hynix, Intel Corporation, or Intel, Lexar Media, Inc., or Lexar, a subsidiary of Micron Technology, Inc., or Micron, Panasonic, Renesas Technology Corporation, or Renesas, Samsung, Sharp Electronics KK, or Sharp, Sony and Toshiba.  From time-to-time, we enter into discussions with other companies regarding potential license agreements for our patents.  In the three years ended January 3, 2010, we have generated $1.37 billion in revenue from license agreements.

Trade secrets and other confidential information are also important to our business.  We protect our trade secrets through confidentiality and invention assignment agreements.

Supply Chain

Our supply chain is an important competitive advantage and is comprised of the following:

  Silicon Sourcing.  All of our flash memory card products require silicon chips for the memory and controller components.  The majority of our memory is supplied from the flash ventures with Toshiba.  This represents captive memory supply and we are obligated to take our share of the output from the flash ventures with Toshiba or pay the fixed costs associated with that capacity.  See “Ventures with Toshiba.”  From time-to-time, we also purchase non-captive NAND memory supply primarily from Toshiba, Samsung and Hynix.  We source our 3D one-time programmable, memory on a foundry basis at Taiwan Semiconductor Manufacturing Company, Ltd., or TSMC.  We are guaranteed a certain amount of the output from Toshiba, Samsung and Hynix if we provide orders within a required lead time; however we are not obligated to purchase the guaranteed supply unless we provide an order for future purchases.  Our controller wafers are currently supplied by Semiconductor Manufacturing International Corporation, or SMIC, TSMC, Tower Semiconductor Ltd., or Tower, and United Microelectronics Corporation, or UMC.
  Assembly and Testing.  We sort and test our wafers at Toshiba in Yokkaichi, Japan, and Ardentec Corporation in Taiwan.  Our flash memory products are assembled in both our in-house assembly and test facility in Shanghai, China, and through our network of contract manufacturers, including STATS ChipPAC Ltd., or STATS ChipPAC, in China, and Siliconware Precision Industries Co., Ltd., or SPIL, in Taiwan.  Our packaged memory final test, card assembly and card test is performed at our in-house facility and at subcontractors such as SPIL and United Test and Assembly Center Ltd., in Taiwan, and Beautiful Enterprise Co., Ltd., Flextronics International Ltd., or Flextronics, Global Brands Manufacture Ltd. and STATS ChipPAC, in China.  We believe the use of both our in-house assembly and test facility as well as subcontractors reduces the cost of our operations, provides flexibility and gives us access to increased production capacity.
Ventures with Toshiba

We and Toshiba have successfully partnered in several flash memory manufacturing business ventures, which provide us leading edge, cost competitive NAND wafers for our end products.  From May 2000 to May 2008, FlashVision Ltd., or FlashVision, operated and produced 200-millimeter NAND flash memory wafers.  In September 2004, we and Toshiba formed Flash Partners Ltd., or Flash Partners, which produces 300-millimeter NAND flash wafers in Toshiba’s Fab 3.  In July 2006, we and Toshiba formed Flash Alliance Ltd., or Flash Alliance, a 300-millimeter wafer fabrication facility which began initial production in the third quarter of fiscal year 2007 in Toshiba’s Fab 4.

With the Flash Partners and Flash Alliance ventures, hereinafter collectively referred to as Flash Ventures, located at Toshiba’s Yokkaichi Japan operations, we and Toshiba collaborate in the development and manufacture of NAND-based flash memory wafers using the semiconductor manufacturing equipment owned or leased by each venture entity.  We hold a 49.9% ownership position in each of the current Toshiba and SanDisk venture entities.  Each venture entity purchases wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a mark-up.  We are committed to purchase half of each venture’s NAND wafer supply or pay for half of the venture’s fixed costs regardless of the output we choose to purchase.  We are also committed to fund 49.9% of each venture’s costs to the extent that the venture’s revenues from wafer sales to us and Toshiba are insufficient to cover these costs.  The investments in each venture entity are shared equally between us and Toshiba.  Our committed capacity from Flash Ventures was approximately 1.5 million wafers per year as of the end of fiscal year 2009.  In addition, we have the right to purchase a certain amount of wafers from Toshiba on a foundry basis.

Competition

We face competition from numerous flash memory semiconductor manufacturers and manufacturers and resellers of flash memory cards, USB drives and digital audio players.  We also face competition from manufacturers of hard disk drives and from new technologies.

We believe that our ability to compete successfully depends on a number of factors, including:

  price, quality and on-time delivery of products;
  product performance, availability and differentiation;
  success in developing new applications and new market segments;
  sufficient availability of cost-efficient supply;
  efficiency of production;
  ownership and monetization of intellectual property rights;
  timing of new product announcements or introductions;
  the development of industry standards and formats;
  the number and nature of competitors in a given market; and
  general market and economic conditions.
We believe our key competitive advantages are:

  our tradition of technological innovation and standards creation which enables us to grow the overall market for flash memory;
  our intellectual property ownership, in particular our patents and MLC manufacturing know-how, provides us with license and royalty revenue as well as certain cost advantages;
  Flash Ventures provide us with leading edge, low-cost flash memory;
  we market and sell a broader range of card formats than any of our competitors, which gives us an advantage in obtaining strong retail and OEM distribution;
  we have global retail distribution of our products through worldwide retail storefronts; and
  we have worldwide leading market share in removable flash cards and UFDs.
Our competitors include:

Flash Memory Semiconductor Manufacturers. Our primary semiconductor competitors include Hynix, Intel, Micron, Samsung, and Toshiba.

Flash Memory Card and USB Drive Manufacturers. Our primary card and USB drive competitors include, among others, A-DATA Technology Co., Ltd., or A-DATA, Buffalo, Inc., or Buffalo, Chips and More GmbH, or CnMemory, Dane-Elec Memory, or Dane-Elec, Eastman Kodak Company, or Kodak, Elecom Co., Ltd., or Elecom, FUJIFILM Corporation, or FUJI, Gemalto N.V., or Gemalto, Hagiwara Sys-Com Co., Ltd., or Hagiwara, Hama GmbH & Co. KG, or Hama, Hynix, Imation Corporation, or Imation, and its division Memorex Products, Inc., or Memorex, I-O Data Device, Inc., or I-O Data, Kingmax Digital, Inc., or Kingmax, Kingston Technology Company, Inc., or Kingston, Lexar, Micron, Netac Technology Co., Ltd., or Netac, Panasonic, PNY Technologies, Inc., or PNY, Power Quotient International Co., Ltd., or PQI, RITEK Corporation, or RITEK, Samsung, Sony, STMicroelectronics N.V., or STMicroelectronics, Toshiba, Transcend Information, Inc., or Transcend, and Verbatim Americas LLC, or Verbatim.

Solid-State Drive and Hard Disk Drive Manufacturers.  Our SSDs face competition from other manufacturers of SSDs, including Intel, Kingston, Micron, Samsung, STEC, Inc., or STEC, Toshiba, and others such as OCZ Technology Group, Inc.  Our SSDs also face competition from hard disk drives, which are offered by companies including, among others, Seagate Technology LLC, or Seagate, Samsung and Western Digital Corporation, or Western Digital.

Digital Audio/Video Player Manufacturers. Our digital audio/video players face strong competition from products offered by companies, including Apple Inc., or Apple, ARCHOS Technology, or ARCHOS, Coby Electronics Corporation, or Coby, Creative Technology Ltd., or Creative, Koninklijke Philips Electronics N.V., or Royal Philips Electronics, Microsoft Corporation, or Microsoft, Samsung and Sony.

Other Technologies. Other technologies compete with our product offerings and many companies are attempting to develop memory cells that use different designs and materials in order to reduce memory costs.  These potential competitive technologies include several types of 3D memory, a version of which we are jointly developing with Toshiba, phase-change, ReRAM, vertical or stacked NAND and charge-trap flash technologies.

Additional Information

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

We have a corporate governance webpage.  You can access information about SanDisk’s corporate governance at http://investor.sandisk.com by clicking on the “Corporate Governance” link found along the left pane of the webpage.  We also have a corporate social responsibility, or CSR, webpage.  You can access information about SanDisk’s CSR policies and initiatives at http://www.sandisk.com/about-sandisk/corporate-social-responsibility.

Employees

As of January 3, 2010, we had 3,267 full-time employees, including 1,236 in research and development, 443 in sales and marketing, 398 in general and administration, and 1,190 in operations.  None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage.  We believe that our employee relations are satisfactory.

Executive Officers

Our executive officers, who are elected by and serve at the discretion of our board of directors, are as follows (all ages are as of February 15, 2010):

Name	Age	Position
Eli Harari	64	Chairman of the Board and Chief Executive Officer
Sanjay Mehrotra	51	President and Chief Operating Officer
Judy Bruner	51	Executive Vice President, Administration and Chief Financial Officer
Yoram Cedar	57	Executive Vice President, OEM Business and Corporate Engineering

Dr. Eli Harari, the founder of SanDisk, has served as Chief Executive Officer and as a director of SanDisk since June 1988.  He was appointed Chairman of the Board in June 2006.  Dr. Harari also served as President from June 1988 to June 2006.  From 1973 to 1988, Dr. Harari held various technical and management positions with Waferscale Integration, Inc., Honeywell Inc., Intel Corporation and Hughes Microelectronics Ltd.  Dr. Harari holds a Ph.D. in Solid State Sciences from Princeton University and has more than 100 patents issued in the field of non-volatile memories and storage systems.  Dr. Harari currently serves on the board of directors of Telegent Systems, Inc.

Sanjay Mehrotra co-founded SanDisk in 1988 and has been our President since June 2006.  He continues to serve as our Chief Operating Officer, a position he has held since 2001, and he has previously served as our Executive Vice President, Vice President of Engineering, Vice President of Product Development, and Director of Memory Design and Product Engineering.  Mr. Mehrotra has 30 years of experience in the non-volatile semiconductor memory industry including engineering and management positions at SanDisk, Integrated Device Technology, Inc., SEEQ Technology, Inc., Intel Corporation and Atmel Corporation.  Mr. Mehrotra earned B.S. and M.S. degrees in Electrical Engineering and Computer Sciences from the University of California, Berkeley.  He also holds several patents and has published articles in the area of non-volatile memory design and flash memory systems.  Mr. Mehrotra currently serves on the board of directors of Cavium Networks and on the Engineering Advisory Board of the University of California, Berkeley.

Judy Bruner has been our Chief Financial Officer and Executive Vice President, Administration since June 2004.  She served as a member of our board of directors from July 2002 to July 2004.  Ms. Bruner has 30 years of financial management experience, including serving as Senior Vice President and Chief Financial Officer of Palm, Inc., a provider of handheld computing and communications solutions, from September 1999 until June 2004.  Prior to Palm, Inc., Ms. Bruner held financial management positions with 3Com Corporation, Ridge Computers and Hewlett-Packard Company.  Since January 2009, Ms. Bruner has served on the board of directors and the audit committee of Brocade Communications Systems, Inc.  Ms. Bruner holds a B.A. degree in Economics from the University of California, Los Angeles and an M.B.A. degree from Santa Clara University.

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
  unpredictable or changing demand for our products, particularly for certain form factors or capacities;
  excess captive memory output or capacity which could result in write-downs for excess inventory, the application of lower of cost or market charges, fixed costs associated with under-utilized capacity, or other consequences;
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
  less than anticipated demand, including a general economic weakness in our markets;
  insufficient supply from captive flash memory sources and inability to obtain non-captive flash memory supply in the time frame necessary to meet demand;
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
  our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals, non-renewals or if licensees fail to perform on a portion or all of their contractual obligations;
  inability to develop or unexpected difficulties or delays in developing, manufacturing with acceptable yields, or ramping, new technologies such as 32-nanometer or next generation process technology, 3-bits and 4-bits per cell NAND memory architecture, 3-Dimensional Read/Write, or 3D Read/Write, or other advanced, alternative technologies;
  insufficient assembly and test capacity from our Shanghai facility or our contract manufacturers or disruptions in operations at any of these facilities;
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

Competitive pricing pressures and excess supply have resulted in lower average selling prices and negative product gross margins in the past and, if we do not experience adequate price elasticity, our revenues may decline.  For more than a year through 2008, the NAND flash memory industry was characterized by supply exceeding demand, which led to significant declines in average selling prices.  Price declines exceeded our cost declines in fiscal years 2008, 2007 and 2006.  Significant price declines resulted in negative product gross margins in fiscal year 2008 and the first quarter of fiscal year 2009.  Price declines may be influenced by, among other factors, supply exceeding demand, macroeconomic factors, technology transitions, conversion of industry DRAM capacity to NAND and new technologies or other strategic actions taken by us or our competitors to gain market share.  If our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions fail to keep pace with the rate of price declines, our product gross margins and operating results will be negatively impacted, which could lead to quarterly or annual net losses.

Over our history, price decreases have generally been more than offset by increased unit demand and demand for products with increased storage capacity.  However, in fiscal year 2008 and the first half of 2009, price declines outpaced unit and megabyte growth resulting in reduced revenue as compared to prior comparable periods.  There can be no assurance that current and future price reductions will result in sufficient demand for increased product capacity or unit sales, which could harm our revenue and margins.

Price increases could reduce our overall product revenues and harm our financial position.  In the first half of fiscal year 2009, we increased prices in order to improve profitability.  Price increases can result in reduced growth in gigabyte demand or even an absolute reduction in gigabyte demand.  For example, in the second quarter of fiscal year 2009, our average selling price per gigabyte increased 12% and our gigabytes sold decreased 7%, both on a sequential quarter basis.  If we continue to raise prices in order to improve our profit margins, our product revenues may be harmed and we may have excess inventory.

We require an adequate level of product gross margins to continue to invest in our business.  We experienced negative product gross margins for fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write downs.  While product gross margins improved in fiscal year 2009, our ability to sustain sufficient product gross margin and profitability on a quarterly or annual basis in the future depends in part on industry and our supply/demand balance, our ability to reduce cost per gigabyte at an equal or higher rate than price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers, and our ability to manage expenses.  If we fail to maintain adequate product gross margins and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers, or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer.  In fiscal years 2009, 2008 and 2007, revenues from our top 10 customers or licensees accounted for approximately 42%, 48% and 46% of our revenues.  All customers were individually less than 10% of our total revenues in fiscal years 2009 and 2007. In fiscal year 2008, Samsung accounted for 13% of our total revenues through a combination of license and royalty and product revenues.  The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and we expect fluctuations to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period.  If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer.  Our non-compliance with the contractual terms of significant customer contracts may harm the business covered under these contracts and our financial results.  Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and patents expire or if licensees fail to perform on a portion or all of their contractual obligations.  As an example, we expect our license and royalty revenues will decline in fiscal year 2010 due to a new license agreement with an existing licensee at a lower effective royalty rate as compared to the previous license agreement.  Our sales are generally made from standard purchase orders rather than long-term contracts.  Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty.

Our revenues depend in part on the success of products sold by our OEM customers.  A significant portion of our sales are to OEMs, which either bundle or embed our flash memory products with their products, such as mobile phones, GPS devices and computers.  Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, introduce, market and sell their products successfully in their markets.  Should our OEM customers be unsuccessful in selling their current or future products that include our products, or should they decide to not use our products, our results of operations and financial condition could be harmed.  In 2009, we added OEMs to whom we are selling private label products, wafers and components.  The sales to these OEMs could be more variable than the sales to our historical customer base, and these OEMs may be more inclined to switch to an alternative supplier based on short-term price fluctuations.  Sales to these OEMs could also cause a decline in our branded product sales.  In addition, we are selling certain customized products and if the intended customer does not purchase these products as scheduled, we may incur excess inventory or rework costs.

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection, any of which would negatively impact our business, financial condition and results of operations.  A significant portion of our sales are made through retailers, either directly or through distributors.  Sales through these channels typically include rights to return unsold inventory and protection against price declines, as well as participation in various cooperative marketing programs.  As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors.  Price protection against declines in our selling prices has the effect of reducing our deferred revenues and eventually, our revenues.  If our retailers and distributors are not successful, due to weak consumer retail demand caused by an economic downturn, decline in consumer confidence, or other factors, we could continue to experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and results of operations.  Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors, and therefore, must rely on them to effectively sell our products over those of our competitors.  Certain of our retail and distributor partners are experiencing financial difficulty and prolonged negative economic conditions could cause liquidity issues for our retail and distributor customers and channels.  For example, two of our North American retail customers, Circuit City Stores, Inc. and Ritz Camera Centers, Inc., filed for bankruptcy protection in 2008 and 2009, respectively.  Negative changes in customer credit worthiness; the ability of our customers to access credit; or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances.  In addition, we have certain retail customers to which we provide inventory on a consigned basis, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory charges.

The future growth of our business depends on the development and performance of new markets and products for NAND-based flash memory.  Our future growth is dependent on development of new markets, new applications and new products for NAND-based flash memory.  Historically, the digital camera market provided the majority of our revenues, but it is now a more mature market, and the mobile handset market has emerged as the largest segment of our revenues.  Other markets for flash memory include digital audio and video players, USB drives and SSDs.  We cannot assure you that the use of flash memory in mobile handsets or other existing markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow.  Our revenue and future growth is also significantly dependent on international markets, and we may face difficulties entering or maintaining sales in some international markets.  Some international markets are subject to a higher degree of commodity pricing or tariffs and import taxes than in the U.S., subjecting us to increased risk of pricing and margin pressure.

Our strategy of investing in captive manufacturing sources could harm us if our competitors are able to produce products at lower costs or if industry supply exceeds demand.  We secure captive sources of NAND through our significant investments in manufacturing capacity.  We believe that by investing in captive sources of NAND, we are able to develop and obtain supply at the lowest cost and access supply during periods of high demand.  Our significant investments in manufacturing capacity require us to obtain and guarantee capital equipment leases and use available cash, which could be used for other corporate purposes.  To the extent we secure manufacturing capacity and supply that is in excess of demand, or our cost is not competitive with other NAND suppliers, we may not achieve an adequate return on our significant investments and our revenues, gross margins and related market share may be harmed.  We may also incur increased inventory or impairment charges related to our captive manufacturing investments and may not be able to exit those investments without significant cost to us.  For example, we recorded charges of $121 million and $63 million in fiscal year 2008 and the first quarter of fiscal year 2009, respectively, for adverse purchase commitments associated with under utilization of Flash Ventures’ capacity for the 90-day period in which we had non-cancelable production plans utilizing less than our share of Flash Ventures’ full capacity.

Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to Flash Ventures may result in periods of significant excess inventory.  The start of production by Flash Alliance at the end of fiscal year 2007 and the ramp of production in fiscal year 2008 increased our captive supply and resulted in excess inventory.  While we restructured and reduced our total capacity at Flash Ventures in the first quarter of fiscal year 2009, our obligation to purchase 50% of the supply or pay 50% of the costs from Flash Ventures could continue to harm our business and results of operations if our committed supply exceeds demand for our products.  The adverse effects could include, among other things, significant decreases in our product prices, and significant excess, obsolete or lower of cost or market inventory write-downs, or under-utilization charges such as those we experienced in fiscal year 2008, which would harm our gross margins and could result in the impairment of our investments in Flash Ventures.

We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand for our older products; and our competitors seek to develop new standards which could reduce demand for our products.  We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features.  Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful.  The success of new product introductions is dependent on a number of factors, including market acceptance, our ability to manage risks associated with new products and production ramp issues.  New applications, such as the adoption of flash-based SSDs that are designed to replace hard disk drives in devices such as notebook and desktop computers, can take several years to develop.  We cannot guarantee that manufacturers will adopt SSDs or that this market will grow as we anticipate.  For the SSD market to become sizeable, the cost of flash memory must decline significantly from current levels so that the product cost for the end consumers is compelling.  We believe this will require us to implement multi-level cell, or MLC, technology into our SSDs, and that will require us to develop highly capable controllers.  There can be no assurance that our MLC-based SSDs will complete development, will be able to meet the specifications required to gain customer qualification and acceptance or will be delivered to the market on a timely basis.  For example, in July 2009, we communicated that we were late to the market with our G3 SSD product.  Other new products, such as slotMusic™, slotRadio™ and our pre-loaded flash memory cards, may not gain market acceptance, and we may not be successful in penetrating the new markets that we target.  Sony’s recent announcement that it intends to transition its future devices from the Memory Stick® format to the SD format could negatively impact our market share or margins since there are a greater number of competitors selling SD products.

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

We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer.  Our competitors include many large companies that may have greater advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources and more diversified businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost.  Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs.  Such practices occurred in the DRAM industry during periods of excess supply and resulted in substantial losses in the DRAM industry.  Our primary semiconductor competitors include Hynix Semiconductor, Inc., or Hynix, Intel, Micron, Samsung and Toshiba.  These current and future competitors produce or could produce alternative flash or other memory technologies that compete against our NAND-based flash memory technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND.  Furthermore, the future rate of scaling of the NAND-based flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of flash memory technology in new applications.  If the scaling of NAND-based flash technology slows down or alternative technologies prove to be more economical, our business would be harmed, and our investments in captive fabrication facilities could be impaired.  Our cost reduction activities are dependent in part on the purchase of new specialized manufacturing equipment, and if this equipment is not generally available or is allocated to our competitors, our ability to reduce costs could be limited.

We also compete with flash memory card manufacturers and resellers.  These companies purchase or have a captive supply of flash memory components and assemble memory cards.  Our primary competitors currently include, among others, A-DATA, Buffalo, CnMemory, Dane-Elec Memory, Kodak, Elecom, FUJI, Gemalto, Hagiwara, Hama, Imation, Memorex, I-O Data, Kingmax, Kingston, Lexar, Micron, Netac, Panasonic, PNY, PQI, RITEK, Samsung, Sony, STMicroelectronics, Toshiba, Transcend and Verbatim.

Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do.  The success of our competitors may adversely affect our future revenues or margins and may result in the loss of our key customers.  For example, Toshiba and other manufacturers have increased their market share of flash memory cards for mobile phones, including the microSD™ card, which have been a significant driver of our growth.  In the digital audio market, we face competition from well established companies such as Apple, ARCHOS, Coby, Creative, Royal Philips Electronics, Microsoft, Samsung and Sony.  In the USB flash drive market, we face competition from a large number of competitors, including Hynix, Imation, Kingston, Lexar, Memorex, PNY, Sony and Verbatim.  In the market for SSDs, we face competition from large NAND flash producers such as Intel, Samsung and Toshiba, as well as from hard drive manufacturers, such as Seagate, Samsung, Western Digital and others, who have established relationships with computer manufacturers.  We also face competition from third-party solid-state drive solutions providers such as A-DATA, Kingston, Phison Electronics Corporation, STEC and Transcend.

We sell flash memory in the form of white label cards, wafers or components to certain companies who sell flash products that may ultimately compete with SanDisk branded products in the retail or OEM channels.  This could harm the SanDisk branded market share and reduce our sales and profits.

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
  price, quality and on-time delivery of products;
  product performance, availability and differentiation;
  success in developing new applications and new market segments;
  sufficient availability of cost-efficient supply;
  efficiency of production;
  ownership and monetization of intellectual property rights;
  timing of new product announcements or introductions;
  the development of industry standards and formats;
  the number and nature of competitors in a given market; and
  general market and economic conditions.
There can be no assurance that we will be able to compete successfully in the future.

Our financial performance can depend significantly on worldwide economic conditions and the related impact on levels of consumer spending, which have deteriorated in many countries and regions, including the U.S., and may not recover in the foreseeable future.  Demand for our products is adversely affected by negative macroeconomic factors affecting consumer spending.  The tightening of consumer credit, low level of consumer liquidity, and volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending.  These and other economic factors have reduced demand growth for our products and harmed our business, financial condition and results of operations, and to the extent such economic conditions continue, they could cause further harm to our business, financial condition and results of operations.

Our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals or if licensees fail to perform on a portion or all of their contractual obligations.  If our existing licensees do not renew their licenses upon expiration and we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed.  For example, in the fourth quarter of fiscal year 2009, our license and royalty revenues declined due to a new license agreement with an existing licensee at a lower effective royalty rate as compared to the previous license agreement.  To the extent that we are unable to renew license agreements under similar terms or at all, our financial results would be adversely impacted by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees.  If our licensees fail to perform on a portion or all of their contractual obligations, we may incur costs to enforce the terms of our licenses and there can be no assurance that our enforcement and collection efforts will be effective.  In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

Under certain conditions, a portion or the entire outstanding lease obligations related to Flash Ventures’ master equipment lease agreements could be accelerated, which would harm our business, results of operations, cash flows, and liquidity.  Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of either BB- from Standard & Poors, or S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of January 3, 2010, Flash Ventures were in compliance with all of their master lease covenants.  While our S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, our R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.

If R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration.  If an event of default occurs and if we failed to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to $1.07 billion, based upon the exchange rate at January 3, 2010, covered by our guarantee under the Flash Ventures master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may or may not be available.

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

Currently, our controller wafers are manufactured by SMIC, TSMC and UMC.  Any disruption in the manufacturing operations of our controller wafer vendors would result in delivery delays, adversely affect our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take several quarters to complete.  In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources.  If our silicon vendors are unable to satisfy our requirements on competitive terms or at all, we may lose potential sales and market share, and our business, financial condition and operating results may suffer.  Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.

If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment.  Semiconductor manufacturing yields and product reliability are a function of both design and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human error.  Yield problems may not be identified or improved until an actual product is manufactured and can be tested.  As a result, yield problems may not be identified until the wafers are well into the production process.  We have, from time-to-time, experienced yields that have adversely affected our business and results of operations.  We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products.  If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations.  For example, if the production ramp and/or yield of 32-nanometer 2-bits per cell and 3-bits per cell NAND technology wafers does not increase as expected, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and results of operations will be harmed.

We depend on our captive assembly and test manufacturing facility in China and our business could be harmed if this facility does not perform as planned.  Our reliance on our captive assembly and test manufacturing facility near Shanghai, China has increased significantly and we now utilize this factory to satisfy a significant portion of our assembly and test requirements, and also to produce products with leading-edge technologies such as multi-stack die packages.  Any delays or interruptions in the production ramp or targeted yields or any quality issues at our captive facility could harm our results of operations and financial condition.

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

In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business.  Successive generations of our products have incorporated semiconductors with greater memory capacity per chip.  The transition to new generations of products, such as products containing 32-nanometer process technologies and/or 3-bits per cell and 4-bits per cell NAND technologies, is highly complex and requires new controllers, new test procedures, potentially new equipment and modifications to numerous aspects of any manufacturing processes, as well as extensive qualification of the new products by our OEM customers and us.  There can be no assurance that these transitions or other future technology transitions will occur on schedule or at the yields or costs that we anticipate.  If Flash Ventures encounters difficulties in transitioning to new technologies, our cost per gigabyte may not remain competitive with the costs achieved by other flash memory producers, which would harm our gross margins and financial results.  In addition, we could face design, manufacturing and equipment challenges when transitioning to the next generation of technologies beyond NAND.  Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.  We have periodically experienced significant delays in the development and volume production ramp-up of our products.  Similar delays could occur in the future and could harm our business, financial condition and results of operations.

Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation.  Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products are warrantied for up to ten years.  Generally, our OEM customers have more stringent requirements than other customers and increases in OEM product revenue could require additional cost to test products or increase service costs and warranty claims.  Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources.  In addition, the substantial majority of our flash memory is supplied by Flash Ventures, and if the wafers contain errors or defects, our overall supply could be adversely affected.  These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, indemnification of our customer’s product recall costs, warranty claims and litigation.  We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and result in an adverse effect on our results of operations and financial condition.

Our new products have, from time-to-time, been introduced with design and production errors at a rate higher than the error rate in our established products.  We must estimate warranty and similar costs for new products without historical information and actual costs may significantly exceed our recorded estimates.  Warranty and similar costs may be even more difficult to estimate as we increase our use of non-captive supply.  Underestimation of our warranty and similar costs would have an adverse effect on our results of operations and financial condition.

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

Our attempts to hedge against currency risks may not be successful, resulting in an adverse impact on our results of operations.  In addition, if we do not successfully manage our hedging program in accordance with current accounting guidelines, we may be subject to adverse accounting treatment of our hedging program, which could harm our results of operations.  There can be no assurance that this hedging program will be economically beneficial to us.  Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and/or other restrictions.  Operating losses, third party downgrades of our credit rating or instability in the worldwide financial markets could impact our ability to effectively manage our foreign currency exchange rate fluctuation risk, which could negatively impact our business, results of operations and financial condition.

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

From time-to-time, we have sued, and may in the future sue, third parties in order to protect our intellectual property rights.  Parties that we have sued and that we may sue for patent infringement may countersue us for infringing their patents.  If we are held to infringe the intellectual property or related rights of others, we may need to spend significant resources to develop non-infringing technology or obtain licenses from third parties, but we may not be able to develop such technology or acquire such licenses on terms acceptable to us, or at all.  We may also be required to pay significant damages and/or discontinue the use of certain manufacturing or design processes.  In addition, we or our suppliers could be enjoined from selling some or all of our respective products in one or more geographic locations.  If we or our suppliers are enjoined from selling any of our respective products, or if we are required to develop new technologies or pay significant monetary damages or are required to make substantial royalty payments, our business would be harmed.

We may be obligated to indemnify our current or former directors or employees, or former directors or employees of companies that we have acquired, in connection with litigation or regulatory investigations.  These liabilities could be substantial and may include, among other things, the costs of defending lawsuits against these individuals; the cost of defending shareholder derivative suits; the cost of governmental, law enforcement or regulatory investigations; civil or criminal fines and penalties; legal and other expenses; and expenses associated with the remedial measures, if any, which may be imposed.

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

Moreover, from time-to-time, we agree to indemnify certain of our suppliers and customers for alleged patent infringement.  The scope of such indemnity varies but generally includes indemnification for direct and consequential damages and expenses, including attorneys’ fees.  We may, from time-to-time, be engaged in litigation as a result of these indemnification obligations.  Third-party claims for patent infringement are excluded from coverage under our insurance policies.  A future obligation to indemnify our customers or suppliers may have a material adverse effect on our business, financial condition and results of operations.

For additional information concerning legal proceedings, including the examples set forth above, see Part I, Item 3, “Legal Proceedings.”

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

Because of our international business and operations, we must comply with numerous international laws and regulations, and we are vulnerable to political instability and other risks related to international operations.  Currently, a large portion of our revenues is derived from our international operations, and all of our products are produced overseas in China, Japan and Taiwan.  We are, therefore, affected by the political, economic, labor, environmental, public health and military conditions in these countries.

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

Our stock price and convertible notes price have been, and may continue to be, volatile, which could result in investors losing all or part of their investments. The market prices of our stock and convertible notes have fluctuated significantly in the past and may continue to fluctuate in the future.  We believe that such fluctuations will continue as a result of many factors, including financing plans, future announcements concerning us, our competitors or our principal customers regarding financial results or expectations, technological innovations, industry supply or demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts.  In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high-technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies.  These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock as well as the price of our outstanding convertible notes.

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

Our success depends on our key personnel, including our executive officers, the loss of whom could disrupt our business.  Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel, including Dr. Eli Harari, our founder, chairman and chief executive officer.  We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time.  Our success will also depend on our ability to recruit additional highly skilled personnel.  Historically, a significant portion of our employee compensation has been dependent on equity compensation, which is directly tied to our stock price.  Our employees continue to hold a number of equity incentive awards that are underwater, and as a result, a significant portion of our equity compensation has little or no retention value.  We did not pay any bonus in 2009 related to fiscal year 2008.  Furthermore, in 2009, we canceled our annual merit salary increases, instituted forced shutdown days, and reduced certain employee benefits to reduce costs.  These actions or any further reduction in compensation elements may make it more difficult for us to hire or retain key personnel.

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

We have recently upgraded our enterprise-wide information systems and related controls, processes and procedures, and any issues with the new systems could materially impact our business operations and/or financial results.  At the beginning of the third quarter of fiscal year 2009, we implemented a new enterprise resource planning, or ERP, system.  Any ERP system problems, quality issues or programming errors could impact our continued ability to successfully operate our business or to timely and accurately report our financial results.  In addition, any distraction of our workforce due to the new systems could harm our business or results of operations.

Anti-takeover provisions in our charter documents, stockholder rights plan and in Delaware law could discourage or delay a change in control and, as a result, negatively impact our stockholders.  We have taken a number of actions that could have the effect of discouraging a takeover attempt.  For example, we have a stockholders’ rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors.  This could discourage an acquisition of us.  In addition, our certificate of incorporation grants our board of directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action (2,000,000 of which have already been reserved under our stockholder rights plan).  Issuing preferred stock could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock.  Preferred stock may also have other rights, including economic rights senior to our common stock that could have a material adverse effect on the market value of our common stock.  In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law.  This section provides that a corporation may not engage in any business combination with any interested stockholder, defined broadly as a beneficial owner of 15% or more of that corporation’s voting stock, during the three-year period following the time that a stockholder became an interested stockholder.  This provision could have the effect of delaying or discouraging a change of control of SanDisk.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.  We are subject to income tax in the U.S. and numerous foreign jurisdictions.  Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions.  We are subject to ongoing tax audits in various jurisdictions.  Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes.  For example, we are currently under a federal income tax audit by the Internal Revenue Service, or IRS, for fiscal years 2005 through 2008.  While we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, examinations are inherently uncertain and an unfavorable outcome could occur.  An unanticipated unfavorable outcome in any specific period could harm our results of operations for that period or future periods.  The financial cost and our attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability.  The IRS audit may also impact the timing and/or amount of our refund claim.  In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process.  In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S.  Any of these changes could affect our profitability.

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

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if our internal control over financial reporting is not effective, our business could suffer.  In connection with our certification process under Section 404 of the Sarbanes-Oxley Act, we have identified in the past and will, from time-to-time, identify deficiencies in our internal control over financial reporting.  We cannot assure you that individually or in the aggregate these deficiencies would not be deemed to be a material weakness or significant deficiency.  A material weakness or significant deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline.  Additionally, adverse publicity related to the disclosure of a material weakness in internal controls could have a negative impact on our reputation, business and stock price.  Any internal control or procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives and cannot prevent human error, intentional misconduct or fraud.

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
We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Senior Convertible Notes due 2013 and our 1% Convertible Notes due 2035.  We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest.  In addition, we may enter into future agreements to increase manufacturing capacity, including the expansion of Fab 4.  As of January 3, 2010 we had guarantee obligations for Flash Ventures’ master lease agreements of approximately $1.07 billion.  In addition, we have significant commitments for the future fixed costs of Flash Ventures.  Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

The settlement of the 1% Senior Convertible Notes due 2013 may have adverse consequences.  The 1% Senior Convertible Notes due 2013 are subject to net share settlement, which means that we will satisfy our conversion obligation to holders by paying a combination of cash and shares of our common stock in settlement thereof, in an amount of cash equal to the principal amount of the 1% Convertible Notes due 2013 plus an amount of shares of our common stock, if any, equal to the excess of the daily conversion values over the cash amount of the 1% Senior Convertible Notes due 2013 being converted.

Our failure to convert the 1% Senior Convertible Notes due 2013 into cash or a combination of cash and common stock upon exercise of a holder’s conversion right in accordance with the provisions of the indenture would constitute a default under the indenture.  We may not have the financial resources or be able to arrange for financing to pay such principal amount in connection with the surrender of the 1% Senior Convertible Notes due 2013.  While we do not have other agreements that would restrict our ability to pay the principal amount of any convertible notes in cash, we may enter into such an agreement in the future, which may limit or prohibit our ability to make any such payment.  In addition, a default under the indenture could lead to a default under existing and future agreements governing our indebtedness.  If, due to a default, the repayment of related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and amounts owing in respect of the conversion, maturity, or put of any convertible notes.

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
The dealers or their affiliates are likely to modify their hedge positions, from time-to-time, prior to conversion or maturity of the notes by purchasing and selling shares of our common stock, our securities or other instruments they may wish to use in connection with such hedging.  In particular, such hedging modification may occur during any observation period for a conversion of the 1% Senior Convertible Notes due 2013, which may have a negative effect on the value of the consideration received in relation to the conversion of those notes.  In addition, we intend to exercise options we hold under the convertible note hedge transactions whenever notes are converted.  To unwind their hedge positions with respect to those exercised options, the dealers or their affiliates expect to sell shares of our common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the observation period, if any, for the converted notes.

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

Our principal facilities are located in Milpitas, California.  We lease four adjacent buildings comprising approximately 444,000 square feet.  These facilities house our corporate offices, the majority of our engineering team, as well as a portion of our sales, marketing, operations and corporate services organizations.  We occupy this space under lease agreements that expire in 2011 and 2013.  In addition, we own two buildings comprising approximately 157,000 square feet located in Kfar Saba, Israel, that house administrative offices and research and development facilities.  The buildings are located on a 99-year land lease, which we have 83 years remaining, of approximately 268,000 square feet of which approximately 70,000 square feet is vacant land for future expansion.  We have 48 years remaining on a 50-year land lease in Tefen, Israel of approximately 87,000 square feet of vacant land for future expansion.

We have 47 years remaining on a 50-year land lease in Shanghai, China of approximately 653,000 square feet on which we own an advanced testing and assembly facility of approximately 363,000 square feet.

We also lease sales and marketing offices in the U.S., China, France, Germany, India, Ireland, Israel, Japan, Korea, Russia, Scotland, Spain, Sweden, Taiwan and the United Arab Emirates; operation support offices in Taichung, Taiwan; Hong Kong, Shanghai and Shenzhen, China; and New Delhi, India; and design centers in Omer and Tefen, Israel; Edinburgh, Scotland; and Bangalore, India.

ITEM 3.	LEGAL PROCEEDINGS

See Note 16, “Litigation,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock.  Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “SNDK.”  The following table summarizes the high and low sale prices for our common stock as reported by the NASDAQ.

	High	Low
2008
First quarter	$33.73	$19.54
Second quarter	$33.17	$18.95
Third quarter	$23.50	$13.06
Fourth quarter	$21.82	$5.07
2009
First quarter	$13.50	$7.53
Second quarter	$16.72	$11.87
Third quarter	$23.20	$13.02
Fourth quarter	$31.18	$19.18

Holders.  As of February 1, 2010, we had approximately 389 stockholders of record.

Dividends.  We have never declared or paid any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph *

Five-Year Stockholder Return Comparison.  The following graph compares the cumulative total stockholder return on our common stock with that of the Standard & Poors (“S&P”) 500 Stock Index, a broad market index published by S&P, a selected S&P Semiconductor Company stock index compiled by Morgan Stanley & Co. Incorporated and the Philadelphia, or PHLX, Semiconductor Index for the five-year period ended January 3, 2010.  These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by an individual investor.

The comparison for each of the periods assumes that $100 was invested on December 31, 2004 in our common stock, the stocks included in the S&P 500 Stock Index, the stocks included in the S&P Semiconductor Company Stock Index and the stocks included in the PHLX Semiconductor Index, and assumes all dividends are reinvested.  For each reported year, the reported dates are the last trading dates of our fiscal quarters (which end on the Sunday closest to March 31, June 30 and September 30, respectively) and year (which ends on the Sunday closest to December 31).

	2004	2005	2006	2007	2008	2009
SanDisk Corporation	$100.00	$251.58	$172.33	$134.32	$36.76	$117.90
S&P 500 Index	100.00	103.00	117.03	122.00	72.02	92.01
S&P Semiconductor Stock Index	100.00	111.18	100.12	111.02	56.18	92.01
PHLX Semiconductor Index	100.00	110.66	107.99	94.62	46.62	83.06

*
The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Years Ended
	January 3, 2010(1)	December 28, 2008(2)	December 30, 2007(3)	December 31, 2006(4)	January 1, 2006(5)
	(In thousands, except per share data)
Revenues
Product	$3,154,314	$2,843,243	$3,446,125	$2,926,472	$2,066,607
License and royalty	412,492	508,109	450,241	331,053	239,462
Total revenues	3,566,806	3,351,352	3,896,366	3,257,525	2,306,069
Cost of product revenues	2,282,180	3,288,265	2,693,647	2,018,052	1,333,335
Gross profit	1,284,626	63,087	1,202,719	1,239,473	972,734
Operating income (loss)	519,390	(1,973,480)	276,514	326,334	576,582
Net income (loss) attributable to common stockholders	$415,310	$(1,986,624)	$190,616	$180,393	$386,384
Net income (loss) attributable to common stockholders per share:
Basic	$1.83	$(8.82)	$0.84	$0.91	$2.11
Diluted	$1.79	$(8.82)	$0.81	$0.87	$2.00
Shares used in computing net income (loss) attributable to common stockholders per share:
Basic	227,435	225,292	227,744	198,929	183,008
Diluted	231,959	225,292	235,857	207,451	193,016

	At
	January 3, 2010	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Working capital	$2,043,664	$1,450,675	$2,377,399	$3,335,858	$2,004,598
Total assets	6,001,719	5,932,140	7,107,472	6,850,491	3,120,187
Convertible long-term debt	934,722	954,094	903,580	856,595	—
Total equity	3,908,409	3,440,721	5,156,303	4,997,470	2,523,791

(1)   Includes share-based compensation of ($95.6) million, amortization of acquisition-related intangible assets of ($13.7) million and other-than-temporary impairment charges of ($7.9) million related to our investment in FlashVision.
(2)   Includes impairment charges related to goodwill of ($845.5) million, acquisition-related intangible assets of ($175.8) million, investments in our flash ventures with Toshiba of ($93.4) million, and our investment in Tower Semiconductor Ltd., or Tower, of ($18.9) million.  Also includes share-based compensation of ($97.8) million, amortization of acquisition-related intangible assets of ($71.6) million and restructuring and other charges of ($35.5) million.
(3)   Includes share-based compensation of ($133.0) million and amortization of acquisition-related intangible assets of ($90.1) million.  Also includes other-than-temporary impairment charges of ($10.0) million related to our investment in FlashVision.
(4)   Includes acquired in-process technology charges of ($225.6) million related to acquisitions of Matrix Semiconductor Inc., or Matrix, in January 2006 and msystems Ltd., or msystems, in November 2006, share-based compensation of ($100.6) million and amortization of acquisition-related intangible assets of ($27.8) million.
(5)   Includes other-than-temporary impairment charges of ($10.1) million related to our investment in Tower.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

	Fiscal Years Ended
	January 3, 2010	% of Revenue	December 28, 2008	% of Revenue	December 30, 2007	% of Revenue
	(In thousands, except percentages)
Product revenues	$3,154,314	88.4%	$2,843,243	84.8%	$3,446,125	88.4%
License and royalty revenues	412,492	11.6%	508,109	15.2%	450,241	11.6%
Total revenues	3,566,806	100.0%	3,351,352	100.0%	3,896,366	100.0%
Cost of product revenues	2,282,180	64.0%	3,288,265	98.1%	2,693,647	69.1%
Gross profit	1,284,626	36.0%	63,087	1.9%	1,202,719	30.9%
Operating expenses
Research and development	384,158	10.8%	429,949	12.8%	418,066	10.7%
Sales and marketing	208,514	5.8%	328,079	9.8%	294,594	7.6%
General and administrative	171,359	4.8%	204,765	6.1%	181,509	4.7%
Impairment of goodwill	—	—	845,453	25.2%	—	—
Impairment of acquisition-related intangible assets	—	—	175,785	5.3%	—	—
Amortization of acquisition-related intangible assets	1,167	0.0%	17,069	0.5%	25,308	0.6%
Restructuring and other	38	0.0%	35,467	1.1%	6,728	0.2%
Total operating expenses	765,236	21.4%	2,036,567	60.8%	926,205	23.8%
Operating income (loss)	519,390	14.6%	(1,973,480)	(58.9)%	276,514	7.1%
Other income (expense), net	(15,589)	(0.5)%	21,106	0.6%	76,144	2.0%
Income (loss) before provision for taxes	503,801	14.1%	(1,952,374)	(58.3)%	352,658	9.1%
Provision for income taxes	88,491	2.5%	34,250	1.0%	156,831	4.1%
Net income (loss)	415,310	11.6%	(1,986,624)	(59.3)%	195,827	5.0%
Less: Net income attributable to non-controlling interests	—	—	—	—	5,211	0.1%
Net income (loss) attributable to common stockholders	$415,310	11.6%	$(1,986,624)	(59.3)%	$190,616	4.9%

General

We are the inventor of and largest supplier of NAND flash storage card products.  Our mission is to provide simple, reliable and affordable storage for consumer use in portable devices.  We sell our products globally through broad retail and OEM distribution channels.

We design, develop and manufacture data storage products and solutions in a variety of form factors using our flash memory, proprietary controller and firmware technologies.  We purchase the vast majority of our NAND flash memory supply requirements through our significant flash venture relationships with Toshiba which provide us with leading-edge, low-cost memory wafers.  Our removable card products are used in a wide range of consumer electronics devices such as mobile phones, digital cameras, gaming devices and laptop computers.  Our embedded flash products are used in mobile phones, navigation devices, gaming systems, imaging devices and computing platforms.  For computing platforms, we provide high-speed, high-capacity storage solutions known as SSDs that can be used in lieu of hard disk drives in a variety of computing devices.

Our results are primarily driven by worldwide demand for flash storage devices, which in turn depends on end-user demand for electronic products.  We believe the market for flash storage is generally price elastic.  Accordingly, we expect that as we reduce the price of our flash devices, consumers will demand an increasing number of gigabytes and/or units of memory and that over time, new markets will emerge.  In order to profitably capitalize on price elasticity of demand in the market for flash storage products, we must reduce our cost per gigabyte at a rate similar to the change in selling price per gigabyte, and the average capacity and/or the number of units of our products must grow enough to offset price declines.  We seek to achieve these cost reductions through technology improvements, primarily by increasing the amount of memory stored in a given area of silicon.

Effective December 29, 2008, we implemented a change in accounting and have separately accounted for the liability and equity components of our 1% Senior Convertible Note due 2013 that may be settled in cash upon conversion (including partial cash settlement) in a manner that reflects our economic interest cost.  Accordingly, we bifurcated the debt into debt and equity components and are amortizing the debt discount (the “economic interest cost”) in our Consolidated Statements of Operations.  We have retrospectively applied the change in accounting to all periods presented, and have recast the Consolidated Financial Statements for fiscal years 2008 and 2007 presented in this report.

Effective December 29, 2008, we implemented a change in accounting and have reclassified for all periods presented non-controlling interests, formerly called a minority interest, to a component of equity in the Consolidated Balance Sheets, and the net income (loss) attributable to non-controlling interests has been separately identified in the Consolidated Statements of Operations and the Consolidated Statements of Equity.  The Company has also reclassified certain distributions to non-controlling interests from cash flows from operating activities to cash flows from investing activities for fiscal years ended December 28, 2008 and December 30, 2007.

In the fourth quarter of fiscal year 2009, we identified that our third party equity software contained a feature that resulted in incorrect share-based compensation expense.  This software feature affected our share-based compensation expense reported for the nine months ended September 27, 2009 and the three fiscal years ended December 28, 2008.  We determined that the impact of the underreported share-based compensation expense was not material to any of the previously issued annual or interim financial statements.  Accordingly, the fourth quarter and full fiscal year 2009 include a cumulative non-cash adjustment of $16.2 million to increase share-based compensation, allocated to multiple expense categories.

Fiscal year 2009 included 53 weeks as compared to 52 weeks in fiscal years 2008 and 2007.

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

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs.  We recognize revenues when the earnings process is complete, as evidenced by an agreement with the customer, there is transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization.  Revenue is generally recognized at the time of shipment for customers not eligible for price protection and/or a right of return.  Sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the sales and related costs of these transactions are deferred until the retailers or distributors sell the merchandise to their end customer, or the rights of return expire.  At January 3, 2010 and December 28, 2008, deferred income from sales to distributors and retailers was $177.7 million and $75.7 million, respectively.  Estimated sales returns are provided for as a reduction to product revenues and deferred revenues and were not material for any period presented in our Consolidated Financial Statements.

We record estimated reductions to revenues or to deferred revenues for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising, and other volume-based incentives and expected returns.  Additionally, we have incentive programs that require us to estimate, based on historical experience, the number of customers who will actually redeem the incentive.  All sales incentive programs are recorded as an offset to product revenues or deferred revenues.  In calculating the value of sales incentive programs, actual and estimated activity is used based upon reported weekly sell-through data from our customers.  The timing and resolution of these claims could materially impact product revenues or deferred revenues.  In addition, actual returns and rebates in any future period could differ from our estimates, which could impact the revenue we report.

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

Deferred Tax Assets.  We must make certain estimates in determining income tax expense for financial statement purposes.  These estimates occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.  We have recorded a valuation allowance against a significant portion of our U.S. and certain foreign net deferred tax assets as there was substantial uncertainty as to the realizability of the deferred tax assets in future periods.  In determining the need for and amount of our valuation allowance, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies.  Our estimates of future income include our internal projections and various internal estimates and certain external sources which we believe to be reasonable but that are unpredictable and inherently uncertain.

Our estimates for tax uncertainties require substantial judgment based upon the period of occurrence, complexity of the matter, available federal tax case law, interpretation of foreign laws and regulations and other estimates.  There is no assurance that domestic or international tax authorities will agree with the tax positions we have taken which could materially impact future results.

Valuation of Long-Lived Assets, Intangible Assets and Equity Method Investments. We perform tests for impairment of long-lived and intangible assets and equity method investments whenever events or circumstances suggest that other long-lived assets may not be recoverable.  An impairment of long-lived and intangible assets are only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets are less than the carrying value of the asset we are testing for impairment.  If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value based primarily upon forecasted discounted cash flows.  An impairment of an equity method investment is deemed to occur if the fair value, based upon quoted market prices if available or forecasted discounted cash flows, is less than the carrying value.  Substantially all of our equity method investments are not actively traded and we rely on discounted cash flows to estimate fair value.  These forecasted discounted cash flows include estimates and assumptions related to revenue growth rates and operating margins, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables.  Our estimates of market segment growth and our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business.  Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information.  If future forecasts are revised, they may indicate or require future impairment charges.  We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.

Fair Value of Investments in Debt Instruments.  There are three levels of inputs that may be used to measure fair value (see Note 3, “Investments and Fair Value Measurements” in the Notes to the Consolidated Financial Statements included in Item 8 of this report).  Each level of input has different levels of subjectivity and difficulty involved in determining fair value.  Level 1 securities represent quoted prices in active markets, and therefore do not require significant management judgment.  Our Level 2 securities are primarily valued using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data.  We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities.  The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, compared to multiple independent valuation sources and could be adjusted based on market indices or other information.  In the current market environment, the assessment of fair value can be difficult and subjective.  However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions was material to the valuation of our cash equivalents, short and long-term marketable securities.  We currently do not have any investments that use Level 3 inputs.

Results of Operations

Product Revenues.
	FY 2009	Percent Change	FY 2008	Percent Change	FY 2007
	(In millions, except percentages)
Retail	$1,567.5	(14)%	$1,812.9	(16)%	$2,162.5
OEM	1,586.8	54%	1,030.3	(20)%	1,283.6
Product revenues	$3,154.3	11%	$2,843.2	(17)%	$3,446.1

The increase in our fiscal year 2009 product revenues compared to fiscal year 2008 reflected a 116% increase in the number of gigabytes sold, partially offset by a 48% reduction in average selling price per gigabyte.  The increase in number of gigabytes sold was the result of an increase in average capacity of 71% and an increase in memory units sold of 26%.  The decline in retail product revenues in fiscal year 2009 compared to fiscal year 2008 was primarily attributable to a weak worldwide consumer spending environment through all of 2009.  The increase in OEM product revenues in fiscal year 2009 compared to fiscal year 2008 was due to increased sales of cards and embedded products primarily in the mobile phone markets and increased sales to new OEM channels, including the sale of private label cards, wafers and components.

The decrease in our fiscal year 2008 product revenues compared to fiscal year 2007 reflected a 62% reduction in average selling price per gigabyte, partially offset by a 125% increase in the number of gigabytes sold, which reflected 15% growth in memory product units sold and 96% growth in average capacity.  The decline in retail product revenues in fiscal year 2008 compared to fiscal year 2007 was due to aggressive price declines partially offset by a 116% increase in gigabytes sold.  The decline in OEM product revenues in fiscal year 2008 compared to fiscal year 2007 was due to aggressive price declines, partially offset by a 135% increase in gigabytes sold, and the discontinuation of TwinSys Data Storage Limited Partnership, or TwinSys, operations on March 31, 2007, which contributed $53 million of product revenues in the first quarter of fiscal year 2007 prior to ceasing operations.  Unit growth of 15% in fiscal year 2008 was below the 75% unit growth in fiscal year 2007 due primarily to deteriorating worldwide economic conditions.

Geographical Product Revenues.

	FY 2009		FY 2008		FY 2007
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
	(In millions, except percentages)
United States	$916.3	29%	$1,006.7	35%	$1,193.6	35%
Asia-Pacific	1,447.7	46%	1,013.1	36%	1,228.5	36%
Europe, Middle East and Africa	707.7	22%	752.6	26%	889.7	26%
Other foreign countries	82.6	3%	70.8	3%	134.3	3%
Product revenues	$3,154.3	100%	$2,843.2	100%	$3,446.1	100%

Product revenues in Asia-Pacific, which now includes Japan, increased on a year-over-year basis due to growth in our OEM channel sales for the mobile phone market and growth in the sale of private label cards, wafers and components.  Product revenues in fiscal year 2009 compared to fiscal year 2008 decreased in the United States and Europe, Middle East and Africa, or EMEA, primarily due to a weak consumer spending environment.

Product revenues in fiscal year 2008 compared to fiscal year 2007 decreased in all geographical regions due to aggressive industry price declines partially offset by unit sales growth in all regions.  The decline in Asia-Pacific revenue also included the discontinuation of TwinSys operations on March 31, 2007, which contributed $53 million of product revenues in the first quarter of fiscal year 2007 prior to ceasing operations.

License and Royalty Revenues.
	FY 2009	Percent Change	FY 2008	Percent Change	FY 2007
	(In millions, except percentages)
License and royalty revenues	$412.5	(19)%	$508.1	13%	$450.2

The decrease in our fiscal year 2009 license and royalty revenues was due to lower flash memory revenues reported by our licensees and a new license agreement with an existing licensee at a lower effective royalty rate as compared to the previous license agreement.  These declines were partially offset by fiscal year 2009 including a full year of royalty revenue for new licensees added in fiscal year 2008.

The increase in our fiscal year 2008 license and royalty revenues was primarily due to the addition of new licensees.

Gross Margins.
	FY 2009	Percent Change	FY 2008	Percent Change	FY 2007
	(In millions, except percentages)
Product gross profit (loss)	$872.1	296%	$(445.0)	(159)%	$752.5
Product gross margins (as a percent of product revenue)	27.6%		(15.7)%		21.8%
Total gross margins (as a percent of total revenue)	36.0%		1.9%		30.9%

Product gross margins in fiscal year 2009 increased 43.3 percentage points compared to fiscal year 2008 due to manufacturing costs declining faster than prices and a net benefit of $364 million, primarily from the sale of inventory which had been previously partially reserved in fiscal year 2008 to reflect the market value of certain inventory which was determined to be below cost.  The increase in product gross margin in fiscal year 2009 as compared with fiscal year 2008 was also due to charges in 2008 for the impairment of our investments in Flash Ventures of $83 million and for adverse purchase commitments of $121 million associated with under-utilization of Flash Ventures capacity.  The rate of decline in average selling price per gigabyte slowed in fiscal year 2009 due to an improved balance between supply and demand, impacted in part by our actions in early fiscal year 2009 to sell a portion of our manufacturing capacity in Flash Ventures to Toshiba, and hold the remaining wafer output capacity constant.  The rate of cost decline of our memory products was similar in fiscal years 2009 and 2008.

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
  Impairment in our investments in Flash Partners and Flash Alliance of $83 million.

Research and Development.
	FY 2009	Percent Change	FY 2008	Percent Change	FY 2007
	(In millions, except percentages)
Research and development	$384.2	(11)%	$429.9	3%	$418.1
Percent of revenue	10.8%		12.8%		10.7%

Our fiscal year 2009 research and development expense was reduced from the comparable period in fiscal year 2008 primarily due to lower usage of third-party engineering services of ($36.6) million and lower employee-related costs of ($3.4) million due to decreased headcount and lower share-based compensation expense.

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

Sales and Marketing.
	FY 2009	Percent Change	FY 2008	Percent Change	FY 2007
	(In millions, except percentages)
Sales and marketing	$208.5	(36)%	$328.1	11%	$294.6
Percent of revenue	5.8%		9.8%		7.6%

Our fiscal year 2009 sales and marketing expense was reduced from the comparable period in fiscal year 2008 primarily due to decreased branding and merchandising costs of ($99) million and lower outside service costs of ($19) million.

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

General and Administrative.
	FY 2009	Percent Change	FY 2008	Percent Change	FY 2007
	(In millions, except percentages)
General and administrative	$171.4	(16)%	$204.8	13%	$181.5
Percent of revenue	4.8%		6.1%		4.7%

Our fiscal year 2009 general and administrative expense was reduced over the comparable period in fiscal year 2008 primarily due to lower intellectual property legal costs of ($29) million and lower bad debt expense of ($9) million, partially offset by an increase in employee-related costs of $5 million.

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

Impairment of Goodwill.
	FY 2009	Percent Change	FY 2008	Percent Change	FY 2007
	(In millions, except percentages)
Impairment of goodwill	n/a	n/a	$845.5	n/a	n/a
Percent of revenue	n/a		25.2%		n/a

In the fourth quarter of fiscal year 2008, we concluded that there were sufficient indicators based on a combination of factors, including the economic environment, current and forecasted operating results, NAND-industry pricing conditions and a sustained decline in our market capitalization, to require an interim goodwill impairment analysis.  As a result of the interim goodwill impairment analysis, we recognized an impairment charge of $846 million.  As of December 28, 2008, we have no goodwill remaining on our Consolidated Balance Sheet.

Impairment of Acquisition-Related Intangible Assets.
	FY 2009	Percent Change	FY 2008	Percent Change	FY 2007
	(In millions, except percentages)
Impairment of acquisition-related intangible assets	n/a	n/a	$175.8	n/a	n/a
Percent of revenue	n/a		5.3%		n/a

In the fourth quarter of fiscal year 2008, we recorded a $176 million impairment on acquisition-related intangible assets.  This impairment was based upon forecasted discounted cash flows which considered factors including a reduced business outlook primarily due to NAND-industry pricing conditions.  There were no such impairments or impairment indicators in fiscal years 2009 and 2007.

Amortization of Acquisition-Related Intangible Assets.
	FY 2009	Percent Change	FY 2008	Percent Change	FY 2007
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$1.2	(93)%	$17.1	(32)%	$25.3
Percent of revenue	0.0%		0.5%		0.6%

Amortization of acquisition-related intangible assets in fiscal year 2009 compared to fiscal year 2008 was lower due to the impairment of certain Matrix and msystems acquisition-related intangible assets in the fourth quarter of fiscal year 2008.

Amortization of acquisition-related intangible assets in fiscal year 2008 compared to fiscal year 2007 was lower due to intangible assets that were fully amortized in fiscal year 2007.  Our expense from the amortization of acquisition-related intangible assets was primarily related to our acquisitions of Matrix in January 2006 and msystems in November 2006.

Restructuring Charges and Other.

	FY 2009		Percent Change	FY 2008	Percent Change	FY 2007
	(In millions, except percentages)
Restructuring and other	$	─	(100)%	$35.5	430%	$6.7
Percent of revenue		0.0%		1.1%		0.2%

During fiscal years 2008 and 2007, we implemented several restructuring plans which included reductions of our workforce and consolidation of operations.  We recorded negligible restructuring charges and other in fiscal year 2009 compared to $36 million and $7 million in fiscal years 2008 and 2007, respectively.  The goal of these restructuring and other charges was to bring our operational expenses to more appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs.  All expenses, including adjustments, associated with our restructuring plans are included in Restructuring and Other in the Consolidated Statements of Operations.  For further discussion of our restructuring plans, refer to Note 10, “Restructuring Plans,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

Other Income (Expense), net.
	FY 2009	Percent Change	FY 2008	Percent Change	FY 2007
	(In millions, except percentages)
Interest income	$63.3	(33)%	$94.4	(29)%	$133.4
Interest expense	(68.6)	4%	(65.8)	5%	(62.7)
Loss on equity investments	(1.6)	(96)%	(39.6)	300%	(9.9)
Other income (expense), net	(8.7)	(127)%	32.1	110%	15.3
Total other income (expense), net	$(15.6)	(174)%	$21.1	(72)%	$76.1

Our fiscal year 2009 “Total other income (expense), net” decreased compared to fiscal year 2008 primarily due to lower foreign currency gains and transaction costs incurred in fiscal year 2009 related to the sale of equipment and transfer of lease obligations resulting from the restructuring of Flash Ventures, reflected in “Other income (expense), net.”  In addition, interest income in fiscal year 2009 declined by ($31) million compared to fiscal year 2008, reflecting lower interest rates and lower average cash balances during the year.

Our fiscal year 2008 “Total other income (expense), net” decrease compared to fiscal year 2007 was primarily due to lower interest income in fiscal year 2008 reflecting reduced interest rates and lower cash and investment balances, impairment of our equity investment in Tower of ($19) million, and an impairment of our investment in FlashVision of ($10) million.

Provision for Income Taxes.
	FY 2009	Percent Change	FY 2008	Percent Change	FY 2007
	(in millions, except percentages)
Provision for income taxes	$88.5	158%	$34.3	(78)%	$156.8
Effective income tax rates	17.6%		(1.8)%		44.5%

Our fiscal year 2009 effective tax rate was primarily related to withholding taxes on license and royalty income from certain foreign licensees and income tax provisions recorded by foreign subsidiaries while income taxes for federal and state were substantially offset by the reduction of valuation allowance related to the utilization of tax credits.

Our fiscal year 2008 provision for income taxes was lower than the statutory rate primarily due to the non-deductibility of the goodwill impairment charge and a valuation allowance recorded on certain U.S. and foreign gross deferred tax assets.  The valuation allowance significantly increased due primarily to the size of the fiscal year 2008 net loss and that it is not more likely than not that certain U.S. and foreign deferred tax assets will be realized in the future.  Fiscal year 2007 provision for income taxes was higher than the statutory rate primarily due to non-deductible share-based compensation expenses and certain foreign losses partially offset by foreign earnings taxed at other than U.S. rates and tax-exempt interest.

Our reserve for unrecognized tax benefits increased by $60 million and $69 million in fiscal years 2009 and 2008, respectively.  In October 2009, the Internal Revenue Service commenced an examination of our federal income tax returns for fiscal years 2005 through 2008.  We do not expect a resolution to be reached during the next twelve months.  In addition, we are currently under audit by various state and international tax authorities.  We cannot reasonably estimate that the outcome of these examinations will not have a material effect on our financial position, results of operations or liquidity.

Non-GAAP Financial Measures

Reconciliation of Net Income (Loss).

	Twelve months ended
	January 3, 2010	December 28, 2008	December 30, 2007
	(In thousands except per share amounts)
Net income (loss) attributable to common stockholders	$415,310	$(1,986,624)	$190,616
Share-based compensation	95,560	97,799	133,010
Impairment of goodwill and acquisition-related intangible assets	─	1,021,238	─
Amortization of acquisition-related intangible assets	13,696	71,581	90,117
Inventory step-up expense related to msystems acquisition	─	─	7,066
Convertible debt interest	54,454	49,340	45,758
Income tax adjustments	(151,813)	280,692	(58,458)
Non-GAAP net income (loss) attributable to common stockholders	$427,207	$(465,974)	$408,109

Diluted net income (loss) attributable to common stockholders per share:	$1.79	$(8.82)	$0.81
Share-based compensation	0.41	0.43	0.56
Impairment of goodwill and acquisition-related intangible assets	─	4.53	─
Amortization of acquisition-related intangible assets	0.06	0.32	0.38
Inventory step-up expense related to msystems acquisition	─	─	0.03
Convertible debt interest	0.23	0.22	0.19
Income tax adjustments	(0.65)	1.25	(0.24)
Non-GAAP diluted net income (loss) attributable to common stockholders per share:	$1.84	$(2.07)	$1.73

Shares used in computing diluted net income (loss) attributable to common stockholders per share:
GAAP	231,959	225,292	235,857
Non-GAAP	232,300	225,292	236,614

Management believes that providing this additional information is useful to the investor to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business excluding these items.  Management also uses these non-GAAP measures to establish operational goals and for measuring performance for compensation purposes.  However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, and not as a replacement for, data presented in accordance with GAAP.

Management believes that the presentation of non-GAAP measures, including net income (loss) and non-GAAP net income (loss) per diluted share, provides important supplemental information to management and investors about financial and business trends relating to the company’s results of operations.  Management believes that the use of these non-GAAP financial measures also provides consistency and comparability with our past financial reports.

Management has historically used these non-GAAP measures when evaluating operating performance because we believe that the inclusion or exclusion of the items described below provides an additional measure of our core operating results and facilitates comparisons of our core operating performance against prior periods and our business model objectives.  We have chosen to provide this information to investors to enable them to perform additional analyses of past, present and future operating performance and as a supplemental means to evaluate our ongoing core operations.  Externally, we believe that these non-GAAP measures continue to be useful to investors in their assessment of our operating performance and their valuation of the company.

Internally, these non-GAAP measures are significant measures used by management for purposes of:

  evaluating the core operating performance of the company;
  establishing internal budgets;
  setting and determining variable compensation levels;
  calculating return on investment for development programs and growth initiatives;
  comparing performance with internal forecasts and targeted business models;
  strategic planning; and
  benchmarking performance externally against our competitors.
We exclude the following items from our non-GAAP measures:

Share-based Compensation Expense.  These expenses consist primarily of expenses for employee stock options, employee restricted stock units and the employee stock purchase plan.  Although share-based compensation is an important aspect of the compensation of SanDisk’s employees and executives, we exclude share-based compensation expenses from our non-GAAP measures primarily because they are non-cash expenses that we do not believe are reflective of ongoing operating results.  Further, we believe that it is useful to exclude share-based compensation expense for investors to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies.

Impairment of Goodwill and Acquisition-related Intangible Assets.  This item reflects the write-down of goodwill and other intangible assets to their fair values.  Because of the infrequent nature of this charge, management does not include this type of item in internal operating forecasts and models.  Excluding this data provides investors with a basis to compare our core operating results in different periods without this variability.

Amortization of Acquisition-related Intangible Assets.  We incur amortization of intangible assets in connection with acquisitions.  Since we do not acquire businesses on a predictable cycle, we exclude these items in order to provide investors and others with a consistent basis for comparison across accounting periods.

Inventory Step-up Expense Related to msystems Acquisition.  This is an acquisition-related charge.  It results from marking to fair value an acquired company’s inventory at the time of acquisition.  This charge is not factored into management’s evaluation of potential acquisitions or our performance after completion of acquisitions, because it is not related to our core operating performance, and the frequency and amount of this type of charge can vary significantly based on the size and timing of our acquisitions.  Excluding this data provides investors with a basis to compare the company against the performance of other companies without this variability.

Convertible Debt Interest.  This is the non-cash economic interest expense relating to the implied value of the equity conversion component of the convertible debt.  The value of the equity conversion component is treated as a debt discount and amortized to interest expense over the life of the note using the effective interest rate method.  We exclude this non-cash interest expense as it does not represent the semi-annual cash interest payments made to our note holders.

Income Tax Adjustments.  This amount is used to present each of the amounts described above on an after-tax basis, considering jurisdictional tax rates, consistent with the presentation of non-GAAP net income.  It also represents the amount of tax expense or benefit that we would record, considering jurisdictional tax rates, if we did not have any valuation allowance on our net deferred tax assets.

From time-to-time in the future, there may be other items that we may exclude if we believe that doing so is consistent with the goal of providing useful information to investors and management.

Limitations of Relying on Non-GAAP Financial Measures.

We have incurred and will incur in the future, many of the costs excluded from the non-GAAP measures, including share-based compensation expense, impairment of goodwill and acquisition-related intangible assets, amortization of acquisition-related intangible assets and other acquisition-related costs, convertible debt interest expense and income tax adjustments.  These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results.  These non-GAAP measures may be different than the non-GAAP measures used by other companies.

Liquidity and Capital Resources

Cash Flows.  Our cash flows were as follows:

	FY 2009	Percent Change	FY 2008	Percent Change	FY 2007
	(In millions, except percentages)
Net cash provided by operating activities	$487.8	456%	$87.7	(87)%	$653.0
Net cash provided by (used in) investing activities	(374.8)	(1379)%	29.3	102%	(1,218.4)
Net cash provided by (used in) financing activities	20.9	90%	11.0	106%	(181.1)
Effect of changes in foreign currency exchange rates on cash	4.4	1367%	0.3	160%	(0.5)
Net increase (decrease) in cash and cash equivalents	$138.3	8%	$128.3	117%	$(747.0)

Operating Activities.  Cash provided by operating activities is generated by net income (loss) adjusted for certain non-cash items and changes in assets and liabilities.  Cash provided by operations was $488 million for fiscal year 2009 as compared to cash provided by operations of $88 million for fiscal year 2008.  The increase in cash provided by operations in fiscal year 2009 compared to fiscal year 2008 resulted primarily from our net income of $415 million compared with a net loss of ($1.99) billion, which included non-cash impairment charges, in the comparable period of the prior year.  Cash flow from accounts receivable decreased, as reflected by higher accounts receivable levels in fiscal year 2009 compared with the prior year, due to increased revenue in fiscal year 2009.  Cash used for inventory decreased primarily due to higher sales.  Cash flow from other assets increased compared with the prior year primarily due to a tax refund received in the first quarter of fiscal year 2009 related to carryback claims from the fiscal year 2008 net loss.  Accounts payable trade and accounts payable from related parties decreased primarily due to the reduction of gross inventory, operating expenses and the timing of Flash Ventures payments as compared to the prior year, resulting in a decrease in cash provided.  Cash flow from other liabilities in fiscal year 2009 decreased as compared to the prior year as a result of settlements in hedge contracts and the elimination of liabilities for Flash Ventures adverse purchase commitments associated with under utilization of Flash Ventures’ capacity.

Cash provided by operations was $88 million for fiscal year 2008 as compared to cash provided by operations of $653 million for fiscal year 2007.  The decline in cash provided by operations in fiscal year 2008 compared to fiscal year 2007 resulted primarily from our net loss of $1.99 billion offset by non-cash impairments.  Cash flow from accounts receivable in fiscal year 2008 was positively impacted by increased collection efforts and by reduced product accounts receivable levels as compared with the prior year period.  The increase in inventory was related primarily to the expansion of capacity and production at Flash Ventures while revenue from our products declined from fiscal year 2007 to fiscal year 2008.  The increase in other assets was due to the increase in tax receivables related to tax refunds expected on carryback claims due to the fiscal year 2008 net loss.  Within operating activities for fiscal year 2008, there was an increase in cash provided primarily related to an increase in related parties payables due to timing of Flash Ventures payments at fiscal year 2008 year end, an increase in other liabilities related to Flash Ventures capacity under utilization accrual, timing of the cash settlement of outstanding hedge contracts, and lower deferred income on shipments to distributors and retailers related to lower revenue levels.

Investing Activities.  Cash used in investing activities for fiscal year 2009 was ($375) million as compared to cash provided by investing activities of $29 million in fiscal year 2008.  The increase in cash used in investing activities was primarily related to lower proceeds from sale and maturities of short and long-term marketable securities, offset by a reduction in the net loans made to Flash Ventures and a reduced investment in property and equipment.  During fiscal year 2009, we loaned $378 million to Flash Ventures for equipment purchases and received $387 million on the collection of outstanding notes receivable from Flash Ventures for the sale of a portion of our production capacity and the return of excess cash from Flash Partners.  This resulted in a net loan repayment from Flash Ventures of $9 million in fiscal year 2009 compared to a loan of $384 million to Flash Ventures for equipment purchases in fiscal year 2008.

Cash provided by investing activities for fiscal year 2008 was $29 million as compared to cash used in investing activities of ($1.12) billion in fiscal year 2007.  The increase in cash provided by investing was primarily related to reduced purchases of short and long-term marketable securities due to our higher liquidity requirements and the return of $103 million on our investment in FlashVision and $40 million from the sale of 200-millimeter fab equipment that we owned directly as compared to the return of $38 million from FlashVision in the fiscal year 2007.  Usage of cash for investments in and loans to Flash Partners and Flash Alliance was ($384) million in fiscal year 2008 compared to ($651) million in fiscal year 2007.

Financing Activities.  Net cash provided by financing activities for fiscal year 2009 of $21 million as compared to cash provided by financing activities of $11 million in fiscal year 2008 was primarily due to the repayment of debt financing in fiscal year 2008 of ($10) million.

Net cash provided by financing activities for fiscal year 2008 of $11 million as compared to cash used in financing activities of ($181) million in fiscal year 2007 was primarily related to lower cash proceeds from employee stock programs and repayment of debt financing in fiscal year 2008 offset by the termination of the share repurchase programs which used cash in fiscal year 2007.

Liquid Assets.  At January 3, 2010, we had cash, cash equivalents and short-term marketable securities of $1.92 billion.  We have $1.10 billion of long-term marketable securities which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining maturity of the marketable security being greater than one year.

Short-Term Liquidity.  As of January 3, 2010, our working capital balance was $2.04 billion.  We expect our loans to Flash Ventures as well as our investments in property, plant and equipment to be approximately $300 million to $400 million in fiscal year 2010.

On February 11, 2010, we notified the holders of our 1% Convertible Notes due 2035 that we would exercise our option to redeem the $75 million outstanding on March 15, 2010.  The redemption price will be $1,000 per $1,000 principal amount of the debentures, plus accrued interest, for an aggregate cash expenditure of $75 million plus accrued interest of $0.4 million.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements.  The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from R&I.  As of January 3, 2010, Flash Ventures was in compliance with all of its master lease covenants.  While our S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, our R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.

If R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $1.07 billion outstanding lease obligations covered by our guarantee under such Flash Ventures master lease agreements, based upon the exchange rate at January 3, 2010, which could negatively impact our short-term liquidity.

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

Financing Arrangements.  At January 3, 2010, we had $1.23 billion of aggregate principal amount in convertible notes outstanding, consisting of $1.15 billion in aggregate principal amount of our 1% Senior Convertible Notes due 2013 and $75.0 million in aggregate principal amount of our 1% Convertible Notes due 2035.  Our 1% Convertible Notes due 2035 may be redeemed in whole or in part by the holders thereof at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest on March 15, 2010 and various dates thereafter.  On February 11, 2010, we notified the holders of our 1% Convertible Notes due 2035 that we would exercise our option to redeem the $75 million outstanding on March 15, 2010.  The redemption price will be $1,000 per $1,000 principal amount of the debentures, plus accrued interest, for an aggregate cash expenditure of $75 million plus accrued interest of $0.4 million.

Concurrent with the issuance of the 1% Senior Convertible Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share.  As of January 3, 2010, the warrants had an expected life of approximately 3.6 years and expire in August 2013.  At expiration, we may, at our option, elect to settle the warrants on a net share basis.  As of January 3, 2010, the warrants had not been exercised and remain outstanding.  In addition, counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Senior Convertible Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Senior Convertible Notes due 2013 or the first day that none of the 1% Senior Convertible Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Senior Convertible Notes due 2013.  As of January 3, 2010, we had not purchased any shares under this convertible bond hedge agreement.  See Note 7, “Financing Arrangements,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

Flash Partners and Flash Alliance Ventures with Toshiba.  We are a 49.9% owner in both Flash Partners and Flash Alliance, or hereinafter collectively referred to as Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures.  This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba.  Flash Ventures purchase wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a markup.  We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply or to pay for 50% of the fixed costs of Flash Ventures.  We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers.  See Note 14, “Related Parties and Strategic Investments,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

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

Under Flash Ventures’ agreements, we agreed to share in Toshiba’s costs associated with NAND product development and our common semiconductor research and development activities.  We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.  In the fourth quarter of fiscal year 2008, our requirement to fund common research and development activities ended and final funding was completed in the second quarter of fiscal year 2009.  As of January 3, 2010 and December 28, 2008, we accrued liabilities related to these expenses of zero and $4.0 million, respectively.  We continue to participate in other common research and development activities with Toshiba but are not committed to any minimum funding level.

For semiconductor fixed assets that are leased by Flash Ventures, we and Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under master lease agreements entered into from December 2004 through December 2008.  These master lease obligations are denominated in Japanese yen and are noncancelable.  Our total master lease obligation guarantee, net of lease payments, as of January 3, 2010, was 98.9 billion Japanese yen, or approximately $1.07 billion based upon the exchange rate at January 3, 2010.

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

From time-to-time, we and Toshiba mutually approve the purchase of equipment in the Flash Ventures for conversion to new process technologies or the addition of wafer capacity.  Flash Partners has reached full wafer capacity.  Flash Alliance’s production output ramped in fiscal year 2008 to more than 50% of its estimated full wafer capacity.  During fiscal year 2010, we expect our portion of capital investments in Flash Ventures for new process technologies and additional wafer capacity to be between $600 million to $800 million, which we expect will be funded through additional loans to Flash Ventures, working capital contributions from Flash Ventures and equipment operating leases.

FlashVision Venture with Toshiba.  In the second quarter of fiscal year 2008, we and Toshiba determined that production of NAND flash memory products utilizing 200-millimeter wafers was no longer cost effective relative to market prices for NAND flash memory and decided to wind-down the FlashVision venture.  As part of the ongoing wind-down of FlashVision, Toshiba purchased certain assets of FlashVision.  The existing master equipment lease agreement between FlashVision and a consortium of financial institutions has been retired, thereby releasing us from our contingent indemnification obligation with Toshiba.  In fiscal year 2009, we received distributions of $12.7 million, released $43.3 million of cumulative translation adjustments recorded in accumulated OCI and impaired the remaining $7.9 million relating to our investment in FlashVision.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at January 3, 2010, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 13, “Commitments, Contingencies and Guarantees,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.  Our most significant foreign currency exposure is to the Japanese yen in which we purchase the vast majority of our NAND flash wafers.  In addition, we also have significant costs denominated in the Chinese renminbi and the Israeli new shekel, and we have revenue denominated in the European euro and the British pound.  We do not enter into derivatives for speculative or trading purposes.  We use foreign currency forward and cross currency swap contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar.  We use foreign currency forward contracts and options to partially hedge our future Japanese yen costs for NAND flash wafers.  Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized.  These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.  See Note 4, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  This is accomplished by investing in widely diversified investment grade marketable securities.  As of January 3, 2010, a hypothetical 50 basis point increase in interest rates would result in an approximate $12 million decline (less than 0.68%) in the fair value of our available-for-sale debt securities.

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

At January 3, 2010, we had foreign currency forward exchange and cross currency swap contracts in place that amounted to a net sale in U.S. dollar equivalent of approximately $250 million in foreign currencies to hedge our foreign currency denominated monetary net asset position.  The maturities of these contracts were 36 months or less.

At January 3, 2010 we had no foreign currency forward exchange contracts and option contracts in place to partially hedge our expected future wafer purchases in Japanese yen due to the low exchange rate of the U.S. dollar against the Japanese yen relative to historical levels.

The notional amount and unrealized gain of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of January 3, 2010 is shown in the table below.  In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.  These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of January 3, 2010	Change in Fair Value Due to 10% Adverse Rate Movement
	(In thousands)
Balance sheet hedges:
Cross currency swap contracts entered	$(412,610)	$(18,175)	$(60,271)
Forward contracts sold	(97,578)	2,779	(7,216)
Forward contracts purchased	260,195	(4,142)	24,746
Total net outstanding contracts	$(249,993)	$(19,538)	$(42,741)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we do hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk.  We also hold available-for-sale equity securities in semiconductor wafer manufacturing companies.  As of January 3, 2010, a reduction in price of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $1 million.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at January 3, 2010.  Actual results may differ materially.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2010.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended January 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under “Business-Executive Officers” in this report and under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer and principal financial and accounting officer.  This code of ethics, which consists of the “SanDisk Code of Ethics for Financial Executives” section of our code of ethics, that applies to employees generally, is posted on our website at “www.sandisk.com/about-sandisk/corporate-social-responsibility/corporate-responsibility/labor-and-ethics.”  From this webpage, click on “SanDisk Worldwide Code of Business Conduct and Ethics.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting the required information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under “Director Compensation- Fiscal 2009,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Summary Compensation Table- Fiscal 2009,” “Outstanding Equity Awards at Fiscal 2009 Year-End” and “Option Exercises and Stock Vested in Fiscal 2009” in our Proxy Statement for our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under “Compensation Committee Interlocks and Insider Participation,” “Certain Transactions and Relationships,” and under “Election of Directors” in our Proxy Statement for our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” and “Report of the Audit Committee” in our Proxy Statement for our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

We have audited the accompanying Consolidated Balance Sheets of SanDisk Corporation as of January 3, 2010 and December 28, 2008, and the related Consolidated Statements of Operations, Equity, and Cash Flows for each of the three years in the period ended January 3, 2010.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at January 3, 2010 and December 28, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SanDisk Corporation’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 25, 2010

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited SanDisk Corporation’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  SanDisk Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SanDisk Corporation maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of SanDisk Corporation as of January 3, 2010 and December 28, 2008, and the related Consolidated Statements of Operations, Equity, and Cash Flows for each of the three years in the period ended January 3, 2010 and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 25, 2010

SANDISK CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 3, 2010	December 28, 2008
	(In thousands, except for share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,100,364	$962,061
Short-term marketable securities	819,002	477,296
Accounts receivable from product revenues, net of allowance for doubtful accounts of $12,348 in fiscal year 2009 and $13,881 in fiscal year 2008	234,407	122,092
Inventory	596,493	598,251
Deferred taxes	66,869	84,023
Other current assets	97,639	469,961
Total current assets	2,914,774	2,713,684
Long-term marketable securities	1,097,095	1,097,302
Property and equipment, net	300,997	396,987
Notes receivable and investments in flash ventures with Toshiba	1,507,550	1,602,291
Deferred taxes	21,210	15,188
Intangible assets, net	58,076	63,182
Other non-current assets	102,017	43,506
Total assets	$6,001,719	$5,932,140

LIABILITIES
Current liabilities:
Accounts payable trade	$134,427	$240,985
Accounts payable to related parties	182,091	370,006
Convertible short-term debt	75,000	—
Other current accrued liabilities	234,079	502,443
Deferred income on shipments to distributors and retailers and deferred revenue	245,513	149,575
Total current liabilities	871,110	1,263,009
Convertible long-term debt	934,722	954,094
Non-current liabilities	287,478	274,316
Total liabilities	2,093,310	2,491,419

Commitments and contingencies (see Note 13)

EQUITY
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 4,000,000, Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 800,000,000; Issued and outstanding: 228,656,504 in fiscal year 2009 and 226,128,177 in fiscal year 2008	229	226
Capital in excess of par value	4,268,845	4,154,166
Accumulated deficit	(487,489)	(902,799)
Accumulated other comprehensive income	128,713	188,977
Total stockholders’ equity	3,910,298	3,440,570
Non-controlling interests	(1,889)	151
Total equity	3,908,409	3,440,721
Total liabilities and equity	$6,001,719	$5,932,140

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
	(In thousands, except per share amounts)
Revenues
Product	$3,154,314	$2,843,243	$3,446,125
License and royalty	412,492	508,109	450,241
Total revenues	3,566,806	3,351,352	3,896,366

Cost of product revenues	2,269,651	3,233,753	2,628,838
Amortization of acquisition-related intangible assets	12,529	54,512	64,809
Total cost of product revenues	2,282,180	3,288,265	2,693,647
Gross profit	1,284,626	63,087	1,202,719

Operating expenses
Research and development	384,158	429,949	418,066
Sales and marketing	208,514	328,079	294,594
General and administrative	171,359	204,765	181,509
Impairment of goodwill	—	845,453	—
Impairment of acquisition-related intangible assets	—	175,785	—
Amortization of acquisition-related intangible assets	1,167	17,069	25,308
Restructuring and other	38	35,467	6,728
Total operating expenses	765,236	2,036,567	926,205
Operating income (loss)	519,390	(1,973,480)	276,514
Interest income	63,273	94,417	133,355
Loss in equity investments	(1,646)	(39,568)	(9,949)
Interest (expense) and other income (expense), net	(77,216)	(33,743)	(47,262)
Total other income (expense), net	(15,589)	21,106	76,144
Income (loss) before provision for income taxes	503,801	(1,952,374)	352,658
Provision for income taxes	88,491	34,250	156,831
Net income (loss)	415,310	(1,986,624)	195,827
Less: Income attributable to non-controlling interests	—	—	5,211
Net income (loss) attributable to common stockholders	$415,310	$(1,986,624)	$190,616
Net income (loss) attributable to common stockholders per share:
Basic	$1.83	$(8.82)	$0.84
Diluted	$1.79	$(8.82)	$0.81
Shares used in computing net income (loss) attributable to common stockholders per share:
Basic	227,435	225,292	227,744
Diluted	231,959	225,292	235,857

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total	Non-controlling Interests	Total Equity
	(In thousands)
Balance at December 31, 2006	226,518	$226	$3,898,758	$1,087,017	$5,493	$4,991,494	$5,976	$4,997,470
Net income	—	—	—	190,616	—	190,616	5,211	195,827
Unrealized gain on available-for-sale investments	—	—	—	—	6,770	6,770	—	6,770
Foreign currency translation	—	—	—	—	15,797	15,797	—	15,797
Unrealized gain on hedging activities	—	—	—	—	4,415	4,415	—	4,415
Comprehensive income						217,598	5,211	222,809
Distribution to non-controlling interests	—	—	—	—	—	—	(10,120)	(10,120)
Issuance of shares pursuant to equity plans	4,724	5	87,010	—	—	87,015	—	87,015
Issuance of stock pursuant to employee stock purchase plan	386	—	13,296	—	—	13,296	—	13,296
Income tax benefit from stock options exercised	—	—	18,442	—	—	18,442	—	18,442
Share-based compensation expense	—	—	132,647	—	—	132,647	—	132,647
Cumulative effect to prior year related to unrecognized tax benefits upon adoption of FIN 48	—	—	(4,756)	(993)	—	(5,749)	—	(5,749)
Share repurchases	(7,461)	(7)	(106,785)	(192,815)	—	(299,607)	—	(299,607)
Consolidated venture capital contributions	—	—	100	—	—	100	—	100
Balance at December 30, 2007	224,167	224	4,038,712	1,083,825	32,475	5,155,236	1,067	5,156,303
Net loss	—	—	—	(1,986,624)	—	(1,986,624)	—	(1,986,624)
Unrealized loss on available-for-sale investments	—	—	—	—	(22,650)	(22,650)	—	(22,650)
Foreign currency translation	—	—	—	—	77,368	77,368	—	77,368
Unrealized gain on hedging activities	—	—	—	—	101,784	101,784	—	101,784
Comprehensive loss						(1,830,122)	—	(1,830,122)
Distribution to non-controlling interests	—	—	—	—	—	—	(916)	(916)
Issuance of shares pursuant to equity plans	1,005	1	5,397	—	—	5,398	—	5,398
Issuance of stock pursuant to employee stock purchase plan	956	1	14,302	—	—	14,303	—	14,303
Income tax benefit from stock options exercised	—	—	(3,945)	—	—	(3,945)	—	(3,945)
Share-based compensation expense	—	—	98,719	—	—	98,719	—	98,719
Change in unrecognized tax benefits as a result of settlement and expiration of statute of limitations	—	—	981	—	—	981	—	981
Balance at December 28, 2008	226,128	226	4,154,166	(902,799)	188,977	3,440,570	151	3,440,721
Net income	—	—	—	415,310	—	415,310	—	415,310
Unrealized gain on available-for-sale investments	—	—	—	—	45,328	45,328	—	45,328
Foreign currency translation	—	—	—	—	(2,762)	(2,762)	—	(2,762)
Unrealized loss on hedging activities	—	—	—	—	(102,830)	(102,830)	—	(102,830)
Comprehensive income						355,046	—	355,046
Loss on non-controlling interest	—	—	—	—	—	—	(2,040)	(2,040)
Issuance of shares pursuant to equity plans	1,370	2	9,712	—	—	9,714	—	9,714
Issuance of stock pursuant to employee stock purchase plan	1,159	1	11,163	—	—	11,164	—	11,164
Share-based compensation expense	—	—	93,804	—	—	93,804	—	93,804
Balance at January 3, 2010	228,657	$229	$4,268,845	$(487,489)	$128,713	$3,910,298	$(1,889)	$3,908,409

 SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
	(In thousands)
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$415,310	$(1,986,624)	$190,616
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash provided by operating activities:
Deferred and other taxes	(12,884)	146,141	(53,205)
Depreciation and amortization	230,696	306,729	301,501
Provision for doubtful accounts	(719)	8,778	3,530
Share-based compensation expense	95,560	97,799	133,010
Excess tax benefit from share-based compensation	—	(1,938)	(18,375)
Impairment, restructuring and other charges	4,293	1,146,407	—
Other non-cash charges (income)	(2,757)	19,856	12,721
Changes in operating assets and liabilities:
Accounts receivable from product revenues	(111,597)	332,113	145,657
Inventory	(13,485)	(42,969)	(57,586)
Other assets	324,981	(320,593)	(34,789)
Accounts payable trade	(106,634)	(48,727)	23,772
Accounts payable to related parties	(187,915)	215,563	20,966
Other liabilities	(146,995)	215,189	(14,751)
Total adjustments	72,544	2,074,348	462,451
Net cash provided by operating activities	487,854	87,724	653,067
Cash flows from investing activities:
Purchases of short and long-term investments	(1,668,978)	(1,986,338)	(3,717,897)
Proceeds from sales of short and long-term investments	1,137,734	1,697,052	2,033,871
Proceeds from maturities of short and long-term investments	205,874	744,322	1,365,712
Proceeds from sales of property and equipment	—	39,680	—
Acquisition of property and equipment	(59,733)	(184,033)	(258,954)
Investment in Flash Partners Ltd. and Flash Alliance Ltd.	—	(96,705)	(125,547)
Distribution from FlashVision Ltd.	12,713	102,530	—
Notes receivable proceeds, FlashVision Ltd.	—	—	37,512
Notes receivable proceeds, Flash Partners Ltd. and Flash Alliance Ltd.	387,278	—	—
Notes receivable proceeds, Tower Semiconductor Ltd.	—	3,125	1,125
Notes receivable issuance, Flash Partners Ltd. and Flash Alliance Ltd.	(377,923)	(287,488)	(525,252)
Purchased technology and other assets	(11,790)	1,786	(28,928)
Acquisition of MusicGremlin, Inc.	—	(4,604)	—
Net cash provided by (used in) investing activities	(374,825)	29,327	(1,218,358)
Cash flows from financing activities:
Proceeds from employee stock programs	20,878	19,701	100,311
Proceeds from (repayment of) debt financing	—	(9,785)	9,803
Distribution to non-controlling interests, net	—	(916)	(10,020)
Excess tax benefit from share-based compensation	—	1,938	18,375
Share repurchase programs	—	—	(299,607)
Net cash provided by (used in) financing activities	20,878	10,938	(181,138)
Effect of changes in foreign currency exchange rates on cash	4,396	323	(522)
Net increase (decrease) in cash and cash equivalents	138,303	128,312	(746,951)
Cash and cash equivalents at beginning of the year	962,061	833,749	1,580,700
Cash and cash equivalents at end of the year	$1,100,364	$962,061	$833,749

Supplemental disclosure of cash flow information:
Cash refunded (paid) for income taxes	$123,977	$(129,141)	$(193,300)
Cash paid for interest expense	$(13,001)	$(12,386)	$(15,168)
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

Basis of Presentation.  The Company’s fiscal year ends on the Sunday closest to December 31.  Fiscal year 2009 consisted of 53 weeks, with the additional week included in the fourth quarter.  Fiscal years 2008 and 2007 each consisted of 52 weeks.  Certain prior period amounts in the footnotes have been reclassified to conform to the current period presentation.  The Company has evaluated, recorded and disclosed material subsequent events in the Notes to the Consolidated Financial Statements, if any, that have occurred up to the date of the filing of this annual report on Form 10-K on February 25, 2010.  For accounting and disclosure purposes, the exchange rate at January 3, 2010 of 92.46 was used to convert Japanese yen to U.S. dollar.  Throughout the Notes to Consolidated Financial Statements, unless otherwise indicated, the reference to Net Income (Loss) refers to Net Income (Loss) Attributable to Common Stockholders.

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

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, long-lived assets, income taxes, warranty obligations, restructuring, contingencies, share-based compensation and litigation.  The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources.  Actual results could differ materially from these estimates.

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs.  The Company recognizes revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed or determinable pricing and reasonable assurance of realization.  Revenue is generally recognized at the time of shipment for customers not eligible for price protection and/or a right of return.  Sales made to distributors and retailers are generally under agreements allowing price protection and/or a right of return and, therefore, the revenues and related costs of these transactions are deferred until the retailers or distributors sell-through the merchandise to their end customer, or the rights of return expire.  Estimated sales returns are provided for as a reduction to product revenue and were not material for any period presented in the accompanying Consolidated Financial Statements.  The cost of shipping products to customers is included in cost of product revenues.  The Company recognizes expenses related to sales commissions in the period in which they are earned.

Revenue from patent licensing arrangements is recognized when earned, estimable and realizable.  The timing of revenue recognition is dependent on the terms of each license agreement and on the timing of sales of licensed products.  The Company generally recognizes royalty revenue when it is reported to the Company by its licensees, which is generally one quarter in arrears from the licensees’ sales.  For licensing fees that are not determined by the number of licensed units sold, the Company recognizes license fee revenue on a straight-line basis over the life of the license.

Notes to Consolidated Financial Statements

The Company records estimated reductions of revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising and other volume-based incentives and expected returns.  Additionally, the Company has incentive programs that require it to estimate, the number of customers who will actually redeem the incentive.  All sales incentive programs are recorded as an offset to product revenues or deferred revenues.  Marketing development programs are recorded as a reduction to revenue.

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable include amounts owed by geographically dispersed distributors, retailers and original equipment manufacturer (“OEM”) customers.  No collateral is required.  Provisions are provided for sales returns and credit losses.

The Company estimates the collectibility of its accounts receivable based on a combination of factors.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings or substantial downgrading of credit ratings), the Company provides allowance for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected.

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

Foreign Currency.  The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur.  Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income (loss) as a non-operating item in each period.  Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the exchange rate in effect on the balance sheet date and any gains and losses are included in cumulative translation adjustment.  The Company continuously evaluates its foreign currency exposures and may continue to enter into hedges or other risk mitigating arrangements in the future.  Aggregate gross foreign currency transaction gain (loss) prior to consideration of the offsetting hedges recorded to net income (loss) was ($90.0) million, $181.3 million and $15.6 million in fiscal years 2009, 2008 and 2007, respectively.

Cash Equivalents, Short and Long-Term Marketable Securities.  Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase.  Marketable securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term marketable securities.  Marketable securities with remaining maturities greater than one year as of the balance sheet date are classified as long-term marketable securities.  Short and long-term fixed income investments consist of commercial paper, United States (“U.S.”) treasuries, government agency and government-sponsored agency obligations, corporate/municipal notes and bonds, and variable rate demand notes.  Both short and long-term marketable securities also include investments in certain equity securities.  The fair market value, based on quoted market prices, of cash equivalents, and short and long-term marketable securities at January 3, 2010 approximated their carrying value.  Cost of securities sold is based on specific identification.

In determining if and when a decline in market value below cost of these investments is other-than-temporary, the Company evaluates both quantitative and qualitative information including the market conditions, offering prices, trends of earnings, price multiples and other key measures.  For equity securities, when such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.  For debt securities, only the decline in the credit rating element of an other-than-temporary impairment is taken to the Consolidated Statement of Operations, unless the Company intends, or more likely than not will be forced, to sell the security.

Notes to Consolidated Financial Statements

Property and Equipment.  Property and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from two to twenty-five years, or the remaining lease term, whichever is shorter.

Variable Interest Entities.  The Company evaluates its equity method investments to determine whether any investee is a variable interest entity (“VIE”).  If the Company concludes that an investee is a variable interest entity, the Company evaluates its expected gains and losses from such investee to determine whether the Company is the primary beneficiary of the investee.  If the Company is the primary beneficiary of a variable interest entity, the Company consolidates such entity and reflects the minority interest of other beneficiaries of that entity.  If the Company concludes that an investee is not a variable interest entity, the Company does not consolidate the investee.

Equity Investments.  The Company accounts for investments in equity securities of other entities, including variable interest entities that are not consolidated, under the cost method of accounting if investments in voting equity interests of the investee are less than 20%.  The equity method of accounting is used if the Company’s investment in voting stock is greater than or equal to 20% but less than a majority.  In considering the accounting method for investments less than 20%, the Company also considers other factors such as its ability to exercise significant influence over operating and financial policies of the investee.  If certain factors are present, the Company could account for investments for which it has less than a 20% ownership under the equity method of accounting.

Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.  Investments in public companies with restrictions greater than one year are carried at cost.  Investments in public and non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary.  Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses.  Declines in value that are judged to be other-than-temporary are reported in Other income (expense) or Cost of product revenues in the accompanying Consolidated Statements of Operations.  See Note 5, “Balance Sheet Information - Notes Receivable and Investments in Flash Ventures with Toshiba,” regarding impairment of equity method investments in fiscal year 2008.

Inventories and Inventory Valuation.  Inventories are stated at the lower of cost (first-in, first-out) or market.  Market value is based upon an estimated average selling price reduced by estimated costs of disposal.  Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected.  Reductions in inventory valuation are included in Cost of product revenues in the accompanying Consolidated Statements of Operations.  Inventory impairment charges, when taken, permanently establish a new cost basis and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.  Rather these amounts are recognized in income only if, as and when the inventory is sold.

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

Notes to Consolidated Financial Statements

Other Long-Lived Assets.  Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  The Company assesses the carrying value of long-lived assets, whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable.  Factors the Company considers important which could result in an impairment review include: (1) significant under-performance relative to the historical or projected future operating results; (2) significant changes in the manner of use of assets; (3) significant negative industry or economic trends; and (4) significant changes in the Company’s market capitalization relative to net book value.  Any changes in key assumptions used by the Company including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations.  See Note 6, “Intangible Assets and Goodwill,” regarding impairment of long-lived assets in fiscal year 2008.

Fair Value of Financial Instruments.  For certain of the Company’s financial instruments, including accounts receivable, short-term marketable securities and accounts payable, the carrying amounts approximate fair value due to their short maturities.  See Note 3, “Investments and Fair Value Measurements,” for financial assets and liabilities measured at fair value.

Advertising Expenses.  Marketing co-op development programs, where the Company receives, or will receive, an identifiable benefit (e.g., goods or services) in exchange for the amount paid to its customer and the Company can reasonably estimate the fair value of the benefit it receives for the customer incentive payment, are classified, when granted, as a marketing expense.  Advertising expenses not meeting this criteria are classified as a reduction to product revenue.  Any other advertising expenses not meeting these conditions are expensed as incurred.  Advertising expenses were $7.0 million, $39.9 million and $35.5 million in fiscal years 2009, 2008 and 2007, respectively.

Research and Development Expenses.  Research and development expenditures are expensed as incurred.

Notes to Consolidated Financial Statements

Note 2: Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the existing guidance on consolidation of variable interest entities to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the entity has the power to direct matters that most significantly impacts the VIE, and the obligation to absorb losses or the right to receive benefits of the VIE that could be potentially significant to the VIE.  This amendment also requires the Company to perform ongoing periodic reassessments of whether an enterprise is the primary interest beneficiary of a VIE, rather than only when specific events have occurred.  This amendment is effective for the Company’s reporting period that begins on January 4, 2010, and for interim periods within the first annual reporting period.  As a result of this new guidance, management believes that Flash Partners Ltd. and Flash Alliance Ltd. (hereinafter collectively referred to as “Flash Ventures”), will continue to be accounted for as equity investments as the Company is not the primary beneficiary.  However, Solid State Storage Solutions LLC (“S4”) (see Note 14, “Related Parties”), which is currently consolidated, is being evaluated as to whether consolidation or equity method accounting is appropriate.

In October 2009, the FASB issued authoritative guidance to update the accounting and reporting requirements for revenue arrangements with multiple deliverables.  This guidance established a selling price hierarchy, which allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available.  The Company will early adopt this standard beginning on January 4, 2010 and believes the impact of the adoption on its financial condition and results of operations is immaterial.

In October 2009, the FASB issued authoritative guidance that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole.  More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software is excluded from the scope of existing software revenue guidance.  The Company will early adopt this standard beginning on January 4, 2010 and believes the impact of the adoption on its financial condition and results of operations is immaterial.

Notes to Consolidated Financial Statements

Note 3: Investments and Fair Value Measurements

Fair Value Hierarchy.  The Company categorizes the fair value of its financial assets and liabilities according to the hierarchy established by the FASB, which prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described as follows:

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

In circumstances in which a quoted price in an active market for the identical liability is not available, the Company is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets.  If these quoted prices are not available, the Company is required to use another valuation technique, such as an income approach or a market approach.

The Company’s financial assets are measured at fair value on a recurring basis.  Instruments that are classified within Level 1 of the fair value hierarchy generally include money market funds, U.S. Treasury securities and equity securities.  Instruments that are classified within Level 2 of the fair value hierarchy generally include government agency securities, asset-backed securities, mortgage-backed securities, commercial paper, U.S. corporate notes and bonds, and municipal obligations.

Financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2010 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$869,643	$869,643	$—	$—
Fixed income securities	1,831,360	61,129	1,770,231	—
Equity securities	85,542	85,542	—	—
Derivative assets	4,433	—	4,433	—
Other	3,395	—	3,395	—
Total financial assets	$2,794,373	$1,016,314	$1,778,059	$—

Derivative liabilities	$23,247	$—	$23,247	$—
Total financial liabilities	$23,247	$—	$23,247	$—

Notes to Consolidated Financial Statements

Financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2008 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$317,081	$317,081	$—	$—
Fixed income securities	1,505,385	—	1,505,385	—
Equity securities	37,227	37,227	—	—
Derivative assets	105,133	—	105,133	—
Other	2,889	—	2,889	—
Total financial assets	$1,967,715	$354,308	$1,613,407	$—

Derivative liabilities	$153,523	$—	$153,523	$—
Total financial liabilities	$153,523	$—	$153,523	$—

Assets and liabilities measured at fair value on a recurring basis as of January 3, 2010, were presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$871,173	$869,643	$1,530	$—
Short-term marketable securities	819,002	74,906	744,096	—
Long-term marketable securities	1,097,095	71,765	1,025,330	—
Other current assets and other non-current assets	7,103	—	7,103	—
Total assets	$2,794,373	$1,016,314	$1,778,059	$—

Other current accrued liabilities	$15,453	$—	$15,453	$—
Non-current liabilities	7,794	—	7,794	—
Total liabilities	$23,247	$—	$23,247	$—

(1)	Cash equivalents exclude cash of $229.2 million included in Cash and cash equivalents on the Consolidated Balance Sheets as of January 3, 2010.

Assets and liabilities measured at fair value on a recurring basis as of December 28, 2008 were presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$317,081	$317,081	$—	$—
Short-term marketable securities	477,296	2,062	475,234	—
Long-term marketable securities	1,097,302	35,165	1,062,137	—
Other current assets and other non-current assets	76,036	—	76,036	—
Total financial assets	$1,967,715	$354,308	$1,613,407	$—

Other current accrued liabilities	$153,523	$—	$153,523	$—
Total financial liabilities	$153,523	$—	$153,523	$—

(1)	Cash equivalents exclude cash of $645.0 million included in Cash and cash equivalents on the Consolidated Balance Sheets as of December 28, 2008.

Notes to Consolidated Financial Statements

As of January 3, 2010, the Company did not elect the fair value option for any financial assets and liabilities that were not required to be measured at fair value.

Available-for-Sale Investments.  Available-for-sale investments as of January 3, 2010 were as follows (in thousands):
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. Treasury and government agency securities	$66,984	$90	$(6)	$67,068
U.S. government-sponsored agency securities	37,211	20	(298)	36,933
Corporate notes and bonds	251,510	1,103	(664)	251,949
Asset-backed securities	27,719	175	—	27,894
Mortgage-backed securities	4,986	20	—	5,006
Municipal notes and bonds	1,422,126	20,581	(197)	1,442,510
	1,810,536	21,989	(1,165)	1,831,360
Equity investments	70,011	15,531	—	85,542
Total available-for-sale investments	$1,880,547	$37,520	$(1,165)	$1,916,902

Available-for-sale investments as of December 28, 2008 were as follows (in thousands):
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. government-sponsored agency securities	$40,110	$476	$—	$40,586
Corporate notes and bonds	56,916	267	(360)	56,823
Municipal notes and bonds	1,387,592	21,714	(1,330)	1,407,976
	1,484,618	22,457	(1,690)	1,505,385
Equity investments	70,226	—	(32,999)	37,227
Total available-for-sale investments	$1,554,844	$22,457	$(34,689)	$1,542,612

The fair value and gross unrealized losses on the available-for-sale securities that have been in an unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of January 3, 2010, are summarized in the following table (in thousands).  Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and government agency securities	$27,357	$(6)	$—	$—
U.S. government-sponsored agency securities	27,724	(298)	—	—
Corporate notes and bonds	115,696	(664)	—	—
Municipal notes and bonds	76,031	(197)	—	—
Equity investments	—	—	—	—
Total	$246,808	$(1,165)	$—	$—

The gross unrealized loss related to U.S. Treasury and government agency securities, U.S. government-sponsored agency securities, and U.S. corporate and municipal notes and bonds was primarily due to changes in interest rates.  Gross unrealized loss on all available-for-sale fixed income securities at January 3, 2010 was considered temporary in nature.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.  For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is more likely than not the Company will be required to sell the investments before the recovery of its amortized cost.

Notes to Consolidated Financial Statements

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities (in thousands).

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Gross realized gains	$13,997	$8,870	$336
Gross realized (losses)	(576)	(640)	(237)

Fixed income securities by contractual maturity as of January 3, 2010 are shown below (in thousands).  Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$801,569	$806,755
Due after one year through five years	1,008,967	1,024,605
Total	$1,810,536	$1,831,360

For certain of the Company’s financial instruments, including accounts receivable, short-term marketable securities and accounts payable, the carrying amounts approximate fair value due to their short maturities.  For those financial instruments where the carrying amounts differ from fair value, the following table represents the related costs and the fair values, which are based on quoted market prices (in thousands).

	As of January 3, 2010		As of December 28, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
1% Notes due 2013	$934,722	$958,813	$879,094	$477,250
1% Notes due 2035	75,000	74,700	75,000	64,038

Notes to Consolidated Financial Statements

Note 4: Derivatives and Hedging Activities

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

Cash Flow Hedges.  The Company uses a combination of forward contracts and options designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen.  The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring.  Any gain or loss after a hedge is no longer designated because it is no longer probable of occurring or it is related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income or expense immediately, and was a net loss of ($1.0) million, ($9.7) million and zero for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.  As of January 3, 2010, the Company had no forward contracts in place that hedged future purchases.

The Company has an outstanding cash flow hedge designated to mitigate equity risk associated with certain available-for-sale investments in equity securities.  The gain or loss on the cash flow hedge is reported as a component of accumulated OCI and will be reclassified into other income (expense) in the same period that the equity securities are sold.  The securities had a fair value of $71.8 million and $35.2 million as of January 3, 2010 and December 28, 2008, respectively.  The cash flow hedge designated to mitigate equity risk of these securities had a fair value of $0.7 million and $32.0 million as of January 3, 2010 and December 28, 2008, respectively.

Other Derivatives.  Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities.  Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at January 3, 2010 with realized and unrealized gains and losses included in other income (expense).  As of January 3, 2010, the Company had foreign currency forward contracts hedging exposures in European euros, Israeli new shekels, Japanese yen and Taiwanese dollars.  Foreign currency forward contracts were outstanding to buy and (sell) U.S. dollar equivalent of approximately $260.2 million and ($97.6) million in foreign currencies, respectively, based upon the exchange rates at January 3, 2010.

Notes to Consolidated Financial Statements

The Company has currency swap transactions with one counterparty to exchange Japanese yen for U.S. dollars for a combined notional amount of ($412.6) million which require the Company to maintain a minimum liquidity of $1.5 billion on, or prior to, June 30, 2010 and $1.0 billion after June 30, 2010.  Liquidity is defined as the sum of the Company’s cash and cash equivalents, and short and long-term marketable securities.  The Company is in compliance with the covenant as of January 3, 2010.  Should the Company fail to comply with this covenant, the Company may be required to settle the unrealized gain or loss on the foreign exchange contracts prior to the original maturity.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts.  Fair value of derivative contracts were as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Long-term Marketable Securities
	January 3, 2010	December 28, 2008	January 3, 2010	December 28, 2008
Designated cash flow hedges
Foreign exchange contracts	$—	$51,576	$—	$—
Equity market risk contract	—	—	725	31,987
	—	51,576	725	31,987
Foreign exchange contracts not designated	3,708	21,570	—	—
Total derivatives	$3,708	$73,146	$725	$31,987

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	January 3, 2010	December 28, 2008	January 3, 2010	December 28, 2008
Foreign exchange contracts not designated	$7,794	$153,523	$15,453	$—

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges.  The effective portion of designated cash flow derivative contracts on the results of operations was as follows (in thousands):

	Accumulated OCI Balance at		Amount of gain (loss) reclassified from OCI to the Statements of Operations during the year ended
	January 3, 2010	December 28, 2008	January 3, 2010	December 28, 2008
Foreign exchange contracts	$(10,837)	$60,511	$60,730	$(13,701)
Equity market risk contract	(31,262)	27,572	—	—

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

Notes to Consolidated Financial Statements

The impact of the ineffective portion and amount excluded from effectiveness testing on designated cash flow derivative contracts on the Company’s results of operations recognized in other income (expense) were as follows (in thousands):

	January 3, 2010	December 28, 2008	December 30, 2007
Foreign exchange contracts	$(1,047)	$(9,696)	$	─
Equity market risk contract	─	─		─

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations.  The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) were as follows (in thousands):

	January 3, 2010	December 28, 2008	December 30, 2007
Gain (loss) on foreign exchange contracts including forward point income	$92,291	$(137,927)	$	─
Gain (loss) from revaluation of foreign currency exposures by foreign exchange contracts	(88,342)	180,466		─

Notes to Consolidated Financial Statements

Note 5: Balance Sheet Information

Accounts Receivable from Product Revenues, net.  Accounts receivable from product revenues, net, were as follows (in thousands):

	January 3, 2010	December 28, 2008
Trade accounts receivable	$534,549	$584,262
Allowance for doubtful accounts	(12,348)	(13,881)
Price protection, promotions and other activities	(287,794)	(448,289)
Total accounts receivable from product revenues, net	$234,407	$122,092

Allowance for Doubtful Accounts.  The activity in the allowance for doubtful accounts was as follows (in thousands):

	January 3, 2010	December 28, 2008	December 30, 2007
Balance, beginning of period	$13,881	$13,790	$11,452
Additions (reductions) charged to costs and expenses	(719)	8,778	3,519
Deductions (write-offs)	(814)	(8,687)	(1,181)
Balance, end of period	$12,348	$13,881	$13,790

During the first quarter of fiscal year 2008, the Company recorded an additional provision for doubtful accounts as well as a reversal of $12.0 million of product revenues associated with receivable balances related to a customer having severe financial difficulties.

Inventory.  Inventory was as follows (in thousands):

	January 3, 2010	December 28, 2008
Raw material	$329,966	$309,436
Work-in-process	63,767	90,544
Finished goods	202,760	198,271
Total inventory	$596,493	$598,251

Other Current Assets.  Other current assets were as follows (in thousands):

	January 3, 2010	December 28, 2008
Royalty and other receivables	$53,864	$81,451
Prepaid expenses	14,309	20,321
Tax related receivables	25,758	294,906
Other current assets	3,708	73,283
Total other current assets	$97,639	$469,961

Notes to Consolidated Financial Statements

Property and Equipment.  Property and equipment consisted of the following (in thousands):

	January 3, 2010	December 28, 2008
Machinery and equipment	$656,046	$659,881
Software	136,558	113,190
Buildings and building improvements	57,327	52,939
Capital land lease	6,593	7,885
Furniture and fixtures	7,223	6,766
Leasehold improvements	23,998	25,131
Property and equipment, at cost	887,745	865,792
Accumulated depreciation and amortization	(586,748)	(468,805)
Property and equipment, net	$300,997	$396,987

Depreciation and amortization expense of property and equipment totaled $152.6 million, $175.2 million and $146.8 million in fiscal years 2009, 2008 and 2007, respectively.

Notes Receivable and Investments in the Flash Ventures with Toshiba.  Notes receivable and investments in the flash ventures with Toshiba Corporation (“Toshiba”) were as follows (in thousands):

	January 3, 2010	December 28, 2008
Notes receivable, Flash Partners Ltd.	$562,946	$843,380
Notes receivable, Flash Alliance Ltd.	520,225	276,518
Investment in FlashVision Ltd.	─	63,965
Investment in Flash Partners Ltd.	199,106	202,530
Investment in Flash Alliance Ltd.	225,273	215,898
Total notes receivable and investments in the flash ventures with Toshiba	$1,507,550	$1,602,291

In the third quarter of fiscal year 2008, the Company recorded a $10.4 million impairment charge related to its equity investment in FlashVision Ltd. (“FlashVision”) due to FlashVision’s difficulty in selling the remaining excess capital equipment due to limited demand for 200-millimeter production equipment.  The FlashVision impairment was recorded in Loss on Equity Investments as the impairments relate to the wind-down of the venture.  In the first quarter of fiscal year 2009, the Company completed the wind-down of FlashVision and received distributions of $12.7 million in cash, released $43.3 million of cumulative translation adjustments recorded in accumulated OCI and impaired the remaining $7.9 million relating to the Company’s investment in FlashVision.  See Note 13, “Commitments, Contingencies and Guarantees – FlashVision” regarding equity method investments in fiscal year 2008.

In the fourth quarter of fiscal year 2008, the Company recorded an impairment to the equity investments in Flash Partners Ltd. (“Flash Partners”) and Flash Alliance Ltd. (“Flash Alliance”) of $20.0 million and $63.0 million, respectively, as the fair value of these investments was determined to be less than the carrying value.  These impairments were based upon a comparison of the forecasted discounted cash flows to the carrying value of each venture.  The analyses considered several factors including the volatility in foreign currencies resulting in an appreciation in the carrying value of these Japanese yen denominated assets and a reduced business outlook primarily due to NAND-industry pricing conditions.  The impairment analyses and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long-term growth rates, foreign currency rates, and the level and timing of future cash flows.  The Flash Partners and Flash Alliance impairments were recorded in cost of product revenues due to the operational nature of the ventures.  See Note 13, “Commitments, Contingencies and Guarantees – Flash Partners and Flash Alliance,” regarding equity method investments in fiscal year 2009.

Notes to Consolidated Financial Statements

Other Current Accrued Liabilities.  Other current accrued liabilities were as follows (in thousands):

	January 3, 2010	December 28, 2008
Accrued payroll and related expenses	$118,648	$54,516
Accrued restructuring	2,622	22,545
Research and development liability, related party	─	4,000
Foreign currency forward contract payables	7,794	153,523
Flash Ventures adverse purchase commitments for underutilized capacity	─	121,486
Other accrued liabilities	105,015	146,373
Total other current accrued liabilities	$234,079	$502,443

Non-current liabilities.  Non-current liabilities were as follows (in thousands):

	January 3, 2010	December 28, 2008
Deferred tax liability	$35,470	$87,688
Income taxes payable	206,464	145,432
Accrued restructuring	9,228	11,070
Other non-current liabilities	36,316	30,126
Total non-current liabilities	$287,478	$274,316

Warranties.  The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Consolidated Balance Sheets and the activity was as follows (in thousands):

	January 3, 2010	December 28, 2008	December 30, 2007
Balance, beginning of period	$36,469	$18,662	$15,338
Additions and adjustments to cost of product revenues	23,129	74,282	48,424
Usage	(33,689)	(56,475)	(45,100)
Balance, end of period	$25,909	$36,469	$18,662

The majority of the Company’s products have a warranty ranging up to ten years.  A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice.  The Company’s warranty liability is affected by customer and consumer returns, product failures, number of units sold, and repair or replacement costs incurred.  Should actual product failure rates, or repair or replacement costs differ from the Company’s estimates, increases or decreases to its warranty liability would be required.  Warranty usage for fiscal years 2008 and 2007 has been reclassified to current year presentation to reflect gross additions and usage for certain warranty activity.

Accumulated Other Comprehensive Income.  Accumulated other comprehensive income presented in the accompanying Consolidated Balance Sheets consists of foreign currency translation, hedging activities, and unrealized gains and losses on available-for-sale investments, net of taxes, for all periods presented (in thousands):

	January 3, 2010	December 28, 2008
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$26,920	$(18,408)
Foreign currency translation	98,424	101,186
Hedging activities	3,369	106,199
Total accumulated other comprehensive income	$128,713	$188,977

The amount of income tax expense allocated to unrealized gain (loss) on available-for-sale investments and hedging activities was $6.8 million and $4.2 million at January 3, 2010 and December 28, 2008, respectively.

Notes to Consolidated Financial Statements

Note 6: Intangible Assets and Goodwill

Intangible Assets.  Intangible asset balances are presented below (in thousands):

	January 3, 2010
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Core technology	$315,301	$(136,001)	$(144,474)	$34,826
Developed product technology	12,900	—	(7,946)	4,954
Customer relationships	80,100	(39,784)	(40,316)	—
Acquisition-related intangible assets	408,301	(175,785)	(192,736)	39,780
Technology licenses and patents	34,026	—	(15,730)	18,296
Total	$442,327	$(175,785)	$(208,466)	$58,076

	December 28, 2008
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Core technology	$315,301	$(136,001)	$(132,407)	$46,893
Developed product technology	12,900	—	(6,318)	6,582
Customer relationships	80,100	(39,784)	(40,316)	—
Acquisition-related intangible assets	408,301	(175,785)	(179,041)	53,475
Technology licenses and patents	18,926	—	(9,219)	9,707
Total	$427,227	$(175,785)	$(188,260)	$63,182

Technology licenses and patents increased by $15.1 million in the fiscal year ended January 3, 2010 from technology licenses and patents purchased from third parties.  Amortization expense of intangible assets totaled $20.2 million, $78.8 million and $98.9 million in fiscal years 2009, 2008 and 2007, respectively.  The Company recorded a $175.8 million impairment on acquisition-related intangible assets in the fourth quarter of fiscal year 2008.  This impairment was based upon forecasted discounted cash flows which considered factors including a reduced business outlook primarily due to NAND-industry pricing conditions.

The annual expected amortization expense of intangible assets as of January 3, 2010 is presented below (in thousands):

	Estimated Amortization Expenses
Fiscal periods	Acquisition-related Intangible Assets	Technology Licenses and Patents
2010	$13,695	$6,471
2011	13,034	4,619
2012	12,528	3,971
2013	523	2,670
2014	—	565
Total	$39,780	$18,296

Goodwill.  Goodwill is not amortized, but instead is reviewed and tested for impairment at least annually and whenever events or circumstances occur which indicate that goodwill might be impaired.  Impairment of goodwill is tested at the Company’s reporting unit level by comparing the carrying amount, including goodwill, to the fair value.  In performing the analysis, the Company uses the best information available, including reasonable and supportable assumptions and projections.  If the carrying amount of the Company exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  The Company performed its annual impairment test on the first day of the fourth quarter of fiscal year 2008 and determined that the goodwill was not impaired.  However, based on a combination of factors, including the economic environment, current and forecasted operating results, NAND-industry pricing conditions and a sustained decline in the Company’s market capitalization, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis during the fourth quarter of fiscal year 2008 and the Company recognized an impairment charge of $845.5 million.  There is no remaining Goodwill balance as of January 3, 2010 and December 28, 2008.

Notes to Consolidated Financial Statements

Note 7: Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt as of January 3, 2010 and December 28, 2008 (in millions):
	January 3, 2010	December 28, 2008
1% Notes due 2013	$1,150.0	$1,150.0
Less: Unamortized bond discount	(215.3)	(270.9)
Net carrying amount of 1% Notes due 2013	934.7	879.1
1% Notes due 2035	75.0	75.0
Total convertible debt	1,009.7	954.1
Less: convertible short-term debt	(75.0)	─
Convertible long-term debt	$934.7	$954.1

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

The Company separately accounts for the liability and equity components of the 1% Notes due 2013.  The principal amount of the liability component ($753.5 million as of the date of issuance) was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature.  The carrying value of the equity component was $241.9 million as of January 3, 2010 and December 28, 2008.

The following table presents the amount of interest cost recognized for the periods relating to both the contractual interest coupon and amortization of the discount on the liability component of the 1% Notes due 2013 (in millions):

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Contractual interest coupon	$11.5	$11.5	$11.5
Amortization of bond discount	55.6	50.5	47.0
Total interest cost recognized	$67.1	$62.0	$58.5

The remaining bond discount of the 1% Notes due 2013 of $215.3 million as of January 3, 2010 will be amortized over the remaining life of approximately 3.3 years.

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

Notes to Consolidated Financial Statements

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

The Company pays cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2006.  Debt issuance costs were approximately $24.5 million, of which $8.7 million was allocated to capital in excess of par value and $15.8 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 1% Notes due 2013.

Concurrently with the issuance of the 1% Notes due 2013, the Company purchased a convertible bond hedge and sold warrants.  The separate convertible bond hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 1% Notes due 2013 and to increase the initial conversion price to $95.03 per share.  Each of these components are discussed separately below:

•
Convertible Bond Hedge.  Counterparties agreed to sell to the Company up to approximately 14 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares, based on the number of shares issued upon conversion of the 1% Notes due 2013, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1% Notes due 2013.  Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge.  The convertible bond hedge transaction cost of $386.1 million has been accounted for as an equity transaction.  The Company initially recorded a tax benefit of approximately $145.6 million in stockholders’ equity from the deferred tax asset related to the convertible bond hedge at inception of the transaction.

•
Sold Warrants.  The Company received $308.7 million from the same counterparties from the sale of warrants to purchase up to approximately 14 million shares of the Company's common stock at an exercise price of $95.03 per share.  As of January 3, 2010, the warrants had an expected life of 3.6 years and expire in August 2013.  At expiration, the Company may, at its option, elect to settle the warrants on a net share basis.  As of January 3, 2010, the warrants had not been exercised and remained outstanding.  The value of the warrants has been classified as equity.

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

Notes to Consolidated Financial Statements

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

Holders of the notes have the right to require the Company to purchase all or a portion of their notes on March 15, 2010, March 15, 2015, March 15, 2020, March 15, 2025 and March 15, 2030.  The purchase price payable will be equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to but excluding the purchase date.  Due to the short-term nature of the conversion rights, the Company has reclassified the entire value of the 1% Notes due 2035 to convertible short-term debt in the Consolidated Balance Sheet as of January 3, 2010.

The Company determined the existence of a substantial premium over par value for the 1% Notes due 2035 based upon quoted market prices at the msystems acquisition date and recorded the notes at par value with the resulting excess of fair value over par (the substantial premium) recorded in capital in excess of par value in stockholders’ equity in the amount of $26.4 million.

On February 11, 2010, the Company notified the holders of its 1% Convertible Notes due 2035 that it would exercise its option to redeem the $75 million outstanding on March 15, 2010.  The redemption price will be $1,000 per $1,000 principal amount of the debentures, plus accrued interest, for an aggregate cash expenditure of $75 million plus accrued interest of $0.4 million.

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

Other than sales in the U.S., South Korea, Taiwan, Europe, Middle East and Africa, and Other Asia-Pacific, which includes Japan, international sales were not material individually in any other international locality.  Intercompany sales between geographic areas have been eliminated.

Revenue by geographic areas for fiscal years 2009, 2008 and 2007 are as follows (in thousands):

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Revenues:
United States	$940,596	$1,047,045	$1,227,303
South Korea	428,411	476,304	432,552
Taiwan	397,338	178,751	213,788
Other Asia-Pacific	1,010,125	825,645	998,119
Europe, Middle East and Africa	707,758	752,849	890,340
Other foreign countries	82,578	70,758	134,264
Total	$3,566,806	$3,351,352	$3,896,366

Product revenues from customers are based on the geographic location of where the product is delivered.  License and royalty revenue is attributed to countries based upon the headquarters of the licensee.

Long-lived assets by geographic area as of the end of fiscal years 2009 and 2008 are as follows (in thousands):

	As of
	January 3, 2010	December 28, 2008
Long-lived assets:
United States	$147,125	$205,022
Japan	428,675	482,980
China	121,519	146,666
Other foreign countries	33,055	44,712
Total	$730,374	$879,380

Long-lived assets are attributed to the geographic location in which they are located.  The Company includes in long-lived assets property and equipment, long-term investments in FlashVision, Flash Partners and Flash Alliance, and equity investments, and attributes those investments to the location of the investee’s primary operations.

Customer and Supplier Concentrations.  A limited number of customers or licensees have accounted for a substantial portion of the Company’s revenues.  Revenues from the Company’s top 10 customers or licensees accounted for approximately 42%, 48% and 46% of the Company’s revenues for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.  All customers were individually less than 10% of the Company’s total revenues in fiscal years 2009 and 2007.  In fiscal year 2008, Samsung Electronics Co., Ltd (“Samsung”) accounted for 13% of the Company’s total revenues through a combination of license and royalty and product revenues.

Notes to Consolidated Financial Statements

All of the Company’s flash memory card products require silicon wafers for the memory components and the controller components.  The Company’s memory wafers or components are currently supplied almost entirely from Flash Ventures.  The Company’s controller wafers are primarily manufactured by Semiconductor Manufacturing International Corporation, Taiwan Semiconductor Manufacturing Company, Ltd., and United Microelectronics Corporation.  The failure of any of these sources to deliver silicon wafers could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, Toshiba’s employees that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt the Company’s wafer supply from Toshiba’s Yokkaichi, Japan operations.

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

Concentration of Credit Risk.  The Company’s concentration of credit risk consists principally of cash, cash equivalents, short and long-term marketable securities and trade receivables.  The Company’s investment policy restricts investments to high-credit quality investments and limits the amounts invested with any one issuer.  The Company sells to OEMs, retailers and distributors in the U.S., Europe, Middle East and Africa (“EMEA”), and Asia-Pacific (“APAC”), performs ongoing credit evaluations of its customers’ financial condition, and generally requires no collateral.

Off-Balance Sheet Risk.  The Company has off-balance sheet financial obligations.  See Note 13, “Commitments, Contingencies and Guarantees.”

Notes to Consolidated Financial Statements

Note 9: Compensation and Benefits

Share-Based Benefit Plans

2005 Incentive Plan.  On May 27, 2005, the Company’s stockholders approved the 2005 Stock Incentive Plan, which was amended in May 2006 and renamed the 2005 Incentive Plan (“2005 Plan”).  Shares of the Company’s common stock may be issued under the 2005 Plan pursuant to three separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights may be granted to officers and other employees, non-employee board members and independent consultants, (ii) the stock issuance program under which shares may be awarded to such individuals through restricted stock or restricted stock unit awards or as a stock bonus for services rendered to the Company, and (iii) an automatic grant program for the non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service.  The 2005 Plan also includes a performance-based cash bonus awards program for employees classified under Section 16.  Grants and awards under the discretionary grant program generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 36 months of continued service.  Awards under the stock issuance program generally vest in equal annual installments over a 4-year period.  Grants under the automatic grant program will vest in accordance with the specific vesting provisions set forth in that program.  A total of 27,924,938 shares of the Company’s common stock have been reserved for issuance under this plan.  The share reserve may increase by up to 10,000,000 shares of common stock to the extent that outstanding options under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan expire or terminate unexercised, of which as of January 3, 2010, 2,224,938 shares of common stock had been added to the 2005 Plan reserve.  All options granted under the 2005 Plan were granted with an exercise price equal to the fair market value of the common stock on the date of grant and will expire seven years from the date of grant.

1995 Stock Option Plan and 1995 Non-Employee Directors Stock Option Plan.  Both of these plans terminated on May 27, 2005, and no further option grants were made under the plans after that date.  However, options that were outstanding under these plans on May 27, 2005 continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company.  Grants and awards under these plans generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 36 months of continued service.

2005 Employee Stock Purchase Plan.  The 2005 Employee Stock Purchase Plan (“ESPP”) was approved by the stockholders on May 27, 2005.  The ESPP consists of two components: a component for employees residing in the U.S. and an international component for employees who are non-U.S. residents.  The ESPP allows eligible employees to purchase shares of the Company’s common stock at the end of each six-month offering period at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date.  The ESPP had an original authorization of 5,000,000 shares to be issued, of which 2,233,939 shares were available to be issued as of January 3, 2010.  In the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, a total of 1,158,909, 956,187 and 385,989 shares of common stock, respectively, have been issued under this plan.

msystems Ltd. 1996 Section 102 Stock Option/Stock Purchase Plan and 2003 Stock Option and Restricted Stock Incentive Plan.  The msystems Ltd. 1996 Section 102 Stock Option/Stock Purchase Plan and 2003 Stock Option and Restricted Stock Incentive Plan acquired through the Company’s acquisition of msystems, were terminated on November 19, 2006, and no further grants were made under these plans after that date.  However, award grants that were outstanding under these plans on November 19, 2006 continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company.  Awards granted under these plans generally vest as follows:  50% of the shares will vest on the second anniversary of the vesting commencement date and the remaining 50% will vest proportionately each quarter over the next 24 months of continued service.

Notes to Consolidated Financial Statements

Matrix Semiconductor, Inc. 2005 Stock Incentive Plan, 1999 Stock Plan and 1998 Long-term Incentive Plan.  The Matrix Semiconductor, Inc. 2005 Stock Incentive Plan, 1999 Stock Plan and the Rhombus, Inc. 1998 Long-term Incentive Plan (“Matrix Stock Plans”), acquired through SanDisk’s acquisition of Matrix Semiconductor, Inc. (“Matrix”), were terminated on January 13, 2006, and no further option grants were made under these plans after that date.  However, award grants that were outstanding under these plans on January 13, 2006 continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company.  Awards granted under these plans generally vest as follows: 1/48 of the shares will vest proportionately each month over the next 48 months of continued service or 1/60 of the shares will vest proportionately each month over the next 60 months of continued service.

Accounting for Share-Based Compensation Expense

For share-based awards expected to vest, compensation cost includes the following: (a) compensation cost, based on the grant-date estimated fair value and expense attribution method related to any share-based awards granted through, but not yet vested as of January 1, 2006, and (b) compensation cost for any share-based awards granted on or subsequent to January 2, 2006, based on the grant-date fair value.  The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards, net of estimated forfeitures.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single-option award approach.  The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards.  The Company’s expected volatility is based on the implied volatility of its traded options.  The Company has historically not paid dividends and has no foreseeable plans to issue dividends.  The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

Valuation Assumptions.  The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares granted to employees for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 was estimated using the following weighted average assumptions:

	January 3, 2010	December 28, 2008	December 30, 2007
Option Plan Shares
Dividend yield	None	None	None
Expected volatility	0.85	0.52	0.44
Risk-free interest rate	1.41%	2.50%	4.44%
Expected lives	3.6 years	3.5 years	3.4 years
Estimated annual forfeiture rate	9.07%	8.31%	7.59%
Weighted average fair value at grant date	$5.36	$8.40	$15.84

Employee Stock Purchase Plan Shares
Dividend yield	None	None	None
Expected volatility	0.73	0.60	0.43
Risk-free interest rate	0.35%	1.97%	5.08%
Expected lives	½ year	½ year	½ year
Weighted average fair value at exercise date	$4.82	$6.00	$12.75

Notes to Consolidated Financial Statements

Stock Options and SARs.  A summary of stock options and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of January 3, 2010 and changes during the fiscal year ended January 3, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except exercise price and contractual term)
Options and SARs outstanding at January 1, 2007	26,392	$31.97	6.7	$392,469
Granted	5,848	43.65
Exercised	(4,678)	20.24		124,816
Forfeited	(1,728)	45.99
Expired	(277)	56.03
Options and SARs outstanding at December 30, 2007	25,557	35.59	5.8	165,185
Granted	3,616	21.29
Exercised	(895)	7.77		11,751
Forfeited	(1,927)	42.47
Expired	(1,294)	43.35
Options and SARs outstanding at December 28, 2008	25,057	33.59	4.9	5,284
Granted	4,242	9.41
Exercised	(964)	12.60		5,807
Forfeited	(1,376)	32.94
Expired	(2,063)	38.97
Options and SARs outstanding at January 3, 2010	24,896	29.87	4.4	180,834
Options and SARs vested and expected to vest after January 3, 2010, net of forfeitures	23,212	30.31	4.3	162,902
Options and SARs exercisable at January 3, 2010	17,290	33.74	3.9	88,180

At January 3, 2010, the total compensation cost related to options and SARs granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $62.4 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.5 years.

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

Notes to Consolidated Financial Statements

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the fiscal year ended January 3, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands, except for weighted average grant date fair value)
Non-vested share units at January 1, 2007	598	$58.71	$25,740
Granted	132	44.86
Vested	(184)	56.21	8,136
Forfeited	(47)	67.10
Non-vested share units at December 30, 2007	499	55.20	16,735
Granted	1,338	18.79
Vested	(173)	54.41	4,149
Forfeited	(141)	32.22
Non-vested share units at December 28, 2008	1,523	25.38	13,983
Granted	95	15.12
Vested	(559)	26.40	7,977
Forfeited	(215)	20.86
Non-vested share units at January 3, 2010	844	24.69	24,476

As of January 3, 2010, the Company had $10.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 1.3 years.

Employee Stock Purchase Plan.  At January 3, 2010, there was $0.6 million of total unrecognized compensation cost related to ESPP that is expected to be recognized over a period of approximately 0.1 years.

Share-Based Compensation Expense.  The Company recorded $95.6 million, $97.8 million and $133.0 million of share-based compensation expense for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively, that included the following:

	January 3, 2010	December 28, 2008	December 30, 2007
	(In thousands)
Share-based compensation expense by caption:
Cost of product revenues	$12,427	$10,775	$14,743
Research and development	36,399	38,854	49,194
Sales and marketing	19,247	20,067	31,722
General and administrative	27,487	28,103	37,351
Total share-based compensation expense	$95,560	$97,799	$133,010

Share-based compensation expense by type of award:
Stock options and SARs	$79,859	$77,015	$111,360
Restricted stock units	11,922	14,753	16,674
Employee stock purchase plans	3,779	6,031	4,976
Total share-based compensation expense	$95,560	$97,799	$133,010

Share-based compensation of $2.3 million and $3.4 million related to manufacturing personnel was capitalized into inventory as of January 3, 2010 and December 28, 2008, respectively.

Notes to Consolidated Financial Statements

In the fourth quarter of fiscal year 2009, the Company identified that its third party equity software contained a feature that resulted in incorrect share-based compensation expense.  This software feature affected the Company’s share-based compensation expense reported for the nine months ended September 27, 2009 and the three fiscal years ended December 28, 2008.  The Company determined that the impact of the underreported share-based compensation expense was not material to any of the previously issued annual or interim financial statements.  Accordingly, the fourth quarter and full fiscal year 2009 include a cumulative non-cash adjustment of $16.2 million to increase share-based compensation, allocated to multiple expense categories.  The Company has modified its implementation of the software to prevent this error going forward.

Notes to Consolidated Financial Statements

Note 10: Restructuring Plans

The Company implemented several restructuring plans during fiscal years 2008 and 2007, and recorded negligible restructuring charges in fiscal year 2009 and restructuring charges of $35.5 million and $6.7 million in fiscal years 2008 and 2007, respectively.  The goal of these plans was to better align the Company’s cost structure with its anticipated revenue stream and to improve the Company’s results of operations and cash flows.

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

Severance and Benefits
Restructuring provision	$4.1
Cash paid	(3.1)
Accrual balance at December 28, 2008	1.0
Accrual adjustments	(0.8)
Accrual balance at January 3, 2010	$0.2

During fiscal year 2009, the Company recorded a reduction of ($0.8) million related to lower employee severance and benefits costs than was originally estimated.  The remaining restructuring accrual balance is reflected in Other current accrued liabilities in the Consolidated Balance Sheets and is expected to be utilized in fiscal year 2010.

Fourth Quarter of Fiscal 2008 Restructuring Plan and Other.  In the fourth quarter ended December 28, 2008, the Company initiated additional restructuring actions in an effort to better align its cost structure with business operation levels (“Fourth Quarter of Fiscal 2008 Restructuring Plan and Other”).  Under this plan, the Company recorded costs of $12.6 million related to the involuntary termination of 428 employees and 51 employees in fiscal years 2008 and 2009, respectively, in all functions, primarily in the U.S., Israel and Spain.  Contract termination fees and other charges of $21.0 million included restructuring charges for marketing contract termination costs, technology license impairments and fixed asset impairments related to outsourcing certain manufacturing activities.  In addition to the restructuring charge, Contract termination fees and other charges include an accrual for unrelated litigation settlements.

The following table sets forth the activity in the accrued restructuring balances related to the Fourth Quarter of Fiscal 2008 Restructuring Plan and Other (in millions).

	Severance and Benefits	Contract Termination Fees and Other Charges		Total
Restructuring and other provisions	$10.4		$21.0	$31.4
Cash paid	(4.1)		(2.4)	(6.5)
Non-cash utilization	―		(4.6)	(4.6)
Accrual balance at December 28, 2008	6.3		14.0	20.3
Restructuring	2.2		―	2.2
Cash paid	(7.9)		(13.1)	(21.0)
Accrual adjustments	(0.5)		(0.9)	(1.4)
Accrual balance at January 3, 2010	$0.1	$	―	$0.1

Notes to Consolidated Financial Statements

During fiscal year 2009, the Company recorded additional employee restructuring costs of $2.2 million to reflect employees terminated in fiscal year 2009.  In addition, employee severance and benefits was reduced by ($0.5) million to reflect lower employee severance and benefits costs than originally estimated, and contract termination fees and other charges was reduced by ($0.9) million to reflect lower negotiated contract termination costs.  The Company anticipates that the remaining restructuring accrual balance of $0.1 million will be paid out or utilized in fiscal year 2010.

Fiscal 2007 Restructuring Plan.  In the first quarter of fiscal year 2007, the Company initiated a restructuring plan to better align its organizational workforce and close redundant facilities in order to reduce the Company’s cost structure.  The Company incurred a total cost of $6.7 million, of which $6.0 million was related to involuntary termination of 149 employees in all functions in the U.S. and Israel.  Substantially all of the fiscal year 2007 restructuring plan was paid out in cash during fiscal year 2007.  The Company anticipates that the remaining accrued restructuring balance of $0.7 million will be substantially paid out in cash through the first quarter of fiscal year 2010, in connection with long-term facility leases.  The remaining restructuring accrual balance is reflected in Other current accrued liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements

Note 11: Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Current:
Federal	$15,531	$(245,361)	$108,636
State	7,354	7,246	19,958
Foreign	78,490	46,925	81,442
	101,375	(191,190)	210,036
Deferred:
Federal	(11,271)	213,980	(38,686)
State	139	36,655	(2,655)
Foreign	(1,752)	(25,195)	(11,864)
	(12,884)	225,440	(53,205)
Provision for income taxes	$88,491	$34,250	$156,831

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
United States	$412,646	$(1,908,020)	$408,389
International	91,155	(44,354)	(55,731)
Total	$503,801	$(1,952,374)	$352,658

The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rates to income (loss) before taxes as follows:

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.8	0.5	3.6
Non-deductible share-based compensation expense	1.9	(0.7)	5.7
Impairment of goodwill	—	(17.9)	—
Valuation allowance	(8.0)	(18.5)	—
Tax-exempt interest income	(2.2)	1.1	(6.4)
Foreign earnings at other than U.S. rates	(10.8)	(1.0)	(4.5)
Foreign losses not benefited	—	—	8.8
Other	0.9	(0.3)	2.3
Effective income tax rates	17.6%	(1.8)%	44.5%

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes.  Significant components of the Company’s net deferred tax assets as of January 3, 2010 and December 28, 2008 were as follows (in thousands):

	January 3, 2010	December 28, 2008
Deferred tax assets:
Deferred income on shipments to distributors and retailers and deferred revenue recognized for tax purposes	$25,975	$35,908
Accruals and reserves not currently deductible	125,112	149,582
Depreciation and amortization not currently deductible	56,141	60,406
Deductible share-based compensation	65,281	50,465
Unrealized loss on investments	36,189	52,138
Unrealized foreign exchange loss	71,478	58,131
Net operating loss carryforwards	26,083	52,553
Tax credit carryforward	26,681	149,785
Other	27,359	17,139
Gross deferred tax assets	460,299	626,107
Valuation allowance	(287,498)	(430,817)
Deferred tax assets, net of valuation allowance	172,801	195,290

Deferred tax liabilities:
Acquired intangible assets	(11,152)	(15,816)
Unrealized gain on investments	(25,852)	(72,302)
Unrealized foreign exchange gain	(56,920)	(78,031)
U.S. taxes provided on unremitted earnings of foreign subsidiaries	(26,338)	(17,619)
Total deferred tax liabilities	(120,262)	(183,768)
Net deferred tax assets	$52,539	$11,522

The Company continues to be in a cumulative loss position over recent years and based on all available evidence determined it is more likely than not that net deferred tax assets in the US and certain foreign jurisdictions will not be realized.  The valuation allowance decreased ($143.3) million in fiscal year 2009 from fiscal year 2008, due primarily to utilization of credits and reversals of temporary differences in the U.S.  The future release of the valuation allowance will continue to benefit the provision for income taxes.  The fiscal year 2008 taxable loss in the U.S. was carried back to prior years and a tax refund of $178.8 million has been received and $64.7 million remains outstanding.

The Emergency Economic Stabilization Act of 2008 enacted October 3, 2008 retroactively extended the research credit for the fiscal years through 2009.  As a result, the current year credit of $1.7 million, if not utilized, will be carried forward and is subject to a valuation allowance.

The Company has federal, state, and foreign net operating loss carryforwards of approximately $49 million, $169 million and $22 million, respectively.  The net operating losses will begin to expire in fiscal year 2013, if not utilized.  The Company also has federal and California research credit carryforwards of approximately $4 million and $15 million, respectively.  The credit carryforwards will begin to expire in fiscal year 2013, if not utilized.  Some of these carryforwards are subject to annual limitations, including Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, for U.S. tax purposes and similar state provisions.

Notes to Consolidated Financial Statements

No provision has been made for U.S. income taxes or foreign withholding taxes on approximately $56 million of cumulative unremitted earnings of certain foreign subsidiaries as of January 3, 2010, since the Company intends to indefinitely reinvest these earnings outside the U.S.  If these earnings were distributed to the U.S., the Company would be subject to additional U.S. income taxes and foreign withholding taxes (subject to adjustment for foreign tax credits).  As of January 3, 2010, the unrecognized deferred tax liability for these earnings was approximately $17 million.

The tax benefit (charge) associated with the exercise of stock options was applied to capital in excess of par value in the amount of zero, ($3.9) million and $18.4 million in fiscal years 2009, 2008 and 2007, respectively.  The tax benefit associated with the exercise of stock options credited to goodwill in fiscal years 2009 and 2008 was zero and fiscal year 2007 was $0.6 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2007	$70,194
Additions:
Tax positions related to current year	26,342
Tax positions related to prior years	44,247
Reductions:
Tax positions related to prior years	(13,501)
Expiration of statute of limitations	(2,845)
Balance at December 28, 2008	124,437
Additions:
Tax positions related to current year	29,263
Tax positions related to prior years	26,064
Balance at January 3, 2010	$179,764

The total amount of unrecognized tax benefits that would impact the effective tax rate is approximately $98 million at January 3, 2010.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The liability related to unrecognized tax benefits included accrued interest and penalties of approximately $31.9 million, and $24.3 million at January 3, 2010 and December 28, 2008, respectively.  Tax expense for the years ended January 3, 2010 and December 28, 2008 included interest and penalties of $6.4 million and $12.3 million, respectively.

It is reasonably possible that the unrecognized tax benefits could decrease by approximately $3.0 million within the next 12 months as a result of the expiration of statutes of limitation.  The Company is currently under audit by several tax authorities.  Because timing of the resolution and/or closure of these audits is highly uncertain it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing at January 3, 2010.

The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions.  In October 2009, the Internal Revenue Service commenced an examination of our federal income tax returns for fiscal years 2005 through 2008.  We do not expect a resolution to be reached during the next twelve months.  In addition, we are currently under audit by various state and international tax authorities.  We cannot reasonably estimate that the outcome of these examinations will not have a material effect on our financial position, results of operations or liquidity.  The statutes of limitation in state jurisdictions remain open in general from tax years 2002 through 2008.  The major foreign jurisdictions remain open for examination in general for tax years 2003 through 2008.

Notes to Consolidated Financial Statements

Note 12: Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Numerator for basic net income (loss) per share:
Net income (loss)	$415,310	$(1,986,624)	$190,616
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	227,435	225,292	227,744
Basic net income (loss) per share	$1.83	$(8.82)	$0.84

Numerator for diluted net income (loss) per share:
Net income (loss)	$415,310	$(1,986,624)	$190,616
Interest on the 1% Convertible Notes due 2035, net of tax	468	—	469
Net income (loss) for diluted net income (loss) per share	$415,778	$(1,986,624)	$191,085
Denominator for diluted net income (loss) per share:
Weighted average common shares	227,435	225,292	227,744
Incremental common shares attributable to exercise of outstanding employee stock options, restricted stock, RSUs, SARs and warrants (assuming proceeds would be used to purchase common stock)	2,512	—	6,101
Effect of dilutive 1% Convertible Notes due 2035	2,012	—	2,012
Shares used in computing diluted net income (loss) per share	231,959	225,292	235,857
Diluted net income (loss) per share	$1.79	$(8.82)	$0.81

Anti-dilutive shares excluded from net income (loss) per share calculation	47,911	54,844	40,133

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible securities.  Fiscal years 2009 and 2007 diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, warrants and the 1% Convertible Notes due 2035.  Certain common stock issuable under stock options, SARs, warrants and the 1% Senior Convertible Notes due 2013 have been omitted from the diluted net income (loss) per share calculation because their inclusion is considered anti-dilutive.

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

As of January 3, 2010, the Company had notes receivable from Flash Partners of 52.1 billion Japanese yen, or approximately $562.9 million, based upon the exchange rate at January 3, 2010.  These notes are secured by the equipment purchased by Flash Partners using the note proceeds.  The Company has additional guarantee obligations to Flash Partners, see “Off-Balance Sheet Liabilities.”  At January 3, 2010 and December 28, 2008, the Company had an equity investment in Flash Partners of $199.1 million and $202.5 million, respectively, denominated in Japanese yen, offset by $43.9 million and $48.5 million, respectively, of cumulative translation adjustments recorded in accumulated OCI.  During fiscal year 2009, the Company recorded an adjustment to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners of $0.7 million.

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

As of January 3, 2010, the Company had notes receivable from Flash Alliance of 48.1 billion Japanese yen, or approximately $520.2 million, based upon the exchange rate at January 3, 2010.  These notes are secured by the equipment purchased by Flash Alliance using the note proceeds.  The Company has additional guarantee obligations to Flash Alliance, see “Off-Balance Sheet Liabilities.”  At January 3, 2010 and December 28, 2008, the Company had an equity investment in Flash Alliance of $225.3 million and $215.9 million, respectively, denominated in Japanese yen, offset by $45.3 million and $49.7 million, respectively, of cumulative translation adjustments recorded in accumulated OCI.  During fiscal year 2009, the Company recorded an adjustment to its equity in earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance of $13.9 million.

Notes to Consolidated Financial Statements

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

As part of the ongoing wind-down of FlashVision, Toshiba agreed to purchase certain assets of FlashVision and has retired the existing master lease agreement between FlashVision and a consortium of financial institutions, thereby releasing the Company from its contingent indemnification obligation.  Due to the wind-down qualifying as a reconsideration event, the Company re-evaluated whether FlashVision is a variable interest entity and concluded that FlashVision is no longer a variable interest entity.  At January 3, 2010, the Company had no equity investment in FlashVision and at December 28, 2008, the Company had an equity investment in FlashVision of $64.0 million, denominated in Japanese yen, offset by $43.3 million of cumulative translation adjustments recorded in accumulated OCI.  In fiscal year 2008, the Company received distributions of $102.5 million relating to its investment in FlashVision.

Flash Ventures.  As a part of the Flash Ventures agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies.  In the fourth quarter of fiscal year 2008, our requirement to fund common research and development activities ended and final funding was completed in the second quarter of fiscal year 2009.  As of January 3, 2010 and December 28, 2008, the Company had accrued liabilities related to these expenses of zero and $4.0 million, respectively.  We continue to participate in other common research and development activities with Toshiba but are not committed to any minimum funding level.  In addition, in fiscal year 2008, the Company recorded charges of $121 million in cost of product revenues for adverse purchase commitments associated with under-utilization of Flash Ventures capacity for the 90-day period subsequent to December 28, 2008 related to the Company’s non-cancellable orders to Flash Ventures.

The Company has guarantee obligations to Flash Ventures, see “Off-Balance Sheet Liabilities.”

Toshiba Foundry.  The Company has the ability to purchase additional capacity under a foundry arrangement with Toshiba.

Business Ventures and Foundry Arrangement with Toshiba.  Purchase orders placed under Flash Ventures and the foundry arrangement with Toshiba for up to three months are binding and cannot be canceled.  These outstanding purchase commitments are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table below.

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

Notes to Consolidated Financial Statements

Off-Balance Sheet Liabilities

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities in both Japanese yen and the U.S. dollar equivalent based upon the exchange rate at January 3, 2010.

Master Lease Agreements by Execution Date	Lease Amounts		Expiration
	(Yen in billions)	(Dollars in thousands)
Flash Partners
December 2004	¥6.0	$64,757	2010
December 2005	3.6	39,630	2011
June 2006	5.8	62,436	2011
September 2006	20.2	218,878	2011
March 2007	10.2	110,162	2012
February 2008	4.0	42,830	2013
	¥49.8	$538,693
Flash Alliance
November 2007	¥21.4	$232,035	2013
June 2008	27.7	299,035	2013
	¥49.1	$531,070
Total guarantee obligations	¥98.9	$1,069,763

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the term of the master lease agreements, in annual installments as of January 3, 2010 in U.S. dollars based upon the exchange rate at January 3, 2010.

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(In thousands)
Year 1	$293,922	$46,776	$340,698
Year 2	212,372	163,936	376,308
Year 3	109,227	85,582	194,809
Year 4	32,348	125,600	157,948
Total guarantee obligations	$647,869	$421,894	$1,069,763

Notes to Consolidated Financial Statements

Flash Partners.  Flash Partners sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into six equipment master lease agreements totaling 300.0 billion Japanese yen, or approximately $3.24 billion based upon the exchange rate at January 3, 2010, of which 99.6 billion Japanese yen, or approximately $1.08 billion based upon the exchange rate at January 3, 2010, was outstanding at January 3, 2010.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  As of January 3, 2010, the amount of the Company’s guarantee obligation of the Flash Partners master lease agreements, which reflects future payments and any lease adjustments, was 49.8 billion Japanese yen, or approximately $538.7 million based upon the exchange rate at January 3, 2010.  Certain lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through fiscal year 2013.  At each lease payment date, Flash Partners has the option of purchasing the tools from the lessors.  Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Partners that could result in an acceleration of Flash Partners’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”).  As of January 3, 2010, Flash Partners was in compliance with all of its master lease covenants.  While the Company’s S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, the Company’s R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.  If R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Partners would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution were unsuccessful, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Partners master lease agreements.

Notes to Consolidated Financial Statements

Flash Alliance.  Flash Alliance sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into two equipment master lease agreements totaling 200.0 billion Japanese yen, or approximately $2.16 billion based upon the exchange rate at January 3, 2010, of which 98.2 billion Japanese yen, or approximately $1.06 billion based upon the exchange rate at January 3, 2010, was outstanding as of January 3, 2010.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligation under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  As of January 3, 2010, the amount of the Company’s guarantee obligation of the Flash Alliance master lease agreements was 49.1 billion Japanese yen, or approximately $531.1 million based upon the exchange rate at January 3, 2010.  Remaining master lease payments are due semi-annually and are scheduled to be completed in fiscal year 2013.  At each lease payment date, Flash Alliance has the option of purchasing the tools from the lessors.  Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Alliance that could result in an acceleration of Flash Alliance’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from S&P or Moody’s or a minimum corporate rating of BB+ from R&I.  As of January 3, 2010, Flash Alliance was in compliance with all of its master lease covenants.  While the Company’s S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, the Company’s R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.  If R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Alliance would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution were unsuccessful, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Alliance master lease agreements.

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

Notes to Consolidated Financial Statements

Guarantees

Indemnification Agreements.  The Company has agreed to indemnify suppliers and customers for alleged patent infringement.  The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees.  The Company may periodically engage in litigation as a result of these indemnification obligations.  The Company’s insurance policies exclude coverage for third-party claims for patent infringement.  Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers.  Historically, the Company has not made any significant indemnification payments under any such agreements.  As of January 3, 2010 and December 28, 2008, no amount had been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity.  The term of the indemnification period is for the officer’s, employee’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of January 3, 2010 or December 28, 2008, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances.  The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims.  This agreement provides limited protection for the Company against third party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third party patents.  The Company has not made any indemnification payments under any such agreements and as of January 3, 2010 and December 28, 2008, no amounts have been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

Notes to Consolidated Financial Statements

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at January 3, 2010, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

Contractual Obligations.
	Total		1 Year or Less (Fiscal 2010)	2 - 3 Years (Fiscal 2011 and 2012)	4 –5 Years (Fiscal 2013 and 2014)	More than 5 Years (Beyond Fiscal 2014)
Operating leases	$26,922		$9,003	$11,207	$3,904	$2,808
Flash Partners reimbursement for certain fixed costs including depreciation	1,152,558	(3)	445,529	528,120	131,098	47,811
Flash Alliance reimbursement for certain fixed costs including depreciation	1,494,083	(3)	494,334	698,512	240,603	60,634
Toshiba research and development	18,878	(3)	18,878	─	─	─
Capital equipment purchase commitments	4,084		4,084	─	─	─
Convertible notes principal and interest (1)	1,263,913		86,658	23,000	1,154,255	─
Operating expense commitments	23,287		23,272	15	─	─
Noncancelable production purchase commitments (2)	214,201	(3)	214,201	─	─	─
Total contractual cash obligations	$4,197,926		$1,295,959	$1,260,854	$1,529,860	$111,253

Off-Balance Sheet Arrangements.
As of January 3, 2010
Guarantee of Flash Partners equipment leases (4)	$538,693
Guarantee of Flash Alliance equipment leases (4)	531,070
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

(2)	Includes Toshiba foundries, Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(3)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at January 3, 2010.

(4)	The Company’s guarantee obligation, net of cumulative lease payments, is 98.9 billion Japanese yen, or approximately $1.07 billion based upon the exchange rate at January 3, 2010.

Notes to Consolidated Financial Statements

The Company has excluded $208.1 million of unrecognized tax benefits from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at January 3, 2010.  The Company is unable to make reasonable reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements.  The leases expire at various dates from fiscal year 2010 through fiscal year 2016.  Future minimum lease payments at January 3, 2010 are presented below (in thousands):

Fiscal Year:
2010	$9,561
2011	7,079
2012	5,081
2013	3,310
2014	2,360
2015 and thereafter	2,808
30,199
Sublease income to be received in the future under noncancelable subleases	(3,277)
Net operating leases	$26,922

Rent expense for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 was $7.9 million, $8.2 million and $7.7 million, respectively.

Notes to Consolidated Financial Statements

Note 14: Related Parties and Strategic Investments

Toshiba.  The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision, Flash Partners and Flash Alliance.  See also Note 13, “Commitments, Contingencies and Guarantees.”  The Company purchased NAND flash memory wafers from FlashVision, Flash Partners, Flash Alliance and Toshiba, made payments for shared research and development expenses, made loans to FlashVision, Flash Partners and Flash Alliance and made investments in FlashVision, Flash Partners and Flash Alliance totaling approximately $2.11 billion, $2.04 billion and $1.29 billion in the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues.  During the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, the Company had revenue from Toshiba of $74.2 million, $39.7 million and $26.7 million, respectively.  At January 3, 2010 and December 28, 2008, the Company had no accounts payable balances due to Toshiba, and accounts receivable balances from Toshiba of zero and $2.2 million, respectively.  At January 3, 2010 and December 28, 2008, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of zero and $4.0 million, respectively.

Flash Ventures with Toshiba.  The Company owns 49.9% of each of the flash ventures with Toshiba (FlashVision, Flash Partners and Flash Alliance) and accounts for its ownership position under the equity method of accounting.  The Company’s obligations with respect to Flash Partners and Flash Alliance master lease agreements, take-or-pay supply arrangements and research and development cost sharing are described in Note 13, “Commitments, Contingencies and Guarantees.”  Flash Partners and Flash Alliance are variable interest entities; however the Company is not the primary beneficiary of either Flash Partners or Flash Alliance because it absorbs less than a majority of the expected gains and losses of each entity.  At January 3, 2010 and December 28, 2008, the Company had accounts payable balances due to FlashVision, Flash Partners and Flash Alliance of $182.1 million and $370.4 million, respectively.  For activity related to the wind-down of FlashVision, see Note 13, “Commitments, Contingencies and Guarantees.”

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with the flash ventures with Toshiba is presented below (in thousands).

	January 3, 2010	December 28, 2008
Notes receivable	$1,083,172	$1,119,898
Equity investments	424,378	482,393
Operating lease guarantees	1,069,763	2,094,977
Maximum loss exposure	$2,577,313	$3,697,268

At January 3, 2010 and December 28, 2008, the Company’s accumulated deficit included approximately $2.8 million and $5.1 million, respectively, of undistributed earnings of the flash ventures with Toshiba.

The following summarizes the aggregated financial information for FlashVision, Flash Partners and Flash Alliance as of January 3, 2010 and December 28, 2008 (in thousands).

	January 3, 2010	December 28, 2008
	(Unaudited)
Current assets	$794,230	$1,103,911
Property, plant and equipment and other assets	3,016,667	4,159,457
Total assets	$3,810,897	$5,263,368
Current liabilities	$661,349	$1,931,300
Long-term liabilities	2,166,342	2,240,800

Notes to Consolidated Financial Statements

The following summarizes the aggregated financial information for FlashVision, Flash Partners and Flash Alliance for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively (in thousands).  FlashVision’s, Flash Partners’ and Flash Alliance’s year-ends are March 31, with quarters ending on March 31, June 30, September 30 and December 31.

	Twelve Months Ended
	January 3, 2010	December 28, 2008	December 30, 2007
	(Unaudited)
Net sales(1)	$3,296,364	$3,945,321	$2,435,114
Gross profit	14,202	21,263	13,587
Net income	68,455	7,222	927
_____________
(1) Net sales represent sales to both the Company and Toshiba.

Solid State Storage Solutions LLC.  During the second quarter of fiscal year 2007, the Company formed a venture with third parties that will license intellectual property, S4.  S4 qualifies as a variable interest entity.  The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Consolidated Financial Statements.  S4 was financed with $10.2 million of initial aggregate capital contributions from the partners.  In addition, through January 3, 2010, the Company had loaned $1.7 million to S4 under a revolving line of credit which expires in May 2012.  In July 2007, S4 invested $10.0 million for the acquisition of intellectual property of which $3.2 million, $3.2 million and $1.8 million was amortized in fiscal years 2009, 2008 and 2007, respectively.  S4 has an obligation of up to an additional $32.5 million related to the acquisition of intellectual property should the venture be profitable.

Tower Semiconductor.  As of December 28, 2008, Tower Semiconductor Ltd. (“Tower”), one of the Company’s suppliers of wafers for its controller components, ceased being a related party as the Company’s ownership was less than 10% of Tower’s outstanding shares.  The Company purchased controller wafers and related non-recurring engineering of approximately $25.9 million and $65.8 million in the fiscal years ended December 28, 2008 and December 30, 2007, respectively.  The purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues.  In fiscal year 2008, the Company recognized impairment charges of $18.9 million as a result of the other-than-temporary decline in its investment in Tower ordinary shares which reduced the investment value to $2.1 million as of December 28, 2008.  At December 28, 2008, the Company also had a net receivable from Tower of $0.4 million and an outstanding loan of $3.0 million to Tower for expansion of Tower’s 0.13 micron logic wafer capacity.  The loan to Tower is secured by the equipment purchased.

Flextronics.  On January 10, 2008, Michael Marks, who serves on the Company’s Board of Directors, resigned from Flextronics International, Ltd., (“Flextronics”), where he had held the position of chairman of the Board of Directors.  The activity from December 31, 2007 to January 10, 2008 between Flextronics and the Company was immaterial.  For the fiscal year ended December 30, 2007, the Company recorded revenues from Flextronics and its affiliates of $75.5 million.  In addition, the Company purchased from Flextronics and its affiliates $72.6 million of services for card assembly and testing in the fiscal year ended December 30, 2007, which is ultimately reflected as a component of the Company’s cost of product revenues.

Notes to Consolidated Financial Statements

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

Note 16: Litigation

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

msystems Shareholder Derivative Claim in Israel.  On September 11, 2006, Mr. Rabbi, a shareholder of msystems Ltd. (“msystems”), a company subsequently acquired by the Company in or about November 2006, filed a derivative action in Israel and a motion to permit him to file the derivative action against msystems and four directors of msystems arguing that options were allegedly allocated to officers and employees of msystems in violation of applicable law.  Mr. Rabbi claimed that the aforementioned actions allegedly caused damage to msystems.  On January 25, 2007, SanDisk IL Ltd. (“SDIL”), successor in interest to msystems, filed a motion to dismiss the motion to seek leave to file the derivative action and the derivative action on the grounds, inter alia, that Mr. Rabbi ceased to be a shareholder of msystems after the merger between msystems and the Company.  On March 12, 2008, the court granted SDIL’s motion and dismissed the motion to seek leave to file the derivative action and consequently, the derivative action itself was dismissed.  On May 15, 2008, Mr. Rabbi filed an appeal with the Supreme Court of Israel. The parties submitted their written summations and the oral hearing in the Supreme Court is set for March 10, 2010.

Notes to Consolidated Financial Statements

ITC Proceeding Initiated by SanDisk.  On October 24, 2007, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Inv. No. 337-TA-619) titled, “In the matter of flash memory controllers, drives, memory cards, and media players and products containing same” with the U.S. International Trade Commission (“ITC”) (hereinafter, “the 619 Investigation”), naming the following companies as respondents:  Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corp., Silicon Motion, Inc. (Taiwan), Silicon Motion, Inc. (California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); USBest Technology, Inc. dba Afa Technologies, Inc. (“USBest”); Skymedi Corp. (“Skymedi”); Chipsbrand Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Infotech Logistic LLC (“Infotech”); Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); Power Quotient International (HK) Co., Ltd.; Syscom Development Co. Ltd.; PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (Taiwan), Transcend Information Inc. (California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co.; A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc. (“Acer”); Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Emprex Technologies Corp.(“Emprex”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”); Deantusaiocht Dane-Elec TEO; EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); Kaser Corp. (“Kaser”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”).  In the complaint, the Company asserted that respondents’ accused flash memory controllers, drives, memory cards, and media players infringed the following: U.S. Patent No. 5,719,808 (the “’808 patent”); U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”).  The Company sought an order excluding the accused products from entry into the United States as well as a permanent cease and desist order against the respondents.  Since filing its complaint, the Company terminated the investigation as to the’808 patent, the ’893 patent, and the ’332 patent.  After filing its complaint, the Company reached settlement agreements with Add-On Computer Peripherals, EDGE, Infotech, Interactive, Kaser, PNY, TSR, Verbatim, Chipsbank, USBest and Welldone.  The investigation was terminated as to these respondents in light of these settlement agreements.  Three of the remaining respondents – Buffalo, Corsair, and A-Data – were terminated from the investigation after entering consent orders.  The investigation was also terminated as to Add-On Tech. Co., Behavior, Emprex, and Zotek after these respondents were found in default.  The investigation was also terminated as to Acer, Payton, Silicon Motion Tech. Corp., and Silicon Motion, Int’l Inc.  The Company also terminated PQI from the investigation as to the ’011 patent.  On July 15, 2008, the ALJ issued a Markman ruling regarding the ’011 patent, the ’893 patent, the ’332 patent, and the ’424 patent. Beginning October 27, 2008, the ALJ held an evidentiary hearing.  On February 9, 2009, the ALJ extended the target date for conclusion of the investigation to August 10, 2009.  On April 10, 2009, the ALJ issued an Initial Determination, finding that (1) the Respondents did not infringe either the ’424 patent or the ’011 patent, (2) claim 8 of the ’011 patent was obvious and, thus, invalid over the prior art, and (3) the Company had a domestic industry in both the ’424 patent and the ’011 patent.  The ALJ also denied the Respondents’ patent misuse and patent exhaustion defenses.  On April 14, 2009, the ITC granted the Company’s request for an extension to file a petition for review.  On May 4, 2009, the Company and Respondents filed their respective petitions for review, which were granted in part pursuant to the ITC’s August 24, 2009 Notice of Review.  In that notice, the ITC advised that it would review the ALJ’s non-infringement and validity findings with respect to the ’424 patent, but that it would not review any of the ALJ’s findings concerning the ’011 patent.  Accordingly, the ALJ’s findings regarding the ’011 patent became final as of August 24, 2009.  In October 2009, the Commission issued its Final Determination with respect to the ’424, in which it reversed certain claim construction findings that were adverse to SanDisk, but affirmed the ALJ’s overall finding of no violation of Section 337 of the Tariff Act of 1930. The Company has determined not to appeal the Commission’s Final Determination as it relates to either the ’011 patent or the ’424 patent.  These ITC proceedings are now concluded.

Notes to Consolidated Financial Statements

Patent Infringment Litigation Initiated by SanDisk.  On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, Synergistic Sales, Inc. (“Synergistic”), USBest, Skymedi, Chipsbank, Infotech, Zotek, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, Add-On Computer Peripherals, A-DATA, Apacer, Behavior, Corsair, Dane-Elec, EDGE, Interactive, LG, TSR and Welldone.  In this action, Case No. 07-C-0607-C (“the ’607 Action”), the Company asserts that the defendants infringe the ’808 patent, the ’424 patent, the ’893 patent, the ’332 patent and the ’011 patent.  That same day, the Company filed a second complaint for patent infringement in the same court against the following defendants: Phison, Silicon Motion, Synergistic, USBest, Skymedi, Zotek, Infotech, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, A-DATA, Apacer, Behavior, and Dane-Elec.  In this action, Case No. 07-C-0605-C (“the ’605 Action”), the Company asserts that the defendants infringe U.S. Patent No. 6,149,316 (the “’316 patent”) and U.S. Patent No. 6,757,842 (the “’842 patent”).  The Company seeks damages and injunctive relief in both actions.  In light of settlement agreements, the Company dismissed its claims against Phison, Silicon Motion, Skymedi, Verbatim, Corsair, Add-On Computer Peripherals, EDGE, Infotech, Interactive, PNY, TSR and Welldone.  The Company’s claims against Chipsbank, Acer, Behavior, Dane-Elec, LG, PQI, and Synergistic have been dismissed without prejudice.  The Court consolidated the ’605 and ’607 Actions and stayed these actions during the pendency of the 619 Investigation (described above).  On November 13, 2009, the Court lifted the stay except as to the ’424 patent.  On December 14, 2009, the Court advised the parties that the Court would try the consolidated actions in February 2011 with summary judgment motions due six months before trial.  On December 30, 2009, the Company filed an opposition to USBest’s motion to dismiss for lack of personal jurisdiction.  Several of the remaining defendants have answered the Company’s complaints by denying infringement and raising several affirmative defenses and related counterclaims.  These defenses and related counterclaims include, among others, lack of personal jurisdiction, improper venue, lack of standing, non-infringement, invalidity, unenforceability, express license, implied license, patent exhaustion, waiver, laches, and estoppel.

Federal Civil Antitrust Class Actions.  Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints.  On February 7, 2008, all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086.  Plaintiffs allege the Company and a number of other manufacturers of flash memory and flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws.  The lawsuits purport to be on behalf of purchasers of flash memory from  January 1, 1999 through the present.  The lawsuits seek an injunction, damages, restitution, fees, costs, and disgorgement of profits.  On May 20, 2009, the Court denied defendants' motion to dismiss the consolidated direct purchaser complaint and denied (with limited exceptions for certain state law claims) defendants' motion to dismiss the consolidated indirect purchaser complaint.  Class certification discovery and briefing was completed in September 2009, and the plaintiffs’ respective class certification motions have been taken under submission.

Notes to Consolidated Financial Statements

Spansion Bankruptcy.  Spansion, LLC (“Spansion”) and SanDisk IL Ltd. f/k/a M-Systems Flash Disk Pioneers Ltd. (“SanDisk IL”) are parties to the SSP Driver Software License Agreement (the “SSP License”) and the ORNAND Driver Software License Agreement (the “ORNAND License” and, collectively with the New Collaboration Agreement, the “Agreements”).  As set forth in the Agreements, Spansion was required to make quarterly royalty and support fee payments for use of SanDisk IL’s patented technology.  On March 1, 2009, Spansion filed for protection under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  On May 22, 2009, SanDisk IL filed a proof of claim asserting a prepetition unsecured claim against Spansion in the amount of $11,338,260.  Subsequently, the parties entered into Amendment to the New Collaboration Agreement (the “Amendment”) dated as of January 31, 2010, pursuant to which Spansion (a) assumed the SSP License and New Collaboration Agreement, (b) rejected the ORNAND License, (c) agreed to pay SanDisk IL $1,157,065 in order to cure arrearages under the Agreements, and (d) agreed the allowance of a general unsecured, prepetition claim of $6,166,123 in connection with the rejection of the ORNAND License (the “Proposed Prepetition Claim”), comprised of $1,166,123 for prepetition arrearages and $5,000,000 for rejection damages.  The Amendment will not be effective unless and until approved by the Bankruptcy Court.

Patent Declaratory Judgment Litigation Initiated by SanDisk.  On June 19, 2009, the Company filed a complaint against LSI Corporation (“LSI”) in the Northern District of California seeking a declaration of non-infringement, declaration of invalidity and/or unenforceability as to eight LSI patents relating to digital audio and video technology, and seeking remedies under various California State laws for misrepresentations made by LSI to the Company’s customers.  The suit, Case No. C09 02737, was filed in response to threats made by LSI against the Company and certain customers of the Company.  LSI has counterclaimed for infringement of the eight LSI patents in suit and has accused most of SanDisk’s digital audio and video players of infringement.  On September 18, 2009, the Court granted LSI’s motion to dismiss SanDisk’s state law claims. The Court has set a date for the claim construction hearing for March 11, 2010 and a trial date of November 2, 2010.

Notes to Consolidated Financial Statements

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

Condensed Consolidating Statements of Operations For the fiscal year ended January 3, 2010
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$2,026,666	$—	$85,583	$4,923,009	$(3,468,452)	$3,566,806
Total cost of revenues	988,270	—	9,430	4,598,128	(3,313,648)	2,282,180
Gross profit (loss)	1,038,396	—	76,153	324,881	(154,804)	1,284,626
Total operating expenses	570,147	—	71,349	280,525	(156,785)	765,236
Operating income	468,249	—	4,804	44,356	1,981	519,390
Total other income (expense)	2,685	10	(1,779)	33,948	(50,453)	(15,589)
Income (loss) before provision for income taxes	470,934	10	3,025	78,304	(48,472)	503,801
Provision for income taxes	74,492	—	4,156	9,843	—	88,491
Equity in net income (loss) of consolidated subsidiaries	16,244	—	(8,641)	(11,230)	3,627	—
Net income (loss)	$412,686	$10	$(9,772)	$57,231	$(44,845)	$415,310

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Operations For the fiscal year ended December 28, 2008
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$1,825,252	$—	$222,089	$5,125,483	$(3,821,472)	$3,351,352
Total cost of revenues	1,841,644	—	132,897	4,918,089	(3,604,365)	3,288,265
Gross profit (loss)	(16,392)	—	89,192	207,394	(217,107)	63,087
Total operating expenses	710,534	—	133,642	390,523	801,868	2,036,567
Operating loss	(726,926)	—	(44,450)	(183,129)	(1,018,975)	(1,973,480)
Total other income (expense)	(29,769)	(1)	8,510	47,970	(5,604)	21,106
Loss before provision for income taxes	(756,695)	(1)	(35,940)	(135,159)	(1,024,579)	(1,952,374)
Provision for income taxes	12,372	—	7,169	14,709	—	34,250
Equity in net income (loss) of consolidated subsidiaries	(157,340)	—	18,407	40,189	98,744	—
Net loss	$(926,407)	$(1)	$(24,702)	$(109,679)	$(925,835)	$(1,986,624)

Condensed Consolidating Statements of Operations For the fiscal year ended December 30, 2007
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$2,193,435	$—	$311,441	$4,993,166	$(3,601,676)	$3,896,366
Total cost of revenues	1,253,220	—	299,885	4,601,636	(3,461,094)	2,693,647
Gross profit (loss)	940,215	—	11,556	391,530	(140,582)	1,202,719
Total operating expenses	513,827	—	147,678	401,464	(136,764)	926,205
Operating income (loss)	426,388	—	(136,122)	(9,934)	(3,818)	276,514
Total other income (expense)	60,733	1	23,324	(12,215)	4,301	76,144
Income (loss) before provision for income taxes	487,121	1	(112,798)	(22,149)	483	352,658
Provision for income taxes	145,405	—	7,539	3,895	(8)	156,831
Equity in net income (loss) of consolidated subsidiaries	9,005	—	(2,816)	3,836	(10,025)	—
Net income (loss)	350,721	1	(123,153)	(22,208)	(9,534)	195,827
Less: Income attributable to non-controlling interests	—	—	5,211	—	—	5,211
Net income (loss) attributable to common stockholders	$350,721	$1	$(128,364)	$(22,208)	$(9,534)	$190,616

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheets As of January 3, 2010
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$509,705	$56	$19,298	$571,306	$(1)	$1,100,364
Short-term marketable securities	788,222	—	30,780	—	—	819,002
Accounts receivable, net	75,965	—	1,533	156,909	—	234,407
Inventory	55,406	—	1	542,249	(1,163)	596,493
Other current assets	1,279,069	—	268,416	969,585	(2,352,562)	164,508
Total current assets	2,708,367	56	320,028	2,240,049	(2,353,726)	2,914,774
Property and equipment, net	142,125	—	28,978	129,893	1	300,997
Other non-current assets	1,825,962	73,711	36,098	2,813,189	(1,963,012)	2,785,948
Total assets	$4,676,454	$73,767	$385,104	$5,183,131	$(4,316,737)	$6,001,719

LIABILITIES
Current liabilities:
Accounts payable	$43,667	$—	$3,474	$269,391	$(14)	$316,518
Convertible short-term debt	—	75,000	—	—	—	75,000
Other current accrued liabilities	552,907	—	15,811	2,337,781	(2,426,907)	479,592
Total current liabilities	596,574	75,000	19,285	2,607,172	(2,426,921)	871,110
Convertible long-term debt	934,722	—	—	—	—	934,722
Non-current liabilities	241,226	—	16,334	39,958	(10,040)	287,478
Total liabilities	1,772,522	75,000	35,619	2,647,130	(2,436,961)	2,093,310

EQUITY
Stockholders' equity	2,905,974	(1,233)	351,374	2,536,001	(1,881,818)	3,910,298
Non-controlling interest	(2,042)	—	(1,889)	—	2,042	(1,889)
Total equity	2,903,932	(1,233)	349,485	2,536,001	(1,879,776)	3,908,409
Total liabilities and equity	$4,676,454	$73,767	$385,104	$5,183,131	$(4,316,737)	$6,001,719

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheets As of December 28, 2008
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$376,052	$66	$51,806	$534,137	$—	$962,061
Short-term marketable securities	443,632	—	33,664	—	—	477,296
Accounts receivable, net	76,733	—	1,862	43,497	—	122,092
Inventory	87,612	—	1,573	511,740	(2,674)	598,251
Other current assets	1,165,716	—	209,861	1,424,708	(2,246,301)	553,984
Total current assets	2,149,745	66	298,766	2,514,082	(2,248,975)	2,713,684
Property and equipment, net	205,022	—	33,478	158,487	—	396,987
Other non-current assets	2,778,895	73,710	69,797	1,564,731	(1,665,664)	2,821,469
Total assets	$5,133,662	$73,776	$402,041	$4,237,300	$(3,914,639)	$5,932,140

LIABILITIES
Current liabilities:
Accounts payable	$81,014	$—	$3,379	$526,809	$(211)	$610,991
Other current accrued liabilities	1,105,212	2,166	21,567	1,841,278	(2,318,205)	652,018
Total current liabilities	1,186,226	2,166	24,946	2,368,087	(2,318,416)	1,263,009
Convertible long-term debt	879,094	75,000	—	—	—	954,094
Non-current liabilities	188,825	—	17,963	75,964	(8,436)	274,316
Total liabilities	2,254,145	77,166	42,909	2,444,051	(2,326,852)	2,491,419

EQUITY
Stockholders’ equity	2,879,517	(3,390)	358,981	1,793,249	(1,587,787)	3,440,570
Non-controlling interest	—	—	151	—	—	151
Total equity	2,879,517	(3,390)	359,132	1,793,249	(1,587,787)	3,440,721
Total liabilities and equity	$5,133,662	$73,776	$402,041	$4,237,300	$(3,914,639)	$5,932,140

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows For the fiscal year ended January 3, 2010
	Parent Company(1)	Subsidiary Issuer(1)	Other Guarantor Subsidiary(1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Net cash provided by (used in) operating activities	$483,706	$(10)	$(36,920)	$41,079	$(1)	$487,854
Net cash provided by (used in) investing activities	(375,327)	—	4,412	(3,910)	—	(374,825)
Net cash provided by financing activities	20,878	—	—	—	—	20,878
Effect of changes in foreign currency exchange rates on cash	4,396	—	—	—	—	4,396
Net increase (decrease) in cash and cash equivalents	133,653	(10)	(32,508)	37,169	(1)	138,303
Cash and cash equivalents at beginning of period	376,052	66	51,806	534,137	—	962,061
Cash and cash equivalents at end of period	$509,705	$56	$19,298	$571,306	$(1)	$1,100,364

Condensed Consolidating Statements of Cash Flows For the fiscal year ended December 28, 2008
	Parent Company(1)	Subsidiary Issuer(1)	Other Guarantor Subsidiary(1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Net cash provided by (used in) operating activities	$(459,599)	$(149)	$37,217	$510,255	$—	$87,724
Net cash provided by (used in) investing activities	424,352	—	(75,134)	(319,891)	—	29,327
Net cash provided by (used in) financing activities	21,639	—	(916)	(9,785)	—	10,938
Effect of changes in foreign currency exchange rates on cash	323	—	—	—	—	323
Net increase (decrease) in cash and cash equivalents	(13,285)	(149)	(38,833)	180,579	—	128,312
Cash and cash equivalents at beginning of period	389,337	215	90,639	353,558	—	833,749
Cash and cash equivalents at end of period	$376,052	$66	$51,806	$534,137	$—	$962,061
_______________

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows For the fiscal year ended December 30, 2007
	Parent Company(1)	Subsidiary Issuer(1)	Other Guarantor Subsidiary(1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Net cash provided by (used in) operating activities	$389,524	$167	$2,351	$264,074	$(3,049)	$653,067
Net cash provided by (used in) investing activities	(983,835)	—	26,087	(260,610)	—	(1,218,358)
Net cash provided by (used in) financing activities	(180,921)	—	(10,020)	9,803	—	(181,138)
Effect of changes in foreign currency exchange rates on cash	(904)	—	382	—	—	(522)
Net increase (decrease) in cash and cash equivalents	(776,136)	167	18,800	13,267	(3,049)	(746,951)
Cash and cash equivalents at beginning of period	1,165,473	48	71,839	340,291	3,049	1,580,700
Cash and cash equivalents at end of period	$389,337	$215	$90,639	$353,558	$—	$833,749
_______________

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements

Note 18: Supplementary Financial Data (Unaudited)

	Fiscal Quarters Ended
	March 29, 2009	June 28, 2009	September 27, 2009	January 3, 2010 (3)
	(In thousands, except per share data)
2009
Revenues
Product	$588,099	$610,432	$813,811	$1,141,972
License and royalty	71,372	120,141	121,360	99,619
Total revenues	659,471	730,573	935,171	1,241,591
Gross profit (loss)(1)	(1,139)	248,997	436,270	600,498
Operating income (loss)(1)	(165,335)	68,442	239,953	376,330
Net income (loss)	$(207,995)	$52,507	$231,293	$339,505
Net income (loss) per share
Basic(2)	$(0.92)	$0.23	$1.02	$1.49
Diluted(2)	$(0.92)	$0.23	$0.99	$1.45

	Fiscal Quarters Ended
	March 30, 2008	June 29, 2008	September 28, 2008	December 28, 2008
	(In thousands, except per share data)
2008
Revenues
Product	$724,051	$687,508	$689,556	$742,128
License and royalty	125,916	128,503	131,941	121,749
Total revenues	849,967	816,011	821,497	863,877
Gross profit (loss)(1)	258,781	150,871	(5,917)	(340,648)
Operating income (loss)(1)	4,912	(101,232)	(250,193)	(1,626,967)
Net income (loss)	$10,960	$(73,754)	$(165,899)	$(1,757,931)
Net income (loss) per share
Basic(2)	$0.05	$(0.33)	$(0.74)	$(7.78)
Diluted(2)	$0.05	$(0.33)	$(0.74)	$(7.78)
_________________

(1)
Includes the following charges related to share-based compensation, amortization of acquisition-related intangible assets, impairment of goodwill, impairment of acquisition-related intangible assets, impairment of equity investment of FlashVision, Flash Partners and Flash Alliance, and amortization of bond discount.  The fourth quarter and fiscal year 2009 include a one-time cumulative adjustment of $16.2 million to increase share-based compensation due to the way in which the Company’s third-party software application incorrectly accounted for estimated forfeitures in share-based compensation calculations.  This cumulative adjustment relates to the nine months ended September 27, 2009 and the three years ended December 28, 2008, and is not material for any prior period or the current period.

	Fiscal Quarters Ended
	March 29, 2009	June 28, 2009	September 27, 2009	January 3, 2010
	(In thousands)
Share-based compensation	$16,330	$22,354	$19,372	$37,504
Amortization of acquisition-related intangible assets	3,424	3,424	3,424	3,424
Amortization of bond discount	13,220	13,452	13,704	15,252
Total	$32,974	$39,230	$36,500	$56,180

Notes to Consolidated Financial Statements

	Fiscal Quarters Ended
	March 30, 2008	June 29, 2008	September 28, 2008	December 28, 2008
	(In thousands)
Share-based compensation	$23,226	$25,108	$25,551	$23,914
Impairment of goodwill	—	—	—	845,453
Impairment of acquisition-related intangible assets	—	—	—	175,785
Amortization of acquisition-related intangible assets	19,057	19,135	19,348	14,041
Impairment of equity investment of FlashVision, Flash Partners and Flash Alliance	—	—	—	93,400
Restructuring and other	—	4,085	—	31,382
Amortization of bond discount	12,291	12,512	12,745	12,966
Total	$54,574	$60,840	$57,644	$1,196,941
_________________

(2)
Quarterly earnings per share figures may not total to yearly earnings per share, due to rounding and fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option strike prices.

(3)	The fourth quarter of fiscal year 2009 consisted of 14 weeks. All other quarters presented are 13 weeks.

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

Dated: February 25, 2010

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
	Signature	Title	Date

By:	/s/ Eli Harari	Chairman of the Board and Chief Executive Officer	February 25, 2010
	(Dr. Eli Harari)	(Principal Executive Officer)

By:	/s/ Judy Bruner	Executive Vice President, Administration and Chief Financial Officer	February 25, 2010
	(Judy Bruner)	(Principal Financial and Accounting Officer)

By:	/s/ Irwin Federman	Vice Chairman of the Board and	February 24, 2010
	(Irwin Federman)	Lead Independent Director

By:	/s/ Kevin DeNuccio	Director	February 21, 2010
(Kevin DeNuccio)

By:	/s/ Steven J. Gomo	Director	February 24, 2010
(Steven J. Gomo)

By:	/s/ Eddy W. Hartenstein	Director	February 23, 2010
(Eddy W. Hartenstein)

By:	/s/ Chenming Hu	Director	February 24, 2010
(Dr. Chenming Hu)

By:	/s/ Catherine P. Lego	Director	February 24, 2010
(Catherine P. Lego)

By:	/s/ Michael E. Marks	Director	February 22 2010
(Michael E. Marks)

By:	/s/ James D. Meindl	Director	February 22, 2010
(James D. Meindl)

S - 1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation of the Registrant.(2)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(3)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(4)
3.4	Certificate of Amendment to the Amended Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(5)
3.5	Amended and Restated Bylaws of SanDisk Corporation dated August 4, 2009.(6)
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(7)
3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(8)
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.(9)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.8. (2), (3), (4), (5), (9)
4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(8)
4.3	Amendment No. 1 to Rights Agreement by and between the Registrant and Computershare Trust Company, Inc., dated as of November 6, 2006.(10)
4.4	SanDisk Corporation Form of Indenture (including notes).(11)
4.5	Indenture (including form of Notes) with respect to the Registrant’s 1.00% Convertible Senior Notes due 2013 dated as of May 15, 2006 by and between the Registrant and The Bank of New York.(12)
10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.(2)
10.2	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)
10.3	SanDisk Corporation 1995 Stock Option Plan, as Amended and Restated January 2, 2002.(13), (*)
10.4	SanDisk Corporation 1995 Non-Employee Directors Stock Option Plan, as Amended and Restated as of January 2, 2004.(14), (*)
10.5
Registration Rights Agreement, dated as of January 18, 2001, by and between the Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation.(15)

10.6	Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among the Registrant, The Israel Corporation, Alliance Semiconductor Ltd. and Macronix International Co., Ltd.(15)
10.7
Agreement, dated as of September 28, 2006, by and among the Registrant, Bank Leumi Le Israel B.M., a banking corporation organized under the laws of the State of Israel, The Israel Corporation Ltd., Alliance Semiconductor Corporation and Macronix International Co. Ltd.(16)

10.8
Agreement, dated as of September 28, 2006, by and among the Registrant, Bank Hapoalim B.M., a banking corporation organized under the laws of the State of Israel, The Israel Corporation Ltd., Alliance Semiconductor Corporation and Macronix International Co. Ltd.(16)

10.9
Amendment No. 3 to Payment Schedule of Series A-5 Additional Purchase Obligations, Waiver of Series A-5 Conditions, Conversion of Series A-4 Wafer Credits and Other Provisions, dated as of November 11, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(17)

10.10	New Master Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18), (1)
10.11	Amendment to New Master Agreement, dated and effective as of August 13, 2002 by and between the Registrant and Toshiba Corporation.(19), (1)
10.12	New Operating Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18), (1)
10.13	Indemnification and Reimbursement Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18), (1)
10.14	Amendment to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(18)
10.15	Amendment No. 2 to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(20)
10.16	Form of Amended and Restated Change of Control Benefits Agreement entered into by and between the Registrant and its named executive officers.(21), (*)
10.17	Form of Option Agreement Amendment.(21), (*)
10.18	Flash Partners Master Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.(22), (1)
10.19	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among the Registrant, Toshiba Corporation and SanDisk (Ireland) Limited.(23), (+)
10.20	Operating Agreement of Flash Partners Ltd., dated as of September 10, 2004, by and between SanDisk International Limited and Toshiba Corporation.(22), (1)
10.21	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.(23), (+)
10.22	Mutual Contribution and Environmental Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.(22), (1)
10.23	Flash Alliance Mutual Contribution and Environmental Indemnification Agreement, dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.(23), (+)
10.24	Patent Indemnification Agreement, dated as of September 10, 2004 by and among the Registrant and the other parties thereto.(22), (1)
10.25	Patent Indemnification Agreement, dated as of July 7, 2006, by and among the Registrant and the other parties thereto.(23), (+)
10.26	Master Lease Agreement, dated as of December 24, 2004, by and among Mitsui Leasing & Development, Ltd., IBJ Leasing Co., Ltd., and Sumisho Lease Co., Ltd. and Flash Partners Ltd.(24), (1)
10.27
Master Lease Agreement, dated as of September 22, 2006, by and among Flash Partners Limited Company, SMBC Leasing Company, Limited, Toshiba Finance Corporation, Sumisho Lease Co., Ltd., Fuyo General Lease Co., Ltd., Tokyo Leasing Co., Ltd., STB Leasing Co., Ltd. and IBJ Leasing Co., Ltd.(23), (+)

10.28	Guarantee Agreement, dated as of December 24, 2004, by and between the Registrant and Mitsui Leasing & Development, Ltd.(24)
10.29	Guarantee Agreement, dated as of September 22, 2006, by and among the Registrant, SMBC Leasing Company, Limited and Toshiba Finance Corporation.(23)
10.30	Amended and Restated SanDisk Corporation 2005 Incentive Plan.(25), (*)
10.31	SanDisk Corporation Form of Notice of Grant of Stock Option.(26), (*)
10.32	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant).(26), (*)
10.33	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant).(26), (*)
10.34	SanDisk Corporation Form of Stock Option Agreement.(26), (*)
10.35	SanDisk Corporation Form of Automatic Stock Option Agreement.(26), (*)
10.36	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement.(27), (*)
10.37	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement (Director Grant).(26), (*)
10.38	SanDisk Corporation Form of Restricted Stock Award Agreement.(26), (*)
10.39	SanDisk Corporation Form of Restricted Stock Award Agreement (Director Grant).(26), (*)
10.40	SanDisk Corporation Form of Performance Stock Unit Issuance Agreement.(28), (*)
10.41	Guarantee Agreement between the Registrant, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd., and Toshiba Finance Corporation.(29)
10.42	Guarantee Agreement, dated as of June 20, 2006, by and between the Registrant, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Toshiba Finance Corporation.(20)
10.43	Basic Lease Contract between Flash Partners Yugen Kaisha, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd., and Toshiba Finance Corporation.(29), (+)
10.44	Basic Lease Contract, dated as of June 20, 2006, by and between Flash Partners Yugen Kaisha, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Toshiba Finance Corporation.(20), (+)
10.45	Sublease (Building 3), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(20)
10.46	Sublease (Building 4), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(20)
10.47	Sublease (Building 5), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(30)
10.48	Sublease (Building 6), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(20)
10.49	Confidential Separation Agreement and General Release of Claims.(27)
10.50	3D Collaboration Agreement.(31), (1)
10.51
Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited, and Flash Alliance Limited.(32)(1)

10.52
Equipment Purchase Agreement, dated as of January 29, 2009, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited, and Flash Alliance Limited.(32)(1)

12.1	Computation of ratio of earnings to fixed charges.(**)
21.1	Subsidiaries of the Registrant.(**)
23.1	Consent of Independent Registered Public Accounting Firm.(**)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(**)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(**)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
+	Confidential treatment has been requested with respect to certain portions hereof.

1.	Confidential treatment granted as to certain portions of these exhibits.
2.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).
3.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.
4.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).
5.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated June 1, 2006.
6.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated August 4, 2009.
7.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.
8.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.
9.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2009.
10.	Previously filed as an Exhibit to the Registrant’s Form 8-A/A dated November 8, 2006.
11.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated May 9, 2006.
12.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated May 15, 2006.
13.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-85320).
14.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-112139).
15.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d) dated January 26, 2001.
16.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d)/A dated October 12, 2006.
17.	Previously filed as an Exhibit to the Registrant’s 2003 Annual Report on Form 10-K.
18.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2002.
19.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.
20.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended July 2, 2006.
21.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated November 12, 2008.
22.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 26, 2004.
23.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended October 1, 2006
24.	Previously filed as an Exhibit to the Registrant’s 2004 Annual Report on Form 10-K.
25.	Previously filed as Annex B to the Company’s Proxy Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on April 15, 2009 (Commission File No. 000-26734).
26.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 3, 2005.
27.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 30, 2008.
28.	Previously filed as an Exhibit to the Registrant's 2008 Annual Report on Form 10-K
29.	Previously filed as an Exhibit to the Registrant’s 2005 Annual Report on Form 10-K.
30.	Previously filed as an Exhibit to the Registrant’s 2006 Annual Report on Form 10-K.
31.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated June 17, 2008.
32.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 29, 2009.

E - 1