Form 10-Q
period 2010-04-04
SANDISK CORP
filed 2010-05-12
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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
Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Number of shares outstanding of the issuer’s common stock $0.001 par value, as of April 4, 2010: 229,982,746.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 4, 2010	January 3, 2010
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,022,511	$1,100,364
Short-term marketable securities	921,969	819,002
Accounts receivable from product revenues, net	234,458	234,407
Inventory	567,633	596,493
Deferred taxes	43,613	66,869
Other current assets	52,184	97,639
Total current assets	2,842,368	2,914,774
Long-term marketable securities	1,350,850	1,097,095
Property and equipment, net	275,935	300,997
Notes receivable and investments in flash ventures with Toshiba	1,477,061	1,507,550
Deferred taxes	31,119	21,210
Intangible assets, net	52,703	58,076
Other non-current assets	103,569	102,017
Total assets	$6,133,605	$6,001,719

LIABILITIES
Current liabilities
Accounts payable trade	$95,237	$134,427
Accounts payable to related parties	143,048	182,091
Convertible short-term debt	—	75,000
Other current accrued liabilities	275,157	234,079
Deferred income on shipments to distributors and retailers and deferred revenue	226,851	245,513
Total current liabilities	740,293	871,110
Convertible long-term debt	948,937	934,722
Non-current liabilities	289,648	287,478
Total liabilities	1,978,878	2,093,310

Commitments and contingencies (see Note 11)

EQUITY
Stockholders’ equity
Preferred stock	—	—
Common stock	230	229
Capital in excess of par value	4,302,400	4,268,845
Accumulated deficit	(252,798)	(487,489)
Accumulated other comprehensive income	107,297	128,713
Total stockholders’ equity	4,157,129	3,910,298
Non-controlling interests	(2,402)	(1,889)
Total equity	4,154,727	3,908,409
Total liabilities and equity	$6,133,605	$6,001,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	April 4, 2010	March 29, 2009
	(In thousands, except per share amounts)
Revenues
Product	$993,195	$588,099
License and royalty	93,468	71,372
Total revenues	1,086,663	659,471

Cost of product revenues	583,353	657,478
Amortization of acquisition-related intangible assets	3,132	3,132
Total cost of product revenues	586,485	660,610
Gross profit (loss)	500,178	(1,139)
Operating expenses
Research and development	98,653	86,936
Sales and marketing	48,501	37,878
General and administrative	38,724	38,325
Amortization of acquisition-related intangible assets	292	292
Restructuring and other	—	765
Total operating expenses	186,170	164,196
Operating income (loss)	314,008	(165,335)
Interest income	12,400	19,368
Interest (expense) and other income (expense), net	(3,414)	(38,061)
Total other income (expense)	8,986	(18,693)
Income (loss) before income taxes	322,994	(184,028)
Provision for income taxes	88,303	23,967
Net income (loss)	$234,691	$(207,995)

Net income (loss) per share:
Basic	$1.02	$(0.92)
Diluted	$0.99	$(0.92)
Shares used in computing net income (loss) per share:
Basic	229,300	226,529
Diluted	236,884	226,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	April 4, 2010	March 29, 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$234,691	$(207,995)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred and other taxes	(60,622)	8,922
Depreciation	35,065	39,125
Amortization	20,151	18,344
Provision for doubtful accounts	(1,622)	2,163
Share-based compensation expense	16,870	16,330
Excess tax benefit from share-based compensation	(2,167)	—
Impairment, restructuring and other	(20,323)	7,133
Other non-operating	9,265	(4,122)
Changes in operating assets and liabilities:
Accounts receivable from product revenues	(106)	10,833
Inventory	26,488	40,309
Other assets	88,250	220,383
Accounts payable trade	(38,908)	(112,452)
Accounts payable to related parties	(39,043)	(70,163)
Other liabilities	60,290	(83,071)
Total adjustments	93,588	93,734
Net cash provided by (used in) operating activities	328,279	(114,261)

Cash flows from investing activities:
Purchases of short and long-term marketable securities	(611,413)	(168,938)
Proceeds from sales of short and long-term marketable securities	217,277	421,898
Proceeds from maturities of short and long-term marketable securities	43,720	36,630
Acquisition of property and equipment	(14,928)	(16,497)
Proceeds from sale of assets	17,767	—
Distribution from FlashVision Ltd.	122	12,713
Notes receivable issuance, Flash Partners Ltd. and Flash Alliance Ltd.	—	(326,350)
Notes receivable proceeds, Flash Partners Ltd. and Flash Alliance Ltd.	—	277,070
Purchased technology and other assets	(1,982)	1,424
Net cash provided by (used in) investing activities	(349,437)	237,950

Cash flows from financing activities:
Proceeds from employee stock programs	17,955	4,570
Repayment of debt financing	(75,000)	—
Excess tax benefit from share-based compensation	2,167	—
Net cash provided by (used in) financing activities	(54,878)	4,570

Effect of changes in foreign currency exchange rates on cash	(1,817)	(241)
Net increase (decrease) in cash and cash equivalents	(77,853)	128,018
Cash and cash equivalents at beginning of the period	1,100,364	962,061
Cash and cash equivalents at end of the period	$1,022,511	$1,090,079

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of April 4, 2010, the Condensed Consolidated Statements of Operations for the three months ended April 4, 2010 and March 29, 2009, and the Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2010 and March 29, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K filed on February 25, 2010.  Certain prior period amounts have been reclassified to conform to the current period presentation including certain cash flow line items within operating and investing activities.  The results of operations for the three months ended April 4, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Presentation.  The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters consist of 13 weeks and generally end on the Sunday closest to March 31, June 30, and September 30, respectively.  The first quarters of fiscal years 2010 and 2009 ended on April 4, 2010 and March 29, 2009, respectively.  Fiscal year 2010 consists of 52 weeks and fiscal year 2009 consisted of 53 weeks, with the fourth quarter of fiscal year 2009 having 14 weeks, ending on January 3, 2010.  For accounting and disclosure purposes, the exchange rate at April 4, 2010 of 94.60 was used to convert Japanese yen to U.S. dollar.

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

Use of Estimates.  The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  The estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, intellectual property claims, product returns, bad debts, inventories, investments, long-lived assets, income taxes, warranty obligations, restructuring, contingencies, share-based compensation and litigation.  The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources.  Actual results could materially differ from these estimates.

Revenue Recognition.  On January 4, 2010, the Company early adopted prospectively new accounting guidance as issued by the Financial Accounting Standards Board (“FASB”) related to revenue recognition of multiple element arrangements and revenue arrangements that include software elements.  Multiple element arrangements and arrangements that include software have been immaterial to the Company’s revenue and operating results through April 4, 2010.  If there are multiple elements, the Company allocates revenue to each element based on their relative selling price in accordance with the Company’s normal pricing and discounting practices for the specific product or maintenance when sold separately.   In addition, the Company analyzes whether tangible products containing software and non-software components that function together should be excluded from industry-specific software revenue recognition guidance.  In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenues in periods after the initial adoption.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Investments and Fair Value Measurements

The Company measures assets and liabilities at fair value based upon exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability.  The Company’s financial assets are measured at fair value on a recurring basis.

Fair Value Hierarchy.  The accounting guidance provides a framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  The three levels of the fair value hierarchy are described as follows:

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

Instruments that are classified within Level 2 of the fair value hierarchy primarily include government agency securities, asset-backed securities, mortgage-backed securities, commercial paper, U.S. corporate notes and bonds, and municipal obligations.  The Company’s Level 2 securities are primarily valued using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data.  The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities.  The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, compared to multiple independent valuation sources.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured at fair value on a recurring basis as of April 4, 2010 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$840,370	$840,370	$—	$—
Fixed income securities	2,176,169	27,001	2,149,168	—
Equity securities	100,655	100,655	—	—
Derivative assets	1,412	—	1,412	—
Other	5,492	—	5,492	—
Total financial assets	$3,124,098	$968,026	$2,156,072	$—

Derivative liabilities	$22,463	$—	$22,463	$—
Total financial liabilities	$22,463	$—	$22,463	$—

Financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2010 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$869,643	$869,643	$—	$—
Fixed income securities	1,831,360	61,129	1,770,231	—
Equity securities	85,542	85,542	—	—
Derivative assets	4,433	—	4,433	—
Other	3,395	—	3,395	—
Total financial assets	$2,794,373	$1,016,314	$1,778,059	$—

Derivative liabilities	$23,247	$—	$23,247	$—
Total financial liabilities	$23,247	$—	$23,247	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis as of April 4, 2010, were presented on the Company’s Condensed Consolidated Balance Sheet as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$840,370	$840,370	$—	$—
Short-term marketable securities	921,969	48,832	873,137	—
Long-term marketable securities	1,350,850	78,824	1,272,026	—
Other current assets and other non-current assets	10,909	—	10,909	—
Total assets	$3,124,098	$968,026	$2,156,072	$—

Other current accrued liabilities	$12,122	$—	$12,122	$—
Non-current liabilities	10,341	—	10,341	—
Total liabilities	$22,463	$—	$22,463	$—
__________________
(1)	Cash equivalents exclude cash of $182.1 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet as of April 4, 2010.

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
___________________
(1)	Cash equivalents exclude cash of $229.2 million included in Cash and cash equivalents on the Consolidated Balance Sheets as of January 3, 2010.

As of April 4, 2010, the Company did not elect the fair value option for any financial assets and liabilities that were not required to be measured at fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Available-for-Sale Investments.  Available-for-sale investments as of April 4, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. Treasury and government agency securities	$32,794	$72	$(1)	$32,865
U.S. government-sponsored agency securities	43,298	27	(23)	43,302
Corporate notes and bonds	377,443	1,520	(245)	378,718
Asset-backed securities	23,798	159	—	23,957
Mortgage-backed securities	7,793	17	(4)	7,806
Municipal notes and bonds	1,676,057	15,422	(1,958)	1,689,521
	2,161,183	17,217	(2,231)	2,176,169
Equity investments	69,843	30,812	—	100,655
Total available-for-sale investments	$2,231,026	$48,029	$(2,231)	$2,276,824

Available-for-sale investments as of January 3, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. Treasury and government agency securities	$66,984	$90	$(6)	$67,068
U.S. government-sponsored agency securities	37,211	20	(298)	36,933
Corporate notes and bonds	251,510	1,103	(664)	251,949
Asset-backed securities	27,719	175	—	27,894
Mortgage-backed securities	4,986	20	—	5,006
Municipal notes and bonds	1,422,126	20,581	(197)	1,442,510
	1,810,536	21,989	(1,165)	1,831,360
Equity investments	70,011	15,531	—	85,542
Total available-for-sale investments	$1,880,547	$37,520	$(1,165)	$1,916,902

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value and gross unrealized losses on the available-for-sale securities that have been in an unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of April 4, 2010, are summarized in the following table (in thousands).  Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Market Value	Gross Unrealized Loss	Market Value	Gross Unrealized Loss
U.S. Treasury and government agency securities	$3,509	$(1)	$—	$—
U.S. government-sponsored agency securities	27,520	(23)	—	—
Corporate notes and bonds	133,668	(245)	—	—
Mortgage-backed securities	3,924	(4)	—	—
Municipal notes and bonds	420,437	(1,958)	—	—
Total	$589,058	$(2,231)	$—	$—

The gross unrealized loss related to U.S. Treasury and government agency securities, U.S. government-sponsored agency securities, mortgage-backed securities and U.S. corporate and municipal notes and bonds, was primarily due to changes in interest rates.  Gross unrealized loss on all available-for-sale fixed income securities at April 4, 2010 was considered temporary in nature.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.  For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is more likely than not the Company will be required to sell the investments before the recovery of its amortized cost.

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities (in thousands).

	Three months ended
	April 4, 2010	March 29, 2009
Gross realized gains	$2,989	$5,758
Gross realized (losses)	(6)	(560)

Fixed income securities by contractual maturity as of April 4, 2010 are shown below (in thousands).  Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Cost	Estimated Fair Value
Due in one year or less	$895,018	$900,138
Due after one year through five years	1,266,165	1,276,031
Total	$2,161,183	$2,176,169

For certain of the Company’s financial instruments, including accounts receivable, short-term marketable securities and accounts payable, the carrying amounts approximate fair market value due to their short maturities.  For those financial instruments where the carrying amounts differ from fair market value, the following table represents the related costs and the estimated fair values, which are based on quoted market prices (in thousands).

	As of April 4, 2010		As of January 3, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
1% Notes due 2013	$948,937	$1,009,217	$934,722	$958,813

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Derivatives and Hedging Activities

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

The Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  Changes in fair value (i.e., gains or losses) of the derivatives are recorded as cost of product revenues or other income (expense), or as accumulated other comprehensive income (“OCI”).  The Company does not offset or net the fair value amounts of derivative instruments and separately discloses the fair value amounts of the derivative instruments as either assets or liabilities.

Cash Flow Hedges.  The Company uses a combination of forward contracts and options designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen.  The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring.  Any gain or loss after a hedge is no longer designated because it is no longer probable of occurring or it is related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income or expense immediately, and was a net loss of ($27) thousand and ($1.0) million for the three months ended April 4, 2010 and March 29, 2009, respectively.  As of April 4, 2010, the Company had forward and options contracts in place that hedged future purchases of approximately 30.4 billion Japanese yen, or approximately $321 million based upon the exchange rate as of April 4, 2010, and the net unrealized loss on the effective portion of these cash flow hedges was ($5.4) million.  The forward and option contracts cover a portion of the Company’s future Japanese yen purchases that are expected to occur during the remainder of fiscal year 2010.

The Company has an outstanding cash flow hedge designated to mitigate equity risk associated with certain available-for-sale investments in equity securities.  The gain or loss on the cash flow hedge is reported as a component of accumulated OCI and will be reclassified into other income (expense) in the same period that the equity securities are sold.  The securities had a fair value of $78.8 million and $71.8 million as of April 4, 2010 and January 3, 2010, respectively.  The cash flow hedge designated to mitigate equity risk of these securities had a fair value of ($4.0) million and $0.7 million as of April 4, 2010 and January 3, 2010, respectively.

Other Derivatives.  Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities.  Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at April 4, 2010 with realized and unrealized gains and losses included in other income (expense).  As of April 4, 2010, the Company had foreign currency forward contracts hedging exposures in European euros, Japanese yen and British pounds.  Foreign currency forward contracts were outstanding to buy and (sell) U.S. dollar equivalent of approximately $231.9 million and ($71.0) million in foreign currencies, respectively, based upon the exchange rates at April 4, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has cross currency swap transactions with one counterparty to exchange Japanese yen for U.S. dollars for a combined notional amount of ($403.3) million which require the Company to maintain a minimum liquidity of $1.5 billion on, or prior to, June 30, 2010 and $1.0 billion after June 30, 2010.  Liquidity is defined as the sum of the Company’s cash and cash equivalents, and short and long-term marketable securities.  The Company is in compliance with the covenant as of April 4, 2010.  Should the Company fail to comply with this covenant, the Company may be required to settle the unrealized gain or loss on the foreign exchange contracts prior to the original maturity.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts.  Fair value of derivative contracts were as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Long-term Marketable Securities and Other Non-current Assets
	April 4, 2010	January 3, 2010	April 4, 2010	January 3, 2010
Designated Cash Flow Hedges
Foreign exchange contracts	$2,004	$—	$—	$—
Equity market risk contract	—	—	(4,005)	725
	2,004	—	(4,005)	725
Foreign exchange contracts not designated	1,091	3,708	2,322	—
Total derivatives	$3,095	$3,708	$(1,683)	$725

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	April 4, 2010	January 3, 2010	April 4, 2010	January 3, 2010
Designated foreign exchange contracts	$7,317	$—	$—	$—
Foreign exchange contracts not designated	4,805	7,794	10,341	15,453
Total derivatives	$12,122	$7,794	$10,341	$15,453

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges.  The impact of the effective portion of designated cash flow derivative contracts on the results of operations was as follows (in thousands):

	Three months ended
	Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from OCI to the Condensed Consolidated Statements of Operations
	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
Foreign exchange contracts	$1,522	$(14,638)	$3,201	$3,610
Equity market risk contract	(4,730)	(9,826)	—	—

Foreign exchange contracts designated as cash flow hedges relate primarily to wafer purchases.  Gains and losses associated with foreign exchange contracts designated as cash flow hedges are expected to be recorded in cost of product revenues when reclassified out of accumulated OCI.  Gains and losses from the equity market risk contract are expected to be recorded in other income (expense) when reclassified out of accumulated OCI.  The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months and realize the accumulated OCI balance related to the equity market risk contract in fiscal year 2011.

The impact of the ineffective portion and amount excluded from effectiveness testing on designated cash flow derivative contracts on the Company’s results of operations recognized in other income (expense) were as follows (in thousands):

	Three months ended
	April 4, 2010	March 29, 2009
Foreign exchange contracts	$(27)	$(997)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations.  The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) were as follows (in thousands):

	Three months ended
	April 4, 2010	March 29, 2009
Gain on foreign exchange contracts including forward point income	$6,720	$101,125
Loss from revaluation of foreign currency exposures hedged by foreign exchange contracts	(8,542)	(100,181)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Balance Sheet Information

Accounts Receivable from Product Revenues, net.  Accounts receivable from product revenues, net, were as follows (in thousands):

	April 4, 2010	January 3, 2010
Trade accounts receivable	$465,255	$534,549
Allowance for doubtful accounts	(10,228)	(12,348)
Price protection, promotions and other activities	(220,569)	(287,794)
Total accounts receivable from product revenues, net	$234,458	$234,407

Inventory.  Inventories were as follows (in thousands):

	April 4, 2010	January 3, 2010
Raw material	$344,761	$329,966
Work-in-process	52,913	63,767
Finished goods	169,959	202,760
Total inventory	$567,633	$596,493

Other Current Assets.  Other current assets were as follows (in thousands):

	April 4, 2010	January 3, 2010
Royalty and other receivables	$4,331	$53,864
Prepaid expenses	13,966	14,309
Prepaid income taxes and tax-related receivables	30,792	25,758
Other current assets	3,095	3,708
Total other current assets	$52,184	$97,639

Notes Receivable and Investments in the Flash Ventures with Toshiba.  Notes receivable and investments in the flash ventures with Toshiba Corporation (“Toshiba”) were as follows (in thousands):

	April 4, 2010	January 3, 2010
Notes receivable, Flash Partners Ltd.	$550,212	$562,946
Notes receivable, Flash Alliance Ltd.	508,457	520,225
Investment in Flash Partners Ltd.	195,349	199,106
Investment in Flash Alliance Ltd.	223,043	225,273
Total notes receivable and investments in flash ventures with Toshiba	$1,477,061	$1,507,550

See Note 11, “Commitments, Contingencies and Guarantees – FlashVision, Flash Partners and Flash Alliance,” regarding equity method investments and Note 12, “Related Parties and Strategic Investments,” for the Company’s maximum loss exposure related to these variable interest entities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Current Accrued Liabilities.  Other current accrued liabilities were as follows (in thousands):

	April 4, 2010	January 3, 2010
Accrued payroll and related expenses	$79,358	$118,648
Accrued restructuring	2,563	2,622
Foreign currency forward contract payables	12,122	7,794
Other accrued liabilities	181,114	105,015
Total other current accrued liabilities	$275,157	$234,079

Non-current liabilities.  Non-current liabilities were as follows (in thousands):

	April 4, 2010	January 3, 2010
Deferred tax liability	$20,449	$35,470
Income taxes payable	211,431	206,464
Accrued restructuring	8,945	9,228
Other non-current liabilities	48,823	36,316
Total non-current liabilities	$289,648	$287,478

As of April 4, 2010 and January 3, 2010, the total current accrued restructuring liability was primarily comprised of the current portion of excess facility lease obligations.  The non-current accrued restructuring balance and activity from the prior year end was primarily related to excess lease obligations and cash lease obligation payments, respectively.  The facility lease obligations extend through the end of the lease term in fiscal year 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Intangible Assets

Intangible Assets.  Intangible asset balances are presented below (in thousands):

	April 4, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$179,300	$(147,490)	$31,810
Developed product technology	12,900	(8,354)	4,546
Acquisition-related intangible assets	192,200	(155,844)	36,356
Technology licenses and patents	34,026	(17,679)	16,347
Total	$226,226	$(173,523)	$52,703

	January 3, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$179,300	$(144,474)	$34,826
Developed product technology	12,900	(7,946)	4,954
Acquisition-related intangible assets	192,200	(152,420)	39,780
Technology licenses and patents	34,026	(15,730)	18,296
Total	$226,226	$(168,150)	$58,076

The annual expected amortization expense of intangible assets as of April 4, 2010, is presented below (in thousands):

	Estimated Amortization Expenses
	Acquisition-Related Intangible Assets	Technology Licenses and Patents
Fiscal Year:
2010 (remaining nine months)	$10,271	$4,523
2011	13,034	4,619
2012	12,529	3,971
2013	522	2,670
2014	—	564
Total	$36,356	$16,347

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Warranties

Liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets and the activity was as follows (in thousands):

	Three months ended
	April 4, 2010	March 29, 2009
Balance, beginning of period	$25,909	$36,469
Additions	21,272	4,913
Usage	(16,516)	(10,088)
Balance, end of period	$30,665	$31,294

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt as of April 4, 2010 and January 3, 2010 (in millions):

	April 4, 2010	January 3, 2010
1% Notes due 2013	$1,150.0	$1,150.0
Less: Unamortized interest discount	(201.1)	(215.3)
Net carrying amount of 1% Notes due 2013	948.9	934.7
1% Notes due 2035	—	75.0
Total convertible debt	948.9	1,009.7
Less: convertible short-term debt	—	(75.0)
Convertible long-term debt	$948.9	$934.7

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

The Company separately accounts for the liability and equity components of the 1% Notes due 2013.  The principal amount of the liability component of $753.5 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature.  The carrying value of the equity component was $241.9 million as of April 4, 2010 and January 3, 2010.

The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component (in millions):

	Three months ended
	April 4, 2010	March 29, 2009
Contractual interest coupon	$2.9	$2.9
Amortization of bond discount	14.2	13.2
Total interest cost recognized	$17.1	$16.1

The effective interest rate on the liability component was 7.4% for the three months ended April 3, 2010 and March 29, 2009, respectively. The remaining unamortized interest discount of $201.1 million as of April 4, 2010 will be amortized over the remaining life of the 1% Notes due 2013, which is approximately 3.1 years.

Concurrent with the issuance of the 1% Notes due 2013, the Company sold warrants to acquire shares of its common stock at an exercise price of $95.03 per share.  As of April 4, 2010, the warrants had an expected life of approximately 3.4 years and expire in August 2013.  At expiration, the Company may, at its option, elect to settle the warrants on a net share basis.  As of April 4, 2010, the warrants had not been exercised and remain outstanding.  In addition, counterparties agreed to sell to the Company up to approximately 14.0 million shares of its common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by it upon conversion of the 1% Notes due 2013.  As of April 4, 2010, the Company had not purchased any shares under this convertible bond hedge agreement.

1% Convertible Notes Due 2035.  On February 11, 2010, the Company notified the holders of its 1% Convertible Notes due 2035 that it would exercise its option to redeem the $75 million outstanding on March 15, 2010 for a redemption price of $1,000 per $1,000 principal amount of the debentures, plus accrued interest.  On March 15, 2010, the Company completed the redemption of the 1% Convertible Notes due 2035 through an all-cash transaction of $75 million plus accrued interest of $0.4 million.  As of April 4, 2010, the Company had no further obligations related to the 1% Convertible Notes due 2035.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	April 4, 2010	January 3, 2010
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$30,112	$26,920
Foreign currency translation	80,226	98,424
Hedging activities	(3,041)	3,369
Total accumulated other comprehensive income	$107,297	$128,713

Comprehensive income (loss) is presented below (in thousands):

	Three months ended
	April 4, 2010	March 29, 2009
Net income (loss)	$234,691	$(207,995)
Non-controlling interest	(513)	(494)
	234,178	(208,489)
Change in accumulated unrealized gain (loss) on:
Available-for-sale investments	3,192	11,186
Foreign currency translation	(18,198)	(58,303)
Hedging activities	(6,410)	(28,074)
Comprehensive income (loss)	$212,762	$(283,680)

Non-controlling interest is included in Other income (expense) in the Condensed Consolidated Statements of Operations.

The amount of income tax expense allocated to accumulated unrealized gain (loss) on available-for-sale investments and hedging activities was $1.8 million and $6.8 million at April 4, 2010 and January 3, 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Valuation Assumptions.  The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares granted to employees for the three months ended April 4, 2010 and March 29, 2009 was estimated using the following weighted average assumptions.

	Three months ended
	April 4, 2010	March 29, 2009
Option Plan Shares
Dividend yield	None	None
Expected volatility	0.51	0.87
Risk free interest rate	1.55%	1.39%
Expected lives	3.7 years	3.6 years
Estimated annual forfeiture rate	7.32%	9.07%
Weighted average fair value at grant date	$11.02	$4.92

Employee Stock Purchase Plan Shares
Dividend yield	None	None
Expected volatility	0.59	0.81
Risk free interest rate	0.18%	0.39%
Expected lives	½ year	½ year
Weighted average fair value at exercise date	$8.58	$4.21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Plan Activities

Stock Options and SARs.  A summary of stock option and stock appreciation right (“SARs”) activity under all of the Company’s share-based compensation plans as of April 4, 2010 and changes during the three months ended April 4, 2010 is presented below (in thousands, except exercise price and contractual term).

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at January 3, 2010	24,896	$29.87	4.4	$180,834
Granted	2,229	28.31
Exercised	(706)	16.92		10,336
Forfeited	(124)	25.17
Expired	(299)	47.44
Options and SARs outstanding at April 4, 2010	25,996	29.91	4.4	260,156
Options and SARs vested and expected to vest after April 4, 2010, net of forfeitures	24,493	30.30	4.3	240,106
Options and SARs exercisable at April 4, 2010	17,834	33.28	3.8	147,351

At April 4, 2010, the total compensation cost related to options and SARs granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $71.8 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.7 years.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the three months ended April 4, 2010 is presented below (in thousands, except for weighted average grant date fair value).

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at January 3, 2010	844	$24.69	$24,476
Granted	999	28.23
Vested	(195)	42.32	5,582
Forfeited	(12)	18.59
Non-vested share units at April 4, 2010	1,636	24.80	47,086

As of April 4, 2010, the Company had approximately $30.7 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.8 years.

Employee Stock Purchase Plan.  At April 4, 2010, there was approximately $2.2 million of total unrecognized compensation cost related to ESPP that is expected to be recognized over a period of approximately 4 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense. The following tables set forth the detail allocation of the share-based compensation expense for the three months ended April 4, 2010 and March 29, 2009, respectively (in thousands).

	Three months ended
	April 4, 2010	March 29, 2009
Share-based compensation expense by caption:
Cost of product revenues	$2,458	$2,374
Research and development	6,802	6,152
Sales and marketing	2,188	2,349
General and administrative	5,422	5,455
Total share-based compensation expense	$16,870	$16,330

Share-based compensation expense by type of award:
Stock options and SARs	$11,513	$13,881
RSUs	3,666	2,860
ESPP	1,691	(411)
Total share-based compensation expense	$16,870	$16,330

Share-based compensation expense of $1.1 million and $2.4 million related to manufacturing personnel was capitalized into inventory as of April 4, 2010 and March 29, 2009, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts).

	Three months ended
	April 4, 2010	March 29, 2009
Numerator for basic net income (loss) per share:
Net income (loss)	$234,691	$(207,995)
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	229,300	226,529
Basic net income (loss) per share	$1.02	$(0.92)

Numerator for diluted net income (loss) per share:
Net income (loss)	$234,691	$(207,995)
Interest on the 1% Notes due 2035, net of tax	98	—
Net income (loss) for diluted net income (loss) per share	$234,789	$(207,995)
Denominator for diluted net income (loss) per share:
Weighted average common shares	229,300	226,529
Incremental common shares attributable to exercise of outstanding employee stock options, restricted stock, restricted stock units and warrants (assuming proceeds would be used to purchase common stock)	6,014	—
Effect of dilutive 1% Notes due 2035	1,570	—
Shares used in computing diluted net income (loss) per share	236,884	226,529
Diluted net income (loss) per share	$0.99	$(0.92)

Anti-dilutive shares excluded from net income (loss) per share calculation	40,041	54,042

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible securities.  Certain common stock issuable under stock options, SARs, RSUs, warrants and the convertible notes were omitted from the diluted earnings per share calculation because their inclusion is considered anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments, Contingencies and Guarantees

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

As of April 4, 2010, the Company had notes receivable from Flash Partners of $550.2 million, denominated in Japanese yen.  These notes are secured by the equipment purchased by Flash Partners using the note proceeds.  The Company has additional guarantee obligations to Flash Partners, see “Off-Balance Sheet Liabilities.”  At April 4, 2010 and January 3, 2010, the Company had an equity investment in Flash Partners of $195.4 million and $199.1 million, respectively, denominated in Japanese yen, offset by $39.5 million and $43.9 million, respectively, of cumulative translation adjustments recorded in accumulated OCI.  In the three months ended April 4, 2010, the Company recorded a $0.6 million basis adjustment to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

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

As of April 4, 2010, the Company had notes receivable from Flash Alliance of $508.5 million, denominated in Japanese yen.  These notes are secured by the equipment purchased by Flash Alliance using the note proceeds.  The Company has additional guarantee obligations to Flash Alliance, see “Off-Balance Sheet Liabilities.”  At April 4, 2010 and January 3, 2010, the Company had an equity investment in Flash Alliance of $223.0 million and $225.3 million, respectively, denominated in Japanese yen, offset by $40.1 million and $45.3 million, respectively, of cumulative translation adjustments recorded in accumulated OCI.  In the three months ended April 4, 2010, the Company recorded $2.9 million of basis adjustment to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FlashVision.  In the first quarter of fiscal year 2010, the wind-down of the Company’s 49.9% ownership interest in FlashVision Ltd. (“FlashVision”), a business venture with Toshiba which owns 50.1% was completed.  The Company recorded a gain of $4.1 million related to the completion of this wind-down in Other income (expense).

Flash Ventures.  The Company participates in common research and development activities with Toshiba but is not committed to any minimum funding level.

The Company and Toshiba restructured Flash Partners and Flash Alliance (hereinafter collectively referred to as “Flash Ventures”) in the first quarter of fiscal year 2009 by selling more than 20% of Flash Ventures’ capacity to Toshiba.  The restructuring resulted in the Company receiving value of 79.3 billion Japanese yen of which 26.1 billion Japanese yen, or $277.1 million, was received in cash, reducing outstanding notes receivable from Flash Ventures and 53.2 billion Japanese yen reflected the transfer of off-balance sheet equipment lease guarantee obligations from the Company to Toshiba.  The restructuring was completed in a series of closings through March 31, 2009.  The Company received the cash and transferred 53.2 billion Japanese yen of off-balance sheet equipment lease guarantee obligations in the first half of fiscal year 2009.  Transaction costs of $10.9 million related to the sale and transfer of equipment and lease obligations were expensed in the first quarter of fiscal year 2009.

The Company has guarantee obligations to Flash Ventures; see “Off-Balance Sheet Liabilities.”

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Liabilities

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at April 4, 2010.

Master Lease Agreements by Execution Date	Lease Amounts		Expiration
	(Yen in billions)	(Dollars in thousands)
Flash Partners
December 2004	¥5.4	$57,663	2010
December 2005	3.3	34,816	2011
June 2006	5.3	55,527	2011
September 2006	17.1	181,266	2011
March 2007	8.8	92,903	2012
February 2008	3.7	38,931	2013
	43.6	461,106
Flash Alliance
November 2007	18.5	196,158	2013
June 2008	25.9	273,429	2013
	44.4	469,587
Total guarantee obligations	¥88.0	$930,693

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the term of the master lease agreements, in annual installments as of April 4, 2010 in U.S. dollars based upon the exchange rate at April 4, 2010 (in thousands).

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$262,497	$69,442	$331,939
Year 2	163,639	158,591	322,230
Year 3	77,943	102,050	179,993
Year 4	14,263	82,268	96,531
Total guarantee obligations	$518,342	$412,351	$930,693

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Flash Partners.  Flash Partners sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into six equipment master lease agreements totaling 300.0 billion Japanese yen, or approximately $3.17 billion based upon the exchange rate at April 4, 2010, of which 87.2 billion Japanese yen, or approximately $922 million based upon the exchange rate at April 4, 2010, was outstanding at April 4, 2010.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  As of April 4, 2010, the amount of the Company’s guarantee obligation of the Flash Partners’ master lease agreements, which reflects future payments and any lease adjustments, was 43.6 billion Japanese yen, or approximately $461 million based upon the exchange rate at April 4, 2010.  Certain lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through fiscal year 2013.  At each lease payment date, Flash Partners has the option of purchasing the tools from the lessors.  Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was not material at inception of each master lease.

On April 26, 2010, Flash Partners refinanced one of its maturing equipment leases totaling 8.65 billion Japanese yen, or approximately $91 million based upon the exchange rate at April 4, 2010.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the refinanced lease agreement.  This refinanced equipment lease, due in fiscal year 2014, is to be paid by Flash Partners in quarterly installments, with interest based on the 3-month Euro-Yen Tokyo InterBank Offer Rate (“TIBOR”).

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Partners that could result in an acceleration of Flash Partners’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”).  As of April 4, 2010, Flash Partners was in compliance with all of its master lease covenants.  As of April 4, 2010, the Company’s R&I credit rating was BBB-, two notches above the required minimum corporate rating threshold from R&I and the S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P; however, as of May 10, 2010, the Company’s S&P credit rating was raised to BB-, which is the required minimum corporate rating threshold from S&P.  If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Partners would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Partners master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Flash Alliance.  Flash Alliance sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into two equipment master lease agreements totaling 200.0 billion Japanese yen, or approximately $2.11 billion based upon the exchange rate at April 4, 2010, of which 88.8 billion Japanese yen, or approximately $939 million based upon the exchange rate at April 4, 2010, was outstanding as of April 4, 2010.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligation under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  As of April 4, 2010, the amount of the Company’s guarantee obligation of the Flash Alliance’s master lease agreements was 44.4 billion Japanese yen, or approximately $470 million based upon the exchange rate at April 4, 2010.  Remaining master lease payments are due semi-annually and are scheduled to be completed in fiscal year 2013.  At each lease payment date, Flash Alliance has the option of purchasing the tools from the lessors.  Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Alliance that could result in an acceleration of Flash Alliance’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from S&P or Moody’s or a minimum corporate rating of BB+ from R&I.  As of April 4, 2010, Flash Alliance was in compliance with all of its master lease covenants.  As of April 4, 2010, the Company’s R&I credit rating was BBB-, two notches above the required minimum corporate rating threshold from R&I and the S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P; however, as of May 10, 2010, the Company’s S&P credit rating was raised to BB-, which is the required minimum corporate rating threshold from S&P.  If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Alliance would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Alliance master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees
Indemnification Agreements.  The Company has agreed to indemnify suppliers and customers for alleged patent infringement.  The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees.  The Company may periodically engage in litigation as a result of these indemnification obligations.  The Company’s insurance policies exclude coverage for third-party claims for patent infringement.  Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers.  Historically, the Company has not made any significant indemnification payments under any such agreements.  As of April 4, 2010, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity.  The term of the indemnification period is for the officer’s, employee’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of April 4, 2010 or January 3, 2010, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances.  The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims.  This agreement provides limited protection for the Company against third party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third party patents.  The Company has not made any indemnification payments under any such agreements and as of April 4, 2010, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at April 4, 2010, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

Contractual Obligations.
	Total			1 Year or Less (9 months)	2 - 3 Years (Fiscal 2011 and 2012)	4 –5 Years (Fiscal 2013 and 2014)	More than 5 Years (Beyond Fiscal 2014)
Facility and other operating leases	$29,895			$6,476	$15,802	$4,809	$2,808
Flash Partners reimbursement for certain fixed costs including depreciation	1,085,619	(3	)(4)	327,944	545,180	157,357	55,138
Flash Alliance reimbursement for certain fixed costs including depreciation	1,704,678	(3	)(4)	475,156	807,478	321,015	101,029
Toshiba research and development	92,051	(3)		67,791	24,260	―	―
Capital equipment purchase commitments	23,555			22,605	950	―	―
Convertible notes principal and interest (1)	1,185,880			8,625	23,000	1,154,255	―
Operating expense commitments	30,634			29,407	1,227	―	―
Noncancelable production purchase commitments (2)	292,342	(3)		287,342	5,000	―	―
Total contractual cash obligations	$4,444,654			$1,225,346	$1,422,897	$1,637,436	$158,975

Off-Balance Sheet Arrangements.
As of April 4, 2010
Guarantee of Flash Ventures equipment leases (5)	$930,693
_________________
(1)
In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Notes due 2013.  The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year until calendar year 2013.

(2)	Includes Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(3)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at April 4, 2010.

(4)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

(5)	The Company’s guarantee obligation, net of cumulative lease payments, is 88.0 billion Japanese yen, or approximately $931 million based upon the exchange rate at April 4, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has excluded $213.5 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at April 4, 2010.  The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements.  The leases expire at various dates from fiscal year 2010 through fiscal year 2016.  Future minimum lease payments at April 4, 2010 are presented below (in thousands).

Fiscal Year:
2010 (remaining 9 months)	$6,807
2011	8,224
2012	8,531
2013	4,211
2014	2,364
2015 and thereafter	2,808
32,945
Sublease income to be received in the future under noncancelable subleases	(3,050)
Net operating leases	$29,895

Rent expense for the three months ended April 4, 2010 and March 29, 2009 was $2.0 million and $1.9 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Related Parties and Strategic Investments

Flash Ventures with Toshiba.  The Company owns 49.9% of each of the flash ventures with Toshiba (Flash Partners and Flash Alliance) and accounts for its ownership position under the equity method of accounting.  The Company’s obligations with respect to Flash Ventures master lease agreements, take-or-pay supply arrangements and research and development cost sharing are described in Note 11, “Commitments, Contingencies and Guarantees.”  Flash Ventures are variable interest entities.  On January 4, 2010, the Company adopted new accounting guidance as issued by the FASB related to the consolidation of variable interest entities.  The adoption of the new guidance did not change the Company’s original conclusions related to the consolidation of its variable interest entities.  Under the new guidance, the Company evaluated whether it is the primary beneficiary of the Flash Ventures for all periods presented and determined that it is not the primary beneficiary of either Flash Partners or Flash Alliance because it does not have a controlling financial interest in either entity.  The Company purchased NAND flash memory wafers from Flash Ventures and made loans to Flash Alliance totaling approximately $513.4 million and $569.8 million in the three months ended April 4, 2010 and March 29, 2009, respectively.  The Company received loan repayments from Flash Ventures of $277.1 million in the three months ended March 29, 2009.  At April 4, 2010 and January 3, 2010, the Company had accounts payable balances due to Flash Ventures of $143.0 million and $182.1 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below (in thousands).

	April 4, 2010	January 3, 2010
Notes receivable	$1,058,669	$1,083,172
Equity investments	418,392	424,378
Operating lease guarantees	930,693	1,069,763
Maximum loss exposure	$2,407,754	$2,577,313

Solid State Storage Solutions LLC.  During the second quarter of fiscal year 2007, the Company formed a venture with third parties that licenses intellectual property, Solid State Storage Solutions LLC (“S4”).  S4 qualifies as a variable interest entity.  The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented.  Due to the adoption of new accounting guidance by the FASB related to consolidation of variable interest entities in the first quarter of fiscal year 2010, the Company considered multiple factors in determining it was still the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities.  S4’s assets and liabilities were not material to the Company’s Condensed Consolidated Balance Sheet as of April 4, 2010 and January 3, 2010, respectively.

Sale of SIM Business Net Assets. In February 2010, the Company sold its SIM business net assets for $17.8 million, which resulted in a gain of $13.2 million recorded in “Other income (expense).”  The sale proceeds are included in “Proceeds from sale of assets” in investing activities on the Condensed Consolidated Statements of Cash Flows.  The operating results of the SIM business assets were immaterial for all periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

msystems Shareholder Derivative Claim in Israel.  On September 11, 2006, Mr. Rabbi, a shareholder of msystems Ltd. (“msystems”), a company subsequently acquired by the Company in or about November 2006, filed a derivative action in Israel and a motion to permit him to file the derivative action against msystems and four directors of msystems arguing that options were allegedly allocated to officers and employees of msystems in violation of applicable law.  Mr. Rabbi claimed that the aforementioned actions allegedly caused damage to msystems.  On January 25, 2007, SanDisk IL Ltd. (“SDIL”), successor in interest to msystems, filed a motion to dismiss the motion to seek leave to file the derivative action and the derivative action on the grounds, inter alia, that Mr. Rabbi ceased to be a shareholder of msystems after the merger between msystems and the Company.  On March 12, 2008, the court granted SDIL’s motion and dismissed the motion to seek leave to file the derivative action and consequently, the derivative action itself was dismissed.  On May 15, 2008, Mr. Rabbi filed an appeal with the Supreme Court of Israel.  On March 10, 2010, the Supreme Court dismissed the appeal and this matter is now concluded.

Patent Infringement Litigation Initiated by SanDisk.  On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants:  Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corp., Silicon Motion, Inc. (Taiwan), Silicon Motion, Inc. (California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); Synergistic Sales, Inc. (“Synergistic”); USBest Technology, Inc. dba Afa Technologies, Inc. (“USBest”); Skymedi Corp. (“Skymedi”); Chipsbank Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Infotech Logistic LLC (“Infotech”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Power Quotient International Co., Ltd., and PQI Corp., (collectively, “PQI”); PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (Taiwan), Transcend Information Inc. (California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co., A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc.; Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”) EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”).  In this action, Case No. 07-C-0607-C (“the ’607 Action”), the Company initially asserted that the defendants infringed U.S. Patent No. 5,719,808 (the “’808 patent”), U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”).  The Company has since entered into a stipulation dismissing the ’332 patent.  That same day, the Company filed a second complaint for patent infringement in the same court against the following defendants:  Phison, Silicon Motion, Synergistic, USBest, Skymedi, Zotek, Infotech, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, A-DATA, Apacer, Behavior, and Dane-Elec.  In this action, Case No. 07-C-0605-C (“the ’605 Action”), the Company asserted that the defendants infringed U.S. Patent No. 6,149,316 (the “’316 patent”) and U.S. Patent No. 6,757,842 (the “’842 patent”).  The Company seeks damages and injunctive relief in both actions.  In light of settlement agreements, the Company dismissed its claims against Phison, Silicon Motion, Skymedi, Verbatim, Corsair, Add-On Computer Peripherals, EDGE, Infotech, Interactive, PNY, TSR and Welldone.  The Company’s claims against Chipsbank, Acer, Behavior, Dane-Elec, LG, PQI, USBest, Transcend, A-DATA, Apacer, and Synergistic have been dismissed without prejudice.  The Court consolidated the ’605 and ’607 Actions and stayed these actions during the pendency of related proceedings before the U.S. International Trade Commission, which are now closed.  On November 13, 2009, the Court lifted the stay except as to the ’424 patent.  On December 14, 2009, the Court advised the parties that the consolidated actions will be tried in February 2011 with summary judgment motions due six months before trial.  Several of the remaining defendants have answered the Company’s complaints by denying infringement and raising several affirmative defenses and related counterclaims.  These defenses and related counterclaims include, among others, lack of standing, unclean hands, non-infringement, invalidity, unenforceability for alleged patent misuse, express license, implied license, patent exhaustion, waiver, laches, and estoppel.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Federal Civil Antitrust Class Actions.  Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints.  On February 7, 2008, all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086.  Plaintiffs allege the Company and a number of other manufacturers of flash memory and flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws.  The lawsuits purport to be on behalf of purchasers of flash memory from January 1, 1999 through the present.  The lawsuits seek an injunction, damages, restitution, fees, costs, and disgorgement of profits.  On May 20, 2009, the Court denied defendants' motion to dismiss the consolidated direct purchaser complaint and denied (with limited exceptions for certain state law claims) defendants' motion to dismiss the consolidated indirect purchaser complaint.  On April 15, 2010, the Court denied the indirect purchaser plaintiffs’ class certification motion, denied plaintiffs’ motion for leave to amend the Consolidated Amended Complaint to substitute certain class representatives, and dismissed the claims on behalf of South Dakota purchasers with prejudice.  Indirect purchaser plaintiffs have moved for leave to file a motion for reconsideration of that decision.  The direct purchaser plaintiffs’ class certification motion and related motion to substitute plaintiffs remain under submission.

Spansion Bankruptcy.  Spansion, LLC (“Spansion”) and SanDisk IL Ltd. f/k/a M-Systems Flash Disk Pioneers Ltd. (“SanDisk IL”) are parties to the SSP Driver Software License Agreement (the “SSP License”) and the ORNAND Driver Software License Agreement (the “ORNAND License” and, collectively with the New Collaboration Agreement, the “Agreements”).  As set forth in the Agreements, Spansion was required to make quarterly royalty and support fee payments for use of SanDisk IL’s patented technology.  On March 1, 2009, Spansion filed for protection under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  On May 22, 2009, SanDisk IL filed a proof of claim asserting a prepetition unsecured claim against Spansion in the amount of $11,338,260.  Subsequently, the parties entered into Amendment to the New Collaboration Agreement (the “Amendment”) dated as of January 31, 2010, pursuant to which Spansion (a) assumed the SSP License and New Collaboration Agreement, (b) rejected the ORNAND License, (c) agreed to pay SanDisk IL $1,157,065 in order to cure arrearages under the Agreements, and (d) agreed the allowance of a general unsecured, prepetition claim of $6,166,123 in connection with the rejection of the ORNAND License, comprised of $1,166,123 for prepetition arrearages and $5,000,000 for rejection damages.  On February 23, 2010, SanDisk IL entered into an agreement to assign its remaining ORNAND License claim to Hain Capital Holdings, LLC for $3,830,703.91, equal to 62.125% of the ORNAND claim amount of $6,166,123.00.  On April 16, 2010, the Bankruptcy Court approved and confirmed Spansion’s reorganization plan.

Patent Declaratory Judgment Litigation Initiated by SanDisk.  On June 19, 2009, the Company filed a complaint against LSI Corporation (“LSI”) in the Northern District of California seeking a declaration of non-infringement, declaration of invalidity and/or unenforceability as to eight LSI patents relating to digital audio and video technology, and seeking remedies under various California State laws for misrepresentations made by LSI to the Company’s customers.  The suit, Case No. C09 02737, was filed in response to threats made by LSI against the Company and certain customers of the Company.  LSI has counterclaimed for infringement of the eight LSI patents in suit and has accused most of SanDisk’s digital audio and video players of infringement.  On March 17, 2010, the parties agreed to settlement and on March 18, 2010, all claims were dismissed with prejudice, concluding the matter.

Patent Infringement Litigation Initiated by SanDisk.  On May 4, 2010, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against Kingston and Imation.  In this action, Case No. 3:10-cv-00243, the Company asserts U.S. Patent No. 7,397,713; U.S. Patent No. 7,492,660; U.S. Patent No. 7,657,702; U.S. Patent No. 7,532,511; U.S. Patent No. 7,646,666; U.S. Patent No. 7,646,667; and U.S. Patent No. 6,968,421.  The Company seeks damages and injunctive relief.  The defendants have not yet responded to the complaint.

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

Overview

We are the global leader in flash memory cards. Our mission is to provide simple, reliable and affordable storage for use in portable devices.  We sell our products globally through broad retail and original equipment manufacturer, or OEM, distribution channels.

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

Our strategy is to be an industry-leading supplier of flash storage solutions and to develop large scale markets for flash-based storage products.  We maintain our technology leadership by investing in advanced technologies and flash memory fabrication capacity in order to produce leading-edge, low-cost flash memory for use in a variety of end products.  We are a one-stop-shop for our retail and OEM customers, selling all major flash storage card formats for our target markets in high volumes.

Our results are primarily driven by worldwide demand for flash storage devices, which in turn primarily depends on end-user demand for consumer electronic products.  We believe the market for flash storage is generally price elastic.  Accordingly, we expect that as we reduce the price of our flash devices, consumers will demand an increasing number of gigabytes and/or units of memory and that over time, new markets will emerge.  In order to profitably capitalize on this price elasticity, we must reduce our cost per gigabyte at a rate similar to the change in selling price per gigabyte, while in the same time, increasing the average capacity and/or the number of units of our products enough to offset price declines.  We continually seek to achieve these cost reductions through technology improvements, primarily by increasing the amount of memory stored in a given area of silicon.

Our industry is characterized by rapid technology transitions.  Since our inception, we have been able to scale NAND technology through fourteen generations over approximately twenty years.  However, the pace at which NAND technology is transitioning to new generations is expected to slow due to inherent physical technology limitations.  We currently expect to be able to continue to scale our NAND technology through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture.  We also continue to invest in future alternative technologies, particularly our 3D Read/Write technology, which we believe may be a viable alternative to NAND when NAND can no longer scale at a sufficient rate, or at all.  However, even when NAND flash can no longer be further scaled, we expect NAND and potential alternative technologies to coexist for an extended period of time.

In March 2010, we completed the redemption of the 1% Convertible Notes due 2035 through an all-cash transaction of $75 million plus accrued interest of $0.4 million.

Results of Operations.
	Three months ended
	April 4, 2010	% of Revenues	March 29, 2009	% of Revenues
	(In millions, except percentages)
Product revenues	$993.2	91.4%	$588.1	89.2%
License and royalty revenues	93.5	8.6%	71.4	10.8%
Total revenues	1,086.7	100.0%	659.5	100.0%

Cost of product revenues	583.4	53.7%	657.5	99.7%
Amortization of acquisition-related intangible assets	3.1	0.3%	3.1	0.5%
Total cost of product revenues	586.5	54.0%	660.6	100.2%
Gross profit (loss)	500.2	46.0%	(1.1)	(0.2%)
Operating expenses
Research and development	98.7	9.0%	86.9	13.2%
Sales and marketing	48.5	4.5%	37.9	5.7%
General and administrative	38.7	3.6%	38.3	5.8%
Amortization of acquisition-related intangible assets	0.3	0.0%	0.3	0.1%
Restructuring and other	—	—	0.8	0.1%
Total operating expenses	186.2	17.1%	164.2	24.9%
Operating income (loss)	314.0	28.9%	(165.3)	(25.1%)
Other income (expense), net	9.0	0.8%	(18.7)	(2.8%)
Income (loss) before taxes	323.0	29.7%	(184.0)	(27.9%)
Provision for income taxes	88.3	8.1%	24.0	3.6%
Net income (loss)	$234.7	21.6%	$(208.0)	(31.5%)

Product Revenues.
	Three months ended
	April 4, 2010	March 29, 2009	Percent Change
	(In millions, except percentages)
Retail	$370.5	$346.6	6.9%
OEM	622.7	241.5	157.8%
Product revenues	$993.2	$588.1	68.9%

The increase in our product revenues for the three months ended April 4, 2010 compared to the three months ended March 29, 2009 reflected significant growth from both existing and new OEM customers primarily in the mobile market, as well as modest growth in retail sales.  Average selling price per gigabyte was the same as the prior year, primarily reflecting an improved balance between supply and demand.  Memory units sold were up 62% and total gigabytes sold were up 71% for the three months ended April 4, 2010 compared to the three months ended March 29, 2009.

OEM revenue in the three months ended April 4, 2010 grew 158% compared to the three months ended March 29, 2009, due to increased sales of cards, embedded solutions, non-branded products, wafers and components, primarily to the mobile market and to new channels that we added in the second half of fiscal 2009.  Retail product revenue increased in the three months ended April 4, 2010 compared to the prior year due primarily to improved consumer spending in Asia.  We expect OEM revenue to continue to grow faster than retail revenue and to represent more than half of our revenues in fiscal year 2010.

Our ten largest customers represented approximately 44% of our total revenues in both the three months ended April 4, 2010 and March 29, 2009.  No customer exceeded 10% of our total revenues during either of these periods.

Geographical Product Revenues.
	Three months ended
	April 4, 2010	% of Product Revenues	March 29, 2009	% of Product Revenues	Percent Change
	(In millions, except percentages)
United States	$165.7	16.7%	$214.0	36.4%	(22.6%)
Europe, Middle East and Africa	161.9	16.3%	151.0	25.6%	7.3%
Asia-Pacific	642.8	64.7%	210.9	35.9%	204.8%
Other foreign countries	22.8	2.3%	12.2	2.1%	85.7%
Product revenues	$993.2	100.0%	$588.1	100.0%	68.9%

Product revenues in Asia-Pacific, which includes Japan, increased for the three months ended April 4, 2010 as compared to the three months ended March 29, 2009, due primarily to growth in our OEM channel sales for the mobile market, increased sales of non-branded products, wafers and components, and growth in retail sales due to increased consumer demand and our geographic expansion efforts.  The decrease in product revenues for the United States in the three months ended April 4, 2010 compared to the three months ended March 29, 2009 was primarily due to a shift to OEM products shipped to Asia-Pacific and to a lesser degree, a decrease in retail revenue.  The increase in product revenues for Europe, Middle East and Africa in the three months ended April 4, 2010 as compared to the three months ended March 29, 2009 was a result of increased OEM sales primarily for the mobile market, partially offset by reduced retail revenue due to weak consumer spending.

License and Royalty Revenues.
	Three months ended
	April 4, 2010	March 29, 2009	Percent Change
	(In millions, except percentages)
License and royalty revenues	$93.5	$71.4	31.0%

The increase in our license and royalty revenues for the three months ended April 4, 2010 compared to the three months ended March 29, 2009 was primarily due to higher flash memory revenues reported by our licensees, partially offset by lower royalty rates in a renewed license agreement with one of our key licensees.  In addition, first quarter of fiscal year 2009 royalty revenues were reduced by an adjustment identified by a licensee.

Gross Profit and Margin.
	Three months ended
	April 4, 2010	March 29, 2009	Percent Change
	(In millions, except percentages)
Product gross profit (loss)	$406.7	$(72.5)	661.0%
Product gross margin (as a percent of product revenues)	40.9%	(12.3%)
Total gross margin (as a percent of total revenues)	46.0%	(0.2%)

Product gross profit (loss) and gross margin for the three months ended April 4, 2010, was substantially higher than the comparable period in fiscal year 2009 due to the average selling price per gigabyte not declining from the prior year and a full year of manufacturing cost improvements, driven by technology transitions and increased usage of three bits per cell memory.  Our industry has been historically characterized by price and cost declines and our experience of no price declines from the first quarter of fiscal year 2009 to the first quarter of fiscal year 2010 is not necessarily indicative of a new or future trend.  Product gross margin for the three months ended March 29, 2009 was negative due to aggressive industry price declines exceeding cost declines, adverse effects of the fluctuation of the Japanese yen to the U.S. dollar and charges of $62.8 million for adverse purchase commitments associated with under-utilization of Flash Partners Ltd., or Flash Partners, and Flash Alliance Ltd., or Flash Alliance, (hereinafter collectively referred to as “Flash Ventures”) capacity.

Research and Development.
	Three months ended
	April 4, 2010	March 29, 2009	Percent Change
	(In millions, except percentages)
Research and development	$98.7	$86.9	13.6%
Percent of revenue	9.0%	13.2%

Our research and development expense increase for the three months ended April 4, 2010 compared to the three months ended March 29, 2009 was due primarily to higher employee-related costs of $11.3 million related to increased headcount, increased incentive compensation expense and higher share-based compensation expense.

Sales and Marketing.
	Three months ended
	April 4, 2010	March 29, 2009	Percent Change
	(In millions, except percentages)
Sales and marketing	$48.5	$37.9	28.0%
Percent of revenue	4.5%	5.7%

Our sales and marketing expense increase for the three months ended April 4, 2010 versus the comparable period in fiscal year 2009, was primarily due to increased branding and merchandising costs of $7.0 million and employee-related costs of $3.8 million, primarily due to increased incentive compensation expense.

General and Administrative.
	Three months ended
	April 4, 2010	March 29, 2009	Percent Change
	(In millions, except percentages)
General and administrative	$38.7	$38.3	1.0%
Percent of revenue	3.6%	5.8%

Our overall general and administrative expense for the three months ended April 4, 2010 was relatively constant compared to the comparable period in fiscal year 2009.  Our general and administrative expense for the three months ended April 4, 2010 over the comparable period included higher employee-related costs of $4.3 million, primarily due to increased incentive compensation expense, offset by lower bad debt expense of ($3.8) million.

Amortization of Acquisition-Related Intangible Assets.
	Three months ended
	April 4, 2010	March 29, 2009	Percent Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$0.3	$0.3	0.0%
Percent of revenue	0.0%	0.1%

Amortization of acquisition-related intangible assets relate to the intangible assets acquired from Matrix Semiconductor, Inc. and MusicGremlin, Inc., which will be amortized through fiscal year 2014.

Restructuring and Other.
	Three months ended
	April 4, 2010	March 29, 2009	Percent Change
	(In millions, except percentages)
Restructuring and other	$—	$0.8	(100.0%)
Percent of revenue	—	0.1%

For the three months ended April 4, 2010, we recorded no charge related to employee severance costs under our restructuring plans compared to $0.8 million recorded for the same period in fiscal year 2009.

Other Income (Expense).
	Three months ended
	April 4, 2010	March 29, 2009	Percent Change
	(In millions, except percentages)
Interest income	$12.4	$19.4	(36.1%)
Interest expense	(18.0)	(17.0)	5.9%
Income (loss) in equity investments	—	(0.8)	(100.0%)
Other income (expense)	14.6	(20.3)	(172.1%)
Total other income (expense), net	$9.0	$(18.7)	148.1%

The increase in “Total other income (expense), net” for the three months ended April 4, 2010 compared to the same period in fiscal year 2009 was primarily due to non-recurring gains on the sale of assets and investments in the first quarter of fiscal year 2010 versus one-time charges taken in the first quarter of fiscal year 2009, reflected in “Other income (expense),” and a decrease in interest income due to lower interest rates.  In February 2010, we sold our SIM business net assets which resulted in a gain of $13.2 million recorded in “Other income (expense).”  “Other income (expense)” was negative for the three months ended March 29, 2009 due to bank charges and fees of ($10.9) million related to the restructuring of the Flash Ventures master equipment leases and impairment of our equity investment in FlashVision Ltd. of ($7.9) million.

Provision for Income Taxes.
	Three months ended
	April 4, 2010	March 29, 2009	Percent Change
	(In millions, except percentages)
Provision for income taxes	$88.3	$24.0	268.4%
Effective tax rate	(27.3%)	(13.0%)

The provision for income taxes for the three months ended April 4, 2010 increased from the same period in fiscal year 2009 primarily due to increased federal taxes based upon higher U.S. income.  Due to our valuation allowance for U.S. deferred tax assets, the tax provision for the three months ended March 29, 2009 primarily reflected taxes on our income generating foreign jurisdictions, and withholding taxes on license and royalty income from certain foreign licensees.  The tax provision for the three months ended April 4, 2010 also includes U.S. taxes net of changes in the valuation allowance of the U.S. deferred tax assets.  As of April 4, 2010, due to recent net cumulative losses, a valuation allowance remains on certain U.S. deferred tax assets that are not more-likely-than-not to be realized.

Unrecognized tax benefits were $184.8 million and $179.8 million as of April 4, 2010 and January 3, 2010, respectively.  Unrecognized tax benefits that would impact the effective tax rate in the future are approximately $103.7 million at April 4, 2010.  Income tax expense in the first quarter of fiscal year 2010 included interest and penalties of $1.5 million.

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

Non-GAAP Financial Measures

Reconciliation of Net Income (Loss).

	Three months ended
	April 4, 2010	March 29, 2009
	(In thousands except per share amounts)
Net income (loss)	$234,691	$(207,995)
Share-based compensation	16,870	16,330
Amortization of acquisition-related intangible assets	3,424	3,424
Convertible debt interest	13,921	12,926
Income tax adjustments	(43,864)	66,852
Non-GAAP net income (loss)	$225,042	$(108,463)

Diluted net income (loss) per share:	$0.99	$(0.92)
Share-based compensation	0.07	0.07
Amortization of acquisition-related intangible assets	0.01	0.02
Convertible debt interest	0.06	0.06
Income tax adjustments	(0.18)	0.29
Non-GAAP diluted net income (loss) per share:	$0.95	$(0.48)

Shares used in computing diluted net income (loss) per share:
GAAP	236,884	226,529
Non-GAAP	236,245	226,529

We believe that providing this additional information is useful in enabling the investor to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business excluding these items.  We also use these non-GAAP measures to establish operational goals and for measuring performance for compensation purposes.  However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, and not as a replacement for, data presented in accordance with GAAP.

We believe that the presentation of non-GAAP measures, including net income (loss) and non-GAAP net income (loss) per diluted share, provides important supplemental information to management and investors about financial and business trends relating to our results of operations.  We believe that the use of these non-GAAP financial measures also provides consistency and comparability with our past financial reports.

We have historically used these non-GAAP measures when evaluating operating performance because we believe that the inclusion or exclusion of the items described below provides an additional measure of our core operating results and facilitates comparisons of our core operating performance against prior periods and our business model objectives.  We have chosen to provide this information to investors to enable them to perform additional analyses of past, present and future operating performance and as a supplemental means to evaluate our ongoing core operations.  Externally, we believe that these non-GAAP measures continue to be useful to investors in their assessment of our operating performance and their valuation of the company.

Internally, these non-GAAP measures are significant measures used by us for purposes of:
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

We exclude the following items from our non-GAAP measures:

Share-based Compensation Expense.  These expenses consist primarily of expenses for employee stock options, employee restricted stock units and the employee stock purchase plan.  Although share-based compensation is an important aspect of the compensation of our employees and executives, we exclude share-based compensation expenses from our non-GAAP measures primarily because they are non-cash expenses that we do not believe are reflective of ongoing operating results.  Further, we believe that it is useful to exclude share-based compensation expense for investors to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies.

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

Liquidity and Capital Resources.

Our cash flows were as follows:
	Three months ended
	April 4, 2010	March 29, 2009	Percent Change
	(In millions, except percentages)
Net cash provided by (used in) operating activities	$328.3	$(114.3)	387.3%
Net cash provided by (used in) investing activities	(349.5)	238.0	(246.9%)
Net cash provided by (used in) financing activities	(54.9)	4.6	(1300.8%)
Effect of changes in foreign currency exchange rates on cash	(1.8)	(0.3)	(653.9%)
Net increase (decrease) in cash and cash equivalents	$(77.9)	$128.0	(160.8%)

Operating Activities.  Cash provided by operations was $328.3 million for the first three months of fiscal year 2010 as compared to cash used in operations of ($114.3) million for the first three months of fiscal year 2009.  The increase in cash provided by operations in the first three months of fiscal year 2010 compared to the first three months of fiscal year 2009 resulted primarily from net income of $234.7 million, which includes certain non-cash items, compared with a net loss of ($208.0) million, which includes certain non-cash charges, in the comparable period of the prior year.  Cash flow from accounts receivable decreased, as reflected by higher accounts receivable levels in fiscal year 2010 compared with the prior year, due to increased revenue in the first quarter of fiscal year 2010.  Cash flow from other assets decreased compared to the prior year primarily due to a tax refund received in the first quarter of fiscal year 2009.  Accounts payable trade and accounts payable from related parties decreased primarily due to the reduction of gross inventory and the timing of Flash Ventures payments as compared to the prior year, resulting in a decrease in cash provided.  Cashflow from other liabilities in the first quarter of fiscal year 2010 increased as compared to the prior year as a result of increased deferred revenue primarily from licensee payments received in advance of revenue recognition.

Investing Activities.  Cash used for investing activities for the first quarter of fiscal year 2010 was ($349.4) million as compared to cash provided by investing activities of $238.0 million in the first quarter of fiscal year 2009.  The higher usage of cash in investing activities was primarily related to increased purchases of short and long-term marketable securities and lower proceeds from sale and maturities of short and long-term marketable securities, offset by a reduction in the net loans made to Flash Ventures and a reduced investment in property and equipment.  In the first quarter of fiscal year 2010, we received proceeds of $17.8 million related to the sale of our SIM business net assets.  In the first quarter of fiscal year 2009, we loaned ($326.4) million to Flash Ventures for equipment purchases and received $277.1 million on the collection of outstanding notes receivable from Flash Ventures for the restructuring of a portion of our production capacity, for a net loan of ($49.3) million.

Financing Activities.  Net cash used in financing activities for the first quarter of fiscal year 2010 was ($54.9) million, as compared to net cash provided by financing activities of $4.6 million in the first quarter of fiscal year 2009, primarily due to the redemption of our $75 million convertible notes, offset by higher cash from employee stock programs.

Liquid Assets.  At April 4, 2010, we had cash, cash equivalents and short-term marketable securities of $1.94 billion.  We had $1.35 billion of long-term marketable securities which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining contractual maturity of the investment being greater than one year.

Short-Term Liquidity.  As of April 4, 2010, our working capital balance was $2.10 billion.  We expect cash usage related to our loans to Flash Ventures as well as our investments in property and equipment in the remaining nine months of fiscal year 2010 to be approximately $300 million to $400 million.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements.  The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from Standard & Poors, or S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of April 4, 2010, Flash Ventures was in compliance with all of its master lease covenants.  As of April 4, 2010, our R&I credit rating was BBB-, two notches above the required minimum corporate rating threshold from R&I and our S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P; however, as of May 10, 2010, our S&P credit rating was raised to BB-, which is the required minimum corporate rating threshold from S&P.

If both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $930.7 million outstanding lease obligations covered by our guarantee under such Flash Ventures master lease agreements, based upon the exchange rate at April 4, 2010, which would negatively impact our short-term liquidity.

Long-Term Requirements.  Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business in the future.  We expect to participate with Toshiba in their next new wafer fabrication facility in Yokkaichi, Japan; however, the extent and timing of our participation has not yet been determined.  We may also make equity investments in other companies or engage in merger or acquisition transactions.  These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts could prevent us from funding Flash Ventures or new fabrication facilities; increasing our wafer supply; developing or enhancing our products; taking advantage of future opportunities; engaging in investments in or acquisitions of companies; growing our business or responding to competitive pressures or unanticipated industry changes; any of which could harm our business.

Financing Arrangements.  At April 4, 2010, we had outstanding $1.15 billion aggregate principal amount of 1% Senior Convertible Notes due 2013, or 1% Notes due 2013.

Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share.  As of April 4, 2010, the warrants had an expected life of approximately 3.4 years and expire in August 2013.  At expiration, we may, at our option, elect to settle the warrants on a net share basis.  As of April 4, 2010, the warrants had not been exercised and remain outstanding.  In addition, concurrent with the issuance of the 1% Notes due 2013, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes due 2013.  As of April 4, 2010, we had not purchased any shares under this convertible bond hedge agreement.

Flash Partners and Flash Alliance Ventures with Toshiba.  We are a 49.9% owner in both Flash Partners and Flash Alliance, our business ventures with Toshiba to develop and manufacture NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures.  This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba.  Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup.  We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply or pay for 50% of the fixed costs of Flash Ventures.  We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers.  See Note 12, “Related Parties and Strategic Investments,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of product revenues.  Flash Ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we do not have a controlling financial interest in each venture.  Accordingly, we account for our investments under the equity method and do not consolidate.

We participate in other common research and development activities with Toshiba but are not committed to any minimum funding level.

For semiconductor fixed assets that are leased by Flash Ventures, we and/or Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under master lease agreements entered into from December 2004 through June 2008.  These master lease obligations are denominated in Japanese yen and are noncancelable.  Our total master lease obligation guarantee as of April 4, 2010 was 88.0 billion Japanese yen, or approximately $930.7 million based upon the exchange rate at April 4, 2010.

On April 26, 2010, Flash Partners refinanced one of its maturing equipment leases totaling 8.65 billion Japanese yen, or approximately $91 million based upon the exchange rate at April 4, 2010.  We and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the refinanced lease agreement.  This refinanced equipment lease, due in fiscal year 2014, is to be paid by Flash Partners in quarterly installments, with interest based on the 3-month Euro-Yen Tokyo InterBank Offer Rate (“TIBOR”).

In our fiscal year 2009, we and Toshiba restructured Flash Ventures by selling more than 20% of Flash Ventures’ capacity to Toshiba.  The restructuring resulted in us receiving value of 79.3 billion Japanese yen of which 26.1 billion Japanese yen, or $277 million, was received in cash, reducing outstanding notes receivable from Flash Ventures and 53.2 billion Japanese yen of value reflected the transfer of off-balance sheet equipment lease guarantee obligations from us to Toshiba.  The restructuring was completed in a series of closings beginning in January 2009 extended through March 31, 2009.  In the first quarter of fiscal year 2009, transaction costs of $10.9 million related to the sale and transfer of equipment and lease obligations were expensed.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for the Flash Ventures in order to convert to new process technologies or add wafer capacity.  Flash Partners has previously reached full wafer capacity.  Flash Alliance’s production output ramped in 2008 to more than 50% of its estimated full wafer capacity.  During the remainder of fiscal year 2010, we expect our portion of capital investments in Flash Ventures for new process technologies and additional wafer capacity to be between $600 million to $800 million, which we expect will be funded through additional loans to Flash Ventures, working capital contributions from Flash Ventures and equipment operating leases that will be guaranteed by us and Toshiba.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at April 4, 2010, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 11, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.  Our most significant foreign currency exposure is to the Japanese yen in which we purchase the vast majority of our NAND flash wafers.  In addition, we also have significant costs denominated in the Chinese renminbi and the Israeli new shekel, and we have revenue denominated in the European euro and the British pound.  We do not enter into derivatives for speculative or trading purposes.  We use foreign currency forward and cross currency swap contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar.  We use foreign currency forward contracts and options to partially hedge our future Japanese yen costs for NAND flash wafers.  Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized.  These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.  See Note 3, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

There were no significant changes to our critical accounting policies during the fiscal quarter ended April 4, 2010.  For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed on February 25, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  As of April 4, 2010, a hypothetical 50 basis point increase in interest rates would result in an approximate $14.7 million decline (less than 0.68%) of the fair value of our available-for-sale debt securities.

Foreign Currency Risk.  The majority of our revenues are transacted in the U.S. dollar, with some revenues transacted in the European euro, the British pound, and the Japanese yen.  Our flash memory costs, which represent the largest portion of our cost of product revenues, are denominated in the Japanese yen.  We also have some cost of product revenues denominated in Chinese renminbi.  The majority of our operating expenses are denominated in the U.S. dollar; however, we have expenses denominated in the Israeli new shekel and numerous other currencies.  On the balance sheet, we have numerous foreign currency denominated monetary assets and liabilities, with the largest monetary exposure being our notes receivable from Flash Ventures, which are denominated in Japanese yen.

We enter into foreign currency forward and cross currency swap contracts to hedge the gains or losses generated by the remeasurement of our significant foreign currency denominated monetary assets and liabilities.  The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense) to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded in other income (expense).

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

At April 4, 2010, we had foreign currency forward contracts and cross currency swap contracts in place that amounted to a net sale in U.S. dollar equivalent of approximately $242 million in foreign currencies to hedge our foreign currency denominated monetary net asset position.  The maturities of these contracts were 27 months or less.

At April 4, 2010, we had foreign currency forward and option contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $321.4 million to partially hedge our expected future wafer purchases in Japanese yen. The maturities of these contracts were 9 months or less.

The notional amount and unrealized gain or loss of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of April 4, 2010 is shown in the table below (in thousands).  In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.  These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of April 4, 2010	Change in Fair Value Due to 10% Adverse Rate Movement
Balance sheet hedges
Cross currency swap contracts entered	$(403,277)	$(9,385)	$(41,897)
Forward contracts sold	(70,983)	783	(7,333)
Forward contracts purchased	231,944	(3,130)	25,676
Total net outstanding contracts	$(242,316)	$(11,732)	$(23,554)

The notional amount and fair value of our outstanding forward and option contracts that are designated as cash flow hedges as of April 4, 2010 is shown in the table below (in thousands).  In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Fair Value as of April 4, 2010	Change in Fair Value Due to 10% Adverse Rate Movement
Cash flow hedges
Forward contracts purchased	$59,220	$(2,257)	$(5,347)
Option contracts purchased	262,186	(3,056)	(19,599)
Total cash flow hedge contracts purchased	$321,406	$(5,313)	$(24,946)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we do hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk.  We also hold available-for-sale equity securities in semiconductor wafer manufacturing companies.  As of April 4, 2010, a reduction in price of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $2.2 million.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at April 4, 2010.  Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of April 4, 2010.  Based on their evaluation as of April 4, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended April 4, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 13, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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
  inability to maintain or grow sales through our new channels to which we are selling non-branded products, wafers and components or potential loss of branded product sales as a result;
  insufficient non-memory materials or capacity from our suppliers and contract manufacturers to meet demand or increases in the cost of non-memory materials or capacity;
  price increases, which could result in lower unit and gigabyte demand, potentially leading to reduced revenues and/or excess inventory;
  less than anticipated demand, including general economic weakness in our markets;
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
  inability to develop or unexpected difficulties or delays in developing, manufacturing with acceptable yields, or ramping, new technologies such as 32-nanometer or next generation process technology, 3-bits per cell NAND memory architecture, 3-Dimensional, or 3D, Read/Write, or other advanced, alternative technologies;
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

We require an adequate level of product gross margins to continue to invest in our business.  While product gross margins improved in fiscal year 2009 and the first quarter of fiscal 2010, our ability to sustain sufficient product gross margin and profitability on a quarterly or annual basis in the future depends in part on industry and our supply/demand balance, our ability to reduce cost per gigabyte at an equal or higher rate than price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers, and our ability to manage expenses.  For example, we experienced negative product gross margins for fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write downs.  If we fail to maintain adequate product gross margins and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers, or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer.  Our ten largest customers or licensees represented approximately 44% of our total revenues in both the three months ended April 4, 2010 and March 29, 2009.  All customers were individually less than 10% of our total revenues in the three months ended April 4, 2010 and March 29, 2009, respectively. The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and we expect fluctuations to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period.  If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer.  Our non-compliance with the contractual terms of significant customer contracts may harm the business covered under these contracts and our financial results.  Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and patents expire or if licensees fail to perform on a portion or all of their contractual obligations.  Our sales are generally made from standard purchase orders rather than long-term contracts.  Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty.

Our revenues depend in part on the success of products sold by our OEM customers.  A significant portion of our sales are to OEMs.  Most of our OEM customers bundle or embed our flash memory products with their products, such as mobile phones, global positioning system, or GPS, devices and computers.  We also sell wafers and components to some of our OEM customers, as well as non-branded products which are re-branded and distributed by certain OEM customers.  Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, introduce, market and sell their products successfully in their markets.  Should our OEM customers be unsuccessful in selling their current or future products that include our products, or should they decide to not use our products, our results of operations and financial condition could be harmed.  In 2009, we added OEMs to whom we are selling non-branded products, wafers and components.  The sales to these OEMs could be more variable than the sales to our historical customer base, and these OEMs may be more inclined to switch to an alternative supplier based on short-term price fluctuations.  Sales to these OEMs could also cause a decline in our branded product sales.  In addition, we are selling certain customized products and if the intended customer does not purchase these products as scheduled, we may incur excess inventory or rework costs.

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection, any of which would negatively impact our business, financial condition and results of operations.  A significant portion of our sales are made through retailers, either directly or through distributors.  Sales through these channels typically include rights to return unsold inventory and protection against price declines, as well as participation in various cooperative marketing programs.  As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors.  Price protection against declines in our selling prices has the effect of reducing our deferred revenues, and eventually our revenues.  If our retailers and distributors are not successful, due to weak consumer retail demand caused by an economic downturn, decline in consumer confidence, or other factors, we could continue to experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and results of operations.  Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors, and therefore, must rely on them to effectively sell our products over those of our competitors.  Certain of our retail and distributor partners are experiencing financial difficulty and prolonged negative economic conditions could cause liquidity issues for our retail and distributor customers and channels.  For example, two of our North American retail customers, Circuit City Stores, Inc. and Ritz Camera Centers, Inc., filed for bankruptcy protection in 2008 and 2009, respectively.  Negative changes in customer credit worthiness; the ability of our customers to access credit; or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances.  In addition, we have certain retail customers to which we provide inventory on a consigned basis, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory charges.

Price increases could reduce our overall product revenues and harm our financial position.  In the first half of fiscal year 2009, we increased prices in order to improve profitability.  Price increases can result in reduced growth in gigabyte demand or even an absolute reduction in gigabyte demand.  For example, in the second quarter of fiscal year 2009, our average selling price per gigabyte increased 12% and our gigabytes sold decreased 7%, both on a sequential basis.  If we continue to raise prices in order to improve our profit margins, our product revenues may be harmed and we may have excess inventory.

The future growth of our business depends on the development and performance of new markets and products for NAND-based flash memory.  Our future growth is dependent on development of new markets, new applications and new products for NAND-based flash memory.  Historically, the digital camera market provided the majority of our revenues, but it is now a more mature market, and the mobile handset market has emerged as the largest segment of our revenues.  Other markets for flash memory include digital audio and video players, universal serial bus, or USB, drives and SSDs.  We cannot assure you that the use of flash memory in mobile handsets or other existing markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow.  Our revenue and future growth is also significantly dependent on international markets, and we may face difficulties entering or maintaining sales in some international markets.  Some international markets are subject to a higher degree of commodity pricing or tariffs and import taxes than in the U.S., subjecting us to increased risk of pricing and margin pressure.

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

We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand for our older products; and our competitors seek to develop new standards which could reduce demand for our products.  We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features.  Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful.  The success of new product introductions is dependent on a number of factors, including market acceptance, our ability to manage risks associated with new products and production ramp issues.  New applications, such as flash-based SSDs that are designed to replace hard disk drives in devices such as notebook and desktop computers, can take several years to develop.  We cannot guarantee that manufacturers will adopt SSDs or that this market will grow as we anticipate.  For the SSD market to become sizeable, the cost of flash memory must decline significantly from current levels so that the price point for the end consumer is compelling.  This requires the use of multi-level cell, or MLC, technology in our SSDs.  There can be no assurance that our MLC-based SSDs will be able to meet the specifications required to gain customer qualification and acceptance.  Other new products, such as slotMusic™, slotRadio™ and our pre-loaded flash memory cards, may not gain market acceptance, and we may not be successful in penetrating the new markets that we target.  Sony Corporation’s, or Sony’s, decision to transition its future devices from the Memory Stick® format to the SD™ format could negatively impact our market share or margins since there are a greater number of competitors selling SD products.

New applications may require significant up-front investment with no assurance of long-term commercial success or profitability.  As we introduce new standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all.

Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products.  For example, certain handset manufacturers and flash memory chip producers are currently advocating and developing a new standard, referred to as Universal Flash Storage, or UFS, for flash memory cards used in mobile phones.  Intel Corporation, or Intel, and Micron Technology, Inc., or Micron, have also developed a new specification for a NAND flash interface, called Open NAND Flash Interface, or ONFI, which would be used primarily in computing devices.  Broad acceptance of new standards and products may reduce demand for some of our products.  If this decreased demand is not offset by increased demand for new form factors or products that we offer, our results of operations would be harmed.

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

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory obsolete, and we may not have access to those new technologies on a cost-effective basis, or at all, which could harm our results of operations and financial condition.  The pace at which NAND technology is transitioning to new generations is expected to slow due to inherent physical technology limitations.  We currently expect to be able to continue to scale our NAND technology through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture.  We also continue to invest in future alternative technologies, particularly our 3D Read/Write technology, which we believe may be a viable alternative to NAND when NAND can no longer scale at a sufficient rate or at all.  However, even when NAND flash can no longer be further scaled, we expect NAND and potential alternative technologies to coexist for an extended period of time.  There can be no assurance that we will be successful in developing this or other technologies, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies.

Others are developing alternative non-volatile technologies such as ReRAM, Memristor, vertical or stacked NAND, charge-trap flash, and other technologies.  Successful broad-based commercialization of one or more of these technologies could reduce the future revenue and profitability of NAND flash technology and could supplant the alternative 3D Read/Write technology that we are developing.  In addition, we generate license and royalty revenues from NAND technology and we own intellectual property for 3D Read/Write technology, and if NAND is replaced by a technology other than 3D Read/Write, our ability to generate license and royalty revenues would be reduced.

Alternative storage solutions such as cloud storage, enabled by high bandwidth wireless or internet-based storage, could reduce the need for physical flash storage within electronic devices.  These alternative technologies could negatively impact the overall market for flash-based products, which could seriously harm our results of operations.

We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer.  Our competitors include many large companies that may have greater advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources and more diversified businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost.  Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs.  Such practices occurred in the DRAM industry during periods of excess supply and resulted in substantial losses in the DRAM industry.  Our primary semiconductor competitors include Hynix Semiconductor, Inc., or Hynix, Intel Corporation, or Intel, Micron Technology, Inc., or Micron, Samsung Electronics Co., Ltd., or Samsung, and Toshiba Corporation, or Toshiba.  These current and future competitors produce or could produce alternative flash or other memory technologies that compete against our NAND-based flash memory technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND.  Furthermore, the future rate of scaling of the NAND-based flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of flash memory technology in new applications.  If the scaling of NAND-based flash technology slows down or alternative technologies prove to be more economical, our business would be harmed, and our investments in captive fabrication facilities could be impaired.  Our cost reduction activities are dependent in part on the purchase of new specialized manufacturing equipment, and if this equipment is not generally available or is allocated to our competitors, our ability to reduce costs could be limited.

We also compete with flash memory card manufacturers and resellers.  These companies purchase or have a captive supply of flash memory components and assemble memory cards.  Our primary competitors currently include, among others, A-DATA Technology Co., Ltd., or A-DATA, Buffalo, Inc., Chips and More GmbH, Dane-Elec Memory, Eastman Kodak Company, Elecom Co., Ltd., FUJIFILM Corporation, Gemalto N.V., Hagiwara Sys-Com Co., Ltd., Hama GmbH & Co. KG, Hynix, Imation Corporation, or Imation, and its division Memorex Products, Inc., or Memorex, I-O Data Device, Inc., Kingmax Digital, Inc., Kingston Technology Company, Inc., or Kingston, Lexar Media, Inc., or Lexar, a subsidiary of Micron, Netac Technology Co., Ltd., Panasonic Corporation, PNY Technologies, Inc., or PNY, Power Quotient International Co., Ltd, RITEK Corporation, Samsung, Sony, STMicroelectronics N.V., Toshiba, Transcend Information, Inc., or Transcend, and Verbatim Americas LLC, or Verbatim.

Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do.  The success of our competitors may adversely affect our future revenues or margins and may result in the loss of our key customers.  For example, Toshiba and other manufacturers have increased their market share of flash memory cards for mobile phones, including the microSD™ card, which have been a significant driver of our growth.  In the digital audio market, we face competition from well established companies such as Apple Inc., ARCHOS Technology, Coby Electronics Corporation, Creative Technology Ltd., Koninklijke Philips Electronics N.V., Microsoft Corporation, or Microsoft, Samsung and Sony.  In the USB flash drive market, we face competition from a large number of competitors, including Hynix, Imation, Kingston, Lexar, Memorex, PNY, Sony and Verbatim.  In the market for SSDs, we face competition from large NAND flash producers such as Intel, Samsung and Toshiba, as well as from hard drive manufacturers, such as Seagate Technology LLC, Samsung, Western Digital Corporation, and others, who have established relationships with computer manufacturers.  We also face competition from third-party solid-state drive solutions providers such as A-DATA, Kingston, Phison Electronics Corporation, STEC, Inc. and Transcend.

We sell flash memory in the form of white label cards, wafers or components to certain companies who sell flash products that may ultimately compete with SanDisk branded products in the retail or OEM channels.  This could harm the SanDisk branded market share and reduce our sales and profits.

Furthermore, many companies are pursuing new or alternative technologies or alternative forms of NAND, such as phase-change and charge-trap flash technologies which may compete with NAND-based flash memory.  New or alternative technologies, if successfully developed by our competitors, and we are unable to scale our technology on an equivalent basis, could provide an advantage to these competitors.

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

Our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals or if licensees fail to perform on a portion or all of their contractual obligations.  If our existing licensees do not renew their licenses upon expiration and we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed.  For example, in the first quarter of fiscal year 2010, our license and royalty revenues decreased sequentially primarily due to a new license agreement with an existing licensee, effective in the third quarter of fiscal 2009, which reflects a lower effective royalty rate as compared to the previous license agreement.  To the extent that we are unable to renew license agreements under similar terms or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees.  If our licensees fail to perform on a portion or all of their contractual obligations, we may incur costs to enforce the terms of our licenses and there can be no assurance that our enforcement and collection efforts will be effective.  In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

Under certain conditions, a portion or the entire outstanding lease obligations related to Flash Ventures’ master equipment lease agreements could be accelerated, which would harm our business, results of operations, cash flows, and liquidity.  Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of either BB- from Standard & Poors, or S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of April 4, 2010, Flash Ventures were in compliance with all of their master lease covenants.  As of April 4, 2010, our R&I credit rating was BBB-, two notches above the required minimum corporate rating threshold from R&I and our S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P; however, as of May 10, 2010, our S&P credit rating was raised to BB-, which is the required minimum corporate rating threshold from S&P.

If both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration.  If an event of default occurs and if we failed to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to $930.7 million, based upon the exchange rate at April 4, 2010, covered by our guarantee under the Flash Ventures master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may or may not be available.

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

We expect to participate with Toshiba in their next new wafer fabrication facility in Yokkaichi, Japan; however, the extent and timing of our participation has not been determined.  Furthermore, there can be no assurance that an agreement will be reached with terms favorable to us, if at all.  If we are unable to obtain additional captive wafer memory, we may be required to purchase more non-captive memory, which typically costs more than captive flash memory and may be of less consistent quality, thus harming our results of operations and profitability.

Currently, our controller wafers are manufactured by third party foundries.  Any disruption in the manufacturing operations of our controller wafer vendors would result in delivery delays, adversely affect our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take several quarters to complete.  In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources.  If our silicon vendors are unable to satisfy our requirements on competitive terms or at all, we may lose potential sales and market share, and our business, financial condition and operating results may suffer.  Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.

If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment.  Semiconductor manufacturing yields and product reliability are a function of both design and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human error.  Yield problems may not be identified during the production process or improved until an actual product is manufactured and can be tested.  We have, from time-to-time, experienced yields that have adversely affected our business and results of operations.  On more than one occasion, we have experienced adverse yields when we have transitioned to new generations of products.  If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations.  For example, if the production ramp and/or yield of 32-nanometer 2-bits per cell and 3-bits per cell NAND technology wafers does not increase as expected, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and results of operations will be harmed.

We depend on our captive assembly and test manufacturing facility in China and our business could be harmed if this facility does not perform as planned.  Our reliance on our captive assembly and test manufacturing facility near Shanghai, China has increased significantly and we now utilize this factory to satisfy a significant portion of our assembly and test requirements, to produce products with leading-edge technologies such as multi-stack die packages and to provide order fulfillment to certain locations.  Any delays or interruptions in the production ramp or ability to ship product, or issues with manufacturing yields at our captive facility could harm our results of operations and financial condition.

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

Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation.  Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products have a warranty ranging up to ten years.  Generally, our OEM customers have more stringent requirements than other customers and increases in OEM product revenue could require additional cost to test products or increase service costs and warranty claims.  Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources.  In addition, the substantial majority of our flash memory is supplied by Flash Ventures, and if the wafers contain errors or defects, our overall supply could be adversely affected.  These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, indemnification of our customer’s product recall costs, warranty claims and litigation.  We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and result in an adverse effect on our results of operations and financial condition.

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

We rely on our suppliers and contract manufacturers, some of which are the sole source of supply for our non-memory components, and capacity limitations or the absence of a back-up supplier exposes our supply chain to unanticipated disruptions or potential additional costs.  We do not have long-term supply agreements with most of these vendors.  From time-to-time, certain materials may become difficult or more expensive to obtain which could impact our ability to meet demand and could harm our profitability.  Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply in a timely manner, or at all.

Our global operations and operations at Flash Ventures and third-party subcontractors are subject to risks for which we may not be adequately insured.  Our global operations are subject to many risks including errors and omissions, infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, supply chain interruptions, third-party liabilities and fires or natural disasters.  No assurance can be given that we will not incur losses beyond the limits of, or outside the scope of, coverage of our insurance policies.  From time-to-time, various types of insurance have not been available on commercially acceptable terms or, in some cases, at all.  We cannot assure you that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially.  We maintain limited insurance coverage and in some cases no coverage for natural disasters and sudden and accidental environmental damages as these types of insurance are sometimes not available or available only at a prohibitive cost.  For example, our test and assembly facility in Shanghai, China, on which we have significant dependence, may not be adequately insured against all potential losses.  Accordingly, we may be subject to an uninsured or under-insured loss in such situations.  We depend upon Toshiba to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures.  If Toshiba fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants.  In addition, we insure against property loss and business interruption resulting from the risks incurred at our third-party subcontractors; however, we have limited control as to how those sub-contractors run their operations and manage their risks, and as a result, we may not be adequately insured.

We are exposed to foreign currency exchange rate fluctuations that could negatively impact our business, results of operations and financial condition.  A significant portion of our business is conducted in currencies other than the U.S. dollar, which exposes us to adverse changes in foreign currency exchange rates.  These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.  Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen.  For example, in 2009, the Japanese yen significantly appreciated relative to the U.S. dollar and this increased our cost of NAND flash wafers, negatively impacting our gross margins and results of operations.  In addition, our investments in Flash Ventures are denominated in Japanese yen and adverse changes in the exchange rate could increase the cost to us of future funding or increase our exposure to asset impairments.  We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia.  Additionally, we have exposures to emerging market currencies, which can be extremely volatile.  An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened U.S. dollar could increase local operating expenses and the cost of raw materials to the extent purchased in foreign currencies.  We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

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

Because of our international business and operations, we must comply with numerous international laws and regulations, and we are vulnerable to political instability and other risks related to international operations.  Currently, a large portion of our revenues are derived from our international operations, and all of our products are produced overseas in China, Japan and Taiwan.  We are, therefore, affected by the political, economic, labor, environmental, public health and military conditions in these countries.

For example, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of intellectual property rights.  This results, among other things, in the prevalence of counterfeit goods in China.  The enforcement of existing and future laws and contracts remains uncertain, and the implementation and interpretation of such laws may be inconsistent.  Such inconsistency could lead to piracy and degradation of our intellectual property protection.  Although we engage in efforts to prevent counterfeit products from entering the market, those efforts may not be successful.  Our results of operations and financial condition could be harmed by the sale of counterfeit products.  In addition, customs regulations in China are complex and subject to frequent changes, and in the event of a customs compliance issue, our ability to import and export from our factory in Shanghai could be adversely affected, which could harm our results of operations and financial condition.

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

Our success depends on our key personnel, including our executive officers, the loss of whom could disrupt our business.  Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel, including Dr. Eli Harari, our founder, chairman and chief executive officer.  We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time.  Our success will also depend on our ability to recruit additional highly skilled personnel.  Historically, a significant portion of our employee compensation has been dependent on equity compensation, which is directly tied to our stock price.  Our employees continue to hold a number of equity incentive awards that are underwater, and as a result, a significant portion of our equity compensation has little or no retention value.  In 2009 and 2010, we instituted forced shutdown days and reduced certain employee benefits to reduce costs.  These actions or any further reduction in compensation may make it more difficult for us to hire or retain key personnel.

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

Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could negatively impact our operations.  Our operations, including those of our suppliers and subcontractors, are concentrated in Milpitas, California; Raleigh, North Carolina; Brno, Czech Republic; Astugi and Yokkaichi, Japan; Hsinchu and Taichung, Taiwan; and Dongguan, Futian, Shanghai and Shenzen, China.  In the past, these areas have been affected by natural disasters such as earthquakes, tsunamis, floods and typhoons, and some areas have been affected by epidemics, such as avian flu or H1N1 flu.  If a natural disaster or epidemic were to occur in one or more of these areas, we could incur a significant work or production stoppage.  The impact of these potential events is magnified by the fact that we do not have insurance for most natural disasters, including earthquakes.  The impact of a natural disaster could harm our business and results of operations.

Disruptions in global transportation could impair our ability to deliver or receive product on a timely basis or at all, causing harm to our financial results.  Our raw materials, work-in-process and finished product are primarily distributed via air.  If there are significant disruptions in air travel, we may not be able to deliver our product or receive materials to continue to manufacture.  For example, the volcanic eruption in Iceland in April 2010, halted air traffic for several days over Europe and disrupted other travel routes that pass through Europe, which resulted in delayed delivery of our products to certain European countries.  In addition, a natural disaster that affects air travel in Asia could disrupt our ability to receive raw materials to, or ship finished product from, our Shanghai facility or our Asia-based contract manufacturers.  As a result, our business and results of operations may be harmed.

We rely on information systems to run our business and any prolonged down time could materially impact our business operations and/or financial results.  We rely on an enterprise resource planning system, as well as multiple other systems, databases, and data centers to operate and manage our business.  Any information system problems, programming errors or unanticipated system or data center interruptions could impact our continued ability to successfully operate our business and could harm our financial results or our ability to accurately report our financial results on a timely basis.

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

Our debt obligation may adversely affect us. Our indebtedness could have significant negative consequences.  For example, it could:
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
We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Senior Convertible Notes due 2013.  We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest.  In addition, we may enter into future agreements to increase manufacturing capacity, including the expansion of Fab 4.  As of April 4, 2010, we had guarantee obligations for Flash Ventures’ master lease agreements of approximately $930.7 million.  In addition, we have significant commitments for the future fixed costs of Flash Ventures.  Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

The settlement of the 1% Senior Convertible Notes due 2013 may have adverse consequences.  The 1% Senior Convertible Notes due 2013, or 1% Notes due 2013, are subject to net share settlement, which means that we will satisfy our conversion obligation to holders by paying a combination of cash and shares of our common stock in settlement thereof, in an amount of cash equal to the principal amount of the 1% Notes due 2013 plus an amount of shares of our common stock, if any, equal to the excess of the daily conversion values over the cash amount of the 1% Notes due 2013 being converted.

Our failure to convert the 1% Notes due 2013 into cash or a combination of cash and common stock upon exercise of a holder’s conversion right in accordance with the provisions of the indenture would constitute a default under the indenture.  We may not have the financial resources or be able to arrange for financing to pay such principal amount in connection with the surrender of the 1% Notes due 2013.  While we do not have other agreements that would restrict our ability to pay the principal amount of any convertible notes in cash, we may enter into such an agreement in the future, which may limit or prohibit our ability to make any such payment.  In addition, a default under the indenture could lead to a default under existing and future agreements governing our indebtedness.  If, due to a default, the repayment of related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and amounts owing in respect of the conversion, maturity, or put of any convertible notes.

The convertible note hedge transactions and the warrant option transactions may affect the value of the notes and our common stock.  We have entered into convertible note hedge transactions with Morgan Stanley & Co. International Limited and Goldman, Sachs & Co., or the dealers.  These transactions are expected to reduce the potential dilution upon conversion of the 1% Notes due 2013.  We used approximately $67.3 million of the net proceeds of funds received from the 1% Notes due 2013 to pay the net cost of the convertible note hedge in excess of the warrant transactions.  These transactions were accounted for as an adjustment to our stockholders’ equity.  In connection with hedging these transactions, the dealers or their affiliates:
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

The effect of any of these transactions on the market price of our common stock or the 1% Notes due 2013 will depend in part on market conditions and cannot be ascertained at this time.  However, any of these activities could adversely affect the value of our common stock and the value of the 1% Notes due 2013, and consequently affect the amount of cash and the number of shares of common stock the holders will receive upon the conversion of the notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated: May 12, 2010	By: /s/ Judy Bruner
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