Form 10-Q
period 2010-07-04
SANDISK CORP
filed 2010-08-12
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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
Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Number of shares outstanding of the issuer’s common stock $0.001 par value, as of July 4, 2010: 233,071,767.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 4, 2010	January 3, 2010
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,237,011	$1,100,364
Short-term marketable securities	1,190,562	819,002
Accounts receivable from product revenues, net	345,264	234,407
Inventory	493,871	596,493
Deferred taxes	95,314	66,869
Other current assets	95,444	97,639
Total current assets	3,457,466	2,914,774
Long-term marketable securities	1,290,038	1,097,095
Property and equipment, net	258,837	300,997
Notes receivable and investments in the flash ventures with Toshiba	1,589,084	1,507,550
Deferred taxes	52,049	21,210
Intangible assets, net	47,331	58,076
Other non-current assets	45,575	102,017
Total assets	$6,740,380	$6,001,719

LIABILITIES
Current liabilities
Accounts payable trade	$115,177	$134,427
Accounts payable to related parties	197,044	182,091
Convertible short-term debt	—	75,000
Other current accrued liabilities	304,554	234,079
Deferred income on shipments to distributors and retailers and deferred revenue	270,245	245,513
Total current liabilities	887,020	871,110
Convertible long-term debt	963,438	934,722
Non-current liabilities	321,071	287,478
Total liabilities	2,171,529	2,093,310

Commitments and contingencies (see Note 11)

EQUITY
Stockholders’ equity
Preferred stock	—	—
Common stock	233	229
Capital in excess of par value	4,394,832	4,268,845
Retained earnings (accumulated deficit)	5,096	(487,489)
Accumulated other comprehensive income	171,649	128,713
Total stockholders’ equity	4,571,810	3,910,298
Non-controlling interests	(2,959)	(1,889)
Total equity	4,568,851	3,908,409
Total liabilities and equity	$6,740,380	$6,001,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands, except per share amounts)
Revenues
Product	$1,091,315	$610,432	$2,084,510	$1,198,531
License and royalty	87,753	120,141	181,221	191,513
Total revenues	1,179,068	730,573	2,265,731	1,390,044
Cost of product revenues	629,554	478,444	1,212,907	1,135,922
Amortization of acquisition-related intangible assets	3,132	3,132	6,264	6,264
Total cost of product revenues	632,686	481,576	1,219,171	1,142,186
Gross profit	546,382	248,997	1,046,560	247,858
Operating expenses
Research and development	99,799	91,219	198,452	178,155
Sales and marketing	52,094	50,409	100,595	88,287
General and administrative	35,399	38,636	74,123	76,961
Amortization of acquisition-related intangible assets	291	291	583	583
Restructuring and other	−	−	−	765
Total operating expenses	187,583	180,555	373,753	344,751
Operating income (loss)	358,799	68,442	672,807	(96,893)
Interest income	12,219	14,080	24,619	33,448
Interest (expense) and other income (expense), net	(12,243)	(9,364)	(15,657)	(47,425)
Total other income (expense)	(24)	4,716	8,962	(13,977)
Income (loss) before provision for income taxes	358,775	73,158	681,769	(110,870)
Provision for income taxes	100,881	20,651	189,184	44,618
Net income (loss)	$257,894	$52,507	$492,585	$(155,488)

Net income (loss) per share:
Basic	$1.11	$0.23	$2.14	$(0.69)
Diluted	$1.08	$0.23	$2.07	$(0.69)
Shares used in computing net income (loss) per share:
Basic	231,673	226,976	230,487	226,753
Diluted	239,801	231,066	238,566	226,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	July 4, 2010	June 28, 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$492,585	$(155,488)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	(78,909)	2,303
Depreciation	69,105	76,652
Amortization	40,588	37,110
Provision for doubtful accounts	(2,599)	(779)
Share-based compensation expense	31,847	38,684
Excess tax benefit from share-based compensation	(13,728)	−
Impairments, restructuring and other	(16,238)	7,133
Other non-operating	18,939	(967)
Changes in operating assets and liabilities:
Accounts receivable from product revenues	(109,935)	(27,960)
Inventory	100,230	61,548
Other assets	23,577	270,808
Accounts payable trade	(19,072)	(124,686)
Accounts payable to related parties	14,953	(123,263)
Other liabilities	162,002	(199,643)
Total adjustments	220,760	16,940
Net cash provided by (used in) operating activities	713,345	(138,548)

Cash flows from investing activities:
Purchases of short and long-term marketable securities	(1,442,959)	(536,109)
Proceeds from sales of short and long-term marketable securities	691,711	572,630
Proceeds from maturities of short and long-term marketable securities	169,015	87,640
Acquisition of property and equipment	(37,414)	(32,667)
Distribution from FlashVision Ltd.	122	12,713
Notes receivable issuance, Flash Partners Ltd. and Flash Alliance Ltd.	−	(377,923)
Notes receivable proceeds, Flash Partners Ltd. and Flash Alliance Ltd.	−	330,149
Proceeds from sale of assets	17,767	−
Purchased technology and other assets	(1,982)	(3,153)
Net cash provided by (used in) investing activities	(603,740)	53,280

Cash flows from financing activities:
Repayment of debt financing	(75,000)	−
Proceeds from employee stock programs	84,356	6,275
Excess tax benefit from share-based compensation	13,728	−
Net cash provided by financing activities	23,084	6,275
Effect of changes in foreign currency exchange rates on cash	3,958	1,459
Net increase (decrease) in cash and cash equivalents	136,647	(77,534)
Cash and cash equivalents at beginning of the period	1,100,364	962,061
Cash and cash equivalents at end of the period	$1,237,011	$884,527

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of July 4, 2010, the Condensed Consolidated Statements of Operations for the three and six months ended July 4, 2010 and June 28, 2009, and the Condensed Consolidated Statements of Cash Flows for the six months ended July 4, 2010 and June 28, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K filed on February 25, 2010.  Certain prior period amounts have been reclassified to conform to the current period presentation including certain cash flow line items within investing activities.  The results of operations for the three and six months ended July 4, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Presentation.  The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters consist of 13 weeks and generally end on the Sunday closest to March 31, June 30 and September 30, respectively.  The second quarters of fiscal years 2010 and 2009 ended on July 4, 2010 and June 28, 2009, respectively.  Fiscal year 2010 consists of 52 weeks and fiscal year 2009 consisted of 53 weeks, with the fourth quarter of fiscal year 2009 having 14 weeks, ending on January 3, 2010.  For accounting and disclosure purposes, an exchange rate at July 4, 2010 of 87.68 was used to convert Japanese yen to U.S. dollars.

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

Revenue Recognition.  On January 4, 2010, the Company early adopted prospectively new accounting guidance as issued by the Financial Accounting Standards Board (“FASB”) related to revenue recognition of multiple element arrangements and revenue arrangements that include software elements.  Multiple element arrangements and arrangements that include software have been immaterial to the Company’s revenue and operating results through July 4, 2010.  The Company allocates revenue to each element based on their relative selling price in accordance with the Company’s normal pricing and discounting practices for the specific product or maintenance when sold separately for all multiple element products.  In addition, the Company analyzes whether tangible products containing software and non-software components that function together should be excluded from industry-specific software revenue recognition guidance.  In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenues in periods after the initial adoption.

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

Instruments that are classified within Level 2 of the fair value hierarchy primarily include government agency securities, asset-backed securities, mortgage-backed securities, commercial paper, U.S. government-sponsored agency securities, corporate notes and bonds, and municipal obligations.  The Company’s Level 2 securities are primarily valued using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data.  The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities.  The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured at fair value on a recurring basis as of July 4, 2010 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$999,003	$999,003	$—	$—
Fixed income securities	2,438,481	149,428	2,289,053	—
Equity securities	74,440	74,440	—	—
Derivative assets	20,850	—	20,850	—
Other	4,830	—	4,830	—
Total financial assets	$3,537,604	$1,222,871	$2,314,733	$—

Derivative liabilities	$43,003	$—	$43,003	$—
Total financial liabilities	$43,003	$—	$43,003	$—

Financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2010 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$869,643	$869,643	$—	$—
Fixed income securities	1,831,360	61,129	1,770,231	—
Equity securities	85,542	85,542	—	—
Derivative assets	4,433	—	4,433	—
Other	3,395	—	3,395	—
Total financial assets	$2,794,373	$1,016,314	$1,778,059	$—

Derivative liabilities	$23,247	$—	$23,247	$—
Total financial liabilities	$23,247	$—	$23,247	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis as of July 4, 2010, were presented on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$1,031,324	$1,030,299	$1,025	$—
Short-term marketable securities	1,190,562	122,279	1,068,283	—
Long-term marketable securities	1,290,038	70,293	1,219,745	—
Other current assets and other non-current assets	25,680	—	25,680	—
Total assets	$3,537,604	$1,222,871	$2,314,733	$—

Other current accrued liabilities	$20,220	$—	$20,220	$—
Non-current liabilities	22,783	—	22,783	—
Total liabilities	$43,003	$—	$43,003	$—
_________________
(1)	Cash equivalents exclude cash of $205.7 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of July 4, 2010.

Assets and liabilities measured at fair value on a recurring basis as of January 3, 2010, were presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$871,173	$869,643	$1,530	$—
Short-term marketable securities	819,002	74,906	744,096	—
Long-term marketable securities	1,097,095	71,765	1,025,330	—
Other current assets and other non-current assets	7,103	—	7,103	—
Total assets	$2,794,373	$1,016,314	$1,778,059	$—

Other current accrued liabilities	$7,794	$—	$7,794	$—
Non-current liabilities	15,453	—	15,453	—
Total liabilities	$23,247	$—	$23,247	$—
_________________
(1)	Cash equivalents exclude cash of $229.2 million included in Cash and cash equivalents on the Consolidated Balance Sheets as of January 3, 2010.

As of July 4, 2010, the Company did not elect the fair value option for any financial assets and liabilities that were not required to be measured at fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Available-for-Sale Investments.  Available-for-sale investments as of July 4, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. Treasury and government agency securities	$156,265	$112	$(4)	$156,373
U.S. government-sponsored agency securities	43,985	120	—	44,105
Corporate notes and bonds	368,384	2,221	(318)	370,287
Asset-backed securities	13,929	89	—	14,018
Mortgage-backed securities	7,482	26	—	7,508
Municipal notes and bonds	1,830,780	15,755	(345)	1,846,190
	2,420,825	18,323	(667)	2,438,481
Equity investments	69,145	9,435	(4,140)	74,440
Total available-for-sale investments	$2,489,970	$27,758	$(4,807)	$2,512,921

Available-for-sale investments as of January 3, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. Treasury and government agency securities	$66,984	$90	$(6)	$67,068
U.S. government-sponsored agency securities	37,211	20	(298)	36,933
Corporate notes and bonds	251,510	1,103	(664)	251,949
Asset-backed securities	27,719	175	—	27,894
Mortgage-backed securities	4,986	20	—	5,006
Municipal notes and bonds	1,422,126	20,581	(197)	1,442,510
	1,810,536	21,989	(1,165)	1,831,360
Equity investments	70,011	15,531	—	85,542
Total available-for-sale investments	$1,880,547	$37,520	$(1,165)	$1,916,902

The fair value and gross unrealized losses on the available-for-sale securities that have been in an unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of July 4, 2010, are summarized in the following table (in thousands).  Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Market Value	Gross Unrealized Loss	Market Value	Gross Unrealized Loss
U.S. Treasury and government agency securities	$83,211	$(4)	$—	$—
Corporate notes and bonds	93,257	(318)	—	—
Municipal notes and bonds	177,243	(345)	—	—
Equity investments	64,024	(4,140)	—	—
Total	$417,735	$(4,807)	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gross unrealized loss related to publicly-traded equity investments were due to changes in market prices.  The Company has cash flow hedges designated to substantially mitigate risk from these equity investments as of July 4, 2010, as discussed in Note 3, “Derivatives and Hedging Activities.”  The gross unrealized loss related to U.S. Treasury and government agency securities and corporate and municipal notes and bonds was primarily due to changes in interest rates.  Gross unrealized loss on all available-for-sale fixed income securities at July 4, 2010 was considered temporary in nature.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.  For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is more likely than not the Company will be required to sell the investments before the recovery of its amortized cost.

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities (in thousands).

	Three months ended		Six months ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Gross realized gains	$8,718	$1,413	$11,707	$7,171
Gross realized (losses)	(296)	—	(302)	(560)

Fixed income securities by contractual maturity as of July 4, 2010 are shown below (in thousands).  Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Cost	Estimated Fair Value
Due in one year or less	$1,206,852	$1,212,468
Due after one year through five years	1,213,973	1,226,013
Total	$2,420,825	$2,438,481

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

	As of July 4, 2010		As of January 3, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
1% Notes due 2013	$963,438	$1,020,625	$934,722	$958,813

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Derivatives and Hedging Activities

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

The Company recognizes derivative instruments as either assets or liabilities on its balance sheets at fair value and provides qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  Changes in fair value (i.e., gains or losses) of the derivative instruments are recorded as cost of product revenues, other income (expense), or as accumulated other comprehensive income (“OCI”).  The Company does not offset or net the fair value amounts of derivative instruments and separately discloses the fair value amounts of the derivative instruments as either assets or liabilities.

Cash Flow Hedges.  The Company uses a combination of forward contracts and options designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen.  The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring.  Any gain or loss after a hedge is no longer designated because it is no longer probable of occurring or it is related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income or expense immediately, and was a net gain (loss) of ($33) thousand, ($61) thousand, $0.1 million and $1.1 million for the three and six months ended July 4, 2010 and June 28, 2009, respectively.  As of July 4, 2010, the Company had forward and option contracts in place that hedged future purchases of approximately 18.7 billion Japanese yen, or approximately $213 million based upon the exchange rate as of July 4, 2010, and the net unrealized gain on the effective portion of these cash flow hedges was $6.4 million.  The forward and option contracts cover a portion of the Company’s future Japanese yen purchases that are expected to occur during the remainder of fiscal year 2010.

The Company has an outstanding cash flow hedge designated to mitigate equity risk associated with certain available-for-sale investments in equity securities.  The gain or loss on the cash flow hedge is reported as a component of accumulated OCI and will be reclassified into other income (expense) in the same period that the equity securities are sold.  The securities had a fair value of $64.0 million and $71.8 million as of July 4, 2010 and January 3, 2010, respectively.  The cash flow hedge designated to mitigate equity risk of these securities had a fair value of $8.0 million and $0.7 million as of July 4, 2010 and January 3, 2010, respectively.

Other Derivatives.  Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities.  Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at July 4, 2010 with realized and unrealized gains and losses included in other income (expense).  As of July 4, 2010, the Company had foreign currency forward contracts hedging exposures in European euros, Japanese yen and British pounds.  Foreign currency forward contracts were outstanding to buy and (sell) U.S. dollar equivalent of approximately $332.1 million and ($70.1) million in foreign currencies, respectively, based upon each respective countries’ exchange rates at July 4, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has cross currency swap transactions with one counterparty to exchange Japanese yen for U.S. dollars for a combined notional amount of ($435.1) million which require the Company to maintain a minimum liquidity of $1.5 billion on, or prior to, June 30, 2010 and $1.0 billion after June 30, 2010.  Liquidity is defined as the sum of the Company’s cash and cash equivalents, and short and long-term marketable securities.  The Company was in compliance with the covenant as of July 4, 2010.  Should the Company fail to comply with this covenant, the Company may be required to settle the unrealized gain or loss on the foreign exchange contracts prior to the original maturity.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts.  Fair value of derivative contracts were as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Long-term Marketable Securities and Other Non-current Assets
	July 4, 2010	January 3, 2010	July 4, 2010	January 3, 2010
Designated Cash Flow Hedges
Foreign exchange contracts	$6,661	$—	$—	$—
Equity market risk contract	—	—	8,043	725
	6,661	—	8,043	725
Foreign exchange contracts not designated	5,548	3,708	598	—
Total derivatives	$12,209	$3,708	$8,641	$725

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	July 4, 2010	January 3, 2010	July 4, 2010	January 3, 2010
Designated foreign exchange contracts	$178	$—	$—	$—
Foreign exchange contracts not designated	20,042	7,794	22,783	15,453
Total derivatives	$20,220	$7,794	$22,783	$15,453

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges.  The impact of the effective portion of designated cash flow derivative contracts on the results of operations was as follows (in thousands):

	Three months ended				Six months ended
	Amount of gain (loss) recognized in OCI		Amount of gain reclassified from OCI to the Statement of Operations		Amount of gain (loss) recognized in OCI		Amount of gain reclassified from OCI to the Statement of Operations
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Foreign exchange contracts	$9,691	$3,056	$5,429	$19,957	$11,212	$(11,581)	$8,630	$23,568
Equity market risk contract	12,049	(3,853)	—	—	7,318	(13,679)	—	—

Foreign exchange contracts designated as cash flow hedges relate primarily to wafer purchases.  Gains and losses associated with foreign exchange contracts designated as cash flow hedges are expected to be recorded in cost of product revenues when reclassified out of accumulated OCI.  Gains and losses from the equity market risk contract are expected to be recorded in other income (expense) when reclassified out of accumulated OCI.  The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months and realize the OCI balance related to the equity market risk contract by the end of fiscal year 2011.

The impact of the ineffective portion and amount excluded from effectiveness testing on designated cash flow derivative contracts on the Company’s results of operations recognized in other income (expense) were as follows (in thousands):

	Three months ended		Six months ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Foreign exchange contracts	$(33)	$(118)	$(61)	$(1,115)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations.  The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) were as follows (in thousands):

	Three months ended		Six months ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Gain (loss) on foreign exchange contracts including forward point income	$(21,371)	$(6,162)	$(14,650)	$94,964
Gain (loss) from revaluation of foreign currency exposures hedged by foreign exchange contracts	18,501	9,910	9,959	(90,271)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Balance Sheet Information

Accounts Receivable from Product Revenues, net.  Accounts receivable from product revenues, net, were as follows (in thousands):

	July 4, 2010	January 3, 2010
Trade accounts receivable	$562,092	$534,549
Allowance for doubtful accounts	(9,101)	(12,348)
Price protection, promotions and other activities	(207,727)	(287,794)
Total accounts receivable from product revenues, net	$345,264	$234,407

Inventory.  Inventories were as follows (in thousands):

	July 4, 2010	January 3, 2010
Raw material	$282,125	$329,966
Work-in-process	52,152	63,767
Finished goods	159,594	202,760
Total inventory	$493,871	$596,493

Other Current Assets.  Other current assets were as follows (in thousands):

	July 4, 2010	January 3, 2010
Royalty and other receivables	$35,336	$53,864
Prepaid expenses	16,387	14,309
Prepaid income taxes and tax-related receivables	31,514	25,758
Other current assets	12,207	3,708
Total other current assets	$95,444	$97,639

Notes Receivable and Investments in the Flash Ventures with Toshiba.  Notes receivable and investments in the flash ventures with Toshiba Corporation (“Toshiba”) were as follows (in thousands):

	July 4, 2010	January 3, 2010
Notes receivable, Flash Partners Ltd.	$593,636	$562,946
Notes receivable, Flash Alliance Ltd.	548,586	520,225
Investment in Flash Partners Ltd.	215,250	199,106
Investment in Flash Alliance Ltd.	231,612	225,273
Total notes receivable and investments in flash ventures with Toshiba	$1,589,084	$1,507,550

See Note 11, “Commitments, Contingencies and Guarantees – Flash Partners and Flash Alliance,” regarding equity method investments and Note 12, “Related Parties and Strategic Investments,” for the Company’s maximum loss exposure related to these variable interest entities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Current Accrued Liabilities.  Other current accrued liabilities were as follows (in thousands):

	July 4, 2010	January 3, 2010
Accrued payroll and related expenses	$99,848	$118,648
Accrued restructuring	2,654	2,622
Foreign currency forward contract payables	20,220	7,794
Income taxes payable	79,450	7,136
Other accrued liabilities	102,382	97,879
Total other current accrued liabilities	$304,554	$234,079

Non-current liabilities.  Non-current liabilities were as follows (in thousands):

	July 4, 2010	January 3, 2010
Deferred tax liability	$28,986	$35,470
Income taxes payable	226,544	206,464
Accrued restructuring	8,516	9,228
Other non-current liabilities	57,025	36,316
Total non-current liabilities	$321,071	$287,478

As of July 4, 2010 and January 3, 2010, the total current accrued restructuring liability was primarily comprised of the current portion of excess facility lease obligations.  The non-current accrued restructuring balance and activity from the prior year end was primarily related to excess lease obligations and cash lease obligation payments.  The facility lease obligations extend through the end of the lease term in fiscal year 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Intangible Assets

Intangible Assets.  Intangible asset balances are presented below (in thousands):

	July 4, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$179,300	$(150,506)	$28,794
Developed product technology	12,900	(8,761)	4,139
Acquisition-related intangible assets	192,200	(159,267)	32,933
Technology licenses and patents	34,026	(19,628)	14,398
Total	$226,226	$(178,895)	$47,331

	January 3, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$179,300	$(144,474)	$34,826
Developed product technology	12,900	(7,946)	4,954
Acquisition-related intangible assets	192,200	(152,420)	39,780
Technology licenses and patents	34,026	(15,730)	18,296
Total	$226,226	$(168,150)	$58,076

The annual expected amortization expense of intangible assets as of July 4, 2010, is presented below (in thousands):

	Estimated Amortization Expenses
	Acquisition-Related Intangible Assets	Technology Licenses and Patents
Fiscal Year:
2010 (remaining six months)	$6,848	$2,574
2011	13,034	4,619
2012	12,529	3,971
2013	522	2,670
2014	—	564
Total	$32,933	$14,398

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Warranties

Liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets and the activity for the three and six months ended July 4, 2010 and June 28, 2009 was as follows (in thousands):

	Three months ended		Six months ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Balance, beginning of period	$30,665	$31,294	$25,909	$36,469
Additions	1,733	10,874	23,005	15,788
Usage	(6,093)	(9,049)	(22,609)	(19,138)
Balance, end of period	$26,305	$33,119	$26,305	$33,119

The majority of the Company’s products have a warranty of less than three years with a small number of products having a warranty ranging up to ten years.  A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice.  The Company’s warranty liability is affected by customer and consumer returns, product failures, number of units sold, and repair or replacement costs incurred.  Should actual product failure rates, or repair or replacement costs differ from the Company’s estimates, increases or decreases to its warranty liability would be required.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt as of July 4, 2010 and January 3, 2010 (in millions):

	July 4, 2010	January 3, 2010
1% Notes due 2013	$1,150.0	$1,150.0
Less: Unamortized interest discount	(186.6)	(215.3)
Net carrying amount of 1% Notes due 2013	963.4	934.7
1% Notes due 2035	─	75.0
Total convertible debt	963.4	1,009.7
Less: convertible short-term debt	─	(75.0)
Convertible long-term debt	$963.4	$934.7

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

The Company separately accounts for the liability and equity components of the 1% Notes due 2013.  The principal amount of the liability component of $753.5 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature.  The carrying value of the equity component was $241.9 million as of July 4, 2010 and January 3, 2010.

The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component (in millions):

	Three months ended		Six months ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Contractual interest coupon	$2.9	$2.9	$5.8	$5.8
Amortization of interest discount	14.5	13.5	28.7	26.7
Total interest cost recognized	$17.4	$16.4	$34.5	$32.5

The effective interest rate on the liability component was 7.4% for each of the three and six months ended July 4, 2010 and June 28, 2009. The remaining unamortized interest discount of $186.6 million as of July 4, 2010 will be amortized over the remaining life of the 1% Notes due 2013, which is approximately 2.9 years.

Concurrent with the issuance of the 1% Notes due 2013, the Company sold warrants to acquire shares of its common stock at an exercise price of $95.03 per share.  As of July 4, 2010, the warrants had an expected life of approximately 3.1 years and expire in August 2013.  At expiration, the Company may, at its option, elect to settle the warrants on a net share basis.  As of July 4, 2010, the warrants had not been exercised and remain outstanding.  In addition, counterparties agreed to sell to the Company up to approximately 14.0 million shares of its common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by it upon conversion of the 1% Notes due 2013.  As of July 4, 2010, the Company had not purchased any shares under this convertible bond hedge agreement.

1% Convertible Notes Due 2035.  On February 11, 2010, the Company notified the holders of its 1% Convertible Notes due 2035 that it would exercise its option to redeem the $75.0 million outstanding on March 15, 2010 for a redemption price of $1,000 per $1,000 principal amount of the notes, plus accrued interest.  On March 15, 2010, the Company completed the redemption of the 1% Convertible Notes due 2035 through an all-cash transaction of $75.0 million plus accrued interest of $0.4 million.  Since the date of the completion of the redemption, the Company had no further obligations related to the 1% Convertible Notes due 2035.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax, presented in the accompanying Condensed Consolidated Balance Sheets consists of the accumulated unrealized gains and losses on available-for-sale investments, including the Company’s investments in equity securities, as well as currency translation adjustments relating to local currency-denominated subsidiaries and equity investees, and the accumulated unrealized gains and losses related to derivative instruments accounted for under hedge accounting (in thousands).

	July 4, 2010	January 3, 2010
Accumulated net unrealized gain on:
Available-for-sale investments	$11,327	$26,920
Foreign currency translation	147,052	98,424
Hedging activities	13,270	3,369
Total accumulated other comprehensive income	$171,649	$128,713

Comprehensive income (loss) is presented below (in thousands):

	Three months ended		Six months ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net income (loss)	$257,894	$52,507	$492,585	$(155,488)
Non-controlling interest	(557)	(516)	(1,070)	(1,010)
	257,337	51,991	491,515	(156,498)
Change in accumulated unrealized gain (loss) on:
Available-for-sale investments	(18,785)	3,526	(15,593)	14,712
Foreign currency translation	66,826	29,366	48,628	(28,937)
Hedging activities	16,311	(20,754)	9,901	(48,828)
Comprehensive income (loss)	$321,689	$64,129	$534,451	$(219,551)

Non-controlling interest is included in Other income (expense) in the Condensed Consolidated Statements of Operations.

The amount of income tax expense allocated to accumulated unrealized gain (loss) on available-for-sale investments and hedging activities was ($2.4) million and $6.8 million at July 4, 2010 and January 3, 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Share-Based Compensation

Share-Based Plans.  The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employee service providers.  This program includes incentive and non-statutory stock option awards, stock appreciation right awards, restricted stock awards, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service.  These awards are granted under various plans, all of which are stockholder approved.  Stock option awards generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 3 years of continued service.  Restricted stock awards generally vest in equal annual installments over a 2 or 4-year period.  Initial grants under the automatic grant program for non-employee board members vest over a 4-year period and subsequent grants vest over a 1-year period in accordance with the specific vesting provisions set forth in that program.  Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lower.

Valuation Assumptions.  The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares granted to employees for the three and six months ended July 4, 2010 and June 28, 2009 was estimated using the following weighted average assumptions.

	Three months ended		Six months ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Option Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.49	0.85	0.50	0.87
Risk free interest rate	1.84%	1.50%	1.59%	1.40%
Expected lives	4.3 years	3.4 years	3.8 Years	3.6 Years
Estimated annual forfeiture rate	7.32%	9.07%	7.32%	9.07%
Weighted average fair value at grant date	$17.01	$8.56	$11.90	$5.07

Employee Stock Purchase Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.59	0.81	0.59	0.81
Risk free interest rate	0.18%	0.39%	0.18%	0.39%
Expected lives	½ year	½ year	½ year	½ year
Weighted average fair value for grant period	$8.58	$4.21	$8.58	$4.21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Plan Activities

Stock Options and SARs.  A summary of stock option and stock appreciation right (“SARs”) activity under all of the Company’s share-based compensation plans as of July 4, 2010 and changes during the six months ended July 4, 2010 is presented below (in thousands, except exercise price and contractual term).

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at January 3, 2010	24,896	$29.87	4.4	$180,834
Granted	2,614	30.24
Exercised	(3,758)	21.87		74,970
Forfeited	(220)	24.12
Expired	(506)	49.03
Options and SARs outstanding at July 4, 2010	23,026	30.86	4.3	319,715
Options and SARs vested and expected to vest after July 4, 2010, net of forfeitures	21,304	31.47	2.6	287,229
Options and SARs exercisable at July 4, 2010	15,367	34.78	3.6	173,794

At July 4, 2010, the total compensation cost related to options and SARs granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $61.8 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the six months ended July 4, 2010 is presented below (in thousands, except for weighted average grant date fair value).

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at January 3, 2010	844	$24.69	$24,476
Granted	1,047	28.85
Vested	(236)	25.18	7,519
Forfeited	(28)	21.84
Non-vested share units at July 4, 2010	1,627	25.51	67,454

As of July 4, 2010, the Company had approximately $26.9 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.6 years.

Employee Stock Purchase Plan.  At July 4, 2010, there was approximately $0.7 million of total unrecognized compensation cost related to ESPP that is expected to be recognized over a period of approximately 1.3 months.  The Company’s ESPP has an original authorization of 5,000,000 shares to be issued, of which 1,739,159 shares were available to be issued as of July 4, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense. The following tables set forth the detail allocation of the share-based compensation expense for the three and six months ended July 4, 2010 and June 28, 2009, respectively (in thousands).

	Three months ended		Six months ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Share-based compensation expense by caption:
Cost of product revenues	$1,309	$2,446	$3,767	$4,820
Research and development	6,544	9,051	13,346	15,203
Sales and marketing	3,152	4,886	5,340	7,235
General and administrative	3,972	5,971	9,394	11,426
Total share-based compensation expense	$14,977	$22,354	$31,847	$38,684

Share-based compensation expense by type of award:
Stock options and SARs	$9,248	$16,077	$20,761	$29,958
RSUs	4,042	4,533	7,708	7,393
ESPP	1,687	1,744	3,378	1,333
Total share-based compensation expense	$14,977	$22,354	$31,847	$38,684

Share-based compensation expense of $1.1 million and $2.3 million related to manufacturing personnel was capitalized into inventory as of July 4, 2010 and January 3, 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts).

	Three months ended		Six months ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Numerator for basic net income (loss) per share:
Net income (loss)	$257,894	$52,507	$492,585	$(155,488)
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	231,673	226,976	230,487	226,753
Basic net income (loss) per share	$1.11	$0.23	$2.14	$(0.69)
Numerator for diluted net income (loss) per share:
Net income (loss)	$257,894	$52,507	$492,585	$(155,488)
Interest on the 1% Notes due 2035, net of tax	—	116	157	—
Net income (loss) for diluted net income (loss) per share	$257,894	$52,623	$492,742	$(155,488)
Denominator for diluted net income (loss) per share:
Weighted average common shares	231,673	226,976	230,487	226,753
Incremental common shares attributable to exercise of outstanding employee stock options, restricted stock, restricted stock units and warrants (assuming proceeds would be used to purchase common stock)	8,128	2,078	7,294	—
Effect of dilutive 1% Notes due 2035	—	2,012	785	—
Shares used in computing diluted net income (loss) per share	239,801	231,066	238,566	226,753
Diluted net income (loss) per share	$1.08	$0.23	$2.07	$(0.69)

Anti-dilutive shares excluded from net income (loss) per share calculation	34,405	48,559	38,434	54,865

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments, Contingencies and Guarantees

Flash Partners.  The Company has a 49.9% ownership interest in Flash Partners Ltd. (“Flash Partners”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2004.  In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at a 300-millimeter wafer fabrication facility located in Yokkaichi, Japan, using semiconductor manufacturing equipment owned or leased by Flash Partners.  Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup.  The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting.  The Company is committed to purchase its provided three-month forecast of Flash Partners’ NAND wafer supply, which generally equals 50% of the venture’s output.  The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers.  In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

As of July 4, 2010, the Company had notes receivable from Flash Partners of $593.6 million, denominated in Japanese yen.  These notes are secured by the equipment purchased by Flash Partners using the note proceeds.  The Company has additional guarantee obligations to Flash Partners, see “Off-Balance Sheet Liabilities.”  At July 4, 2010 and January 3, 2010, the Company had an equity investment in Flash Partners of $215.3 million and $199.1 million, respectively, denominated in Japanese yen, offset by $55.2 million and $43.9 million, respectively, of cumulative translation adjustments recorded in accumulated OCI.  In the six months ended July 4, 2010, the Company recorded a $4.8 million basis adjustment to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

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

As of July 4, 2010, the Company had notes receivable from Flash Alliance of $548.6 million, denominated in Japanese yen.  These notes are secured by the equipment purchased by Flash Alliance using the note proceeds.  The Company has additional guarantee obligations to Flash Alliance, see “Off-Balance Sheet Liabilities.”  At July 4, 2010 and January 3, 2010, the Company had an equity investment in Flash Alliance of $231.6 million and $225.3 million, respectively, denominated in Japanese yen, offset by $58.0 million and $45.3 million, respectively, of cumulative translation adjustments recorded in accumulated OCI.  In the six months ended July 4, 2010, the Company recorded ($6.4) million of basis adjustment to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FlashVision.  In the first quarter of fiscal year 2010, the wind-down was completed of FlashVision Ltd. (“FlashVision”), a business venture with Toshiba in which the Company owned 49.9%.  The Company recorded a gain of $4.1 million in the first quarter of fiscal year 2010 in Other income (expense) related to the completion of this wind-down.

Flash Ventures.  The Company participates in common research and development activities with Toshiba but is not committed to any minimum funding level.

The Company and Toshiba restructured Flash Partners and Flash Alliance (hereinafter collectively referred to as “Flash Ventures”) in the first quarter of fiscal year 2009 by selling more than 20% of Flash Ventures’ capacity to Toshiba.  The restructuring resulted in the Company receiving value of 79.3 billion Japanese yen of which 26.1 billion Japanese yen, or $277.1 million, was received in cash, reducing outstanding notes receivable from Flash Ventures, and 53.2 billion Japanese yen reflected the transfer of off-balance sheet equipment lease guarantee obligations from the Company to Toshiba.  The restructuring was completed in a series of closings through March 31, 2009.  The Company received the cash and transferred 53.2 billion Japanese yen of off-balance sheet equipment lease guarantee obligations in the first half of fiscal year 2009.  Transaction costs of $10.9 million related to the sale and transfer of equipment and lease obligations were expensed in the first quarter of fiscal year 2009.

The Company has guarantee obligations to Flash Ventures; see “Off-Balance Sheet Liabilities.”

New Venture with Toshiba.  In July 2010, the Company and Toshiba entered into an agreement to create a new flash venture, of which the Company will own 49.9% and Toshiba will own 50.1%, to operate in Toshiba’s Fab 5 facility (“Fab 5”).  Toshiba will own and fund the construction of the Fab 5 building, which will be located in Yokkaichi, Japan, adjacent to the site of the parties’ current Flash Partners and Flash Alliance ventures.  Fab 5 is expected to be constructed by Toshiba in two phases.  Phase 1 is expected to be completed in the second quarter of fiscal year 2011, with initial NAND production scheduled for the second half of fiscal year 2011.  On completion of the second phase, Fab 5 is expected to be of similar size and capacity to Toshiba’s existing Fab 4 facility.  The Company expects that Fab 5 will increase its 2011 wafer output by less than 10%.  The Company is committed to 50% of the initial ramp within Phase 1 of Fab 5, for which the Company currently expects its portion of equipment investments and startup costs to be approximately $500 million through fiscal year 2011.  No commitments or timelines have been finalized for any further Phase 1 capacity expansions or for the construction of Phase 2.  In addition to equipment investments and startup costs, the Company will also provide a cash prepayment of approximately $56 million in fiscal year 2011 to be credited against future charges.  If and when Phase 2 is built, the Company is committed to an initial ramp in Phase 2 similar to the ramp in Phase 1.  The Company and Toshiba will each retain some flexibility as to the extent and timing of its respective fab capacity ramps, and the output allocation will be in accordance with each of the parties’ proportionate level of equipment funding.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Liabilities

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at July 4, 2010.

Master Lease Agreements by Execution Date	Lease Amounts		Expiration
	(Yen in billions)	(Dollars in thousands)
Flash Partners
December 2004	¥3.7	$42,489	2010
December 2005	3.0	34,571	2011
June 2006	4.7	53,979	2011
September 2006	17.2	195,572	2011
March 2007	8.8	100,235	2012
March 2008	3.4	38,985	2013
April 2010	1.2	13,653	2014
	42.0	479,484
Flash Alliance
November 2007	18.6	211,639	2013
June 2008	24.1	274,681	2013
	42.7	486,320
Total guarantee obligations	¥84.7	$965,804

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the term of the master lease agreements, in annual installments as of July 4, 2010 in U.S. dollars based upon the exchange rate at July 4, 2010 (in thousands).

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$274,487	$98,522	$373,009
Year 2	172,863	133,856	306,719
Year 3	78,796	157,805	236,601
Year 4	5,753	43,722	49,475
Total guarantee obligations	$531,899	$433,905	$965,804

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Flash Partners.  Flash Partners sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into six equipment master lease agreements totaling 300.0 billion Japanese yen, or approximately $3.42 billion based upon the exchange rate at July 4, 2010.  On April 26, 2010, Flash Partners refinanced one of the six maturing master leases that matures in stages in fiscal year 2010 totaling 8.65 billion yen, or approximately $99 million based upon the exchange rate at July 4, 2010.  Flash Partners is expected to draw upon this refinanced master lease as each tranche of the original master lease becomes due in fiscal year 2010.  As of July 4, 2010, Flash Partners had drawn 2.4 billion Japanese yen, or approximately $27 million based upon the exchange rate at July 4, 2010, from the refinanced master lease, and retired an equal amount from the original master lease.

As of July 4, 2010, the total amount outstanding from these master leases was 84.1 billion Japanese yen, or approximately $959 million based upon the exchange rate at July 4, 2010, of which the amount of the Company’s guarantee obligation of the Flash Partners’ master lease agreements, which reflects future payments and any lease adjustments, was 42.0 billion Japanese yen, or approximately $480 million based upon the exchange rate at July 4, 2010.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  For both the original six master leases and the refinanced master lease, certain lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through fiscal year 2014.  At each lease payment date, Flash Partners has the option of purchasing the tools from the lessors.  Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Partners that could result in an acceleration of Flash Partners’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”).  As of July 4, 2010, Flash Partners was in compliance with all of its master lease covenants.  As of July 4, 2010, the Company’s R&I credit rating was BBB-, two notches above the required minimum corporate rating threshold from R&I, and the Company’s S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.  If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Partners would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Partners master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Flash Alliance.  Flash Alliance sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into two equipment master lease agreements totaling 200.0 billion Japanese yen, or approximately $2.28 billion based upon the exchange rate at July 4, 2010, of which 85.3 billion Japanese yen, or approximately $973 million based upon the exchange rate at July 4, 2010, was outstanding as of July 4, 2010.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligation under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  As of July 4, 2010, the amount of the Company’s guarantee obligation of the Flash Alliance’s master lease agreements was 42.7 billion Japanese yen, or approximately $486 million based upon the exchange rate at July 4, 2010.  Remaining master lease payments are due semi-annually and are scheduled to be completed in fiscal year 2013.  At each lease payment date, Flash Alliance has the option of purchasing the tools from the lessors.  Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Alliance that could result in an acceleration of Flash Alliance’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from S&P or Moody’s or a minimum corporate rating of BB+ from R&I.  As of July 4, 2010, Flash Alliance was in compliance with all of its master lease covenants.  As of July 4, 2010, the Company’s R&I credit rating was BBB-, two notches above the required minimum corporate rating threshold from R&I, and the Company’s S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.  If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Alliance would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Alliance master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

Indemnification Agreements.  The Company has agreed to indemnify suppliers and customers for alleged patent infringement.  The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees.  The Company may periodically engage in litigation as a result of these indemnification obligations.  The Company’s insurance policies exclude coverage for third-party claims for patent infringement.  Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers.  Historically, the Company has not made any significant indemnification payments under any such agreements.  As of July 4, 2010, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity.  The term of the indemnification period is for the officer’s, employee’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of July 4, 2010 or January 3, 2010, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances.  The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims.  This agreement provides limited protection for the Company against third party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third party patents.  The Company has not made any indemnification payments under any such agreements and as of July 4, 2010, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at July 4, 2010, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

Contractual Obligations.
	Total			1 Year or Less (6 months)	2 - 3 Years (Fiscal 2011 and 2012)	4 –5 Years (Fiscal 2013 and 2014)	More than 5 Years (Beyond Fiscal 2014)
Facility and other operating leases	$31,627			$4,782	$17,062	$6,537	$3,246
Flash Partners reimbursement for certain fixed costs including depreciation	1,125,568	(3)	(4)	239,830	628,869	186,151	70,718
Flash Alliance reimbursement for certain fixed costs including depreciation	2,109,230	(3)	(4)	334,293	1,175,367	444,809	154,761
Toshiba research and development	75,000	(3)		48,825	26,175	―	―
Capital equipment purchase commitments	16,233			15,283	950	―	―
Convertible notes principal and interest (1)	1,183,005			5,750	23,000	1,154,255	―
Operating expense commitments	45,413			37,368	8,045	―	―
Noncancelable production purchase commitments (2)	231,298	(3)		231,298	―	―	―
Total contractual cash obligations	$4,817,374			$917,429	$1,879,468	$1,791,752	$228,725

Off-Balance Sheet Arrangements.
As of July 4, 2010
Guarantee of Flash Ventures equipment leases (5)	$965,804

(1)
In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Notes due 2013.  The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year until calendar year 2013.

(2)	Includes Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(3)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at July 4, 2010.

(4)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

(5)	The Company’s guarantee obligation, net of cumulative lease payments, is 84.7 billion Japanese yen, or approximately $966 million based upon the exchange rate at July 4, 2010.

On July 13, 2010, the Company and Toshiba entered into an agreement to create a new flash venture.  As this agreement was entered into after July 4, 2010, no commitment costs related to this new flash venture have been included in the “Contractual Obligations” table.  See “New Venture with Toshiba” for further discussion related to this new venture.

On July 21, 2010, the Company and Toshiba committed to further capacity expansion and technology transition within Flash Alliance, which is expected to result in an additional investment in fiscal year 2011 of approximately 32.6 billion Japanese yen or approximately $372 million, based on the exchange rate at July 4, 2010, of which the Company’s portion will be approximately 16.3 billion Japanese yen, or approximately $186 million, based on the exchange rate at July 4, 2010.  As this commitment was entered into after July 4, 2010, no investment amounts related to this commitment have been included in the “Contractual Obligations” table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has excluded $226.5 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at July 4, 2010.  The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements.  The leases expire at various dates from fiscal year 2010 through fiscal year 2016.  Future minimum lease payments at July 4, 2010 are presented below (in thousands).

Fiscal Year:
2010 (remaining 6 months)	$5,006
2011	8,767
2012	9,248
2013	5,072
2014	3,231
2015 and thereafter	3,246
34,570
Sublease income to be received in the future under noncancelable subleases	(2,943)
Net operating leases	$31,627

Net rent expense for the three and six months ended July 4, 2010 and June 28, 2009 were $1.8 million, $3.8 million, $2.0 million and $4.0 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Related Parties and Strategic Investments

Flash Ventures with Toshiba.  The Company owns 49.9% of each of the flash ventures with Toshiba (Flash Partners and Flash Alliance) and accounts for its ownership position under the equity method of accounting.  The Company’s obligations with respect to Flash Ventures master lease agreements, take-or-pay supply arrangements and research and development cost sharing are described in Note 11, “Commitments, Contingencies and Guarantees.”  Flash Ventures are variable interest entities.  On January 4, 2010, the Company adopted new accounting guidance, as issued by the FASB, related to the consolidation of variable interest entities.  Under this new guidance, the Company evaluated whether it is the primary beneficiary of Flash Ventures for all periods presented and determined that it is not the primary beneficiary of either Flash Partners or Flash Alliance because it does not have a controlling financial interest in either entity, and therefore this evaluation does not change the Company’s original conclusions related to the consolidation of Flash Ventures.  The Company purchased NAND flash memory wafers from Flash Ventures and made loans to Flash Alliance totaling approximately $417.8 million, $931.2 million, $487.5 million and $1,064.3 million in the three and six months ended July 4, 2010 and June 28, 2009, respectively.  The Company received loan repayments from Flash Ventures of $53.1 million and $330.1 million in the three and six months ended June 28, 2009, respectively.  At July 4, 2010 and January 3, 2010, the Company had accounts payable balances due to Flash Ventures of $196.5 million and $182.1 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below (in millions).

	July 4, 2010	January 3, 2010
Notes receivable	$1,142	$1,083
Equity investments	447	424
Operating lease guarantees	966	1,070
Maximum loss exposure	$2,555	$2,577

Solid State Storage Solutions LLC.  During the second quarter of fiscal year 2007, the Company formed Solid State Storage Solutions LLC (“S4”), a venture with third parties to license intellectual property.  S4 qualifies as a variable interest entity.  The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented.  Due to the adoption of new accounting guidance by the FASB related to consolidation of variable interest entities in the first quarter of fiscal year 2010, the Company considered multiple factors in determining it was still the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities.  S4’s assets and liabilities were not material to the Company’s Condensed Consolidated Balance Sheets as of July 4, 2010 and January 3, 2010.

Sale of SIM Business Net Assets. In February 2010, the Company sold its SIM business net assets for $17.8 million which resulted in a gain of $13.2 million recorded in other income (expense).  The sale proceeds are included in “Proceeds from sale of assets” in investing activities on the Condensed Consolidated Statements of Cash Flows.  The operating results of the SIM business assets were immaterial for all periods presented.

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

Patent Infringement Litigation Initiated by SanDisk. On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants:  Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corp., Silicon Motion, Inc. (Taiwan), Silicon Motion, Inc. (California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); Synergistic Sales, Inc. (“Synergistic”); USBest Technology, Inc. dba Afa Technologies, Inc. (“USBest”); Skymedi Corp. (“Skymedi”); Chipsbank Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Infotech Logistic LLC (“Infotech”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Power Quotient International Co., Ltd., and PQI Corp., (collectively, “PQI”); PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (Taiwan), Transcend Information Inc. (California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co., A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc.; Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”) EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”).  In this action, Case No. 07-C-0607-C (“the ’607 Action”), the Company initially asserted that the defendants infringed U.S. Patent No. 5,719,808 (the “’808 patent”), U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”).  The Company has since entered into a stipulation dismissing the ’332 patent.  The Company concurrently filed a second complaint for patent infringement in the same court against the following defendants:  Phison, Silicon Motion, Synergistic, USBest, Skymedi, Zotek, Infotech, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, A-DATA, Apacer, Behavior, and Dane-Elec.  In this action, Case No. 07-C-0605-C (“the ’605 Action”), the Company asserted that the defendants infringed U.S. Patent No. 6,149,316 (the “’316 patent”) and U.S. Patent No. 6,757,842 (the “’842 patent”).  The Company seeks damages and injunctive relief in both actions.  In light of settlement agreements, the Company dismissed its claims against Phison, Silicon Motion, Skymedi, Verbatim, Corsair, Add-On Computer Peripherals, EDGE, Infotech, Interactive, PNY, TSR and Welldone.  The Company’s claims against Chipsbank, Acer, Behavior, Dane-Elec, LG, PQI, USBest, Transcend, A-DATA, Apacer, Buffalo, and Synergistic have been dismissed without prejudice.  The Court consolidated the ’605 and ’607 Actions and stayed these actions during the pendency of related proceedings before the U.S. International Trade Commission, which are now closed.  After lifting the stay, the Court set the trial to begin on February 28, 2011 with dispositive motions due on September 13, 2010.  The two remaining defendants (Kingston and Imation) have answered the Company’s complaints by denying infringement and raising several affirmative defenses and related counterclaims.   These defenses and related counterclaims include, among others, lack of standing, unclean hands, non-infringement, invalidity, unenforceability for alleged patent misuse, express license, implied license, patent exhaustion, waiver, laches, and estoppel.

Federal Civil Antitrust Class Actions. Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints.  On February 7, 2008, all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086.  Plaintiffs alleged the Company and a number of other manufacturers of flash memory and flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws and sought an injunction, damages, restitution, fees, costs, and disgorgement of profits.  The direct purchaser lawsuit was recently dismissed with prejudice.  On April 15, 2010, the Court denied the indirect purchaser plaintiffs’ class certification motion, denied plaintiffs’ motion for leave to amend the Consolidated Amended Complaint to substitute certain class representatives, and dismissed the claims on behalf of South Dakota purchasers with prejudice.  Indirect purchaser plaintiffs have moved for leave to file a motion for reconsideration of that decision.

Spansion Bankruptcy. Spansion, LLC (“Spansion”) and SanDisk IL Ltd. f/k/a M-Systems Flash Disk Pioneers Ltd. (“SanDisk IL”) are parties to the SSP Driver Software License Agreement (the “SSP License”) and the ORNAND Driver Software License Agreement (the “ORNAND License” and, collectively with the New Collaboration Agreement, the “Agreements”).  As set forth in the Agreements, Spansion was required to make quarterly royalty and support fee payments for use of SanDisk IL’s patented technology.  On March 1, 2009, Spansion filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  On May 22, 2009, SanDisk IL filed a proof of claim asserting a prepetition unsecured claim against Spansion in the amount of $11.3 million.  Subsequently, the parties entered into Amendment to the New Collaboration Agreement (the “Amendment”) dated as of January 31, 2010, pursuant to which Spansion (a) assumed the SSP License and New Collaboration Agreement, (b) rejected the ORNAND License, (c) agreed to pay SanDisk IL $1.2 million in order to cure arrearages under the Agreements, and (d) agreed the allowance of a general unsecured, prepetition claim of $6.2 million in connection with the rejection of the ORNAND License, comprised of $1.2 million for prepetition arrearages and $5.0 million for rejection damages. SanDisk IL is in receipt of $1.2 million from Spansion.  On February 23, 2010, SanDisk IL entered into an agreement to assign its remaining ORNAND License claim to CFIP Master Fund, Ltd., through the intermediary Hain Capital Holdings, LLC for $3.8 million, equal to 62.125% of the ORNAND claim amount of $6.2 million which has been paid in full to SanDisk IL.  On April 16, 2010, the Bankruptcy Court approved and confirmed Spansion’s reorganization plan.  On May 11, 2010, counsel for SanDisk IL received notice that Spansion would shortly distribute cure payments to SanDisk IL.  On May 13, 2010, SanDisk IL executed a transfer share form, made effective as of April 1, 2010, transferring its rights to the rejection payment in the form of Spansion shares to CFIP Master Fund, Ltd.  On July 8, 2010, the assignment was finalized.

Patent Infringement Litigation Initiated by SanDisk.  On May 4, 2010, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against Kingston and Imation.  In this action, Case No. 3:10-cv-00243, the Company asserts U.S. Patent No. 7,397,713; U.S. Patent No. 7,492,660; U.S. Patent No. 7,657,702; U.S. Patent No. 7,532,511; U.S. Patent No. 7,646,666; U.S. Patent No. 7,646,667; and U.S. Patent No. 6,968,421.  The Company seeks damages and injunctive relief.   The defendants answered the complaint denying infringement and raising several affirmative defenses and related counterclaims.  These defenses and related counterclaims include, among others, non-infringement, invalidity, implied license, express license, unenforceability for alleged patent misuse, lack of standing, and bad faith litigation.  Kingston also asserted antitrust counterclaims against the Company alleging monopolization, attempted monopolization, and agreement in restraint of trade, all under the Sherman Act.  Kingston also asserted state law unfair competition counterclaims.  On July 30, 2010, the Company answered Imation’s counterclaims and filed a motion to dismiss Kingston’s antitrust and unfair competition counterclaims.  On August 3, 2010, the Court issued a scheduling order setting the claim construction hearing for January 14, 2011, requiring that dispositive motions be filed by May 9, 2011 and that a trial commence on July 30, 2011.

Ritz Camera Federal Antitrust Class Action.  On June 25, 2010, Ritz Camera & Image, LLC filed a complaint in the United States District Court for the Northern District of California, alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products.  The lawsuit, Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, Case No. 5:10-cv-02787-HRL, purports to be on behalf of purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present.  The Complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use.  The Company believes that it has meritorious defenses to this action and intends to pursue its defenses vigorously.

Samsung Federal Antitrust Action Against Panasonic and SD-3C.  On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed this action in the United States District Court for the Northern District of California, Case No. CV 10 3098 (ND Cal.), alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively “Panasonic”) and SD-3C, LLC (“SD-3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws.  Such claims are based on, inter alia, alleged conduct related to the licensing practices and operations of SD-3C.  The complaint further seeks a declaration that Panasonic and SD-3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable.  The Company is not named as a defendant in this case, but it established SD-3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning the Company.

Washington Research Foundation Patent Infringement Litigation.  On June 25, 2010, Washington Research Foundation (“WRF”) filed an action in the United States District Court for the Western District of Washington against Silicon Laboratories Inc. (“SiLabs”) alleging infringement of various patents exclusively licensed to WRF relating to Low Intermediate Frequency radio frequency receiver technology by certain SiLabs chipsets.  An amended complaint was thereafter filed on July 23, 2010, adding as defendants the Company, Apple Inc. (“Apple”), Garmin Ltd. and Garmin International, Inc. (collectively “Garmin”), iriver Ltd. and iriver Inc. (collectively “iriver”), Avnet, Inc. (“Avnet”), and Pantech Co., Ltd., Pantech & Curitel Communications, Inc. and Pantech Wireless, Inc. ( collectively “Pantech”), Case No. 2:10-cv-1050 JLR.  In the amended complaint, WRF alleges that the Company has used infringing SiLabs chipsets in certain of the Company’s portable media players.  No response by the Company has yet been filed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations.  Forward-looking statements are subject to significant risks and uncertainties.  Our actual results may differ materially from the results discussed in these forward-looking statements.  Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in Part II, Item 1A and elsewhere in this report.  Our business, financial condition or results of operations could be materially adversely affected by any of these or other factors.  We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.  References in this report to “SanDisk®,” “we,” “our,” and “us” refer collectively to SanDisk Corporation, a Delaware corporation, and its subsidiaries.

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

Our strategy is to be an industry-leading supplier of flash storage solutions and to develop large scale markets for flash-based storage products.  We maintain our technology leadership by investing in advanced technologies and flash memory fabrication capacity in order to produce leading-edge, low-cost flash memory for use in a variety of end-products.  We are a one-stop-shop for our retail and OEM customers, selling all major flash storage card formats for our target markets in high volumes.

Our results are primarily driven by worldwide demand for flash storage devices, which in turn primarily depends on end-user demand for consumer electronic products.  We believe the market for flash storage is generally price elastic.  Accordingly, we expect that as we reduce the price of our flash devices, consumers will demand an increasing number of gigabytes and/or units of memory and that over time, new markets will emerge.  In order to profitably capitalize on this price elasticity, we must reduce our cost per gigabyte at a rate similar to the change in selling price per gigabyte, while at the same time, increasing the average capacity and/or the number of units of our products enough to offset price declines.  We continually seek to achieve these cost reductions through technology improvements, primarily by increasing the amount of memory stored in a given area of silicon.

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

In July 2010, we and Toshiba entered into an agreement to create a new flash venture, of which we will own 49.9% and Toshiba will own 50.1%, to operate in Toshiba’s Fab 5 facility, or Fab 5.  Toshiba will own and fund the construction of the Fab 5 building, which will be located in Yokkaichi, Japan, adjacent to the site of our current Flash Partners Ltd. and Flash Alliance Ltd. ventures, hereinafter collectively referred to as Flash Ventures.  Fab 5 is expected to be constructed by Toshiba in two phases.  Phase 1 is expected to be completed in the second quarter of fiscal year 2011, with initial NAND production scheduled for the second half of fiscal year 2011.  On completion of the second phase, Fab 5 is expected to be of similar size and capacity to Toshiba’s existing Fab 4 facility.  We expect that Fab 5 will increase our 2011 wafer output by less than 10%.  We are committed to 50% of the initial ramp within Phase 1 of Fab 5, for which we currently expect our portion of equipment investments and startup costs to be approximately $500 million through fiscal year 2011.  No commitments or timelines have been finalized for any further Phase 1 capacity expansions or for the construction of Phase 2.  In addition to equipment investments and startup costs, we will also provide a cash prepayment of approximately $56 million in fiscal year 2011 to be credited against future charges.  If and when Phase 2 is built, we are committed to an initial ramp in Phase 2 similar to the ramp in Phase 1.  We and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each of the parties’ proportionate level of equipment funding.

In July 2010, we announced that Dr. Eli Harari, our Founder, Chairman and Chief Executive Officer, will retire from his current positions on December 31, 2010.  Dr. Harari will provide consulting services, particularly technology related, to us for a period of two years starting January 1, 2011.  Our Board of Directors appointed Sanjay Mehrotra, currently our President and Chief Operating Officer, to be our President and Chief Executive Officer effective January 1, 2011.  The Board also announced that Michael Marks, a member of the SanDisk Board since 2003, will assume the role of Chairman effective January 1, 2011.

Results of Operations.
	Three months ended				Six months ended
	July 4, 2010	% of Revenues	June 28, 2009	% of Revenues	July 4, 2010	% of Revenues	June 28, 2009	% of Revenues
	(In millions, except percentages)
Product revenues	$1,091.3	92.6%	$610.4	83.6%	$2,084.5	92.0%	$1,198.5	86.2%
License and royalty revenues	87.8	7.4%	120.2	16.4%	181.2	8.0%	191.5	13.8%
Total revenues	1,179.1	100.0%	730.6	100.0%	2,265.7	100.0%	1,390.0	100.0%
Cost of product revenues	629.6	53.4%	478.5	65.5%	1,212.9	53.5%	1,135.9	81.7%
Amortization of acquisition-related intangible assets	3.1	0.3%	3.1	0.4%	6.2	0.3%	6.2	0.5%
Total cost of product revenues	632.7	53.7%	481.6	65.9%	1,219.1	53.8%	1,142.1	82.2%
Gross profit	546.4	46.3%	249.0	34.1%	1,046.6	46.2%	247.9	17.8%
Operating expenses
Research and development	99.8	8.5%	91.2	12.5%	198.5	8.8%	178.1	12.8%
Sales and marketing	52.1	4.4%	50.4	6.9%	100.6	4.4%	88.3	6.4%
General and administrative	35.4	3.0%	38.7	5.3%	74.1	3.3%	77.0	5.5%
Amortization of acquisition-related intangible assets	0.3	─	0.3	─	0.6	─	0.6	─
Restructuring and other	─	─	─	─	─	─	0.8	0.1%
Total operating expenses	187.6	15.9%	180.6	24.7%	373.8	16.5%	344.8	24.8%
Operating income (loss)	358.8	30.4%	68.4	9.4%	672.8	29.7%	(96.9)	(7.0%)
Other income (expense)	─	0.0%	4.7	0.6%	9.0	0.4%	(14.0)	(1.0%)
Income (loss) before provision for income taxes	358.8	30.4%	73.1	10.0%	681.8	30.1%	(110.9)	(8.0%)
Provision for income taxes	100.9	8.5%	20.6	2.8%	189.2	8.4%	44.6	3.2%
Net income (loss)	$257.9	21.9%	$52.5	7.2%	$492.6	21.7%	$(155.5)	(11.2%)

Product Revenues.
	Three months ended			Six months ended
	July 4, 2010	June 28, 2009	Percent Change	July 4, 2010	June 28, 2009	Percent Change
	(In millions, except percentages)
Retail	$381.7	$357.8	6.7%	$752.2	$704.4	6.8%
OEM	709.6	252.6	180.9%	1,332.3	494.1	169.6%
Product revenues	$1,091.3	$610.4	78.8%	$2,084.5	$1,198.5	73.9%

The increase in our product revenues for the three months ended July 4, 2010 compared to the three months ended June 28, 2009 reflected growth in total gigabytes sold of 116%, largely driven by sales of mobile handset products, imaging products and wafers and components.  Average selling price per gigabyte for the three months ended July 4, 2010 declined 18% compared to the three months ended June 28, 2009, partially reflecting an increase in average capacity of 16%, as higher capacity products generally have lower average selling prices per gigabyte, as well as an increased mix of OEM sales, which also carry a lower price per gigabyte.  OEM revenues in the three months ended July 4, 2010 increased compared to the three months ended June 28, 2009 due to increased sales of cards, embedded solutions, non-branded products, wafers and components, primarily to the mobile market and to new channels that we added in the second half of fiscal 2009.  Retail product revenues in the three months ended July 4, 2010 increased modestly compared to the three months ended June 28, 2009.

The increase in our product revenues for the six months ended July 4, 2010 compared to the six months ended June 28, 2009 reflected increases in total gigabytes sold of 93% and average capacity of 11%.  Average selling price per gigabyte decreased 10% compared to the six months ended June 28, 2009.  OEM revenues increased in the six months ended July 4, 2010 compared to the six months ended June 28, 2009 due to increased sales of cards, embedded solutions, non-branded products, wafers and components, primarily to the mobile market and to new channels that we added in the second half of fiscal 2009.  The increase in retail product revenues for the six months ended July 4, 2010 compared to the six months ended June 28, 2009 was driven primarily by increased demand for imaging products and increased consumer spending in Asia-Pacific.

Our ten largest customers represented approximately 45% and 44% of our total revenues in the three and six months ended July 4, 2010, respectively, compared to 50% and 46% in the three and six months ended and June 28, 2009, respectively.  In the three and six months ended June 28, 2009, revenues from Samsung Electronics Co. Ltd., or Samsung, which included both license and royalty revenues and product revenues, accounted for 14% and 11% of our total revenues, respectively.  Other than Samsung in fiscal year 2009, no other customer exceeded 10% of our total revenues during the three and six months ended July 4, 2010 and June 28, 2009.

Geographical Product Revenues.
	Three months ended					Six months ended
	July 4, 2010	% of Product Revenues	June 28, 2009	% of Product Revenues	Percent Change	July 4, 2010	% of Product Revenues	June 28, 2009	% of Product Revenues	Percent Change
	(In millions, except percentages)
United States	$170.4	15.6%	$228.2	37.4%	(25.4%)	$336.0	16.1%	$442.2	36.9%	(24.0%)
Europe, Middle East and Africa	174.4	16.0%	152.0	24.9%	14.7%	336.4	16.1%	303.0	25.3%	11.0%
Asia-Pacific	712.1	65.3%	220.9	36.2%	222.4%	1,355.0	65.0%	431.8	36.0%	213.8%
Other foreign countries	34.4	3.1%	9.3	1.5%	270.1%	57.1	2.8%	21.5	1.8%	165.6%
Product revenues	$1,091.3	100.0%	$610.4	100.0%	78.8%	$2,084.5	100.0%	$1,198.5	100.0%	73.9%

Product revenues in Asia-Pacific, which includes Japan, increased for the three and six months ended July 4, 2010 as compared to the three and six months ended June 28, 2009, due primarily to growth in our OEM channel sales for the mobile market, increased sales of non-branded products, wafers and components, and growth in retail sales due to increased consumer demand.  The decrease in product revenues for the United States in the three and six months ended July 4, 2010 compared to the three and six months ended June 28, 2009 primarily reflected a shift in the delivery location of OEM products from the U.S. to Asia-Pacific.  The increase in product revenues for Europe, Middle East and Africa in the three and six months ended July 4, 2010 compared to the three and six months ended June 28, 2009 was a result of increased OEM sales primarily for the mobile market, partially offset by reduced retail revenues due to weak economic conditions.

License and Royalty Revenues.
	Three months ended			Six months ended
	July 4, 2010	June 28, 2009	Percent Change	July 4, 2010	June 28, 2009	Percent Change
	(In millions, except percentages)
License and royalty revenues	$87.8	$120.2	(27.0%)	$181.2	$191.5	(5.4%)

The decrease in our license and royalty revenues for the three and six months ended July 4, 2010 compared to the three and six months ended June 28, 2009 was primarily due to a lower royalty rate in our current license agreement with Samsung.

Gross Profit and Margin.
	Three months ended			Six months ended
	July 4, 2010	June 28, 2009	Percent Change	July 4, 2010	June 28, 2009	Percent Change
	(In millions, except percentages)
Product gross profit	$458.6	$128.9	255.8%	$865.4	$56.3	1437.1%
Product gross margin (as a percent of product revenues)	42.0%	21.1%		41.5%	4.7%
Total gross margin (as a percent of total revenues)	46.3%	34.1%		46.2%	17.8%

Product gross profit and product gross margin for the three and six months ended July 4, 2010 was substantially higher than the three and six months ended June 28, 2009 due to cost reductions exceeding average selling price reductions.  The decrease in product cost is due to wafer production transitioning from 43-nanometer to 32-nanometer technology, increased usage of 3-bits per cell memory, and production at Flash Ventures, running at full utilization in fiscal year 2010 compared to less than full utilization in the first half of fiscal year 2009.

Research and Development.
	Three months ended			Six months ended
	July 4, 2010	June 28, 2009	Percent Change	July 4, 2010	June 28, 2009	Percent Change
	(In millions, except percentages)
Research and development	$99.8	$91.2	9.4%	$198.5	$178.1	11.5%
Percent of revenue	8.5%	12.5%		8.8%	12.8%

The increase in our research and development expense for the three months ended July 4, 2010 compared to the three months ended June 28, 2009 was due primarily to higher third-party engineering costs of $4.4 million and employee-related costs of $3.9 million related to increased headcount and compensation expense.

The increase in our research and development expense for the six months ended July 4, 2010 compared to the six months ended June 28, 2009 was due primarily to higher employee-related costs of $15.2 million related to increased headcount and compensation expense, and higher third-party engineering costs of $4.8 million.

Sales and Marketing.
	Three months ended			Six months ended
	July 4, 2010	June 28, 2009	Percent Change	July 4, 2010	June 28, 2009	Percent Change
	(In millions, except percentages)
Sales and marketing	$52.1	$50.4	3.4%	$100.6	$88.3	13.9%
Percent of revenue	4.4%	6.9%		4.4%	6.4%

There were no significant changes in expense categories or in total for our sales and marketing expense for the three months ended July 4, 2010 compared to the three months ended June 28, 2009.  The increase in our sales and marketing expense for the six months ended July 4, 2010 compared to the six months ended June 28, 2009 was primarily due to increased branding and merchandising costs of $10.1 million and employee-related costs of $4.0 million, offset by lower outside service costs of $2.2 million.

General and Administrative.
	Three months ended			Six months ended
	July 4, 2010	June 28, 2009	Percent Change	July 4, 2010	June 28, 2009	Percent Change
	(In millions, except percentages)
General and administrative	$35.4	$38.7	(8.5%)	$74.1	$77.0	(3.8%)
Percent of revenue	3.0%	5.3%		3.3%	5.5%

The decline in our general and administrative expense for the three months ended July 4, 2010 compared to the three months ended June 28, 2009 reflects lower legal and outside service costs of ($6.5) million, offset by higher bad debt expense of $2.0 million and employee-related costs of $1.1 million.  The decline in our general and administrative expense for the six months ended July 4, 2010 compared to the six months ended June 28, 2009 reflects lower legal and outside service costs of ($8.4) million, offset by higher employee-related costs of $5.5 million, primarily due to increased incentive compensation expense.

        In connection with the planned retirement of our CEO, Dr. Harari, on December 31, 2010, we expect to expense in the second half of fiscal 2010, a cash payment to Dr. Harari of approximately $4 million and a non-cash charge related to the modification of stock options and restricted stock units held by Dr. Harari of approximately $19 million to $21 million, subject to future market conditions, including but not limited to our stock price.

Amortization of Acquisition-Related Intangible Assets.
	Three months ended			Six months ended
	July 4, 2010	June 28, 2009	Percent Change	July 4, 2010	June 28, 2009	Percent Change
(In millions, except percentages)
Amortization of acquisition-related intangible assets	$0.3	$0.3	0.0%	$0.6	$0.6	0.0%
Percent of revenue	─	─		─	─

Amortization of acquisition-related intangible assets relate to the intangible assets acquired from Matrix Semiconductor, Inc., which will be amortized through fiscal year 2014, and MusicGremlin, Inc., which will be amortized through part of fiscal year 2011.

Restructuring and Other.
	Three months ended			Six months ended
	July 4, 2010	June 28, 2009	Percent Change	July 4, 2010	June 28, 2009	Percent Change
	(In millions, except percentages)
Restructuring and others	$ ─	$ ─	0.0%	$ ─	$0.8	(100.0%)
Percent of revenue	─	─		─	0.1%

For the three and six months ended July 4, 2010, we recorded no charge related to employee severance costs under our restructuring plans compared to zero and $0.8 million recorded for the same periods in fiscal year 2009.

Other Income (Expense).
	Three months ended				Six months ended
	July 4, 2010		June 28, 2009	Percent Change	July 4, 2010	June 28, 2009	Percent Change
	(In millions, except percentages)
Interest income		$12.2	$14.1	(13.5%)	$24.6	$33.4	(26.3%)
Interest expense		(18.1)	(17.3)	4.6%	(36.1)	(34.3)	5.2%
Income (loss) from equity investments		0.3	3.0	(90.0%)	(0.4)	2.1	(119.0%)
Other income (expense), net		5.6	4.9	14.3%	20.9	(15.2)	(237.5%)
Total other income (expense), net	$	─	$4.7	(100.0%)	$9.0	$(14.0)	(164.3%)

The decrease in “Total other income (expense), net” for the three months ended July 4, 2010 compared to three months ended June 28, 2009 was primarily due to lower interest income and lower income from equity investments.  The increase in “Total other income (expense), net” for the six months ended July 4, 2010 compared to the six months ended June 28, 2009 was primarily due to non-recurring gains on the sale of assets and investments in the first quarter of fiscal year 2010 reflected in “Other income (expense), net,” offset by a decrease in interest income due to lower interest rates.  In February 2010, we sold our SIM business net assets which resulted in a gain of $13.2 million recorded in “Other income (expense).”  “Other income (expense), net” was negative for the six months ended June 28, 2009 due to bank charges and fees of ($10.9) million related to the restructuring of the Flash Ventures master equipment leases and impairment of our equity investment in FlashVision Ltd. of ($7.9) million.

Provision for Income Taxes.
	Three months ended			Six months ended
	July 4, 2010	June 28, 2009	Percent Change	July 4, 2010	June 28, 2009	Percent Change
	(In millions, except percentages)
Provision for income taxes	$100.9	$20.6	389.8%	$189.2	$44.6	324.2%
Effective tax rate	28.1%	27.3%		27.7%	(41.2%)

The provision for income taxes for the three and six months ended July 4, 2010 increased from the three and six months ended June 28, 2009 primarily due to increased federal taxes based upon higher U.S. income.  The tax provision for the three and six months ended July 4, 2010 includes U.S. taxes net of changes in the valuation allowance of the U.S. deferred tax assets.  Due to our valuation allowance for U.S. deferred tax assets, the tax provision for the three and six months ended June 28, 2009 primarily reflects taxes on our income generating foreign jurisdictions, and withholding taxes on license and royalty income from certain foreign licensees.  As of July 4, 2010, due to recent net cumulative losses, a valuation allowance remains on certain U.S. deferred tax assets that are not more-likely-than-not to be realized.  We evaluate our deferred tax asset valuation allowance position on a regular basis.  As a result, management believes a reversal of a substantial portion of the Company's valuation allowance may be possible in the next twelve months.

Unrecognized tax benefits were $193.2 million and $184.8 million as of July 4, 2010 and April 4, 2010, respectively.  Unrecognized tax benefits that would impact the effective tax rate in the future are approximately $103.8 million at July 4, 2010.  Income tax expense in the three and six months ended July 4, 2010 included interest and penalties of $1.0 million and $2.5 million, respectively.

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

Non-GAAP Financial Measures

Reconciliation of Net Income (Loss).

	Three months ended		Six months ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands except per share amounts)
Net income (loss)	$257,894	$52,507	$492,585	$(155,488)
Share-based compensation	14,977	22,354	31,847	38,684
Amortization of acquisition-related intangible assets	3,423	3,423	6,847	6,847
Convertible debt interest	14,208	13,159	28,129	26,085
Income tax adjustments	(32,702)	(8,495)	(76,566)	58,357
Non-GAAP net income (loss)	$257,800	$82,948	$482,842	$(25,515)

Diluted net income (loss) per share:	$1.08	$0.23	$2.07	$(0.69)
Share-based compensation	0.06	0.10	0.13	0.17
Amortization of acquisition-related intangible assets	0.02	0.01	0.03	0.03
Convertible debt interest	0.06	0.06	0.12	0.12
Income tax adjustments	(0.14)	(0.04)	(0.32)	0.26
Non-GAAP diluted net income (loss) per share:	$1.08	$0.36	$2.03	$(0.11)

Shares used in computing diluted net income (loss) per share:
GAAP	239,801	231,066	238,566	226,753
Non-GAAP	238,807	231,818	237,652	226,753

We believe that providing this additional information is useful in enabling the investor to better assess and understand our operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because our management typically monitors our business excluding these items.  We also use these non-GAAP measures to establish operational goals and for measuring performance for compensation purposes.  However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, and not as a replacement for, results presented in accordance with GAAP.

We believe that the presentation of non-GAAP measures, including net income (loss) and non-GAAP net income (loss) per diluted share, provides important supplemental information to management and investors regarding financial and business trends relating to our results of operations.  We believe that the use of these non-GAAP financial measures also provides consistency and comparability with our past financial reports.

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

Internally, these non-GAAP measures are significant measures used by us for:

• evaluating the core operating performance of the company;
• establishing internal budgets;
• setting and determining variable compensation levels;
• calculating return on investment for development programs and growth initiatives;
• comparing performance with internal forecasts and targeted business models;
• strategic planning; and
• benchmarking performance externally against our competitors.

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

Liquidity and Capital Resources.

Our cash flows were as follows:
	Six months ended
	July 4, 2010	June 28, 2009	Percent Change
	(In millions, except percentages)
Net cash provided by (used in) operating activities	$713.3	$(138.5)	614.9%
Net cash provided by (used in) investing activities	(603.8)	53.3	(1233.1%)
Net cash provided by financing activities	23.1	6.3	267.9%
Effect of changes in foreign currency exchange rates on cash	4.0	1.4	185.7%
Net increase (decrease) in cash and cash equivalents	$136.6	$(77.5)	276.2%

Operating Activities.  Cash provided by operations was $713.3 million for the six months ended July 4, 2010 as compared to cash used in operations of ($138.5) million for the six months ended June 28, 2009.  The increase in cash provided by operations in the six months ended July 4, 2010 compared to the six months ended June 28, 2009 resulted primarily from net income of $492.6 million, adjusted for non-cash items, compared with a net loss of ($155.5) million, adjusted for non-cash items.  Cash flow from accounts receivable decreased, as reflected by higher accounts receivable levels compared with the prior year, due to increased revenue in the first half of fiscal year 2010.  We have not seen a deterioration in the credit worthiness of our customers in fiscal year 2010.  Cash flow from inventory increased primarily due to increased product revenue consuming additional inventory.  Cash flow from other assets decreased compared to the prior year primarily due to a tax refund received in the first quarter of fiscal year 2009.  Accounts payable trade and accounts payable from related parties increased primarily due to the timing of Flash Ventures payments as compared to the prior year, resulting in more cash on hand as of July 4, 2010.  Cashflow from other liabilities increased in the six months ended July 4, 2010 compared to the six months ended June 28, 2009 as a result of increased deferred revenue, primarily from licensee payments received in advance of revenue recognition.

Investing Activities.  Cash used for investing activities for the first half of fiscal year 2010 was ($603.8) million as compared to cash provided by investing activities of $53.3 million in the first half of fiscal year 2009.  The higher usage of cash in investing activities in the six months ended July 4, 2010 was primarily related to increased purchases of short and long-term marketable securities, offset by no new loans made to Flash Ventures and a reduced investment in property and equipment.  In addition, in the first six months of fiscal year 2010, we received proceeds of $17.8 million related to the sale of our SIM business net assets.

Financing Activities.  Net cash provided by financing activities for the first six months of fiscal year 2010 was $23.1 million compared to $6.3 million in the first six months of fiscal year 2009, primarily due to higher cash received from employee stock programs and the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized, partially offset by the redemption of our $75.0 million 1% convertible notes in the first quarter of fiscal year 2010.

Liquid Assets.  At July 4, 2010, we had cash, cash equivalents and short-term marketable securities of $2.43 billion.  We had $1.29 billion of long-term marketable securities which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining contractual maturity of the investment being greater than one year.

Short-Term Liquidity.  As of July 4, 2010, our working capital balance was $2.57 billion.  We expect cash usage related to our loans to Flash Ventures as well as our investments in property and equipment in the remaining six months of fiscal year 2010 to be approximately $250 million to $300 million.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements.  The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from Standard & Poors, or S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of July 4, 2010, Flash Ventures was in compliance with all of its master lease covenants.  As of July 4, 2010, our R&I credit rating was BBB-, two notches above the required minimum corporate rating threshold from R&I and our S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.

If both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $965.8 million outstanding lease obligations covered by our guarantee under such Flash Ventures master lease agreements, based upon the exchange rate at July 4, 2010, which would negatively impact our short-term liquidity.

Long-Term Requirements.  Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business in the future.  In July 2010, we and Toshiba entered into an agreement to create a new flash venture, of which the Company will own 49.9% and Toshiba will own 50.1%, to operate in Toshiba’s Fab 5 facility, or Fab 5.  See “Ventures with Toshiba” below for expected future obligations.

We may also make equity investments in other companies, or engage in merger or acquisition transactions.  These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts, could prevent us from funding Flash Ventures or new fabrication facilities; increasing our wafer supply; developing or enhancing our products; taking advantage of future opportunities; engaging in investments in or acquisitions of companies; growing our business; responding to competitive pressures or unanticipated industry changes; any of which could harm our business.

Financing Arrangements.  At July 4, 2010, we had $1.15 billion aggregate principal amount of 1% Senior Convertible Notes due 2013, or 1% Notes due 2013 outstanding.

Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share.  As of July 4, 2010, the warrants had an expected life of approximately 3.1 years and expire in August 2013.  At expiration, we may, at our option, elect to settle the warrants on a net share basis.  As of July 4, 2010, the warrants had not been exercised and remain outstanding.  In addition, concurrent with the issuance of the 1% Notes due 2013, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes due 2013.  As of July 4, 2010, we had not purchased any shares under this convertible bond hedge agreement.

Ventures with Toshiba.  We are a 49.9% owner in both Flash Partners and Flash Alliance, our business ventures with Toshiba to develop and manufacture NAND flash memory products.  In July 2010, we and Toshiba entered into an agreement to create a new flash venture, of which we will own 49.9% and Toshiba will own 50.1%, to operate in Toshiba’s Fab 5 facility, or Fab 5.  Toshiba will own and fund the construction of the Fab 5 building, which will be located in Yokkaichi, Japan, adjacent to the site of our current Flash Partners and Flash Alliance ventures.  Fab 5 is expected to be constructed by Toshiba in two phases.  Phase 1 is expected to be completed in the second quarter of fiscal year 2011, with initial NAND production scheduled for the second half of fiscal year 2011.  On completion of the second phase, Fab 5 is expected to be of similar size and capacity to Toshiba’s existing Fab 4 facility.  We expect that Fab 5 will increase our 2011 wafer output by less than 10%.  We are committed to 50% of the initial ramp within Phase 1 of Fab 5, for which we currently expect our portion of equipment investments and startup costs to be approximately $500 million through fiscal year 2011.  No commitments or timelines have been finalized for any further Phase 1 capacity expansions or for the construction of Phase 2.  In addition to equipment investments and startup costs, we will also provide a cash prepayment of approximately $56 million in fiscal year 2011 to be credited against future charges.  If and when Phase 2 is built, we are committed to an initial ramp in Phase 2 similar to the ramp in Phase 1.  We and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each of the parties’ proportionate level of equipment funding.

With these ventures, we and Toshiba collaborate in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by these ventures.  This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba.  These ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup.  We are contractually obligated to purchase half of these ventures’ NAND wafer supply or pay for 50% of the fixed costs of these ventures.  We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers.  See Note 12, “Related Parties and Strategic Investments,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

The cost of the wafers we purchase from these ventures is recorded in inventory and ultimately cost of product revenues.  These ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we do not have a controlling financial interest in each venture.  Accordingly, we account for our investments under the equity method and do not consolidate.

We participate in other common research and development activities with Toshiba but are not committed to any minimum funding level.

For semiconductor fixed assets that are leased by these ventures, we and/or Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under master lease agreements entered into from December 2004 through April 2010.  These master lease obligations are denominated in Japanese yen and are noncancelable.  Our total master lease obligation guarantee as of July 4, 2010 was 84.7 billion Japanese yen, or approximately $966 million based upon the exchange rate at July 4, 2010.

In our fiscal year 2009, we and Toshiba restructured Flash Partners and Flash Alliance by selling more than 20% of their capacity to Toshiba.  The restructuring resulted in us receiving value of 79.3 billion Japanese yen of which 26.1 billion Japanese yen, or $277 million, was received in cash, reducing outstanding notes receivable from Flash Ventures and 53.2 billion Japanese yen of value reflected the transfer of off-balance sheet equipment lease guarantee obligations from us to Toshiba.  The restructuring was completed in a series of closings beginning in January 2009 and extending through March 31, 2009.  In the first quarter of fiscal year 2009, transaction costs of $10.9 million related to the sale and transfer of equipment and lease obligations were expensed.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for the ventures in order to convert to new process technologies or add wafer capacity.  Flash Partners has previously reached full wafer capacity.  Flash Alliance is expected to reach full wafer capacity in 2011.  During the remainder of fiscal year 2010, we expect our portion of capital investments in Flash Partners and Flash Alliance for new process technologies and additional wafer capacity to be between $700 million to $800 million, of which we expect approximately $200 million will be funded through additional loans to these ventures, and the remaining amount is expected to be funded through working capital contributions from these ventures.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at July 4, 2010, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 11, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.  Our most significant foreign currency exposure is to the Japanese yen in which we purchase the vast majority of our NAND flash wafers.  In addition, we also have significant costs denominated in the Chinese renminbi and the Israeli new shekel, and we have revenue denominated in the European euro and the British pound.  We do not enter into derivatives for speculative or trading purposes.  We use foreign currency forward and cross currency swap contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar.  We use foreign currency forward contracts and options to partially hedge our future Japanese yen costs for NAND flash wafers.  Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense), or as a component of accumulated other comprehensive income and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized.  These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.  See Note 3, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

There were no significant changes to our critical accounting policies during the fiscal quarter ended July 4, 2010.  For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on February 25, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  As of July 4, 2010, a hypothetical 50 basis point increase in interest rates would result in an approximate $15.0 million decline (less than 0.62%) of the fair value of our available-for-sale debt securities.

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

At July 4, 2010, we had foreign currency forward contracts and cross currency swap contracts in place that amounted to a net sale in U.S. dollar equivalent of approximately $173.1 million in foreign currencies to hedge our foreign currency denominated monetary net asset position.  The maturities of these contracts were 24 months or less.

At July 4, 2010, we had foreign currency forward and option contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $213.3 million to partially hedge our expected future wafer purchases in Japanese yen.  The maturities of these contracts were 5 months or less.

The notional amount and unrealized gain or loss of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of July 4, 2010 is shown in the table below.  In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.  These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of July 4, 2010	Change in Fair Value Due to 10% Adverse Rate Movement
	(In thousands)
Cross currency swap contracts entered	$(435,105)	$(40,973)	$(46,232)
Forward contracts sold	(70,093)	(1,254)	(7,445)
Forward contracts purchased	332,083	5,548	36,900
Total net outstanding contracts	$(173,115)	$(36,679)	$(16,777)

The notional amount and fair value of our outstanding forward and option contracts that are designated as cash flow hedges as of July 4, 2010 is shown in the table below.  In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Fair Value as of July 4, 2010	Change in Fair Value Due to 10% Adverse Rate Movement
	(In thousands)
Option contracts purchased	$213,333	$6,483	$(9,807)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we do hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk.  We also hold available-for-sale equity securities in semiconductor wafer manufacturing companies, a portion of which is hedged.  As of July 4, 2010, a reduction in price of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $1.0 million.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at July 4, 2010.  Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of July 4, 2010.  Based on their evaluation as of July 4, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended July 4, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 13, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.        Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2010.

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
  insufficient supply from captive flash memory sources and inability to obtain non-captive flash memory supply of the right product mix with adequate margins in the time frame necessary to meet demand;
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
  less than anticipated demand, including general economic weakness in our markets;
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
  inability to develop or unexpected difficulties or delays in developing, manufacturing with acceptable yields, or ramping, new technologies such as 2X-nanometer or next generation process technology, 3-bits per cell NAND memory architecture, 3-Dimensional, or 3D, Read/Write, or other advanced, alternative technologies;
  insufficient assembly and test capacity from our Shanghai facility or our contract manufacturers, labor unrest, strikes or other disruptions in operations at any of these facilities;
  difficulty in forecasting and managing inventory levels due to noncancelable contractual obligations to purchase materials, such as custom non-memory materials, and the need to build finished product in advance of customer purchase orders;
  timing, volume and cost of wafer production from Flash Ventures as impacted by fab start-up delays and costs, technology transitions, lower than expected yields or production interruptions;
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

We require an adequate level of product gross margins to continue to invest in our business.  While product gross margins improved in fiscal year 2009 and the first half of fiscal year 2010, our ability to sustain sufficient product gross margin and profitability on a quarterly or annual basis in the future depends in part on industry and our supply/demand balance, our ability to reduce cost per gigabyte at an equal or higher rate than the price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers, and our ability to manage expenses.  For example, we experienced negative product gross margins for fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write downs.  In July 2010, we and Toshiba entered into an agreement to create a new flash venture, of which we will own 49.9% and Toshiba will own 50.1%, to operate in Toshiba’s Fab 5 facility, or Fab 5.  We will need an adequate level of product gross margins to sufficiently fund this capital expansion.  If we fail to maintain adequate product gross margins and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities, including funding technology development and capacity expansion.

Our inability to obtain sufficient flash memory supply could cause us to lose sales and market share, and harm our operating results.  We are currently experiencing significant growth in demand for our flash memory products, and demand from our customers may exceed the supply of captive and non-captive flash memory available to us.  We are in the process of completing the expansion of Flash Alliance, and have recently announced a new flash venture with Toshiba.  However, it is uncertain whether additional supply provided by these expansions will enable us to meet expected demand.  While we have various sources of non-captive supply, our purchases of non-captive supply may be limited due to the required advanced purchase order lead-times, the product mix available and the higher cost of this non-captive supply.  Our inability to obtain supply to meet demand may cause us to lose sales, market share and corresponding profits, which would harm our operating results.

Competitive pricing pressures and excess supply have resulted in lower average selling prices and negative product gross margins in the past, and if we do not experience adequate price elasticity, our revenues may decline.  For more than a year through 2008, the NAND flash memory industry was characterized by supply exceeding demand, which led to significant declines in average selling prices.  Price declines exceeded our cost declines in fiscal years 2008, 2007 and 2006.  Significant price declines resulted in negative product gross margins in fiscal year 2008 and the first quarter of fiscal year 2009.  Price declines may be influenced by, among other factors, supply exceeding demand, macroeconomic factors, technology transitions, conversion of industry DRAM capacity to NAND, and new technologies or other strategic actions taken by us or our competitors to gain market share.  During 2010, we, as well as other NAND manufacturers, have announced plans for new capacity expansion primarily beginning in the second half of 2011.  If capacity grows at a faster rate than market demand, the industry could again experience significant price declines, which would negatively affect average selling prices, or we may incur adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity, both of which would negatively impact our margins and operating results.  Additionally, if our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions fail to keep pace with the rate of price declines, our product gross margins and operating results will be harmed, which could lead to quarterly or annual net losses.

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

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers, or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer.  Our ten largest customers or licensees represented approximately 45% and 44% of our total revenues in the three and six months ended July 4, 2010, respectively, compared to 50% and 46% in the three and six months ended June 28, 2009, respectively.  In the three and six months ended June 28, 2009, revenue from Samsung Electronics Co. Ltd., or Samsung, which included both license and royalty revenues and product revenues, accounted for 14% and 11% of our total revenues, respectively.  Other than Samsung in fiscal year 2009, no other customer exceeded 10% of our total revenues in the three and six months ended July 4, 2010 and June 28, 2009.  The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and we expect fluctuations to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period.  If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer.  If we fail to comply with the contractual terms of our significant customer contracts, the business covered under these contracts and our financial results may be harmed.  Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and patents expire or if licensees fail to perform on a portion or all of their contractual obligations.  Our sales are generally made from standard purchase orders rather than long-term contracts.  Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty.

Our revenues depend in part on the success of products sold by our OEM customers.  A portion of our sales is to OEMs.  Most of our OEM customers bundle or embed our flash memory products with their products, such as mobile phones, global positioning systems, or GPS, devices and computers.  We also sell wafers and components to some of our OEM customers, as well as non-branded products which are re-branded and distributed by certain OEM customers.  Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, market and sell their products successfully in their markets.  Should our OEM customers be unsuccessful in selling their current or future products that include our products, or should they decide to not use our products, our results of operations and financial condition could be harmed.  OEM manufacturers of consumer devices, including mobile phones and tablets continue to increase their usage of embedded flash storage.  Embedded flash storage solutions typically require lengthy customer product qualifications, which could slow the adoption of our latest technology transitions and thereby have a negative impact on our gross margins by limiting our ability to reduce costs.  Also since our embedded solutions are specifically qualified, we would be restricted from using our sources of non-captive supply, resulting in the potential need for further capital investment in our captive capacity.  In 2009, we added OEMs to which we are selling non-branded products, wafers and components.  The sales to these OEMs could be more variable than the sales to our historical customer base, and these OEMs may be more inclined to switch to an alternative supplier based on short-term price fluctuations or the timing of product availability.  Sales to these OEMs could also cause a decline in our branded product sales.  In addition, we are selling certain customized products and if the intended customer does not purchase these products as scheduled, we may incur excess inventory or rework costs.

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection, any of which would negatively impact our business, financial condition and results of operations.  A significant portion of our sales is made through retailers, either directly or through distributors.  Sales through these channels typically include rights to return unsold inventory and protection against price declines, as well as participation in various cooperative marketing programs.  As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors.  Price protection against declines in our selling prices has the effect of reducing our deferred revenues, and eventually our revenues.  If our retailers and distributors are not successful, due to weak consumer retail demand caused by an economic downturn, decline in consumer confidence, or other factors, we could continue to experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and results of operations.  Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and, therefore, must rely on them to effectively sell our products over those of our competitors.  Certain of our retail and distributor partners are experiencing financial difficulty and prolonged negative economic conditions could cause liquidity issues for our retail and distributor customers and channels.  For example, two of our North American retail customers, Circuit City Stores, Inc. and Ritz Camera Centers, Inc., filed for bankruptcy protection in 2008 and 2009, respectively.  Negative changes in customer credit-worthiness; the ability of our customers to access credit; or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances.  In addition, we have certain retail customers to which we provide inventory on a consigned basis, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory charges.

The future growth of our business depends on the development and performance of new markets and products for NAND-based flash memory.  Our future growth is dependent on development of new markets, new applications and new products for NAND-based flash memory.  Historically, the digital camera market provided the majority of our revenues, but it is now a more mature market, and the mobile handset market has emerged as the largest segment of our revenues.  Other markets for flash memory include digital audio and video players, embedded memory, universal serial bus, or USB, drives and solid-state drives, or SSDs.  We cannot assure you that the use of flash memory in mobile handsets or other existing markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow.  Our revenue and future growth is also significantly dependent on international markets, and we may face difficulties entering or maintaining sales in some international markets.  Some international markets are subject to a higher degree of commodity pricing or tariffs and import taxes than in the U.S., subjecting us to increased pricing and margin pressure.

Our strategy of investing in captive manufacturing sources could harm us if our competitors are able to produce products at lower costs or if industry supply exceeds demand.  We secure captive sources of NAND through our significant investments in manufacturing capacity.  We believe that by investing in captive sources of NAND, we are able to develop and obtain supply at the lowest cost and access supply during periods of high demand.  Our significant investments in manufacturing capacity require us to obtain and guarantee capital equipment leases and use available cash, which could be used for other corporate purposes.  To the extent we secure manufacturing capacity and supply that is in excess of demand, or our cost is not competitive with other NAND suppliers, we may not achieve an adequate return on our significant investments and our revenues, gross margins and related market share may be harmed.  For example, we recorded charges of $121 million and $63 million in fiscal year 2008 and the first quarter of fiscal year 2009, respectively, for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity for the 90-day period in which we had non-cancelable production plans utilizing less than our share of Flash Ventures’ full capacity.

Our business and the markets we address are subject to significant fluctuations in supply and demand, and our commitments to Flash Ventures and our new venture with Toshiba may result in periods of significant excess inventory.  The start of production by Flash Alliance at the end of fiscal year 2007 and the ramp of production in fiscal year 2008 increased our captive supply and resulted in excess inventory.  As a result, we restructured and reduced our total capacity at Flash Ventures in the first quarter of fiscal year 2009.  However, beginning in the second half of 2010, we are investing in expanded wafer capacity in Flash Alliance, and we and Toshiba have entered into a new venture to further increase our captive memory supply beginning in the second half of fiscal year 2011.  Increases in captive memory supply from these ventures could harm our business and results of operations if our committed supply exceeds demand for our products.  The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs, or under-utilization charges such as those we experienced in fiscal year 2008, which would harm our gross margins and could result in the impairment of our investments in Flash Ventures.

We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand for our older products; and our competitors seek to develop new standards which could reduce demand for our products.  We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features.  Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful.  The success of our new products is dependent on a number of factors, including market acceptance, our ability to manage risks associated with new products and production ramp issues.  New applications, such as flash-based SSDs that are designed to replace hard disk drives in devices such as tablet, notebook and desktop computers, and ebooks, can take several years to develop.  We cannot guarantee that manufacturers will adopt SSDs or that this market will grow as we anticipate.  For the SSD market to become sizeable, the cost of flash memory must decline significantly from current levels so that the price point for the end consumer is compelling.  This requires the use of multi-level cell, or MLC, technology in our SSDs.  There can be no assurance that our MLC-based SSDs will be able to meet the specifications required to gain customer qualification and acceptance.  Other new products, such as slotMusic™, slotRadio™ and our pre-loaded flash memory cards, may not gain market acceptance, and we may not be successful in penetrating the new markets that we target.  Sony Corporation’s, or Sony’s, decision to transition its future devices from the Memory Stick® format to the SD™ format could harm our market share or margins since there are a greater number of competitors selling SD products.

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

We also compete with flash memory card manufacturers and resellers.  These companies purchase or have a captive supply of flash memory components and assemble memory cards.  Our primary competitors currently include, among others, A-DATA Technology Co., Ltd., or A-DATA, Buffalo, Inc., Chips and More GmbH, Dane-Elec Memory, Dexxxon Digital Storage, Inc., dba Emtec Electronics, or EMTEC, Eastman Kodak Company, Elecom Co., Ltd., FUJIFILM Corporation, Gemalto N.V., Hagiwara Sys-Com Co., Ltd., Hama GmbH & Co. KG, Hynix, Imation Corporation, or Imation, and its division Memorex Products, Inc., or Memorex, I-O Data Device, Inc., Kingmax Digital, Inc., Kingston Technology Company, Inc., or Kingston, Lexar Media, Inc., or Lexar, a subsidiary of Micron, Netac Technology Co., Ltd., Panasonic Corporation, PNY Technologies, Inc., or PNY, Power Quotient International Co., Ltd, RITEK Corporation, Samsung, Sony, STMicroelectronics N.V., Toshiba, Transcend Information, Inc., or Transcend, and Verbatim Americas LLC, or Verbatim.

Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do.  The success of our competitors may adversely affect our future revenues or margins and may result in the loss of our key customers.  For example, Toshiba and other manufacturers have increased their market share of flash memory cards for mobile phones, including the microSD™ card, which have been a significant driver of our growth.  In the digital audio market, we face competition from well established companies such as Apple Inc., ARCHOS Technology, Coby Electronics Corporation, Creative Technology Ltd., Koninklijke Philips Electronics N.V., Microsoft Corporation, or Microsoft, Samsung and Sony.  In the USB flash drive market, we face competition from a large number of competitors, including EMTEC, Hynix, Imation, Kingston, Lexar, Memorex, PNY, Sony and Verbatim.  In the market for SSDs, we face competition from large NAND flash producers such as Intel, Samsung and Toshiba, as well as from hard drive manufacturers, such as Seagate Technology LLC, Samsung, Western Digital Corporation, and others, who have established relationships with computer manufacturers.  We also face competition from third-party SSD solutions providers such as A-DATA, Kingston, Phison Electronics Corporation, STEC, Inc. and Transcend.

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

Price increases could reduce our overall product revenues and harm our financial position.  In the first half of fiscal year 2009, we increased prices in order to improve profitability.  Price increases can result in reduced growth in gigabyte demand or even an absolute reduction in gigabyte demand.  For example, in the second quarter of fiscal year 2009, our average selling price per gigabyte increased 12% and our gigabytes sold decreased 7%, both on a sequential basis.  In the future, if we raise prices, our product revenues may be harmed and we may have excess inventory.

Our financial performance depends significantly on worldwide economic conditions and the related impact on levels of consumer spending, which have deteriorated in many countries and regions, including the U.S., and may not recover in the foreseeable future.  Demand for our products is adversely affected by negative macroeconomic factors affecting consumer spending.  The tightening of consumer credit, low level of consumer liquidity, and volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending.  For example, we have experienced and continue to experience weak demand in our European retail markets.  These and other economic factors have reduced demand growth for our products and harmed our business, financial condition and results of operations, and to the extent such economic conditions continue, they could cause further harm to our business, financial condition and results of operations.

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

Under certain conditions, a portion or the entire outstanding lease obligations related to Flash Ventures’ master equipment lease agreements could be accelerated, which would harm our business, results of operations, cash flows, and liquidity.  Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of either BB- from Standard & Poors, or S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of July 4, 2010, Flash Ventures were in compliance with all of their master lease covenants.  As of July 4, 2010, our R&I credit rating was BBB-, two notches above the required minimum corporate rating threshold from R&I and our S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.

If both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration.  If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to $965.8 million, based upon the exchange rate at July 4, 2010, covered by our guarantee under the Flash Ventures master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may or may not be available.

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

The risks of supply disruption are magnified at Toshiba’s Yokkaichi, Japan operations, where Flash Ventures are operated and Toshiba’s foundry capacity is located.  Earthquakes and power outages have resulted in production line stoppages and loss of wafers in Yokkaichi, and similar stoppages and losses may occur in the future.  For example, in the first quarter of fiscal year 2006, a brief power outage occurred at Fab 3, which resulted in a loss of wafers and significant costs associated with bringing the fab back on line.  In addition, the Yokkaichi location is often subject to earthquakes, which could result in production stoppage, a loss of wafers and the incurrence of significant costs.  Moreover, Toshiba’s employees that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt our wafer supply from Flash Ventures.  If we have disruption in our captive wafer supply or if our non-captive sources fail to supply wafers in the amounts and at the times we expect, or we do not place orders with sufficient lead time to receive non-captive supply, we may not have sufficient supply to meet demand and our operating results could be harmed.

Currently, our controller wafers are manufactured by third-party foundries.  Any disruption in the manufacturing operations of our controller wafer vendors would result in delivery delays, harm our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take several quarters to complete.

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

Increase in captive memory supply from our new venture with Toshiba may not produce results as expected.  In July 2010, we and Toshiba entered into an agreement to create a new flash venture, of which we will own 49.9% and Toshiba will own 50.1%, to operate in Toshiba’s Fab 5 facility, or Fab 5.  Toshiba will own and fund the construction of the Fab 5 building, which will be located in Yokkaichi, Japan, adjacent to the site of our current Flash Partners and Flash Alliance ventures.  Fab 5 is expected to be constructed by Toshiba in two phases.  Phase 1 is expected to be completed in the second quarter of fiscal year 2011, with initial NAND production scheduled for the second half of fiscal year 2011.  On completion of the second phase, Fab 5 is expected to be of similar size and capacity to Toshiba’s existing Fab 4 facility.  We expect that Fab 5 will increase our 2011 wafer output by less than 10%.  We are committed to 50% of the initial ramp within Phase 1 of Fab 5, for which we currently expect our portion of equipment investments and startup costs to be approximately $500 million through fiscal year 2011.  No commitments or timelines have been finalized for any further Phase 1 capacity expansions or for the construction of Phase 2.  In addition to equipment investments and startup costs, we will also provide a cash prepayment of approximately $56 million in fiscal year 2011 to be credited against future charges.  If and when Phase 2 is built, we are committed to an initial ramp in Phase 2 similar to the ramp in Phase 1.  We and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each of the parties’ proportionate level of equipment funding.  However, if this new venture does not commence production as planned or does not meet anticipated manufacturing output, we may not have sufficient supply to meet demand, which may lead to a loss in market share and potential revenue growth.  Conversely, this new venture with Toshiba could harm our business and results of operations if our committed supply exceeds demand for our products.  The adverse effects from excess supply could include significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs, and the impairment of our investment in this new venture with Toshiba.  Any future excess or shortage of supply could harm our business, financial condition and results of operations.  In addition, because all of the Flash Ventures, including the new Fab 5, are located in close proximity, any risk of supply disruption at Toshiba’s Yokkaichi, Japan operations may impact all of our ventures with Toshiba, including this new venture, which could impact all of our captive memory wafer supply.

If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment.  Semiconductor manufacturing yields and product reliability are a function of both design and manufacturing process technology, and production delays may be caused by equipment malfunctions, fabrication facility accidents or human error.  Yield problems may not be identified during the production process or improved until an actual product is manufactured and can be tested.  We have, from time-to-time, experienced yields that have adversely affected our business and results of operations.  On more than one occasion, we have experienced adverse yields when we have transitioned to new generations of products.  If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations.  For example, if the production ramp and/or yield of 32-nanometer or 2X-nanometer 2-bits per cell and 3-bits per cell NAND technology wafers does not increase as expected, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and results of operations will be harmed.

We depend on our captive assembly and test manufacturing facility in China and our business could be harmed if this facility does not perform as planned.  Our reliance on our captive assembly and test manufacturing facility near Shanghai, China has increased significantly and we now utilize this factory to satisfy a significant portion of our assembly and test requirements, to produce products with leading-edge technologies such as multi-stack die packages and to provide order fulfillment to certain locations.  In addition, our Shanghai facility currently manages our Asia retail logistics and is transitioning to manage our Europe retail logistics.  Any delays or interruptions in production or the ability to ship product, or issues with manufacturing yields at our captive facility could harm our results of operations and financial condition.  Furthermore, if we were to experience labor unrest, or strikes, or if wages were to increase, our ability to produce and ship products could be impaired and we could experience higher labor costs, which could harm our results of operations, financial condition, and liquidity.

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

In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business.  Successive generations of our products have incorporated semiconductors with greater memory capacity per chip.  The transition to new generations of products, such as products containing 32-nanometer or 2X-nanometer process technologies and/or 3-bits per cell and 4-bits per cell NAND technologies, is highly complex and requires new controllers, new test procedures, potentially new equipment and modifications to numerous aspects of any manufacturing processes, as well as extensive qualification of the new products by our OEM customers and us.  There can be no assurance that these transitions or other future technology transitions will occur on schedule or at the yields or costs that we anticipate.  If Flash Ventures encounters difficulties in transitioning to new technologies, our cost per gigabyte may not remain competitive with the costs achieved by other flash memory producers, which would harm our gross margins and financial results.  In addition, we could face design, manufacturing and equipment challenges when transitioning to the next generation of technologies beyond NAND.  Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.  We have periodically experienced significant delays in the development and volume production ramp-up of our products.  Similar delays could occur in the future and could harm our business, financial condition and results of operations.

Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation.  Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products provide a warranty period, which ranges up to ten years.  Generally, our OEM customers have more stringent requirements than other customers and increases in OEM product revenue could require additional cost to test products or increase service costs and warranty claims.  Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources.  In addition, the substantial majority of our flash memory is supplied by Flash Ventures, and if the wafers contain errors or defects, our overall supply could be adversely affected.  These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, indemnification of our customer’s product recall costs, warranty claims and litigation.  We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and result in an adverse effect on our results of operations and financial condition.

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

We rely on our suppliers and contract manufacturers, some of which are the sole source of supply for our non-memory components, and capacity limitations or the absence of a back-up supplier exposes our supply chain to unanticipated disruptions or potential additional costs.  We do not have long-term supply agreements with some of these vendors.  From time-to-time, certain materials may become difficult or more expensive to obtain which could impact our ability to meet demand and could harm our profitability.  Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply in a timely manner, or at all.

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

We are exposed to foreign currency exchange rate fluctuations that could negatively impact our business, results of operations and financial condition.  A significant portion of our business is conducted in currencies other than the U.S. dollar, which exposes us to adverse changes in foreign currency exchange rates.  These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.  Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen.  For example, since late 2008, the Japanese yen significantly appreciated relative to the U.S. dollar and this increased our cost of NAND flash wafers, negatively impacting our gross margins and results of operations.  In addition, our investments in Flash Ventures are denominated in Japanese yen and adverse changes in the exchange rate could increase the cost to us of future funding or increase our exposure to asset impairments.  We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia.  For example, the European euro has significantly depreciated relative to the U.S. dollar, which has contributed to a reduction in our European retail revenue.  Additionally, we have exposures to emerging market currencies, which can be extremely volatile.  An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened U.S. dollar could increase local operating expenses and the cost of raw materials to the extent purchased in foreign currencies.  We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

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

Our attempts to hedge against currency risks may not be successful, resulting in an adverse impact on our results of operations.  In addition, if we do not successfully manage our hedging program in accordance with current accounting guidelines, we may be subject to adverse accounting treatment of our hedging program, which could harm our results of operations.  There can be no assurance that this hedging program will be economically beneficial to us.  Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants or other restrictions.  Operating losses, third party downgrades of our credit rating or instability in the worldwide financial markets could impact our ability to effectively manage our foreign currency exchange rate risk, which could harm our business, results of operations and financial condition.

We may need to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding Flash Ventures, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.  We currently believe that we have sufficient cash resources to fund our operations as well as our anticipated investments in Flash Ventures and Fab 5 for at least the next twelve months; however, we may decide to raise additional funds to maintain the strength of our balance sheet, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.  The current worldwide financing environment is challenging, which could make it more difficult for us to raise funds on reasonable terms, or at all.  From time-to-time, we may decide to raise additional funds through equity, public or private debt, or lease financings.  If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.  If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business.  If we cannot raise funds on acceptable terms, if and when needed, our credit rating may be downgraded, and we may not be able to develop or enhance our technology or products, fulfill our obligations to Flash Ventures, take advantage of future opportunities including Fab 5, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could harm our business.

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

For example, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of intellectual property rights.  This results, among other things, in the prevalence of counterfeit goods in China.  The enforcement of existing and future laws and contracts remains uncertain, and the implementation and interpretation of such laws may be inconsistent.  Such inconsistency could lead to piracy and degradation of our intellectual property protection.  Although we engage in efforts to prevent counterfeit products from entering the market, those efforts may not be successful.  Our results of operations and financial condition could be harmed by the sale of counterfeit products.  In addition, customs regulations in China are complex and subject to frequent changes, and in the event of a customs compliance issue, our ability to import and export from our factory in Shanghai, China, could be adversely affected, which could harm our results of operations and financial condition.

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

Our success depends on our key personnel, including our executive officers, and the loss of key personnel or the transition of key personnel, including our Chief Executive Officer, could disrupt our business.  Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel.  We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time.  In July 2010, we announced that Dr. Eli Harari, our Founder, Chairman and Chief Executive Officer, will retire from his current positions on December 31, 2010.  Dr. Harari will provide consulting services, particularly technology related, to us for a period of two years starting January 1, 2011.  Our Board of Directors appointed Sanjay Mehrotra, currently our President and Chief Operating Officer, to be our President and Chief Executive Officer effective January 1, 2011.  The Board also announced that Michael Marks, a member of the SanDisk Board since 2003, will assume the role of Chairman effective January 1, 2011.  While we will strive to make this transition as smooth as possible, this leadership change may result in disruptions to our business or operations.  In addition, our success will depend on our ability to recruit and retain additional highly-skilled personnel.  We have relied on equity awards in the form of stock options and restricted stock units as one means for recruiting and retaining highly skilled talent and a reduction in our stock price may reduce the effectiveness of share-based awards for retaining employees.

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

Disruptions in global transportation could impair our ability to deliver or receive product on a timely basis or at all, causing harm to our financial results.  Our raw materials, work-in-process and finished product are primarily distributed via air.  If there are significant disruptions in air travel, we may not be able to deliver our products or receive raw materials.  For example, the volcanic eruption in Iceland in April 2010 halted air traffic for several days over Europe and disrupted other travel routes that pass through Europe, resulting in delayed delivery of our products to certain European countries.  In addition, a natural disaster that affects air travel in Asia could disrupt our ability to receive raw materials in, or ship finished product from, our Shanghai facility or our Asia-based contract manufacturers.  As a result, our business and results of operations may be harmed.

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
We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Senior Convertible Notes due 2013.  We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest.  As of July 4, 2010, we had guarantee obligations for Flash Ventures’ master lease agreements of approximately $965.8 million.  In addition, we have significant commitments for the future fixed costs of Flash Ventures, and we will incur significant obligations with respect to Fab 5 as well as continued investment in Flash Partners and Flash Alliance.  Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

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

The convertible note hedge transactions and the warrant option transactions may affect the value of the notes and our common stock.  We have entered into convertible note hedge transactions with Morgan Stanley & Co. International Limited and Goldman, Sachs & Co., or hereinafter collectively referred to as “the dealers.”  These transactions are expected to reduce the potential dilution upon conversion of the 1% Notes due 2013.  We used approximately $67.3 million of the net proceeds of funds received from the 1% Notes due 2013 to pay the net cost of the convertible note hedge in excess of the warrant transactions.  These transactions were accounted for as an adjustment to our stockholders’ equity.  In connection with hedging these transactions, the dealers or their affiliates:
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

                                                                                      SANDISK CORPORATION
                                                                                     (Registrant)

Dated: August 12, 2010	By: /s/ Judy Bruner
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