Form 10-Q
period 2010-10-03
SANDISK CORP
filed 2010-11-12
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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
Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Number of shares outstanding of the issuer’s common stock $0.001 par value, as of October 3, 2010: 234,503,364.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 3, 2010	January 3, 2010
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$865,388	$1,100,364
Short-term marketable securities	2,038,430	819,002
Accounts receivable from product revenues, net	339,806	234,407
Inventory	526,861	596,493
Deferred taxes	94,204	66,869
Other current assets	63,406	97,639
Total current assets	3,928,095	2,914,774
Long-term marketable securities	2,147,227	1,097,095
Property and equipment, net	248,995	300,997
Notes receivable and investments in the flash ventures with Toshiba	1,619,551	1,507,550
Deferred taxes	76,400	21,210
Intangible assets, net	41,690	58,076
Other non-current assets	54,180	102,017
Total assets	$8,116,138	$6,001,719

LIABILITIES
Current liabilities
Accounts payable trade	$151,677	$134,427
Accounts payable to related parties	163,907	182,091
Convertible short-term debt	—	75,000
Other current accrued liabilities	332,713	234,079
Deferred income on shipments to distributors and retailers and deferred revenue	253,480	245,513
Total current liabilities	901,777	871,110
Convertible long-term debt	1,687,752	934,722
Non-current liabilities	344,334	287,478
Total liabilities	2,933,863	2,093,310

Commitments and contingencies (see Note 11)

EQUITY
Stockholders’ equity
Preferred stock	—	—
Common stock	235	229
Capital in excess of par value	4,630,278	4,268,845
Retained earnings (accumulated deficit)	327,188	(487,489)
Accumulated other comprehensive income	227,732	128,713
Total stockholders’ equity	5,185,433	3,910,298
Non-controlling interests	(3,158)	(1,889)
Total equity	5,182,275	3,908,409
Total liabilities and equity	$8,116,138	$6,001,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands, except per share amounts)
Revenues
Product	$1,137,593	$813,811	$3,222,103	$2,012,342
License and royalty	96,080	121,360	277,301	312,873
Total revenues	1,233,673	935,171	3,499,404	2,325,215
Cost of product revenues	591,296	495,769	1,804,203	1,631,691
Amortization of acquisition-related intangible assets	3,132	3,132	9,396	9,396
Total cost of product revenues	594,428	498,901	1,813,599	1,641,087
Gross profit	639,245	436,270	1,685,805	684,128
Operating expenses
Research and development	111,518	94,925	309,970	273,080
Sales and marketing	50,390	55,750	150,985	144,037
General and administrative	44,524	45,350	118,647	122,311
Amortization of acquisition-related intangible assets	1,089	292	1,672	875
Restructuring and other	—	—	—	765
Total operating expenses	207,521	196,317	581,274	541,068
Operating income	431,724	239,953	1,104,531	143,060
Interest income	13,090	14,012	37,709	47,460
Interest (expense) and other income (expense), net	(16,258)	(16,550)	(31,915)	(63,975)
Total other income (expense)	(3,168)	(2,538)	5,794	(16,515)
Income before provision for income taxes	428,556	237,415	1,110,325	126,545
Provision for income taxes	106,464	6,122	295,648	50,740
Net income	$322,092	$231,293	$814,677	$75,805

Net income per share:
Basic	$1.38	$1.02	$3.52	$0.33
Diluted	$1.34	$0.99	$3.41	$0.33
Shares used in computing net income per share:
Basic	233,918	227,771	231,631	227,092
Diluted	240,717	232,724	239,249	230,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	October 3, 2010	September 27, 2009
	(In thousands)
Cash flows from operating activities:
Net income	$814,677	$75,805
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(95,849)	2,521
Depreciation	102,075	114,595
Amortization	65,349	56,686
Provision for doubtful accounts	(2,804)	1,675
Share-based compensation expense	52,791	58,058
Excess tax benefit from share-based compensation	(19,960)	—
Impairments, restructuring and other	(27,587)	5,701
Other non-operating	25,708	983
Changes in operating assets and liabilities:
Accounts receivable from product revenues	(104,272)	(159,260)
Inventory	66,974	(37,151)
Other assets	1,649	339,275
Accounts payable trade	17,359	(117,625)
Accounts payable to related parties	(18,184)	(77,269)
Other liabilities	214,569	(164,170)
Total adjustments	277,818	24,019
Net cash provided by operating activities	1,092,495	99,824

Cash flows from investing activities:
Purchases of short and long-term marketable securities	(4,231,953)	(1,237,877)
Proceeds from sales of short and long-term marketable securities	1,636,549	857,718
Proceeds from maturities of short and long-term marketable securities	317,805	143,117
Acquisition of property and equipment	(59,728)	(43,354)
Distribution from FlashVision Ltd.	122	12,713
Notes receivable issuance, Flash Partners Ltd. and Flash Alliance Ltd.	—	(377,923)
Notes receivable proceeds, Flash Partners Ltd. and Flash Alliance Ltd.	59,664	330,149
Proceeds from sale of assets	17,767	—
Purchased technology and other assets	(1,982)	(10,653)
Net cash used in investing activities	(2,261,756)	(326,110)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	982,500	—
Purchase of convertible bond hedge	(292,900)	—
Proceeds from issuance of warrants	188,100	—
Repayment of debt financing	(75,000)	—
Proceeds from employee stock programs	107,971	13,998
Excess tax benefit from share-based compensation	19,960	—
Net cash provided by financing activities	930,631	13,998
Effect of changes in foreign currency exchange rates on cash	3,654	2,710
Net decrease in cash and cash equivalents	(234,976)	(209,578)
Cash and cash equivalents at beginning of the period	1,100,364	962,061
Cash and cash equivalents at end of the period	$865,388	$752,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of October 3, 2010, the Condensed Consolidated Statements of Operations for the three and nine months ended October 3, 2010 and September 27, 2009, and the Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2010 and September 27, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 3, 2010 and filed with the SEC on February 25, 2010.  Certain prior period amounts have been reclassified to conform to the current period presentation including certain cash flow line items within investing activities.  The results of operations for the three and nine months ended October 3, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Presentation.  The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters consist of 13 weeks and generally end on the Sunday closest to March 31, June 30 and September 30, respectively.  The third quarter of fiscal years 2010 and 2009 ended on October 3, 2010 and September 27, 2009, respectively.  Fiscal year 2010 consists of 52 weeks and fiscal year 2009 consisted of 53 weeks, with the fourth quarter of fiscal year 2009 having 14 weeks, ending on January 3, 2010.  For accounting and disclosure purposes, an exchange rate at October 3, 2010 of 83.36 was used to convert Japanese yen to U.S. dollars.

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

Revenue Recognition.  On January 4, 2010, the Company early adopted prospectively new accounting guidance as issued by the Financial Accounting Standards Board (“FASB”) related to revenue recognition of multiple element arrangements and revenue arrangements that include software elements.  Multiple element arrangements and arrangements that include software have been immaterial to the Company’s revenue and operating results through October 3, 2010.  The Company allocates revenue to each element based on their relative selling price in accordance with the Company’s normal pricing and discounting practices for the specific product or maintenance when sold separately for all multiple element products.  In addition, the Company analyzes whether tangible products containing software and non-software components that function together should be excluded from industry-specific software revenue recognition guidance.  In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on the Company’s total net revenues in periods after the initial adoption.

Recent Accounting Pronouncements.  In July 2010, the FASB amended the existing guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses.  In addition, the amendments in this update require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables.  This amendment affects the Company’s disclosures as of January 2, 2011, and the Company’s disclosures about activity in annual and interim periods beginning on January 3, 2011.  The Company believes that the adoption of this update will not have a significant impact on its disclosures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Investments and Fair Value Measurements

The Company measures assets and liabilities at fair value based upon exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the assets or liabilities.  The Company’s financial assets are measured at fair value on a recurring basis.

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
Level 2
Valuations based on quoted prices for similar assets or liabilities, valuations for interest-bearing securities based on non-daily quoted prices in active markets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured at fair value on a recurring basis as of October 3, 2010 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$623,042	$623,042	$—	$—
Fixed income securities	4,112,218	94,578	4,017,640	—
Equity securities	77,645	77,645	—	—
Derivative assets	8,382	—	8,382	—
Other	4,465	—	4,465	—
Total financial assets	$4,825,752	$795,265	$4,030,487	$—

Derivative liabilities	$59,048	$—	$59,048	$—
Total financial liabilities	$59,048	$—	$59,048	$—

Financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2010 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$869,643	$869,643	$—	$—
Fixed income securities	1,831,360	61,129	1,770,231	—
Equity securities	85,542	85,542	—	—
Derivative assets	4,433	—	4,433	—
Other	3,395	—	3,395	—
Total financial assets	$2,794,373	$1,016,314	$1,778,059	$—

Derivative liabilities	$23,247	$—	$23,247	$—
Total financial liabilities	$23,247	$—	$23,247	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured at fair value on a recurring basis as of October 3, 2010, were presented on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$627,248	$623,042	$4,206	$—
Short-term marketable securities	2,038,430	95,472	1,942,958	—
Long-term marketable securities	2,147,227	76,751	2,070,476	—
Other current assets and other non-current assets	12,847	—	12,847	—
Total assets	$4,825,752	$795,265	$4,030,487	$—

Other current accrued liabilities	$25,403	$—	$25,403	$—
Non-current liabilities	33,645	—	33,645	—
Total liabilities	$59,048	$—	$59,048	$—
__________________
(1)	Cash equivalents exclude cash of $238.2 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of October 3, 2010.

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
__________________
(1)	Cash equivalents exclude cash of $229.2 million included in Cash and cash equivalents on the Consolidated Balance Sheets as of January 3, 2010.

As of October 3, 2010, the Company did not elect the fair value option for any financial assets and liabilities for which such an election would have been permitted.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Available-for-Sale Investments.  Available-for-sale investments as of October 3, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. Treasury and government agency securities	$99,754	$82	$(2)	$99,834
U.S. government-sponsored agency securities	44,396	182	—	44,578
Corporate notes and bonds	486,336	5,050	(28)	491,358
Asset-backed securities	5,681	65	—	5,746
Mortgage-backed securities	6,996	55	—	7,051
Municipal notes and bonds	3,448,875	16,780	(2,004)	3,463,651
	4,092,038	22,214	(2,034)	4,112,218
Equity investments	68,847	8,798	—	77,645
Total available-for-sale investments	$4,160,885	$31,012	$(2,034)	$4,189,863

Available-for-sale investments as of January 3, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. Treasury and government agency securities	$66,984	$90	$(6)	$67,068
U.S. government-sponsored agency securities	37,211	20	(298)	36,933
Corporate notes and bonds	251,510	1,103	(664)	251,949
Asset-backed securities	27,719	175	—	27,894
Mortgage-backed securities	4,986	20	—	5,006
Municipal notes and bonds	1,422,126	20,581	(197)	1,442,510
	1,810,536	21,989	(1,165)	1,831,360
Equity investments	70,011	15,531	—	85,542
Total available-for-sale investments	$1,880,547	$37,520	$(1,165)	$1,916,902

The fair value and gross unrealized losses on the available-for-sale securities that have been in an unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of October 3, 2010, are summarized in the following table (in thousands).  Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Market Value	Gross Unrealized Loss	Market Value	Gross Unrealized Loss
U.S. Treasury and government agency securities	$21,558	$(2)	$—	$—
Corporate notes and bonds	21,537	(20)	4,345	(8)
Municipal notes and bonds	882,061	(2,004)	—	—
Total	$925,156	$(2,026)	$4,345	$(8)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gross unrealized gains and losses related to publicly-traded equity investments were due to changes in market prices.  The Company has cash flow hedges designated to substantially mitigate risks, both gain and loss, from certain of these equity investments, as discussed in Note 3, “Derivatives and Hedging Activities.”  The gross unrealized loss related to U.S. Treasury and government agency securities and corporate and municipal notes and bonds was primarily due to changes in interest rates.  The gross unrealized loss on all available-for-sale fixed income securities at October 3, 2010 was considered temporary in nature.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.  For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is more likely than not the Company will be required to sell the investments before the recovery of its amortized cost.

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities (in thousands).

	Three months ended		Nine months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Gross realized gains	$3,898	$2,253	$15,685	$9,424
Gross realized (losses)	(4)	(10)	(305)	(570)

Fixed income securities by contractual maturity as of October 3, 2010 are shown below (in thousands).  Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Cost	Estimated Fair Value
Due in one year or less	$2,031,028	$2,035,546
Due after one year through five years	2,061,010	2,076,672
Total	$4,092,038	$4,112,218

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

	As of October 3, 2010		As of January 3, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
1% Notes due 2013	$978,175	$1,058,000	$934,722	$958,813
1.5% Notes due 2017	709,577	932,500	—	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Derivatives and Hedging Activities

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

Cash Flow Hedges.  The Company uses a combination of forward contracts and options designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen.  The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring.  Any gain or loss after a hedge is no longer designated because it is no longer probable of occurring or it is related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income or expense immediately, and was immaterial for the three and nine months ended October 3, 2010 and September 27, 2009.  As of October 3, 2010, the Company had option contracts in place that hedged future purchases of approximately 3.1 billion Japanese yen, or approximately $37 million based upon the exchange rate as of October 3, 2010, and the net unrealized gain on the effective portion of these cash flow hedges was $2.7 million.  The option contracts cover a portion of the Company’s future Japanese yen purchases that are expected to occur during the remainder of fiscal year 2010.

The Company has an outstanding cash flow hedge designated to mitigate equity risk associated with certain available-for-sale investments in equity securities.  The gain or loss on the cash flow hedge is reported as a component of accumulated OCI and will be reclassified into other income (expense) in the same period that the equity securities are sold.  The securities had a fair value of $70.6 million and $71.8 million as of October 3, 2010 and January 3, 2010, respectively.  The cash flow hedge designated to mitigate equity risk of these securities had a fair value of $3.7 million and $0.7 million as of October 3, 2010 and January 3, 2010, respectively.

Other Derivatives.  Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities.  Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at October 3, 2010 with realized and unrealized gains and losses included in other income (expense).  As of October 3, 2010, the Company had foreign currency forward contract hedging exposure in European euro, Japanese yen and British pound.  Foreign currency forward contracts were outstanding to buy and (sell) U.S. dollar equivalent of approximately $299.2 million and ($151.8) million in foreign currencies, respectively, based upon each respective country’s exchange rate at October 3, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has cross currency swap transactions with one counterparty to exchange Japanese yen for U.S. dollars that has a combined notional amount of ($397.1) million and which requires the Company to maintain a minimum liquidity of $1.0 billion.  Liquidity is defined as the sum of the Company’s cash and cash equivalents, and short and long-term marketable securities.  The Company was in compliance with this covenant as of October 3, 2010.  Should the Company fail to comply with this covenant, the Company may be required to settle the unrealized gain or loss on the foreign exchange contracts prior to the original maturity.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts.  Fair value of derivative contracts were as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	October 3, 2010	January 3, 2010	October 3, 2010	January 3, 2010
Designated cash flow hedges
Foreign exchange contracts	$2,753	$—	$—	$—
Equity market risk contract	—	—	3,695	725
	2,753	—	3,695	725
Foreign exchange contracts not designated	1,934	3,708	—	—
Total derivatives	$4,687	$3,708	$3,695	$725

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	October 3, 2010	January 3, 2010	October 3, 2010	January 3, 2010
Foreign exchange contracts not designated	$25,403	$7,794	$33,645	$15,453

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges.  The impact of the effective portion of designated cash flow derivative contracts on the Company’s results of operations was as follows (in thousands):

	Three months ended				Nine months ended
	Amount of gain (loss) recognized in OCI		Amount of gain reclassified from OCI to the Statement of Operations		Amount of gain (loss) recognized in OCI		Amount of gain reclassified from OCI to the Statement of Operations
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Foreign exchange contracts	$3,098	$823	$226	$25,642	$14,310	$(10,759)	$8,856	$49,209
Equity market risk contract	(4,349)	(14,841)	—	—	2,970	(28,520)	—	—

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

The impact of the ineffective portion and amount excluded from effectiveness testing on designated cash flow derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows (in thousands):

	Three months ended		Nine months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Foreign exchange contracts	$21	$69	$(40)	$(1,046)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations.  The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows (in thousands):

	Three months ended		Nine months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Gain (loss) on foreign exchange contracts including forward point income	$(18,784)	$(18,322)	$(33,345)	$76,642
Gain (loss) from revaluation of foreign currency exposures hedged by foreign exchange contracts	24,007	17,719	33,965	(72,552)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Balance Sheet Information

Accounts Receivable from Product Revenues, net.  Accounts receivable from product revenues, net, were as follows (in thousands):

	October 3, 2010	January 3, 2010
Trade accounts receivable	$571,105	$534,549
Allowance for doubtful accounts	(8,696)	(12,348)
Price protection, promotions and other activities	(222,603)	(287,794)
Total accounts receivable from product revenues, net	$339,806	$234,407

Inventory.  Inventories were as follows (in thousands):

	October 3, 2010	January 3, 2010
Raw material	$324,033	$329,966
Work-in-process	60,520	63,767
Finished goods	142,308	202,760
Total inventory	$526,861	$596,493

Other Current Assets.  Other current assets were as follows (in thousands):

	October 3, 2010	January 3, 2010
Royalty and other receivables	$5,704	$53,864
Prepaid expenses	17,386	14,309
Prepaid income taxes and tax-related receivables	35,628	25,758
Other current assets	4,688	3,708
Total other current assets	$63,406	$97,639

Notes Receivable and Investments in the Flash Ventures with Toshiba.  Notes receivable and investments in the flash ventures with Toshiba Corporation (“Toshiba”) were as follows (in thousands):

	October 3, 2010	January 3, 2010
Notes receivable, Flash Partners Ltd.	$563,820	$562,946
Notes receivable, Flash Alliance Ltd.	577,015	520,225
Investment in Flash Partners Ltd.	229,327	199,106
Investment in Flash Alliance Ltd.	249,389	225,273
Total notes receivable and investments in flash ventures with Toshiba	$1,619,551	$1,507,550

See Note 11, “Commitments, Contingencies and Guarantees – Flash Partners and Flash Alliance,” regarding equity method investments and Note 12, “Related Parties and Strategic Investments,” for the Company’s maximum loss exposure related to these variable interest entities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Current Accrued Liabilities.  Other current accrued liabilities were as follows (in thousands):

	October 3, 2010	January 3, 2010
Accrued payroll and related expenses	$121,620	$118,648
Accrued restructuring	1,681	2,622
Foreign currency forward contract payables	25,403	7,794
Income taxes payable	91,020	7,136
Other accrued liabilities	92,989	97,879
Total other current accrued liabilities	$332,713	$234,079

Non-current liabilities.  Non-current liabilities were as follows (in thousands):

	October 3, 2010	January 3, 2010
Deferred tax liability	$34,521	$35,470
Income taxes payable	238,968	206,464
Accrued restructuring	8,079	9,228
Other non-current liabilities	62,766	36,316
Total non-current liabilities	$344,334	$287,478

As of October 3, 2010 and January 3, 2010, the total current accrued restructuring liability was primarily comprised of the current portion of the Company’s excess facility lease obligations.  The non-current accrued restructuring balance and activity from the prior year end was primarily related to excess lease obligations and cash lease obligation payments.  The facility lease obligations extend through the end of the lease term in fiscal year 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Intangible Assets

Intangible Assets.  Intangible asset balances are presented below (in thousands):

	October 3, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$179,300	$(154,321)	$24,979
Developed product technology	12,900	(9,168)	3,732
Acquisition-related intangible assets	192,200	(163,489)	28,711
Technology licenses and patents	34,026	(21,047)	12,979
Total	$226,226	$(184,536)	$41,690

	January 3, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$179,300	$(144,474)	$34,826
Developed product technology	12,900	(7,946)	4,954
Acquisition-related intangible assets	192,200	(152,420)	39,780
Technology licenses and patents	34,026	(15,730)	18,296
Total	$226,226	$(168,150)	$58,076

The annual expected amortization expense of intangible assets as of October 3, 2010, is presented below (in thousands):

	Estimated Amortization Expenses
	Acquisition-Related Intangible Assets	Technology Licenses and Patents
Fiscal Year:
2010 (remaining three months)	$3,132	$1,155
2011	12,529	4,619
2012	12,529	3,971
2013	521	2,670
2014	—	564
Total	$28,711	$12,979

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Warranties

Liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets and the activity for the three and nine months ended October 3, 2010 and September 27, 2009 was as follows (in thousands):

	Three months ended		Nine months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Balance, beginning of period	$26,305	$33,119	$25,909	$36,469
Additions	2,973	6,949	25,978	22,737
Usage	(5,075)	(7,977)	(27,684)	(27,115)
Balance, end of period	$24,203	$32,091	$24,203	$32,091

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt as of October 3, 2010 and January 3, 2010 (in millions):

	October 3, 2010	January 3, 2010
1% Notes due 2013	$1,150.0	$1,150.0
Less: Unamortized interest discount	(171.8)	(215.3)
Net carrying amount of 1% Notes due 2013	978.2	934.7

1.5% Notes due 2017	1,000.0	─
Less: Unamortized interest discount	(290.4)	─
Net carrying amount of 1.5% Notes due 2017	709.6	─

1% Notes due 2035	─	75.0
Total convertible debt	1,687.8	1,009.7
Less: convertible short-term debt	─	(75.0)
Convertible long-term debt	$1,687.8	$934.7

1% Convertible Senior Notes Due 2013.  In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due May 15, 2013 (the “1% Notes due 2013”) at par.  The 1% Notes due 2013 may be converted, under certain circumstances, based on an initial conversion rate of 12.1426 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share).  The net proceeds to the Company from the sale of the 1% Notes due 2013 were $1.13 billion.

The Company separately accounts for the liability and equity components of the 1% Notes due 2013.  The principal amount of the liability component of $753.5 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature.  The carrying value of the equity component was $241.9 million as of October 3, 2010 and January 3, 2010.  The effective interest rate on the liability component of the 1% Notes due 2013 for each of the three and nine months ended October 3, 2010 and September 27, 2009 was 7.4%.

The following table presents the amount of interest cost recognized for the periods relating to both the contractual interest coupon and amortization of the discount on the liability component of the1% Notes due 2013 (in millions):

	Three months ended		Nine months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Contractual interest coupon	$2.9	$2.9	$8.6	$8.6
Amortization of interest discount	14.7	13.7	43.5	40.4
Total interest cost recognized	$17.6	$16.6	$52.1	$49.0

The remaining bond discount of $171.8 million as of October 3, 2010 will be amortized over the remaining life of the 1% Notes due 2013, which is approximately 2.6 years.

Concurrent with the issuance of the 1% Notes due 2013, the Company sold warrants to acquire shares of its common stock at an exercise price of $95.03 per share.  As of October 3, 2010, the warrants had an expected life of approximately 2.9 years and expire in August 2013.  At expiration, the Company may, at its option, elect to settle the warrants on a net share basis.  As of October 3, 2010, the warrants had not been exercised and remain outstanding.  In addition, counterparties agreed to sell to the Company up to approximately 14.0 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day none of the 1% Notes due 2013 remains outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1% Notes due 2013, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1% Notes due 2013.  As of October 3, 2010, the Company had not purchased any shares under the convertible bond hedge agreement.

1.5% Convertible Senior Notes Due 2017.  In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017 (the “1.5% Notes due 2017”) at par.  The 1.5% Notes due 2017 may be converted, under certain circumstances described below, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $52.37 per share).  The net proceeds to the Company from the sale of the 1.5% Notes due 2017 were $981.0 million.

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017.  The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature.  The carrying value of the equity component was $294.0 million as of October 3, 2010.  The effective interest rate on the liability component of the 1.5% Notes due 2017 for each of the three and nine months ended October 3, 2010 was 6.85%.

The following table presents the amount of interest cost recognized for the periods relating to both the contractual interest coupon and amortization of the discount on the liability component of the 1.5% Notes due 2017 (in millions):

	Three months ended	Nine months ended
	October 3, 2010	October 3, 2010
Contractual interest coupon	$1.5	$1.5
Amortization of interest discount	3.6	3.6
Total interest cost recognized	$5.1	$5.1

The remaining bond discount of $290.4 million as of October 3, 2010 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 6.9 years.

The 1.5% Notes due 2017 may be converted prior to the close of business on the scheduled trading day immediately preceding May 15, 2017, in multiples of $1,000 principal amount at the option of the holder under any of the following circumstances: 1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; 2) during any calendar quarter after the calendar quarter ending September 30, 2010, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or 3) upon the occurrence of specified corporate transactions.  On and after May 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date of August 15, 2017, holders may convert their notes at any time, regardless of the foregoing circumstances.

Upon conversion, a holder will receive the conversion value of the 1.5% Notes due 2017 to be converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date.  The conversion value of each 1.5% Notes due 2017 will be paid in: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, a combination of common stock and cash.  The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest.  Upon a “fundamental change” at any time, as defined, the Company will in some cases increase the conversion rate for a holder who elects to convert its 1.5% Notes due 2017 in connection with such fundamental change.  In addition, the holders may require the Company to repurchase for cash all or a portion of their notes upon a “designated event” at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any.

The Company pays cash interest at an annual rate of 1.5%, payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2011.  Debt issuance costs were approximately $19.0 million, of which $5.6 million was allocated to capital in excess of par value and $13.4 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 1.5% Notes due 2017.

Concurrently with the issuance of the 1.5% Notes due 2017, the Company purchased a convertible bond hedge and sold warrants.  The convertible bond hedge transaction is structured to reduce the potential future economic dilution associated with the conversion of the 1.5% Notes due 2017 and, combined with the warrants, to increase the initial conversion price to $73.33 per share.  Each of these components is discussed separately below:
  Convertible Bond Hedge.  Counterparties agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remains outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017.  Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge.  The convertible bond hedge transaction cost of $292.9 million has been accounted for as an equity transaction.  The Company initially recorded a tax benefit of approximately $1.7 million in stockholders’ equity from the deferred tax asset related to the convertible bond hedge at inception of the transaction.
  Sold Warrants.  The Company received $188.1 million from the same counterparties from the sale of warrants to purchase up to approximately 19.1 million shares of the Company’s common stock at an exercise price of $73.33 per share.  As of October 3, 2010, the warrants (separated into 40 separate components) had an average expected life of 7.2 years and expire over 40 different dates from November 13, 2017 through January 10, 2018.  At each expiration date, the Company may, at its option, elect to settle the warrants on a net share basis.  As of October 3, 2010, the warrants had not been exercised and remained outstanding.  The value of the warrants has been classified as equity.
1% Convertible Notes Due 2035.  On February 11, 2010, the Company notified the holders of its 1% Convertible Notes due 2035 that it would exercise its option to redeem the $75.0 million principal amount outstanding on March 15, 2010 for a redemption price of $1,000 per $1,000 principal amount of the notes, plus accrued interest.  On March 15, 2010, the Company completed the redemption of the 1% Convertible Notes due 2035 through an all-cash transaction of $75.0 million plus accrued interest of $0.4 million.  As of the date of the completion of the redemption, the Company had no further obligations related to the 1% Convertible Notes due 2035.

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

	October 3, 2010	January 3, 2010
Accumulated net unrealized gain on:
Available-for-sale investments	$16,758	$26,920
Foreign currency translation	199,181	98,424
Hedging activities	11,793	3,369
Total accumulated other comprehensive income	$227,732	$128,713

Comprehensive income is presented below (in thousands):

	Three months ended		Nine months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net income	$322,092	$231,293	$814,677	$75,805
Non-controlling interest	(199)	(551)	(1,269)	(1,561)
	321,893	230,742	813,408	74,244
Change in accumulated unrealized gain (loss) on:
Available-for-sale investments	5,431	26,021	(10,162)	40,733
Foreign currency translation	52,129	48,677	100,757	19,740
Hedging activities	(1,477)	(39,660)	8,424	(88,488)
Comprehensive income	$377,976	$265,780	$912,427	$46,229

Non-controlling interest is included in Other income (expense) in the Condensed Consolidated Statements of Operations.

The amount of income tax (benefit) expense allocated to accumulated unrealized gain (loss) on available-for-sale investments and hedging activities was ($1.8) million and $6.8 million at October 3, 2010 and January 3, 2010, respectively.

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

Valuation Assumptions.  The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares granted to employees for the three and nine months ended October 3, 2010 and September 27, 2009 was estimated using the following weighted average assumptions.

	Three months ended		Nine months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Option Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.54	0.67	0.51	0.87
Risk free interest rate	1.18%	1.58%	1.56%	1.40%
Expected lives	4.3 years	3.4 years	3.8 Years	3.6 years
Estimated annual forfeiture rate	7.32%	9.07%	7.32%	9.07%
Weighted average fair value at grant date	$17.41	$8.30	$12.30	$5.18

Employee Stock Purchase Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.50	0.59	0.56	0.73
Risk free interest rate	0.19%	0.28%	0.18%	0.35%
Expected lives	½ year	½ year	½ year	½ year
Weighted average fair value for grant period	$12.34	$5.86	$9.95	$4.82

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Plan Activities

Stock Options and SARs.  A summary of stock option and stock appreciation right (“SARs”) activity under all of the Company’s share-based compensation plans as of October 3, 2010 and changes during the nine months ended October 3, 2010 is presented below (in thousands, except exercise price and contractual term).

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at January 3, 2010	24,896	$29.87	4.4	$180,834
Granted	2,818	30.95
Exercised	(4,469)	21.44		91,817
Forfeited	(275)	24.38
Expired	(559)	49.00
Options and SARs outstanding at October 3, 2010	22,411	31.29	4.1	241,141
Options and SARs vested and expected to vest after October 3, 2010, net of forfeitures	20,815	31.94	2.6	216,528
Options and SARs exercisable at October 3, 2010	15,337	35.09	3.4	134,666

At October 3, 2010, the total compensation cost related to options and SARs granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $49.7 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the nine months ended October 3, 2010 is presented below (in thousands, except for weighted average grant date fair value).

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at January 3, 2010	844	$24.69	$24,476
Granted	1,068	29.10
Vested	(577)	24.83	21,750
Forfeited	(39)	23.43
Non-vested share units at October 3, 2010	1,296	28.30	47,976

As of October 3, 2010, the Company had approximately $25.0 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.9 years.

Employee Stock Purchase Plan.  At October 3, 2010, there was approximately $2.0 million of total unrecognized compensation cost related to the Company’s ESPP that is expected to be recognized over a period of approximately 4.4 months.  The Company’s ESPP has an original authorization of 5,000,000 shares to be issued, of which 1,267,651 shares were available to be issued as of October 3, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense. The following tables set forth the detail allocation of the Company’s share-based compensation expense and tax benefit recognized for the three and nine months ended October 3, 2010 and September 27, 2009, respectively (in thousands).

	Three months ended		Nine months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Share-based compensation expense by caption:
Cost of product revenues	$1,205	$2,347	$4,972	$7,167
Research and development	6,629	5,971	19,975	22,341
Sales and marketing	2,959	3,917	8,299	11,153
General and administrative	10,151	7,137	19,545	17,397
Total share-based compensation expense	20,944	19,372	52,791	58,058
Total tax benefit recognized	(6,360)	(5,352)	(15,108)	(16,038)
Decrease in net income	$14,584	$14,020	$37,683	$42,020

Share-based compensation expense by type of award:
Stock options and SARs	$15,650	$14,223	$36,411	$44,182
RSUs	3,339	4,061	11,047	11,455
ESPP	1,955	1,088	5,333	2,421
Total share-based compensation expense	20,944	19,372	52,791	58,058
Total tax benefit recognized	(6,360)	(5,352)	(15,108)	(16,038)
Decrease in net income	$14,584	$14,020	$37,683	$42,020

Share-based compensation expense of $0.8 million and $2.3 million related to manufacturing personnel was capitalized into inventory as of October 3, 2010 and January 3, 2010, respectively.

Modification of Stock Awards.  The Company expects to recognize $17.3 million of expense related to the modification of stock awards, pursuant to the retirement agreement, of the Company’s Chief Executive Officer.  The Company recognized $6.3 million in the third quarter of fiscal year 2010, and expects to recognize the remaining $11.0 million in the fourth quarter of fiscal year 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts).

	Three months ended		Nine months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Numerator for basic net income per share:
Net income	$322,092	$231,293	$814,677	$75,805
Denominator for basic net income per share:
Weighted average common shares outstanding	233,918	227,771	231,631	227,092
Basic net income per share	$1.38	$1.02	$3.52	$0.33

Numerator for diluted net income per share:
Net income	$322,092	$231,293	$814,677	$75,805
Interest on the 1% Notes due 2035, net of tax	—	116	156	348
Net income for diluted net income per share	$322,092	$231,409	$814,833	$76,153
Denominator for diluted net income per share:
Weighted average common shares	233,918	227,771	231,631	227,092
Incremental common shares attributable to exercise of outstanding employee stock options, restricted stock, restricted stock units and warrants (assuming proceeds would be used to purchase common stock)	6,799	2,941	7,095	1,832
Effect of dilutive 1% Notes due 2035	—	2,012	523	2,012
Shares used in computing diluted net income per share	240,717	232,724	239,249	230,936
Diluted net income per share	$1.34	$0.99	$3.41	$0.33

Anti-dilutive shares excluded from net income per share calculation	74,746	47,391	75,528	48,311

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

As of October 3, 2010, the Company had notes receivable from Flash Partners of $563.8 million, denominated in Japanese yen.  These notes are secured by the equipment purchased by Flash Partners using the note proceeds.  The Company has additional guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.”  At October 3, 2010 and January 3, 2010, the Company had an equity investment in Flash Partners of $229.3 million and $199.1 million, respectively, denominated in Japanese yen, offset by $66.5 million and $43.9 million, respectively, of cumulative translation adjustments recorded in accumulated OCI.  In the nine months ended October 3, 2010, the Company recorded a $7.7 million basis adjustment to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

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

As of October 3, 2010, the Company had notes receivable from Flash Alliance of $577.0 million, denominated in Japanese yen.  These notes are secured by the equipment purchased by Flash Alliance using the note proceeds.  The Company has additional guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.”  At October 3, 2010 and January 3, 2010, the Company had an equity investment in Flash Alliance of $249.4 million and $225.3 million, respectively, denominated in Japanese yen, offset by $69.7 million and $45.3 million, respectively, of cumulative translation adjustments recorded in accumulated OCI.  In the nine months ended October 3, 2010, the Company recorded ($0.4) million of basis adjustment to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FlashVision.  In the first quarter of fiscal year 2010, the wind-down was completed of FlashVision Ltd. (“FlashVision”), a business venture with Toshiba in which the Company owned 49.9%.  The Company recorded a gain of $4.1 million in the first quarter of fiscal year 2010 in Other income (expense) related to the completion of this wind-down.

Flash Partners and Flash Alliance Restructuring.  The Company and Toshiba restructured Flash Partners and Flash Alliance in the first quarter of fiscal year 2009 by selling more than 20% of these ventures’ capacity to Toshiba.  The restructuring resulted in the Company receiving value of 79.3 billion Japanese yen of which 26.1 billion Japanese yen, or $277.1 million, was received in cash, reducing outstanding notes receivable from these ventures, and 53.2 billion Japanese yen reflected the transfer of off-balance sheet equipment lease guarantee obligations from the Company to Toshiba.  The restructuring was completed in a series of closings through March 31, 2009.  The Company received the cash and transferred 53.2 billion Japanese yen of off-balance sheet equipment lease guarantee obligations in the first half of fiscal year 2009.  Transaction costs of $10.9 million related to the sale and transfer of equipment and lease obligations were expensed in the first quarter of fiscal year 2009.

Flash Forward.  In July 2010, the Company and Toshiba entered into an agreement to create a new flash venture (hereinafter referred to as “Flash Forward Ltd.” or “Flash Forward”), of which the Company owns 49.9% and Toshiba owns 50.1%.  Flash Forward will operate in Toshiba’s Fab 5 facility (“Fab 5”) once construction of Fab 5 is completed.  Toshiba will own and fund the construction of the Fab 5 building, which will be located in Yokkaichi, Japan, adjacent to the site of the parties’ current Flash Partners and Flash Alliance ventures.  Fab 5 is expected to be constructed by Toshiba in two phases.  Phase 1 is expected to be completed in the second quarter of fiscal year 2011, with initial NAND production scheduled for the second half of fiscal year 2011.  On completion of the second phase, Fab 5 is expected to be of similar size and capacity to Toshiba’s existing Fab 4 facility.  The Company expects that Fab 5 will increase the Company’s 2011 wafer output by less than 10%.  The Company is committed to 50% of the initial ramp within Phase 1 of Fab 5, for which the Company’s portion of equipment investments and startup costs is approximately $500 million, which the Company expects to primarily incur in fiscal year 2011; however, the timing of the investment is dependent upon future decisions including finalization of the Flash Forward capacity plan.  No timelines have been finalized for Phase 1 capacity expansions or for the construction of Phase 2.  In addition to equipment investments and startup costs, the Company will also provide a cash prepayment of approximately $60 million in fiscal year 2011 to be credited against future charges.  If and when Phase 2 is built, the Company is committed to an initial ramp in Phase 2 similar to the ramp in Phase 1.  The Company and Toshiba will each retain some flexibility as to the extent and timing of its respective fab capacity ramps and the output allocation will be in accordance with each of the parties’ proportionate level of equipment funding.

Research and Development Activities.  The Company participates in common research and development activities with Toshiba but is not committed to any minimum funding level.

Toshiba Foundry.  The Company has the ability to purchase additional capacity under a foundry arrangement with Toshiba.

Business Ventures and Foundry Arrangement with Toshiba.  Purchase orders placed under Flash Partners, Flash Alliance and Flash Forward (hereinafter collectively referred to as “Flash Ventures”) and the foundry arrangement with Toshiba for up to three months are binding and cannot be canceled.  These outstanding purchase commitments are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table.

Other Silicon Sources.  The Company’s contracts with its other sources of silicon wafers generally require the Company to provide monthly purchase order commitments based on non-binding nine month rolling forecasts.  The purchase orders placed under these arrangements are generally binding and cannot be canceled.  These outstanding purchase commitments for other sources of silicon wafers are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Liabilities

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at October 3, 2010.

Master Lease Agreements by Execution Date	Lease Amounts		Expiration
	(Yen in billions)	(Dollars in thousands)
Flash Partners
December 2004	¥1.9	$23,194	2010
December 2005	2.8	33,216	2011
June 2006	4.4	52,378	2011
September 2006	14.0	168,642	2011
March 2007	7.5	89,585	2012
March 2008	3.1	37,830	2013
April 2010	2.5	29,925	2014
	36.2	434,770
Flash Alliance
November 2007	15.8	188,785	2013
June 2008	22.3	267,810	2013
	38.1	456,595
Total guarantee obligations	¥74.3	$891,365

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the term of the master lease agreements, in annual installments as of October 3, 2010 in U.S. dollars based upon the exchange rate at October 3, 2010 (in thousands).

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$259,575	$202,454	$462,029
Year 2	135,561	94,925	230,486
Year 3	51,853	139,311	191,164
Year 4	1,337	6,349	7,686
Total guarantee obligations	$448,326	$443,039	$891,365

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Flash Partners.  Flash Partners sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into six equipment master lease agreements totaling 300.0 billion Japanese yen, or approximately $3.60 billion based upon the exchange rate at October 3, 2010.  On April 26, 2010, Flash Partners refinanced one of the six maturing master leases that matures in stages in fiscal year 2010 totaling 8.65 billion yen, or approximately $104 million based upon the exchange rate at October 3, 2010.  Flash Partners is expected to draw upon this refinanced master lease as each tranche of the original master lease becomes due in fiscal year 2010.  As of October 3, 2010, Flash Partners had drawn 5.0 billion Japanese yen, or approximately $60 million based upon the exchange rate at October 3, 2010, from the refinanced master lease, and retired an equal amount from the original master lease.

As of October 3, 2010, the total amount outstanding from these master leases was 72.5 billion Japanese yen, or approximately $870 million based upon the exchange rate at October 3, 2010, of which the amount of the Company’s guarantee obligation of the Flash Partners’ master lease agreements, which reflects future payments and any lease adjustments, was 36.2 billion Japanese yen, or approximately $435 million based upon the exchange rate at October 3, 2010.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  For both the original six master leases and the refinanced master lease, certain lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through fiscal year 2014.  At each lease payment date, Flash Partners has the option of purchasing the tools from the lessors.  Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Partners that could result in an acceleration of Flash Partners’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”).  As of October 3, 2010, Flash Partners was in compliance with all of its master lease covenants.  As of October 3, 2010, the Company’s R&I credit rating was BBB-, two notches above the required minimum corporate rating threshold from R&I, and the Company’s S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.  On November 1, 2010, the Company’s R&I credit rating was raised to BBB.  If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Partners would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Partners master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Flash Alliance.  Flash Alliance sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into two equipment master lease agreements totaling 200.0 billion Japanese yen, or approximately $2.40 billion based upon the exchange rate at October 3, 2010, of which 76.1 billion Japanese yen, or approximately $913 million based upon the exchange rate at October 3, 2010, was outstanding as of October 3, 2010.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligation under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  As of October 3, 2010, the amount of the Company’s guarantee obligation of the Flash Alliance’s master lease agreements was 38.1 billion Japanese yen, or approximately $457 million based upon the exchange rate at October 3, 2010.  Remaining master lease payments are due semi-annually and are scheduled to be completed in fiscal year 2013.  At each lease payment date, Flash Alliance has the option of purchasing the tools from the lessors.  Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Alliance that could result in an acceleration of Flash Alliance’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from S&P or Moody’s or a minimum corporate rating of BB+ from R&I.  As of October 3, 2010, Flash Alliance was in compliance with all of its master lease covenants.  As of October 3, 2010, the Company’s R&I credit rating was BBB-, two notches above the required minimum corporate rating threshold from R&I, and the Company’s S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.  On November 1, 2010, the Company’s R&I credit rating was raised to BBB.  If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Alliance would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Alliance master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

Indemnification Agreements.  The Company has agreed to indemnify suppliers and customers for alleged patent infringement.  The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees.  The Company may periodically engage in litigation as a result of these indemnification obligations.  The Company’s insurance policies exclude coverage for third-party claims for patent infringement.  Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers.  Historically, the Company has not made any significant indemnification payments under any such agreements.  As of October 3, 2010, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity.  The term of the indemnification period is for the officer’s, employee’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of October 3, 2010 or January 3, 2010, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances.  The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims.  This agreement provides limited protection for the Company against third party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third party patents.  The Company has not made any indemnification payments under any such agreements and as of October 3, 2010, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at October 3, 2010, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

Contractual Obligations.
	Total			1 Year or Less (3 months)	2 - 3 Years (Fiscal 2011 and 2012)	4 –5 Years (Fiscal 2013 and 2014)	More than 5 Years (Beyond Fiscal 2014)
Facility and other operating leases	$29,897			$2,475	$17,486	$6,666	$3,270
Flash Partners reimbursement for certain fixed costs including depreciation	1,042,842	(4	)(5)	123,319	655,145	189,508	74,870
Flash Alliance reimbursement for certain fixed costs including depreciation	2,688,026	(4	)(5)	124,642	1,707,134	603,762	252,488
Flash Forward equipment investments and expense reimbursement	584,141	(4	)(6)	12,240	549,901	1,920	20,080
Toshiba research and development	47,259	(4)		22,757	24,502	―	―
Capital equipment purchase commitments	16,428			16,392	26	10	―
1% Convertible senior notes principal and interest (1)	1,180,130			2,875	23,000	1,154,255	―
1.5% Convertible senior notes principal and interest (2)	1,103,050			3,750	30,000	30,000	1,039,300
Operating expense commitments	40,030			29,598	10,337	95	―
Noncancelable production purchase commitments (3)	255,454	(4)		255,454	―	―	―
Total contractual cash obligations	$6,987,257			$593,502	$3,017,531	$1,986,216	$1,390,008

Off-Balance Sheet Arrangements.
As of October 3, 2010
Guarantee of Flash Ventures equipment leases (7)	$891,365

(1)
In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Notes due 2013.  The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year until calendar year 2013.

(2)
In August 2010, the Company issued and sold $1.00 billion in aggregate principal amount of 1.5% Notes due 2017.  The Company will pay cash interest at an annual rate of 1.5%, payable semi-annually on August 15 and February 15 of each year until calendar year 2017.

(3)	Includes Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(4)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at October 3, 2010.

(5)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

(6)	Includes estimated timing and amounts of investments; however, timing is dependent upon future decisions including finalization of Flash Forward’s capacity plan.

(7)	The Company’s guarantee obligation, net of cumulative lease payments, is 74.3 billion Japanese yen, or approximately $891 million based upon the exchange rate at October 3, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has excluded $239.0 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at October 3, 2010.  The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements.  The leases expire at various dates from fiscal year 2010 through fiscal year 2016.  Future minimum lease payments at October 3, 2010 are presented below (in thousands).

Fiscal Year:
2010 (remaining 3 months)	$2,589
2011	9,060
2012	9,379
2013	5,141
2014	3,291
2015 and thereafter	3,270
32,730
Sublease income to be received in the future under noncancelable subleases	(2,833)
Net operating leases	$29,897

Net rent expense for the three and nine months ended October 3, 2010 and September 27, 2009 was $1.8 million, $5.6 million, $2.3 million and $6.3 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Related Parties and Strategic Investments

Flash Ventures with Toshiba.  The Company owns 49.9% of each of the flash ventures with Toshiba and accounts for its ownership position under the equity method of accounting.  The Company’s obligations with respect to Flash Ventures master lease agreements, take-or-pay supply arrangements and research and development cost sharing are described in Note 11, “Commitments, Contingencies and Guarantees.”  Flash Ventures are variable interest entities.  On January 4, 2010, the Company adopted new accounting guidance, as issued by the FASB, related to the consolidation of variable interest entities.  Under this new guidance, the Company evaluated whether it is the primary beneficiary of any of the Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the Flash Ventures because it does not have a controlling financial interest in any entity, and therefore this evaluation does not change the Company’s original conclusions related to the consolidation of Flash Partners and Flash Alliance.

The Company purchased NAND flash memory wafers from Flash Ventures and made loans to Flash Ventures totaling approximately $475.7 million, $1,406.8 million, $360.0 million and $1,424.3 million in the three and nine months ended October 3, 2010 and September 27, 2009, respectively.  The Company received loan repayments from Flash Ventures of $59.7 million in the three and nine months ended October 3, 2010 and $330.1 million in the nine months ended September 27, 2009.  At October 3, 2010 and January 3, 2010, the Company had accounts payable balances due to Flash Ventures of $163.2 million and $182.1 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below (in millions).

	October 3, 2010	January 3, 2010
Notes receivable	$1,141	$1,083
Equity investments	479	424
Operating lease guarantees	891	1,070
Maximum loss exposure	$2,511	$2,577

Solid State Storage Solutions LLC.  During the second quarter of fiscal year 2007, the Company formed Solid State Storage Solutions LLC (“S4”), a venture with third parties to license intellectual property.  S4 qualifies as a variable interest entity.  The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented.  Due to the adoption of new accounting guidance by the FASB related to consolidation of variable interest entities in the first quarter of fiscal year 2010, the Company considered multiple factors in determining it was still the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities.  S4’s assets and liabilities were not material to the Company’s Condensed Consolidated Balance Sheets as of October 3, 2010 and January 3, 2010.

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

Patent Infringement Litigation Initiated by SanDisk. On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants:  Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corp., Silicon Motion, Inc. (Taiwan), Silicon Motion, Inc. (California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); Synergistic Sales, Inc. (“Synergistic”); USBest Technology, Inc. dba AFA Technologies, Inc. (“USBest”); Skymedi Corp. (“Skymedi”); Chipsbank Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Infotech Logistic LLC (“Infotech”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Power Quotient International Co., Ltd., and PQI Corp., (collectively, “PQI”); PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information, Inc. (Taiwan), Transcend Information ,Inc. (California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co., A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc. (“Acer”), Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”) EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”).  In this action, Case No. 07-C-0607-C (“the ’607 Action”), the Company initially asserted that the defendants infringed U.S. Patent No. 5,719,808 (the “’808 patent”), U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”).  The Company has since entered into a stipulation dismissing the ’332 patent.  The Company concurrently filed a second complaint for patent infringement in the same court against the following defendants:  Phison, Silicon Motion, Synergistic, USBest, Skymedi, Zotek, Infotech, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, A-DATA, Apacer, Behavior and Dane-Elec.  In this action, Case No. 07-C-0605-C (“the ’605 Action”), the Company asserted that the defendants infringed U.S. Patent No. 6,149,316 (the “’316 patent”) and U.S. Patent No. 6,757,842 (the “’842 patent”).  The Company seeks damages and injunctive relief in both actions.  In light of settlement agreements, the Company dismissed its claims against Phison, Silicon Motion, Skymedi, Verbatim, Corsair, Add-On Computer Peripherals, EDGE, Infotech, Interactive, PNY, TSR and Welldone.  The Company’s claims against Chipsbank, Acer, Behavior, Dane-Elec, LG, PQI, USBest, Transcend, A-DATA, Apacer, Buffalo and Synergistic have been dismissed without prejudice.  The Court consolidated the ’605 and ’607 Actions and stayed these actions during the pendency of related proceedings before the U.S. International Trade Commission, which are now closed.  After lifting the stay, the Court set the trial to begin on February 28, 2011.  The two remaining defendants (Kingston and Imation) have answered the Company’s complaints by denying infringement and raising several affirmative defenses and related counterclaims.   These defenses and related counterclaims include, among others, lack of standing, unclean hands, non-infringement, invalidity, unenforceability for alleged patent misuse, express license, implied license, patent exhaustion, waiver, laches, and estoppel.  On September 22, 2010, the Court issued a Markman Order construing certain terms from the remaining patents.  In light of the Court’s Markman Order, the Company withdrew its allegations regarding the ’808 and ’893 patents.  On September 29, 2010, the defendants filed motions for summary judgment on several grounds, including non-infringement as to each remaining patent and for limitations on damages.  The Company opposed each of these motions for summary judgment and has filed its own motions for summary judgment of infringement for certain claims and regarding certain defenses raised by the defendants.  The defendants have opposed the Company’s motions for summary judgment.

Federal Civil Antitrust Class Actions. Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints.  On February 7, 2008, all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086.  Plaintiffs alleged the Company and a number of other manufacturers of flash memory and flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws and sought an injunction, damages, restitution, fees, costs, and disgorgement of profits.  The direct purchaser lawsuit was recently dismissed with prejudice.  On April 15, 2010, the Court denied the indirect purchaser plaintiffs’ class certification motion, and denied plaintiffs’ motion for leave to amend the Consolidated Amended Complaint to substitute certain class representatives, and dismissed the claims on behalf of South Dakota purchasers with prejudice.  Indirect purchaser plaintiffs have moved for leave to file a motion for reconsideration of that decision.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Patent Infringement Litigation Initiated by SanDisk.  On May 4, 2010, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against Kingston and Imation.  In this action, Case No. 3:10-cv-00243, the Company asserts U.S. Patent No. 7,397,713; U.S. Patent No. 7,492,660; U.S. Patent No. 7,657,702; U.S. Patent No. 7,532,511; U.S. Patent No. 7,646,666; U.S. Patent No. 7,646,667; and U.S. Patent No. 6,968,421.  The Company seeks damages and injunctive relief.   The defendants answered the complaint denying infringement and raising several affirmative defenses and related counterclaims.  These defenses and related counterclaims include, among others, non-infringement, invalidity, implied license, express license, unenforceability for alleged patent misuse, lack of standing, and bad faith litigation.  Kingston also asserted antitrust counterclaims against the Company alleging monopolization, attempted monopolization, and agreement in restraint of trade, all under the Sherman Act.  Kingston also asserted state law unfair competition counterclaims.  On July 30, 2010, the Company answered Imation’s counterclaims and filed a motion to dismiss Kingston’s antitrust and unfair competition counterclaims.  On August 3, 2010, the Court issued a scheduling order setting the claim construction hearing for January 14, 2011, requiring that dispositive motions be filed by May 9, 2011 and that a trial commence on November 7, 2011.  The Court has consolidated discovery in this action with the Patent Infringement Litigation initiated by the Company on October 24, 2007 (as described above).

Ritz Camera Federal Antitrust Class Action.  On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the United States District Court for the Northern District of California, alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products.  The lawsuit, Ritz Camera & Image, LLC v. SanDisk Corporation and Eliyahou Harari, Case No. 5:10-cv-02787-HRL, purports to be on behalf of purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present.  The Complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use.  On October 1, 2010, the Company filed a motion to dismiss Ritz's claims.  A court hearing on the motion is scheduled for December 17, 2010.

Samsung Federal Antitrust Action Against Panasonic and SD-3C.  On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action in the United States District Court for the Northern District of California, Case No. CV 10 3098 (ND Cal.), alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively “Panasonic”) and SD-3C, LLC (“SD-3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws.  Such claims are based on, inter alia, alleged conduct related to the licensing practices and operations of SD-3C.  The complaint further seeks a declaration that Panasonic and SD-3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable.  The Company is not named as a defendant in this case, but it established SD-3C along with Panasonic and Toshiba Corporation, and the complaint includes various factual allegations concerning the Company.  Defendants filed a motion to dismiss on September 24, 2010, and thereafter plaintiff filed an amended complaint on October 14, 2010.

Washington Research Foundation Patent Infringement Litigation.  On June 25, 2010, Washington Research Foundation (“WRF”) filed an action in the United States District Court for the Western District of Washington against Silicon Laboratories Inc. (“SiLabs”) alleging infringement of various patents exclusively licensed to WRF relating to Low Intermediate Frequency radio frequency receiver technology by certain SiLabs chipsets.  An amended complaint was thereafter filed on July 23, 2010, adding as defendants the Company, Apple Inc. (“Apple”), Garmin Ltd. and Garmin International, Inc. (collectively “Garmin”), iriver Ltd. and iriver Inc. (collectively “iriver”), Avnet, Inc. (“Avnet”), and Pantech Co., Ltd., Pantech & Curitel Communications, Inc. and Pantech Wireless, Inc. (collectively “Pantech”), Case No. 2:10-cv-1050 JLR.  In the amended complaint, WRF alleges that the Company has used infringing SiLabs chipsets in certain of the Company’s portable media players.  SiLabs subsequently obtained a license to the technology and the litigation was dismissed.

Patent Infringement Litigation Initiated by SanDisk.  On August 17, 2010, in response to infringement allegations by Shea Integration Solutions Corp. (“Shea”), the Company filed a lawsuit against Shea in the United States District Court for Northern California.  The complaint seeks a declaration that the Company does not infringe United States Patent No. 7,069,447 (the “’447 patent”) allegedly owned by Shea, declarations of invalidity and unenforceability of the ’447 patent, and it includes state law counterclaims seeking damages for unfair competition and business interference based on the infringement allegations made by Shea to certain of the Company’s customers.  Shea’s filed an answer to the complaint on October 7, 2010, denying the Company’s material allegations and asserting a counterclaim for patent infringement.  The Company filed an answer to Shea’s counterclaims on November 1, 2010, denying Shea’s material allegations.

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

We design, develop and manufacture data storage products and solutions in a variety of form factors using our flash memory, proprietary controller and firmware technologies.  We purchase the vast majority of our NAND flash memory supply requirements through our significant flash venture relationships with Toshiba which provide us with leading-edge, low-cost memory wafers.  Our removable flash memory products, including cards and universal serial bus, or USB, drives, are used in a wide range of consumer electronics devices such as mobile phones, digital cameras, gaming devices and computers.  Our embedded flash memory products are used in mobile phones, navigation devices, gaming systems, imaging devices and computing devices.  For computing platforms, we provide high-speed, high-capacity storage solutions known as solid-state drives, or SSDs, that can be used in lieu of hard disk drives in a variety of computing devices.

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

In July 2010, we and Toshiba entered into an agreement to create a new flash venture, hereinafter referred to as Flash Forward Ltd., or Flash Forward, of which we own 49.9% and Toshiba owns 50.1%, to operate in Toshiba’s Fab 5 facility, or Fab 5.  Toshiba will own and fund the construction of the Fab 5 building, which will be located in Yokkaichi, Japan, adjacent to the site of our current Flash Partners Ltd., or Flash Partners, and Flash Alliance Ltd., or Flash Alliance, ventures.  Fab 5 is expected to be constructed by Toshiba in two phases.  Phase 1 is expected to be completed in the second quarter of fiscal year 2011, with initial NAND production scheduled for the second half of fiscal year 2011.  On completion of the second phase, Fab 5 is expected to be of similar size and capacity to Toshiba’s existing Fab 4 facility.  We expect that Fab 5 will increase our 2011 wafer output by less than 10%.  We are committed to 50% of the initial ramp within Phase 1 of Fab 5, for which our portion of equipment investments and startup costs is approximately $500 million, which we expect to primarily incur in fiscal year 2011; however, the timing of the investment is dependent upon future decisions including finalization of the Flash Forward capacity plan.  No timelines have been finalized for Phase 1 capacity expansions or for the construction of Phase 2.  In addition to equipment investments and startup costs, we will also provide a cash prepayment of approximately $60 million in fiscal year 2011 to be credited against future charges.  If and when Phase 2 is built, we are committed to an initial ramp in Phase 2 similar to the ramp in Phase 1.  We and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each of the parties’ proportionate level of equipment funding.  Flash Partners, Flash Alliance and Flash Forward hereinafter are collectively referred to as “Flash Ventures.”

In July 2010, we announced that Dr. Eli Harari, our Founder, Chairman and Chief Executive Officer, will retire from his current positions on December 31, 2010.  Dr. Harari will provide consulting services, particularly technology related, to us for a period of two years starting January 1, 2011.  Our Board of Directors appointed Sanjay Mehrotra, currently our President and Chief Operating Officer, to be our President and Chief Executive Officer effective January 1, 2011.  In addition, the Board also appointed Mr. Mehrotra to serve as a director of the Company effective July 21, 2010.  The Board also announced that Michael Marks, a member of our Board since 2003, will assume the role of Chairman effective January 1, 2011.

In August 2010, we issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017, or the “1.5% Notes due 2017.”  The 1.5% Notes due 2017 were issued at par and pay interest at a rate of 1.5% per annum.  The 1.5% Notes due 2017 may be converted into our common stock, under certain circumstances, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $52.37 per share).  The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest.  The net proceeds to us from the offering of the 1% Notes were $981.0 million.  Concurrently with the issuance of the 1.5% Notes due 2017, we purchased a convertible bond hedge for ($292.9) million and sold warrants for $188.1 million.  The separate convertible bond hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 1.5% Notes due 2017.  We currently intend to use the net proceeds of the offering for general corporate purposes, including the repayment at maturity or repurchase, from time to time, of a portion of our outstanding 1% Convertible Senior Notes due 2013, which mature on May 15, 2013, capital expenditures for new and existing manufacturing facilities, development of new technologies, general working capital, and other non-manufacturing capital expenditures.  The net proceeds may also be used to fund strategic investments or acquisitions of products, technologies or complementary businesses or to obtain the right or license to use additional technologies.

Results of Operations.
	Three months ended				Nine months ended
	October 3, 2010	% of Revenues	September 27, 2009	% of Revenues	October 3, 2010	% of Revenues	September 27, 2009	% of Revenues
	(In millions, except percentages)
Product revenues	$1,137.6	92.2%	$813.8	87.0%	$3,222.1	92.1%	$2,012.3	86.5%
License and royalty revenues	96.1	7.8%	121.4	13.0%	277.3	7.9%	312.9	13.5%
Total revenues	1,233.7	100.0%	935.2	100.0%	3,499.4	100.0%	2,325.2	100.0%
Cost of product revenues	591.3	47.9%	495.8	53.0%	1,804.2	51.6%	1,631.7	70.2%
Amortization of acquisition-related intangible assets	3.2	0.3%	3.1	0.3%	9.4	0.2%	9.4	0.4%
Total cost of product revenues	594.5	48.2%	498.9	53.3%	1,813.6	51.8%	1,641.1	70.6%
Gross profit	639.2	51.8%	436.3	46.7%	1,685.8	48.2%	684.1	29.4%
Operating expenses
Research and development	111.5	9.0%	94.9	10.2%	310.0	8.9%	273.0	11.7%
Sales and marketing	50.4	4.1%	55.8	6.0%	151.0	4.3%	144.0	6.2%
General and administrative	44.5	3.6%	45.3	4.8%	118.6	3.4%	122.3	5.3%
Amortization of acquisition-related intangible assets	1.1	0.1%	0.3	─	1.7	─	0.9	─
Restructuring and other	─	─	─	─	─	─	0.8	─
Total operating expenses	207.5	16.8%	196.3	21.0%	581.3	16.6%	541.0	23.2%
Operating income	431.7	35.0%	240.0	25.7%	1,104.5	31.6%	143.1	6.2%
Other income (expense)	(3.1)	(0.3%)	(2.6)	(0.3%)	5.8	0.1%	(16.6)	(0.7%)
Income before provision for income taxes	428.6	34.7%	237.4	25.4%	1,110.3	31.7%	126.5	5.5%
Provision for income taxes	106.5	8.6%	6.1	0.7%	295.6	8.5%	50.7	2.2%
Net income	$322.1	26.1%	$231.3	24.7%	$814.7	23.3%	$75.8	3.3%

Product Revenues.
	Three months ended			Nine months ended
	October 3, 2010	September 27, 2009	Percent Change	October 3, 2010	September 27, 2009	Percent Change
	(In millions, except percentages)
Retail	$429.9	$357.6	20.2%	$1,182.0	$1,062.0	11.3%
OEM	707.7	456.2	55.1%	2,040.1	950.3	114.7%
Product revenues	$1,137.6	$813.8	39.8%	$3,222.1	$2,012.3	60.1%

The increase in our product revenues for the three months ended October 3, 2010 compared to the three months ended September 27, 2009 reflected growth in total gigabytes sold of 71% and decline in average selling price per gigabyte of 20%.  OEM revenues in the three months ended October 3, 2010 increased compared to the three months ended September 27, 2009 due primarily to increased sales of removable and embedded products for the mobile market.  Retail product revenues in the three months ended October 3, 2010 increased compared to the three months ended September 27, 2009, reflecting higher demand in all major regions, primarily for imaging and USB products.

The increase in our product revenues for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009 reflected growth in total gigabytes sold of 84% and decline in average selling price per gigabyte of 14%.  OEM revenues increased in the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009 due to increased sales of cards, embedded solutions, non-branded products, wafers and components, primarily to the mobile market and to new channels that we added in the second half of fiscal year 2009.  The increase in retail product revenues for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009 was driven primarily by growth in Asia-Pacific and increased demand for imaging and USB products.

Our ten largest customers represented approximately 50% and 46% of our total revenues in the three and nine months ended October 3, 2010, respectively, compared to 46% and 43% in the three and nine months ended September 27, 2009, respectively.  In the three months ended October 3, 2010 and the three and nine months ended September 27, 2009, revenues from one customer accounted for 11% of our total revenues.  Other than this customer in the periods stated above, no other customer exceeded 10% of our total revenues during the three and nine months ended October 3, 2010 and September 27, 2009.

Geographical Product Revenues.
	Three months ended					Nine months ended
	October 3, 2010	% of Product Revenues	September 27, 2009	% of Product Revenues	Percent Change	October 3, 2010	% of Product Revenues	September 27, 2009	% of Product Revenues	Percent Change
	(In millions, except percentages)
United States	$195.9	17.2%	$211.8	26.0%	(7.5%)	$531.9	16.5%	$654.0	32.5%	(18.7%)
Europe, Middle East and Africa	191.0	16.8%	161.1	19.8%	18.6%	527.4	16.4%	464.1	23.1%	13.6%
Asia-Pacific	699.1	61.5%	413.3	50.8%	69.2%	2,054.0	63.7%	845.1	42.0%	143.0%
Other foreign countries	51.6	4.5%	27.6	3.4%	87.0%	108.8	3.4%	49.1	2.4%	121.6%
Product revenues	$1,137.6	100.0%	$813.8	100.0%	39.8%	$3,222.1	100.0%	$2,012.3	100.0%	60.1%

Product revenues in Asia-Pacific, which includes Japan, increased for the three and nine months ended October 3, 2010 as compared to the three and nine months ended September 27, 2009, due primarily to mobile and imaging products in both our OEM and retail channels.  The decrease in product revenues for the United States in the three and nine months ended October 3, 2010 compared to the three and nine months ended September 27, 2009 primarily reflected a shift in the shipment location of OEM products from the U.S. to Asia-Pacific.  The increase in product revenues for Europe, Middle East and Africa in the three months ended October 3, 2010 compared to the three months ended September 27, 2009 was primarily a result of increased retail sales primarily for the imaging market.  The increase in product revenues for Europe, Middle East and Africa in the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009 was primarily a result of increased OEM sales primarily for the mobile market.

License and Royalty Revenues.
	Three months ended			Nine months ended
	October 3, 2010	September 27, 2009	Percent Change	October 3, 2010	September 27, 2009	Percent Change
	(In millions, except percentages)
License and royalty revenues	$96.1	$121.4	(20.8%)	$277.3	$312.9	(11.4%)

The decrease in our license and royalty revenues for the three and nine months ended October 3, 2010 compared to the three and nine months ended September 27, 2009 was primarily due to a lower effective royalty rate in a renewed license agreement with one of our significant licensees.

Gross Profit and Margin.
	Three months ended			Nine months ended
	October 3, 2010	September 27, 2009	Percent Change	October 3, 2010	September 27, 2009	Percent Change
	(In millions, except percentages)
Product gross profit	$543.2	$314.9	72.5%	$1,408.5	$371.3	279.3%
Product gross margin (as a percent of product revenues)	47.7%	38.7%		43.7%	18.4%
Total gross margin (as a percent of total revenues)	51.8%	46.7%		48.2%	29.4%

Product gross profit and product gross margin for the three and nine months ended October 3, 2010 was substantially higher than the three and nine months ended September 27, 2009 due to cost reductions exceeding average selling price reductions.  The decrease in product cost is primarily due to wafer production transitioning from 43-nanometer to 32-nanometer technology, increased usage of 3-bits per cell, or X3, memory, and production at Flash Partners and Flash Alliance running at full utilization in fiscal year 2010 compared to less than full utilization in the first half of fiscal year 2009.

Research and Development.
	Three months ended			Nine months ended
	October 3, 2010	September 27, 2009	Percent Change	October 3, 2010	September 27, 2009	Percent Change
	(In millions, except percentages)
Research and development	$111.5	$94.9	17.5%	$310.0	$273.0	13.6%
Percent of revenue	9.0%	10.2%		8.9%	11.7%

The increase in our research and development expense for the three months ended October 3, 2010 compared to the three months ended September 27, 2009 was due primarily to higher third-party engineering costs of $8.3 million and employee-related costs of $8.1 million related to increased headcount and compensation expense.

The increase in our research and development expense for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009 was due primarily to higher employee-related costs of $23.1 million related to increased headcount and compensation expense, and higher third-party engineering costs of $13.1 million.

Sales and Marketing.
	Three months ended			Nine months ended
	October 3, 2010	September 27, 2009	Percent Change	October 3, 2010	September 27, 2009	Percent Change
	(In millions, except percentages)
Sales and marketing	$50.4	$55.8	(9.7%)	$151.0	$144.0	4.9%
Percent of revenue	4.1%	6.0%		4.3%	6.2%

The decrease in our sales and marketing expense for the three months ended October 3, 2010 compared to the three months ended September 27, 2009 was primarily due to lower branding and merchandising costs of ($6.5) million, partially offset by higher employee-related costs of $0.9 million.  The increase in our sales and marketing expense for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009 was primarily due to increased branding and merchandising costs of $3.6 million and employee-related costs of $4.9 million, partially offset by lower outside service costs of ($2.7) million.

General and Administrative.
	Three months ended			Nine months ended
	October 3, 2010	September 27, 2009	Percent Change	October 3, 2010	September 27, 2009	Percent Change
	(In millions, except percentages)
General and administrative	$44.5	$45.3	(1.8%)	$118.6	$122.3	(3.0%)
Percent of revenue	3.6%	4.8%		3.4%	5.3%

The decline in our general and administrative expense for the three months ended October 3, 2010 compared to the three months ended September 27, 2009 primarily reflects lower legal costs of ($6.9) million and bad debt expense of ($2.7) million, offset by higher employee-related costs of $9.4 million, which included a non-cash charge of $6.3 million related to the modification of stock awards and a cash charge of $1.5 million related to certain provisions and benefits pursuant to the retirement agreement of our Chief Executive Officer, or CEO.  The decline in our general and administrative expense for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009 primarily reflects lower legal and outside service costs of ($15.3) million and bad debt expense of ($4.5) million, partially offset by higher employee-related costs of $14.8 million, which included a non-cash charge of $6.3 million related to the modification of stock awards and a cash charge of $1.5 million related to certain provisions and benefits pursuant to the retirement agreement of our CEO.

In the fourth quarter of fiscal year 2010, we expect to recognize an additional $11.0 million of non-cash charge related to the modification of stock awards and an additional $2.3 million of cash charge related to certain provisions and benefits pursuant to the retirement agreement of our CEO.

Amortization of Acquisition-Related Intangible Assets.
	Three months ended			Nine months ended
	October 3, 2010	September 27, 2009	Percent Change	October 3, 2010	September 27, 2009	Percent Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$1.1	$0.3	266.7%	$1.7	$0.9	88.9%
Percent of revenue	0.1%	─		─	─

The increase in amortization of acquisition-related intangible assets for the three and nine months ended October 3, 2010 compared to the three and nine months ended September 27, 2009 was primarily due to the acceleration of amortization expense in the third quarter of fiscal year 2010 relating to the remaining intangible asset acquired from MusicGremlin, Inc.  Amortization of acquisition-related intangible assets related to the intangible assets acquired from Matrix Semiconductor, Inc. will continue to be amortized through fiscal year 2014.

Restructuring and Other.
	Three months ended					Nine months ended
	October 3, 2010		September 27, 2009		Percent Change	October 3, 2010		September 27, 2009	Percent Change
(In millions, except percentages)
Restructuring and others	$	─	$	─	─	$	─	$0.8	(100.0%)
Percent of revenue		─		─			─	─

For the three and nine months ended October 3, 2010, we recorded no charge related to employee severance costs under our restructuring plans compared to zero and $0.8 million recorded for employee severance costs for the same periods in fiscal year 2009.

Other Income (Expense).
	Three months ended			Nine months ended
	October 3, 2010	September 27, 2009	Percent Change	October 3, 2010	September 27, 2009	Percent Change
	(In millions, except percentages)
Interest income	$13.1	$14.0	(6.4%)	$37.7	$47.4	(20.5%)
Interest expense	(23.8)	(17.6)	35.2%	(59.9)	(51.8)	15.6%
Income (loss) from equity investments	(0.1)	(2.1)	95.2%	(0.4)	─	(100.0%)
Other income (expense), net	7.7	3.1	148.4%	28.4	(12.2)	332.8%
Total other income (expense), net	$(3.1)	$(2.6)	(19.2%)	$5.8	$(16.6)	134.9%

The decrease in “Total other income (expense), net” for the three months ended October 3, 2010 compared to the three months ended September 27, 2009 was primarily due to increased interest expense related to the issuance of the 1.5% Notes due 2017 in August 2010 and lower interest income due to lower interest rates, offset by gains from our non-designated foreign exchange contracts.  The increase in “Total other income (expense), net” for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009 was primarily due to non-recurring gains on the sale of assets and investments in the first quarter of fiscal year 2010 reflected in “Other income (expense), net,” offset by a decrease in interest income due to lower interest rates.  In the first quarter of fiscal year 2010, we sold our SIM business net assets which resulted in a gain of $13.2 million recorded in “Other income (expense).”  “Other income (expense), net” was negative for the nine months ended September 27, 2009 due to bank charges and fees of ($10.9) million related to the restructuring of the Flash Partners and Flash Alliance master equipment leases and impairment of our equity investment in FlashVision Ltd. of ($7.9) million.

Provision for Income Taxes.
	Three months ended			Nine months ended
	October 3, 2010	September 27, 2009	Percent Change	October 3, 2010	September 27, 2009	Percent Change
	(In millions, except percentages)
Provision for income taxes	$106.5	$6.1	1645.9%	$295.6	$50.7	483.0%
Effective tax rate	24.8%	2.6%		26.6%	40.1%

The provision for income taxes for the three and nine months ended October 3, 2010 increased from the three and nine months ended September 27, 2009 primarily due to increased federal taxes based upon higher U.S. income.  The tax provision for the three and nine months ended October 3, 2010 includes U.S. taxes net of changes in the valuation allowance of the U.S. deferred tax assets.  Due to our valuation allowance for U.S. deferred tax assets, the tax provision for the three and nine months ended September 27, 2009 primarily reflects taxes on our income generated in foreign jurisdictions, and withholding taxes on license and royalty income from certain foreign licensees.  As of October 3, 2010, due to recent net cumulative losses, a valuation allowance remains on certain U.S. deferred tax assets that are not more-likely-than-not to be realized.  We evaluate our deferred tax asset valuation allowance position on a regular basis.  As a result, management believes a reversal of a substantial portion of the Company's valuation allowance is possible in the fourth quarter of fiscal year 2010.

Unrecognized tax benefits increased $8.7 million and $22.1 million during the three and nine months ended October 3, 2010.  Unrecognized tax benefits were $201.9 million and $179.8 million as of October 3, 2010 and January 3, 2010, respectively.  Unrecognized tax benefits that would impact the effective tax rate in the future are approximately $111.8 million at October 3, 2010.  Income tax expense in the three and nine months ended October 3, 2010 included interest and penalties of $2.1 million and $5.8 million, respectively.

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

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended		Nine months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands except per share amounts)
Net income	$322,092	$231,293	$814,677	$75,805
Share-based compensation	20,944	19,374	52,791	58,058
Amortization of acquisition-related intangible assets	4,221	3,424	11,068	10,271
Convertible debt interest	17,983	13,410	46,112	39,495
Income tax adjustments	(54,387)	(91,990)	(130,953)	(33,633)
Non-GAAP net income	$310,853	$175,511	$793,695	$149,996

Diluted net income per share:	$1.34	$0.99	$3.41	$0.33
Share-based compensation	0.09	0.08	0.22	0.25
Amortization of acquisition-related intangible assets	0.02	0.01	0.05	0.04
Convertible debt interest	0.07	0.06	0.20	0.17
Income tax adjustments	(0.22)	(0.39)	(0.55)	(0.14)
Non-GAAP diluted net income per share:	$1.30	$0.75	$3.33	$0.65

Shares used in computing diluted net income per share:
GAAP	240,717	232,724	239,249	230,936
Non-GAAP	239,798	232,961	238,302	231,424

We believe that providing this additional information is useful in enabling investors to better assess and understand our operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because our management typically monitors our business excluding these items.  We also use these non-GAAP measures to establish operational goals and for measuring performance for compensation purposes.  However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, and not as a replacement for, results presented in accordance with GAAP.

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

We have historically used these non-GAAP measures when evaluating operating performance because we believe that the inclusion or exclusion of the items described below provides an additional measure of our core operating results and facilitates comparisons of our core operating performance against prior periods and our business model objectives.  We have chosen to provide this information to investors to enable them to perform additional analyses of past, present and future operating performance and as a supplemental means to evaluate our ongoing core operations.  Externally, we believe that these non-GAAP measures continue to be useful to investors in their assessment of our operating performance and their valuation of our company.

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

Convertible Debt Interest.  This is the non-cash economic interest expense relating to the implied value of the equity conversion component of the convertible debt.  The value of the equity conversion component is treated as a debt discount and amortized to interest expense over the life of the notes using the effective interest rate method.  We exclude this non-cash interest expense as it does not represent the semi-annual cash interest payments made to our note holders.

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

Liquidity and Capital Resources.

Our cash flows were as follows:
	Nine months ended
	October 3, 2010	September 27, 2009	Percent Change
	(In millions, except percentages)
Net cash provided by operating activities	$1,092.5	$99.8	994.7%
Net cash used in investing activities	(2,261.8)	(326.1)	593.6%
Net cash provided by financing activities	930.6	14.0	6547.1%
Effect of changes in foreign currency exchange rates on cash	3.7	2.7	37.0%
Net decrease in cash and cash equivalents	$(235.0)	$(209.6)	12.1%

Operating Activities.  Cash provided by operations was $1,092.5 million for the nine months ended October 3, 2010 as compared to cash provided by operations of $99.8 million for the nine months ended September 27, 2009.  The increase in cash provided by operations in the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009 resulted primarily from net income of $814.7 million compared to a net income of $75.8 million.  Cash flow used by accounts receivable decreased compared with the prior year due to a lower rate of growth in accounts receivable as compared to the prior year.  Cash flow from inventory increased primarily due to a reduction in inventory from increased product sales.  Cash flow from other assets decreased compared to the prior year primarily due to a tax refund received in the first quarter of fiscal year 2009.  Accounts payable trade increased primarily due to higher cost and expense activity compared to the prior year.  Cash flow used by accounts payable to related parties decreased due to the timing of payments to Flash Ventures as compared to the prior year.  Cash flow from other liabilities increased in the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009 primarily as a result of increased income taxes payable.

Investing Activities.  Cash used for investing activities for the nine months ended October 3, 2010 was ($2.26) billion as compared to cash used for investing activities of ($326.1) million in the nine months ended September 27, 2009.  The higher usage of cash in investing activities in the nine months ended October 3, 2010 was primarily due to a net increase in short and long-term marketable securities and net proceeds from notes receivable of $59.7 million from Flash Ventures in the nine months ended October 3, 2010 compared to a net issuance of ($47.8) million in notes receivable to Flash Ventures in the prior year.  In addition, in the first nine months of fiscal year 2010, we received proceeds of $17.8 million related to the sale of our SIM business net assets.

Financing Activities.  Net cash provided by financing activities for the first nine months of fiscal year 2010 was $930.6 million compared to $14.0 million in the first nine months of fiscal year 2009, primarily due to net proceeds from the issuance of our 1.5% Notes due 2017 and related warrants in August 2010, higher cash received from employee stock programs and the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized, offset by the purchase of a convertible bond hedge of ($292.9) million in August 2010 and the redemption of our 1% Convertible Notes due 2035 of ($75.0) million in the first quarter of fiscal year 2010.

Liquid Assets.  At October 3, 2010, we had cash, cash equivalents and short-term marketable securities of $2.90 billion.  We had $2.15 billion of long-term marketable securities which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining contractual maturity of the investment being greater than one year.

Short-Term Liquidity.  As of October 3, 2010, our working capital balance was $3.03 billion.  We expect cash usage related to our loans to Flash Ventures as well as our investments in property and equipment in the remaining three months of fiscal year 2010 to be approximately $105 million.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements.  The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from Standard & Poors, or S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of October 3, 2010, Flash Ventures was in compliance with all of its master lease covenants.  As of October 3, 2010, our R&I credit rating was BBB-, two notches above the required minimum corporate rating threshold from R&I and our S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.  On November 1, 2010, R&I raised our credit rating to BBB.

If both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $891.4 million outstanding lease obligations covered by our guarantee under such Flash Ventures master lease agreements, based upon the exchange rate at October 3, 2010, which would negatively impact our short-term liquidity.

Long-Term Requirements.  Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business in the future including our recently announced Flash Forward venture.  We may also make equity investments in other companies, or engage in merger or acquisition transactions.  These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts, could prevent us from funding Flash Ventures, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, engaging in investments in or acquisitions of companies, growing our business, responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

Financing Arrangements.  At October 3, 2010, we had $1.15 billion aggregate principal amount of the 1% Convertible Senior Notes due 2013, or 1% Notes due 2013, outstanding and $1.00 billion aggregate principal amount of the 1.5% Notes due 2017 outstanding.  See Note 7, “Financing Arrangements,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more detail.

Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share.  As of October 3, 2010, the warrants had an expected life of approximately 2.9 years and expire in August 2013.  At expiration, we may, at our option, elect to settle the warrants on a net share basis.  As of October 3, 2010, the warrants had not been exercised and remain outstanding.  In addition, concurrent with the issuance of the 1% Notes due 2013, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes due 2013.  As of October 3, 2010, we had not purchased any shares under this convertible bond hedge agreement.

Concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire shares of our common stock at an exercise price of $73.33 per share.  As of October 3, 2010, the warrants had an expected life of approximately 7.2 years and expire over 40 different dates from November 13, 2017 through January 10, 2018.  At each expiration date, the Company may, at its option, elect to settle the warrants on a net share basis.  As of October 3, 2010, the warrants had not been exercised and remained outstanding.  In addition, concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a conversion price of $52.37 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remains outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017.  As of October 3, 2010, we had not purchased any shares under this convertible bond hedge agreement.

Ventures with Toshiba.  We are a 49.9% owner in both Flash Partners and Flash Alliance, our business ventures with Toshiba to develop and manufacture NAND flash memory products.  In July 2010, we and Toshiba entered into an agreement to create Flash Forward, of which we own 49.9% and Toshiba owns 50.1%, to operate in Toshiba’s Fab 5 facility, or Fab 5.  Toshiba will own and fund the construction of the Fab 5 building, which will be located in Yokkaichi, Japan, adjacent to the site of our current Flash Partners and Flash Alliance ventures.  Fab 5 is expected to be constructed by Toshiba in two phases.  Phase 1 is expected to be completed in the second quarter of fiscal year 2011, with initial NAND production scheduled for the second half of fiscal year 2011.  On completion of the second phase, Fab 5 is expected to be of similar size and capacity to Toshiba’s existing Fab 4 facility.  We expect that Fab 5 will increase our 2011 wafer output by less than 10%.  We are committed to 50% of the initial ramp within Phase 1 of Fab 5, for which our portion of equipment investments and startup costs is approximately $500 million, which we expect to primarily incur in fiscal year 2011; however, the timing of the investment is dependent upon future decisions including finalization of the Flash Forward capacity plan.  No timelines have been finalized for Phase 1 capacity expansions or for the construction of Phase 2.  In addition to equipment investments and startup costs, we will also provide a cash prepayment of approximately $60 million in fiscal year 2011 to be credited against future charges.  If and when Phase 2 is built, we are committed to an initial ramp in Phase 2 similar to the ramp in Phase 1.  We and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each of the parties’ proportionate level of equipment funding.

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

For semiconductor fixed assets that are leased by these ventures, we and/or Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under master lease agreements entered into from December 2004 through April 2010.  These master lease obligations are denominated in Japanese yen and are noncancelable.  Our total master lease obligation guarantee as of October 3, 2010 was 74.3 billion Japanese yen, or approximately $891 million based upon the exchange rate at October 3, 2010.

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

From time-to-time, we and Toshiba mutually approve the purchase of equipment for the ventures in order to convert to new process technologies or add wafer capacity.  Flash Partners has previously reached full wafer capacity.  Flash Alliance is expected to reach full wafer capacity in 2011.  During the remainder of fiscal year 2010, we expect our portion of capital investments in Flash Partners and Flash Alliance for new process technologies and additional wafer capacity to be between $400 million to $450 million, of which we expect approximately $75 million will be funded through additional loans to these ventures, and the remaining amount is expected to be funded through working capital contributions from these ventures.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at October 3, 2010, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 11, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

There were no significant changes to our critical accounting policies during the fiscal quarter ended October 3, 2010.  For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on February 25, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  As of October 3, 2010, a hypothetical 50 basis point increase in interest rates would result in an approximate $26.4 million decline (less than 0.65%) of the fair value of our available-for-sale debt securities.

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

At October 3, 2010, we had foreign currency forward contracts and cross currency swap contracts in place that amounted to a net sale in U.S. dollar equivalent of approximately $249.7 million in foreign currencies to hedge our foreign currency denominated monetary net asset position.  The maturities of these contracts were 24 months or less.

At October 3, 2010, we had foreign currency forward and option contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $37.2 million to partially hedge our expected future wafer purchases in Japanese yen.  The maturities of these contracts were 3 months or less.

The notional amount and unrealized gain or loss of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of October 3, 2010 is shown in the table below.  These unrealized gains and losses for non-designated hedges have already been included in other income (expense).  In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.  These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of October 3, 2010	Change in Fair Value Due to 10% Adverse Rate Movement
	(In thousands)
Cross currency swap contracts entered	$(397,073)	$(54,599)	$(42,422)
Forward contracts sold	(151,803)	(4,432)	(15,388)
Forward contracts purchased	299,156	1,917	33,196
Total net outstanding contracts	$(249,720)	$(57,114)	$(24,614)

The notional amount and fair value of our outstanding forward and option contracts that are designated as cash flow hedges as of October 3, 2010 is shown in the table below.  In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Fair Value as of October 3, 2010	Change in Fair Value Due to 10% Adverse Rate Movement
	(In thousands)
Option contracts purchased	$37,191	$2,754	$(2,670)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we do hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk.  We also hold available-for-sale equity securities, a portion of which is hedged.  As of October 3, 2010, a reduction in price of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $7.8 million.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at October 3, 2010.  Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 3, 2010.  Based on their evaluation as of October 3, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended October 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 13, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010.

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
  unpredictable or changing demand for our products, particularly for certain form factors or capacities, or the mix of X2 and X3;
  expansion of supply, including low grade supply, from industry suppliers creating excess market supply, causing our average selling prices to decline faster than our costs;
  excess captive memory output or capacity which could result in write-downs for excess inventory, lower of cost or market charges, fixed costs associated with under-utilized capacity, or other consequences;
  increased memory component and other costs as a result of currency exchange rate fluctuations to the U.S. dollar, particularly with respect to the Japanese yen;
  less than anticipated demand, including general economic weakness in our markets;
  inability to maintain or grow sales through our channels to which we are selling non-branded products, wafers and components or potential loss of branded product sales as a result;
  insufficient supply from captive flash memory sources, inability to obtain non-captive flash memory supply of the right product mix with adequate margins in the time frame necessary to meet demand, or inability to realize a positive margin on non-captive purchases;
  inability to adequately invest in future technologies and products while controlling operating expenses;
  our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals, non-renewals, business performance of our licensees, or if licensees or we fail to perform on contractual obligations;
  inability to develop or unexpected difficulties or delays in developing, manufacturing with acceptable yields, or ramping, new technologies such as 24-nanometer or next generation process technology, 3-bits per cell NAND memory architecture, 3-Dimensional, or 3D, Read/Write, Extreme Ultra-Violet, or EUV, lithography, or other advanced, alternative technologies;
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
  potential delays in the emergence of new markets and products for NAND-based flash memory and lack of acceptance of our products in these markets or by our OEM customers;
  inability to enhance current products or develop new products on a timely basis;
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

We require an adequate level of product gross margins to continue to invest in our business.  While product gross margins improved in fiscal year 2009 and the first nine months of fiscal year 2010, our ability to sustain sufficient product gross margin and profitability on a quarterly or annual basis in the future depends in part on industry and our supply/demand balance, our ability to reduce cost per gigabyte at an equal or higher rate than the price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers, and our ability to manage expenses.  For example, we experienced negative product gross margins for fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write downs.  Beginning in the second half of 2010, we are investing in expanded wafer capacity in Flash Alliance.  In July 2010, we and Toshiba entered into an agreement to create a new flash venture, of which we will own 49.9% and Toshiba will own 50.1%, to operate in Toshiba’s Fab 5 facility, or Fab 5.  We will need an adequate level of product gross margins to sufficiently fund these capital expansions.  If we fail to maintain adequate product gross margins and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities, including funding technology development and capacity expansion.

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

Over our history, price decreases have generally been more than offset by increased unit demand and demand for products with increased storage capacity.  However, in fiscal year 2008 and the first half of 2009, price declines outpaced unit and megabyte growth resulting in reduced revenue as compared to prior comparable periods.  There can be no assurance that current and future price reductions will result in sufficient demand for increased product capacity or unit sales, which could harm our revenues and margins.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers, or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer.  Our ten largest customers represented approximately 50% and 46% of our total revenues in the three and nine months ended October 3, 2010, respectively, compared to 46% and 43% in the three and nine months ended and September 27, 2009, respectively.  In the three months ended October 3, 2010 and the three and nine months ended September 27, 2009, revenues from one customer accounted for 11% of our total revenues.  Other than this customer in the periods stated above, no other customer exceeded 10% of our total revenues during the three and nine months ended October 3, 2010 and September 27, 2009.  The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and we expect fluctuations to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period.  If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer.  If we fail to comply with the contractual terms of our significant customer contracts, the business covered under these contracts and our financial results may be harmed.  Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and patents expire or if licensees fail to perform on a portion or all of their contractual obligations.  Our sales are generally made from standard purchase orders rather than long-term contracts.  Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty.

Our revenues depend in part on the success of products sold by our OEM customers.  A majority of our sales are to OEM customers.  Most of our OEM customers bundle or embed our flash memory products with their products, such as mobile phones, global positioning systems, or GPS, devices and computers.  We also sell wafers and components to some of our OEM customers, as well as non-branded products which are re-branded and distributed by certain OEM customers.  Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, market and sell their products successfully in their markets.  Should our OEM customers be unsuccessful in selling their current or future products that include our products, or should they decide to not use our products, our results of operations and financial condition could be harmed.  OEM manufacturers of consumer devices, including mobile phones and tablets continue to increase their usage of embedded flash storage.  Embedded flash storage solutions typically require lengthy customer product qualifications, which could slow the adoption of our latest technology transitions and thereby have a negative impact on our gross margins by limiting our ability to reduce costs.  In addition, our OEM revenue is dependent in part upon our embedded flash storage solutions meeting OEM product specifications and achieving design wins.  Also, since our embedded solutions are specifically qualified, we could be restricted from using our sources of non-captive supply, resulting in the potential need for further capital investment in our captive capacity.  In 2009, we added OEM customers to whom we are selling non-branded products, wafers and components.  The sales to these OEMs could be more variable than the sales to our historical customer base, and these OEMs may be more inclined to switch to an alternative supplier based on short-term price fluctuations or the timing of product availability.  Sales to these OEMs could also cause a decline in sales of our branded products.  In addition, we are selling certain customized products and if the intended customer does not purchase these products as scheduled, we may incur excess inventory or rework costs.

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection, any of which would negatively impact our business, financial condition and results of operations.  A significant portion of our sales is made through retailers, either directly or through distributors.  Sales through these channels typically include rights to return unsold inventory and protection against price declines, as well as participation in various cooperative marketing programs.  As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors.  Price protection against declines in our selling prices has the effect of reducing our deferred revenues, and eventually our revenues.  If our retailers and distributors are not successful, due to weak consumer retail demand caused by an economic downturn, competitive issues, decline in consumer confidence, or other factors, we could continue to experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and results of operations.  Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and, therefore, must rely on them to effectively sell our products over those of our competitors.  Certain of our retail and distributor partners are experiencing financial difficulty and prolonged negative economic conditions could cause liquidity issues for our retail and distributor customers and channels.  For example, two of our North American retail customers, Circuit City Stores, Inc. and Ritz Camera Centers, Inc., filed for bankruptcy protection in 2008 and 2009, respectively.  Negative changes in customer credit-worthiness; the ability of our customers to access credit; or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances.  In addition, we have certain retail customers to which we provide inventory on a consigned basis, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory charges.

Our inability to obtain sufficient flash memory supply could cause us to lose sales and market share and harm our operating results.  We are currently experiencing significant growth in demand for our flash memory products, and demand from our customers may exceed the supply of captive and non-captive flash memory available to us.  We are in the process of completing the expansion of Flash Alliance, and have announced a new flash venture with Toshiba.  However, it is uncertain whether additional supply provided by these expansions will enable us to meet expected demand.  While we have various sources of non-captive supply, our purchases of non-captive supply may be limited due to the required advanced purchase order lead-times, the product mix available and the higher cost of this non-captive supply.  Our inability to obtain supply to meet demand may cause us to lose sales, market share and corresponding profits, which would harm our operating results.

The future growth of our business depends on the development and performance of new markets and products for NAND-based flash memory.  Our future growth is dependent on development of new markets, new applications and new products for NAND-based flash memory.  Historically, the digital camera market provided the majority of our revenues; however the mobile phone end-market now represents approximately half of our product revenues.  Other markets for flash memory include digital audio and video players, embedded memory, universal serial bus, or USB, drives and solid-state drives, or SSDs.  We cannot assure you that the use of flash memory in mobile handsets or other existing markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow.  Our revenue and future growth is also significantly dependent on international markets, and we may face difficulties entering or maintaining sales in some international markets.  Some international markets are subject to a higher degree of commodity pricing or tariffs and import taxes than in the U.S., subjecting us to increased pricing and margin pressure.

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

Our business and the markets we address are subject to significant fluctuations in supply and demand, and our commitments to Flash Ventures may result in periods of significant excess inventory.  The start of production by Flash Alliance at the end of fiscal year 2007 and the ramp of production in fiscal year 2008 increased our captive supply and resulted in excess inventory.  As a result, we restructured and reduced our total capacity at Flash Ventures in the first quarter of fiscal year 2009.  However, beginning in the second half of 2010, we are investing in expanded wafer capacity in Flash Alliance, and we and Toshiba have entered into a new venture, Flash Forward, which will further increase our captive memory supply, possibly beginning in the second half of fiscal year 2011.  Increases in captive memory supply from these ventures could harm our business and results of operations if our committed supply exceeds demand for our products.  The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs, or under-utilization charges such as those we experienced in fiscal year 2008, which would harm our gross margins and could result in the impairment of our investments in Flash Ventures.

We continually develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand for our older products; and our competitors seek to develop new standards which could reduce demand for our products.  We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features.  Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful.  The success of our new products is dependent on a number of factors, including market acceptance, OEM design wins, our ability to manage risks associated with new products and production ramp issues.  New applications such as SSD solutions that are designed to replace hard disk drives in devices such as tablet, notebook and desktop computers, and ebooks are emerging rapidly and are expected to grow significantly in the coming years.  We cannot guarantee that manufacturers will adopt our SSD solutions or that this market will grow as we anticipate.  For certain SSD solutions to be adopted widely, the cost of flash memory must still decline further from current levels so that the price point for the end consumer is compelling.  In addition, we will need to develop new SSD solutions for mobile computing products and enterprise applications, and our current or new SSDs must meet the specifications required to gain customer qualification and acceptance.  Other new products, such as slotMusic™, slotRadio™ and our pre-loaded flash memory cards, may not gain market acceptance, and we may not be successful in penetrating the new markets that we target.  Sony Corporation’s, or Sony’s, decision to transition its future devices from the Memory Stick® format to the SD™ format could harm our market share or margins since there are now a greater number of competitors selling SD products.

New applications may require significant up-front investment with no assurance of long-term commercial success or profitability.  As we introduce new standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all.

Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products.  For example, certain handset manufacturers and flash memory chip producers are currently advocating and developing a new standard, referred to as Universal Flash Storage, or UFS, for flash memory cards used in mobile phones.  Intel Corporation, or Intel, and Micron Technology, Inc., or Micron, have also developed a new specification for a NAND flash interface, called Open NAND Flash Interface, or ONFI, which would be used primarily in computing devices.  Broad acceptance of new standards and products may reduce demand for some of our products.  If this decreased demand is not offset by increased demand for new form factors or products that we offer, our operational results would be harmed.

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory obsolete, and we may not have access to those new technologies on a cost-effective basis, or at all, which could harm our results of operations and financial condition.  The pace at which NAND technology is transitioning to new generations is expected to slow due to inherent physical technology limitations.  We currently expect to be able to continue to scale our NAND technology through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture.  We also continue to invest in future alternative technologies, particularly our 3D Read/Write technology, which we believe may be a viable alternative to NAND when NAND can no longer scale at a sufficient rate, or at all.  However, even when NAND flash can no longer be further scaled, we expect NAND and potential alternative technologies to coexist for an extended period of time.  There can be no assurance that we will be successful in developing 3D Read/Write technology or other technologies, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies.

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

Our financial performance depends significantly on worldwide economic conditions and the related impact on levels of consumer spending, which have deteriorated in many countries and regions, including the U.S., and may not recover in the foreseeable future.  Demand for our products is adversely affected by negative macroeconomic factors affecting consumer spending.  The tightening of consumer credit, low level of consumer liquidity, and volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending in the U.S. and European retail markets.  These and other economic factors have reduced demand growth for our products and harmed our business, financial condition and results of operations, and to the extent such economic conditions continue, they could cause further harm to our business, financial condition and results of operations.

Our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals or if licensees fail to perform on a portion or all of their contractual obligations.  If our existing licensees do not renew their licenses upon expiration and we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed.  For example, in the first quarter of fiscal year 2010, our license and royalty revenues decreased sequentially primarily due to a new license agreement with Samsung, effective in the third quarter of fiscal 2009, which reflects a lower effective royalty rate as compared to the previous license agreement.  To the extent that we are unable to renew license agreements under similar terms or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees.  If our licensees or we fail to perform on contractual obligations, we may incur costs to enforce the terms of our licenses and there can be no assurance that our enforcement and collection efforts will be effective.  If we license new IP from third-parties or existing licensees, we may be required to pay license fees, royalty payments, or offset existing license revenues.  In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

Under certain conditions, a portion or the entire outstanding lease obligations related to Flash Ventures’ master equipment lease agreements could be accelerated, which would harm our business, results of operations, cash flows, and liquidity.  Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of either BB- from Standard & Poor’s, or S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of October 3, 2010, Flash Ventures were in compliance with all of their master lease covenants.  As of October 3, 2010, our R&I credit rating was BBB-, two notches above the required minimum corporate rating threshold from R&I and our S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.  On November 1, 2010, R&I raised our credit rating to BBB.

If both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration.  If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to $891.4 million, based upon the exchange rate at October 3, 2010, covered by our guarantee under the Flash Ventures master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may or may not be available.

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

Increased captive memory supply from our new venture with Toshiba may not produce results as expected.  In July 2010, we and Toshiba entered into an agreement to create a new flash venture, of which we own 49.9% and Toshiba owns 50.1%, to operate in Toshiba’s Fab 5 facility, or Fab 5.  Toshiba will own and fund the construction of the Fab 5 building, which will be located in Yokkaichi, Japan, adjacent to the site of our current Flash Partners and Flash Alliance ventures.  Fab 5 is expected to be constructed by Toshiba in two phases.  Phase 1 is expected to be completed in the second quarter of fiscal year 2011, with initial NAND production scheduled for the second half of fiscal year 2011.  On completion of the second phase, Fab 5 is expected to be of similar size and capacity to Toshiba’s existing Fab 4 facility.  We expect that Fab 5 will increase our 2011 wafer output by less than 10%.  We are committed to 50% of the initial ramp within Phase 1 of Fab 5, for which our portion of equipment investments and startup costs is approximately $500 million, which we expect to primarily incur in fiscal year 2011; however, the timing of the investment is dependent upon future decisions including finalization of the Flash Forward capacity plan.  No timelines have been finalized for Phase 1 capacity expansions or for the construction of Phase 2.  In addition to equipment investments and startup costs, we will also provide a cash prepayment of approximately $60 million in fiscal year 2011 to be credited against future charges.  If and when Phase 2 is built, we are committed to an initial ramp in Phase 2 similar to the ramp in Phase 1.  We and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each of the parties’ proportionate level of equipment funding.  However, if this new venture does not commence production as planned or does not meet anticipated manufacturing output, we may not have sufficient supply to meet demand, which may lead to a loss in market share and potential revenue growth.  Conversely, this new venture with Toshiba could harm our business and results of operations if our committed supply exceeds demand for our products.  The adverse effects from excess supply could include significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs, and the impairment of our investment in this new venture with Toshiba.  Any future excess or shortage of supply could harm our business, financial condition and results of operations.  In addition, because all of the Flash Ventures are located in close proximity, any risk of supply disruption at Toshiba’s Yokkaichi, Japan operations may impact all of our ventures with Toshiba, including this new venture, which could impact all of our captive memory wafer supply.

If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment.  Semiconductor manufacturing yields and product reliability are a function of both design and manufacturing process technology, and production delays may be caused by equipment malfunctions, fabrication facility accidents or human error.  Yield problems may not be identified during the production process or improved until an actual product is manufactured and can be tested.  We have, from time-to-time, experienced yields that have adversely affected our business and results of operations.  On more than one occasion, we have experienced adverse yields when we have transitioned to new generations of products.  If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations.  For example, if the production ramp and/or yield of 24-nanometer 2-bits per cell and 3-bits per cell NAND technology wafers does not increase as expected, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and results of operations will be harmed.

We depend on our captive assembly and test manufacturing facility in China and our business could be harmed if this facility does not perform as planned.  Our reliance on our captive assembly and test manufacturing facility near Shanghai, China has increased significantly and we now utilize this factory to satisfy a significant portion of our assembly and test requirements, to produce products with leading-edge technologies such as multi-stack die packages and to provide order fulfillment to certain locations.  In addition, our Shanghai facility is responsible for packaging and shipping our retail products within Asia and Europe.  Any delays or interruptions in production or the ability to ship product, or issues with manufacturing yields at our captive facility could harm our results of operations and financial condition.  Furthermore, if we were to experience labor unrest, or strikes, or if wages were to increase, our ability to produce and ship products could be impaired and we could experience higher labor costs, which could harm our results of operations, financial condition, and liquidity.

We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned.  We rely on third-party subcontractors for a portion of our wafer testing, IC assembly, product assembly, product testing and order fulfillment.  From time-to-time, our subcontractors have experienced difficulty meeting our requirements.  If we are unable to increase the amount of capacity allocated to us from our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products.  We do not have long-term contracts with some of our existing subcontractors.  We do not have exclusive relationships with any of our subcontractors and, therefore, cannot guarantee that they will devote sufficient resources to manufacturing our products.  We are not able to directly control product delivery schedules.  Furthermore, we manufacture on a turnkey basis with some of our subcontractors.  In these arrangements, we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line.  Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would have adverse effects on our operating results.

In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business.  Successive generations of our products have incorporated semiconductors with greater memory capacity per chip.  The transition to new generations of products, such as products containing 24-nanometer process technologies and/or 3-bits per cell and 4-bits per cell NAND technologies, is highly complex and requires new controllers, new test procedures, potentially new equipment and modifications to numerous aspects of any manufacturing processes, as well as extensive qualification of the new products by our OEM customers and us.  If we fail to achieve OEM design wins with new technologies such as the use of 3-bits per cell in embedded mobile applications, we may be unable to achieve the cost structure required to support our profit objectives.  There can be no assurance that technology transitions will occur on schedule, at the yields or costs that we anticipate, or that they will meet the specifications of certain customers or products.  If Flash Ventures encounters difficulties in transitioning to new technologies, our cost per gigabyte may not remain competitive with the costs achieved by other flash memory producers, which would harm our gross margins and financial results.  In addition, we could face design, manufacturing and equipment challenges when transitioning to the next generation of technologies beyond NAND.  Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.  We have periodically experienced significant delays in the development and volume production ramp-up of our products.  Similar delays could occur in the future and could harm our business, financial condition and results of operations.

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

We rely on our suppliers and contract manufacturers, some of which are the sole source of supply for our non-memory components, and capacity limitations or the absence of a back-up supplier exposes our supply chain to unanticipated disruptions or potential additional costs.  We do not have long-term supply agreements with some of these suppliers and contract manufacturers.  From time-to-time, certain materials may become difficult or more expensive to obtain, which could impact our ability to meet demand and could harm our profitability.  Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply in a timely manner, or at all.

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

We are exposed to foreign currency exchange rate fluctuations that could negatively impact our business, results of operations and financial condition.  A significant portion of our business is conducted in currencies other than the U.S. dollar, which exposes us to adverse changes in foreign currency exchange rates.  These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.  Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen.  For example, the Japanese yen has significantly appreciated relative to the U.S. dollar and this has increased our cost of NAND flash wafers, negatively impacting our gross margins and results of operations.  In addition, our investments in Flash Ventures are denominated in Japanese yen and continued adverse changes in the exchange rate could increase the cost to us of future funding or increase our exposure to asset impairments.  We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia.  For example, the European euro has significantly depreciated relative to the U.S. dollar, which has contributed to a reduction in our European retail revenue.  Additionally, we have exposures to emerging market currencies, which can be extremely volatile.  An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened U.S. dollar could increase local operating expenses and the cost of raw materials to the extent purchased in foreign currencies.  We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

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

Our attempts to hedge against currency risks may not be successful, resulting in an adverse impact on our results of operations.  In addition, if we do not successfully manage our hedging program in accordance with current accounting guidelines, we may be subject to adverse accounting treatment of our hedging program, which could harm our results of operations.  There can be no assurance that this hedging program will be economically beneficial to us.  Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and other restrictions.  Operating losses, third party downgrades of our credit rating or instability in the worldwide financial markets could impact our ability to effectively manage our foreign currency exchange rate risk, which could harm our business, results of operations and financial condition.

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

We and certain of our officers are at times involved in litigation, including litigation regarding our intellectual property rights or those of third parties, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings, which could materially harm our business.  We are often involved in a number of lawsuits, including among others, several cases involving our patents and the patents of third parties.  We are the plaintiff in some of these actions and the defendant in other of these actions.  Some of the actions seek injunctions against the sale of our products and/or substantial monetary damages, which if granted or awarded, could have a material adverse effect on our business, financial condition and results of operations.

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

We may be unable to license, or license at a reasonable cost, intellectual property to or from third parties as needed, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling products.  If we incorporate third-party technology into our products or if we are found to infringe others’ intellectual property, we could be required to license intellectual property from a third party.  We may also need to license some of our intellectual property to others in order to enable us to obtain important cross-licenses to third-party patents.  We cannot be certain that licenses will be offered when we need them, that the terms offered will be acceptable, or that these licenses will help our business.  If we do obtain licenses from third parties, we may be required to pay license fees, royalty payments, or offset license revenues.  In addition, if we are unable to obtain a license that is necessary to manufacture our products, we could be required to suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third parties.  We may not be successful in redesigning our products, or the necessary licenses may not be available under reasonable terms.

Changes in the seasonality of our business may result in our inability to accurately forecast our product purchase requirements.  Sales of our products in the consumer electronics market are subject to seasonality.  For example, sales have typically increased significantly in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following fiscal year.  This seasonality makes it more difficult for us to forecast our business, especially in the current global economic environment and its corresponding decline in consumer confidence, which may impact typical seasonal trends.  Changes in the product or channel mix of our business can also impact seasonal patterns, adding to complexity in forecasting demand.  If our forecasts are inaccurate, we may lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and results of operations.  This seasonality also may lead to higher volatility in our stock price, the need for significant working capital investments in receivables and inventory and our need to build inventory levels in advance of our most active selling seasons.

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

For example, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of intellectual property rights.  This results, among other things, in the prevalence of counterfeit goods in China.  The enforcement of existing and future laws and contracts remains uncertain, and the implementation and interpretation of such laws may be inconsistent.  Such inconsistency could lead to piracy and degradation of our intellectual property protection.  Although we engage in efforts to prevent counterfeit products from entering the market, those efforts may not be successful.  Our results of operations and financial condition could be harmed by the sale of counterfeit products.  In addition, customs regulations in China are complex and subject to frequent changes, and in the event of a customs compliance issue, our ability to import to and export from our factory in Shanghai, China, could be adversely affected, which could harm our results of operations and financial condition.

Our international business activities could also be limited or disrupted by any of the following factors:
  the need to comply with foreign government regulation;
  changes in diplomatic and trade relationships;
  reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia, including labor strikes;
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

Our stock price and convertible notes prices have been, and may continue to be, volatile, which could result in investors losing all or part of their investments. The market prices of our stock and convertible notes have fluctuated significantly in the past and may continue to fluctuate in the future.  We believe that such fluctuations will continue as a result of many factors, including financing plans, future announcements concerning us, our competitors or our principal customers regarding financial results or expectations, technological innovations, industry supply or demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts.  In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high-technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies.  These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock as well as the prices of our outstanding convertible notes.

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

Our success depends on our key personnel, including our executive officers, and the loss of key personnel or the transition of key personnel, including our Chief Executive Officer, could disrupt our business.  Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel.  We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time.  In July 2010, we announced that Dr. Eli Harari, our Founder, Chairman and Chief Executive Officer, will retire from his current positions on December 31, 2010.  Dr. Harari will provide consulting services, particularly technology related, to us for a period of two years starting January 1, 2011.  Our Board of Directors appointed Sanjay Mehrotra, currently our President and Chief Operating Officer, to be our President and Chief Executive Officer effective January 1, 2011.  In addition, the Board also appointed Mr. Mehrotra to serve as a director of the Company effective July 21, 2010.  The Board of Directors also announced that Michael Marks, a member of the SanDisk Board of Directors since 2003, will assume the role of Chairman effective January 1, 2011.  While we will strive to make this transition as smooth as possible, this leadership change may result in disruptions to our business or operations.  In addition, our success will depend on our ability to recruit and retain additional highly-skilled personnel.  We have relied on equity awards in the form of stock options and restricted stock units as one means for recruiting and retaining highly skilled talent and a reduction in our stock price may reduce the effectiveness of share-based awards for retaining employees.

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

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Convertible Senior Notes due 2013 and 1.5% Convertible Senior Notes due 2017.  We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest.  As of October 3, 2010, we had guarantee obligations for Flash Ventures’ master lease agreements of approximately $891.4 million.  In addition, we have significant commitments for the future fixed costs of Flash Ventures, and we will incur significant obligations with respect to Flash Forward as well as continued investment in Flash Partners and Flash Alliance.  Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

Our debt service obligations may adversely affect our cash flow. While our 1% Convertible Senior Notes due May 15, 2013, or 1% Notes due 2013, are outstanding, we will have debt service obligations on the 1% Notes due 2013 of approximately $11.5 million per year.  While our 1.5% Convertible Senior Notes due August 15, 2017, or 1.5% Notes due 2017, are outstanding, we will have debt service obligations on the 1.5% Notes due 2017 of approximately $15.0 million per year.  If we issue other debt securities in the future, our debt service obligations will increase.  If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business.

We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments.  We may enter into other senior financial instruments in the future.

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

The net share settlement feature of the 1% Convertible Senior Notes due 2013 and 1.5% Convertible Senior Notes due 2017 may have adverse consequences.  The 1% Notes due 2013 and 1.5% Notes due 2017 are subject to net share settlement, which means that we will satisfy our conversion obligation to holders by paying cash in settlement of the lesser of the principal amount and the conversion value of the 1% Notes due 2013 and 1.5% Notes due 2017 and by delivering shares of our common stock in settlement of any and all conversion obligations in excess of the principal amount.  Accordingly, upon conversion of a note, holders might not receive any shares of our common stock, or they might receive fewer shares of common stock relative to the conversion value of the note.

Our failure to convert the 1% Notes due 2013 and 1.5% Notes due 2017 into cash or a combination of cash and common stock upon exercise of a holder’s conversion right in accordance with the provisions of the applicable indenture would constitute a default under that indenture.  We may not have the financial resources or be able to arrange for financing to pay such principal amount in connection with the surrender of the 1% Notes due 2013 and 1.5% Notes due 2017 for conversion.  While we do not currently have any debt or other agreements that would restrict our ability to pay the principal amount of any convertible notes in cash, we may enter into such an agreement in the future, which may limit or prohibit our ability to make any such payment.  In addition, a default under either indenture could lead to a default under existing and future agreements governing our indebtedness.  If, due to a default, the repayment of related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and amounts owing in respect of the conversion of any convertible notes.

The convertible note hedge transactions and warrant transactions and/or early termination of the 2006 hedge and warrant transactions may affect the value of the notes and our common stock.  In connection with the pricing of the 1% Notes due 2013 and 1.5% Notes due 2017, we have entered into privately negotiated convertible note hedge transactions with the underwriters in the offerings of the notes (collectively, the “dealers”) or their respective affiliates.  The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the 1% Notes due 2013 and the 1.5% Notes due 2017.  These transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the 1% Notes due 2013 and 1.5% Notes due 2017.  Separately, we have also entered into privately negotiated warrant transactions with the dealers or their respective affiliates, relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments.  We used approximately $67.3 million of the net proceeds of the offering of the 1% Notes due 2013 and $104.8 million of the net proceeds of the offering of the 1.5% Notes due 2017 to fund the cost to us of the convertible note hedge transactions (after taking into account the proceeds to us from the warrant transactions) entered into in connection with the offerings of the notes.  These transactions were accounted for as an adjustment to our stockholders’ equity.

In addition, we may, from time to time, repurchase a certain portion of our 1% Notes due 2013.  In connection with any such repurchases, we may early terminate a portion of the convertible note hedge transactions we entered into in May 2006 with respect to the 1% Notes due 2013 we repurchase, and a portion of the warrant transactions we entered into in May 2006.  In connection with any such termination of a portion of the 2006 hedge and warrant transactions, the counterparties to those transactions are expected to unwind various over-the-counter derivatives and/or sell our common stock in open market and/or privately negotiated transactions, which could adversely impact the market price of our common stock and of the notes.

In connection with the convertible note hedge and warrant transactions, the dealers or their respective affiliates:
  have entered into various over-the-counter cash-settled derivative transactions with respect to our common stock concurrently with, or shortly following, the pricing of the notes; and
  may enter into, or may unwind, various over-the-counter cash-settled derivative transactions and/or purchase or sell shares of our common stock in open market and/or privately negotiated transactions following the pricing of the notes, including during any observation period related to a conversion of notes.
The dealers or their respective affiliates are likely to modify their hedge positions, from time-to-time, prior to conversion or maturity of the notes by purchasing and selling shares of our common stock, other of our securities or other instruments they may wish to use in connection with such hedging.  In particular, such hedging modification may occur during any observation period for a conversion of the 1% Notes due 2013 and 1.5% Notes due 2017, which may have a negative effect on the value of the consideration received in relation to the conversion of those notes.  In addition, we intend to exercise options we hold under the convertible note hedge transactions whenever notes are converted.  To unwind their hedge positions with respect to those exercised options, the dealers or their respective affiliates expect to purchase or sell shares of our common stock in open market and/or privately negotiated transactions and/or enter into or unwind various over-the-counter derivative transactions with respect to our common stock during the observation period, if any, for the converted notes.

The effect, if any, of any of these transactions and activities on the market price of our common stock or the 1% Notes due 2013 and 1.5% Notes due 2017 will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the 1% Notes due 2013 and 1.5% Notes due 2017, and, as a result, the amount of cash and the number of shares of common stock, if any, the holders will receive upon the conversion of the notes.

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

SANDISK CORPORATION
(Registrant)

Dated: November 12, 2010	By: /s/ Judy Bruner
Judy Bruner Executive Vice President, Administration and Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation of the Registrant.(2)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(3)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(4)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(5)
3.5	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(6)
3.6	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(7)
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.(8)
3.8	Amended and Restated Bylaws of Registrant dated July 21, 2010.(9)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8. (2), (3), (4), (5), (6), (7), (8) and (9)
4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(7)
4.3	Amendment No. 1 to Rights Agreement by and between the Registrant and Computershare Trust Company, Inc., dated as of November 6, 2006.(10)
4.4	Registrant Form of Indenture (including notes).(11)
4.5	Indenture (including form of Notes) with respect to the Registrant’s 1.00% Convertible Senior Notes due 2013 dated as of May 15, 2006 by and between the Registrant and The Bank of New York.(12)
4.6
Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017 dated as of August 25, 2010 by and between the Registrant and The Bank of New York Mellon, N.A.(13)

10.1	Flash Forward Master Agreement, dated as of July 13, 2010 by and among Toshiba Corporation, a Japanese corporation, Registrant and SanDisk Flash B.V.(*)+
10.2	Transition Agreement, dated as of July 13, 2010 by and among Toshiba, Registrant and SanDisk Flash B.V.(*)+
10.3	Flash Forward Mutual Contribution and Environmental Indemnification Agreement, dated as of July 13, 2010, by and among Toshiba, Registrant and SanDisk Flash B.V.(*)
10.4	Patent Indemnification Agreement, dated as of July 13, 2010, by and among Toshiba, Registrant and SanDisk Flash B.V.(*)+
10.5	Operating Agreement of Flash Forward, Ltd. by and between Toshiba and SanDisk Flash B.V. (*)+
10.6	Underwriting Agreement dated as of August 19, 2010 by and among the Registrant, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.(13)
10.7	Form of Amended and Restated Change of Control Benefits Agreement entered into by and between the Registrant and its Named Executive Officers other than the Registrant’s CEO.(14)(***)
10.8	Agreement by and between Registrant and Eli Harari dated as of July 30, 2010(*)(***)
10.9	Sanjay Mehrotra Offer Letter effective as of January 1, 2011(*)(***)
10.10	Change of Control Executive Benefits Agreement by and between Registrant and Sanjay Mehrotra effective as of January 1, 2011(*)(***)
10.11	Executive Severance Agreement by and between Registrant and Sanjay Mehrotra effective as of January 1, 2011(*)(***)
10.12	Reference is made to Exhibit 4.6. (13)
12.1	Computation of Ratio of Earnings to Fixed Charges.(*)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

*	Filed herewith.
**	Furnished herewith.
***	Indicates management contract or compensatory plan or arrangement.
+	Confidential treatment has been requested with respect to certain portions hereof.

1.	Confidential treatment granted as to certain portions of these exhibits.
2.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).
3.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.
4.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).
5.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated June 1, 2006.
6.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.
7.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.
8.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2009.
9.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated July 21, 2010.
10.	Previously filed as an Exhibit to the Registrant’s Form 8-A/A dated November 8, 2006.
11.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated May 9, 2006.
12.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated May 15, 2006.
13.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated August 19, 2010.
14.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated October 7, 2010.