Form 10-K
period 2011-01-02
SANDISK CORP
filed 2011-02-23
CIK 1000180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 4, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,665,311,764 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2011
Common Stock, $0.001 par value per share	236,700,499 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended January 2, 2011 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Stockholders to be held June 7, 2011 (Proxy Statement)	Part III

SANDISK CORPORATION

PART I

ITEM 1.	BUSINESS

Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations.  Forward-looking statements are subject to risks and uncertainties.  Our actual results may differ materially from the results discussed in these forward-looking statements.  Factors that could cause our actual results to differ materially include, but are not limited to, those discussed in “Risk Factors” in Item 1A, and elsewhere in this report.  Our business, financial condition or results of operations could be materially adversely affected by any of these factors.  We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.  References in this report to “SanDisk®,” “we,” “our,” and “us,” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries.  All references to years or annual periods are references to our fiscal years, which consisted of 52 weeks in 2010 and 2008 and 53 weeks in 2009.

Overview

Who We Are.  SanDisk Corporation, a global technology company, is the inventor and leading supplier of NAND flash data storage products.  Flash storage technology allows digital information to be stored in a durable, compact format that retains the data even after the power has been switched off.  Our products are used in a variety of large markets, and we distribute our products globally through retail and original equipment manufacturer, or OEM, channels.  Our goal is to provide simple, reliable, and affordable storage solutions for consumer use in a wide variety of formats and devices.  We were incorporated in Delaware in June 1988 under the name SunDisk Corporation and changed our name to SanDisk Corporation in August 1995.  Since 2006, we have been a Standards & Poor, or S&P, 500 company.

What We Do.  We design, develop and manufacture data storage solutions in a variety of form factors using our flash memory, proprietary controller and firmware technologies.  Our solutions include removable cards, embedded products, universal serial bus, or USB, drives, digital media players, wafers and components.  Our removable card products are used in a wide range of consumer electronics devices such as mobile phones, digital cameras, gaming devices and laptop computers.  Our embedded flash products are used in mobile phones, tablets, eReaders, global positioning system, or GPS, devices, gaming systems, imaging devices and computing platforms.  For computing platforms, we provide high-speed, high-capacity storage solutions known as solid-state drives, or SSDs, that can be used in lieu of hard disk drives.

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

Industry Background

We operate in the flash memory semiconductor industry, which is comprised of NOR and NAND technologies.  These technologies are also referred to as non-volatile memory, which retains data even after the power is switched off.  NAND flash memory is the current mainstream technology for mass data storage applications and is used for embedded and removable data storage.  NAND flash memory is characterized by fast write speeds and high capacities.  The NAND flash memory industry has been characterized by rapid technology transitions which have reduced the cost per bit by increasing the density of the memory chips on the wafer.  As cost and price per bit have decreased, there has been growing demand for NAND flash for data storage purposes for a wide variety of digital devices such as smartphones, tablets, eReaders, cameras, camcorders, media players, USB drives and other computing devices.

Our Strategy

Our strategy is to be an industry-leading supplier of NAND flash storage solutions and to develop large scale markets for NAND flash-based storage products.  We maintain our technology leadership by investing in advanced technologies and NAND flash memory fabrication capacity in order to produce leading-edge, low-cost NAND memory for use in a variety of end-products, including consumer, mobile phone and computing devices.  We are a one-stop-shop for our retail and OEM customers, selling in high volumes all major NAND flash storage card formats for our target markets.  Our revenues are driven by product sales as well as the licensing of our intellectual property.

We believe the markets for flash storage are generally price elastic, meaning that a decrease in the price per gigabyte results in increased demand for higher capacities and the emergence of new applications for flash storage.  We strive to continuously reduce the cost of NAND flash memory, which we believe, over time will enable new markets and expand existing markets and allow us to achieve higher overall revenue.

We create new markets for NAND flash memory through our design and development of NAND applications and products.  We are founders or cofounders of most major form factors of flash storage cards in the market today.  We pioneered the Secure Digital, or SD™, card, together with a subsidiary of Toshiba and Panasonic Corporation, or Panasonic.  The SD card is currently the most popular form factor of flash storage cards used in digital cameras.  Subsequent to pioneering the SD card, we worked with mobile network operators and handset manufacturers to develop the miniSD™ card and microSD™ card to satisfy the need for even smaller form factor memory cards.  The microSD card has become the leading card format for mobile phones.  With Sony Corporation, or Sony, we co-own the Memory Stick PRO™ format and co-developed the SxS memory card specification for high-capacity and high-speed file transfer in flash-based professional video cameras.  We also worked with Canon, Inc. to co-found the CompactFlash®, or CF, standard.  More recently, in November 2010, we, along with Nikon Corporation and Sony announced the joint development of a set of specifications designed to address the future requirements of professional photography and video markets.  The three companies have proposed the specifications to the CompactFlash Association, the international standards organization, in order to standardize the format.  Through our internal development and technology obtained through acquisitions, we also hold key intellectual property for USB drives and SSDs.  We plan to continue to work with a variety of leading companies in various end markets to develop new markets for flash storage products.

Our team has a deep understanding of flash memory technology and we develop and own leading-edge technology and patents for the design, manufacture and operation of flash memory and data storage cards.  One of the key technologies that we have patented and successfully commercialized is multi-level cell technology, or MLC, which allows a flash memory cell to be programmed to store two or more bits of data in approximately the same area of silicon that is typically required to store one bit of data.  We have an extensive patent portfolio that has been licensed by several leading semiconductor companies and other companies in the flash memory business.  Our cumulative license and royalty revenues over the last three fiscal years were approximately $1.28 billion.

We have invested with Toshiba in high volume, state-of-the-art NAND flash manufacturing facilities in Japan.  Our commitment takes the form of capital investments and loans to the flash ventures with Toshiba, credit enhancements of these ventures’ leases of semiconductor manufacturing equipment, take-or-pay commitments to purchase up to 50% of the output of these flash ventures with Toshiba at manufacturing cost plus a mark-up and sharing in the cost of SanDisk-Toshiba joint research and development activities related to flash memory.  We refer to the flash memory which we purchase from the SanDisk-Toshiba ventures as captive memory.  Our strategy is to have a mix of captive and non-captive supply and we have, from time-to-time, supplemented our sourcing of captive flash memory with purchases of non-captive memory, primarily from Toshiba, Samsung and Hynix.

Our industry is characterized by rapid technology transitions.  Since our inception, we have been able to scale NAND technology through fourteen generations over approximately twenty years.  However, the pace at which NAND technology is transitioning to new generations is expected to slow due to inherent physical technology limitations.  We currently expect to be able to continue to scale our NAND technology through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture.  We also continue to invest in future alternative technologies, including our 3-Dimensional, or 3D, Read/Write technology, which we believe may be a viable alternative to NAND when NAND can no longer scale at a sufficient rate, or at all.  However, even when NAND flash can no longer be further scaled, we expect NAND and potential alternative technologies to coexist for an extended period of time.

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

We sell our products globally to retail and OEM customers.  We continue to expand our retail customer base to new geographic regions as well as to outlets such as mobile storefronts, supermarkets and drug stores.  We also sell directly and through distributors to OEM customers.  These OEM customers either bundle or embed our memory solutions with products such as mobile phones, digital cameras, gaming devices, computers and GPS devices, or resell our memory solutions under their brand into retail channels.  This strategy allows us to leverage the market position, geographic footprint and brand strength of our customers to achieve broad market penetration for our products.

Our Products

Our products are sold in a wide variety of form factors and include the following:

  Removable Cards.  Our removable data storage solutions are available in a variety of consumer form factors.  For example, our ultra-small microSD removable cards, available in capacities up to 32 gigabytes, are designed for use in mobile phones.  Our CompactFlash removable cards, available in capacities up to 128 gigabytes, are well-suited for a range of consumer applications, including digital cameras.  Our professional products include the SanDisk Ultra® and SanDisk Extreme® product lines which are designed for additional performance and reliability.
  Embedded Products.  Our embedded products include our iNAND™ embedded flash product line, with capacities up to 64 gigabytes,  which is designed to respond to the increasing demand for embedded storage for mobile phones, tablets, eReaders and other portable devices.  We also offer high-capacity SSDs targeted for the personal computing and server markets in capacities up to 256 gigabytes.
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
  Wafers and Components. In addition to the finished products listed above, from time-to-time, we also sell raw memory wafers and memory components in packaged format.

Our Primary End Markets

Our products are sold to three primary large end markets:
  Mobile Phones.  We provide embedded and removable storage for mobile phones.  We are a leading supplier of the microSD and Memory Stick Micro™ product lines of removable storage cards used in mobile phones.  Multimedia features in mobile phones, such as camera functionality, audio/MP3, games, video and internet access, have been gaining in popularity.  In addition, there has been increasing usage of native and downloaded applications in mobile phones.  The usage of multimedia features and applications are driving demand for additional NAND flash memory storage in mobile phones.
  Consumer.  We provide flash storage products to multiple consumer markets, including imaging, gaming, audio/video and GPS.  Flash storage cards are used as the film for all major brands of digital cameras.  Our cards are also used to store video in solid-state digital camcorders and to store digital data in many other devices, such as maps in GPS devices.  In addition, portable game devices now include advanced features that require high capacity memory storage cards and we provide SD cards and Memory Stick PRO Duo™ cards that are all specifically packaged for the gaming market.  We also sell a line of digital media players with both embedded and removable memory under our Sansa brand with varying combinations of audio and video capabilities, and we sell slotMusic cards and slotRadio which are preloaded with music content and can be used in a wide variety of mobile phones and digital media players.  Primary card formats for consumer devices include CF, SD and Memory Stick®.
  Computing.  We provide multiple flash storage devices and solutions for the computing market.  USB flash drives allow consumers to store computer files, pictures and music on keychain-sized devices and then quickly and easily transfer these files between laptops, notebooks, desktops and other devices that incorporate a USB connection.  USB flash drives are easy to use, have replaced floppy disks and other types of external storage media, and are evolving into intelligent storage devices.  In addition, we sell other embedded and semi-embedded SSDs, which we call SanDisk® pSSD™ and SanDisk® integrated solid state drives (iSSD), for the computing market. We continue to develop new releases of our SSDs for the mainstream notebook and desktop computer markets and we believe that SSDs will become a major application for NAND flash memory over the next several years as they are increasingly likely to replace hard disk drives in a variety of computing solutions.

Our Sales Channels

Our products are delivered to end-users through worldwide retail storefronts and also by bundling data storage cards with host products or by embedding our data storage products in host devices sold by our OEM customers.

Our sales are made through the following channels:
  OEM.  We sell our products through OEM customers who bundle or embed our products in a large variety of digital consumer devices, including mobile phones, digital cameras, personal computers, or PCs, GPS devices and gaming products.  We also sell products to OEM customers that offer the products under their own brand name in retail channels.  We sell directly to OEMs and through distributors.  We support our OEM customers through our direct sales representatives as well as through independent manufacturers’ representatives.
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

As of the end of fiscal years 2010 and 2009, our backlog was $380 million and $268 million, respectively.  Because our customers can change or cancel orders with limited or no penalty and limited advance notice prior to shipment, we do not believe that our backlog, as of any particular date, is indicative of future sales.

Because our products are primarily destined for consumers, our revenue is generally highest in our fourth quarter due to the holiday buying season.  In addition, our revenue is generally lowest in the first quarter of the fiscal year.

In fiscal years 2010, 2009 and 2008, revenues from our top 10 customers and licensees accounted for approximately 46%, 42% and 48% of our total revenues, respectively.  All customers were individually less than 10% of our total revenues in fiscal years 2010 and 2009.  In fiscal year 2008, Samsung accounted for 13% of our total revenues through a combination of license and royalty and product revenues.  The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve.  Sales to our customers are generally made pursuant to purchase orders rather than long-term contracts.

Technology

Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance, cost-effective flash memory storage products in small form factors to address a variety of emerging markets.  We have been actively involved in all aspects of this development, including flash memory process development, module integration, chip design, controller development and system-level integration, to help ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms.  We successfully developed and commercialized 2-bits/cell flash MLC, or X2, technology, which enabled significant cost reduction and growth in NAND flash supply.  In addition, we have recently developed and successfully commercialized 3-bits/cell flash MLC, or X3, and 4-bits/cell flash MLC, or X4, technologies.  In addition, we are investing in the development of 3D memory architecture with multiple read-write capabilities.  We have also initiated, defined and developed standards to meet new market needs and to promote wide acceptance of these standards through interoperability and ease-of-use.  We believe our core technical competencies are in:
  high-density flash memory process, module integration, device design and reliability;
  securing data on a flash memory device;
  controller design and firmware;
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

Our patented intelligent controller technology, with its advanced defect management system, permits our flash storage card products to achieve a high level of reliability and longevity.  Each one of our flash devices contains millions of flash memory cells.  A failure in any one of these cells can result in loss of data, such as picture files, and this can occur several years into the life of a flash storage product.  The controller chips used in our products are designed to detect such defects and recover data under most standard conditions.

Patents and Licenses

We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights.  See Item 1A, “Risk Factors.”

As of the end of fiscal year 2010, we owned, or had rights to, more than 1,700 United States, or U.S., patents and more than 1,100 foreign patents.  We had more than 1,100 patent applications pending in the U.S., and had foreign counterparts pending on many of the applications in multiple jurisdictions.  We continually seek additional U.S. and international patents on our technology.

We have various patent licenses with several companies including, among others, Hynix, Intel Corporation, or Intel, Lexar Media, Inc., or Lexar, a subsidiary of Micron Technology, Inc., or Micron, Panasonic, Renesas Technology Corporation, or Renesas, Samsung, Sharp Electronics KK, or Sharp, Sony and Toshiba.  From time-to-time, we enter into discussions with other companies regarding potential license agreements for our patents.  In the three years ended January 2, 2011, we have generated $1.28 billion in revenue from license agreements.

Trade secrets and other confidential information are also important to our business.  We protect our trade secrets through confidentiality and invention assignment agreements.

Supply Chain

Our supply chain is an important competitive advantage and is comprised of the following:
  Silicon Sourcing.  All of our flash memory card products require silicon chips for the memory and controller components.  The majority of our memory is supplied from the flash ventures with Toshiba.  This represents captive memory supply and we are obligated to take our share of the output from the flash ventures with Toshiba or pay the fixed costs associated with that capacity.  See “Ventures with Toshiba.”  From time-to-time, we also purchase non-captive NAND memory supply from other silicon suppliers.  Our NAND flash memory contracts provide us a certain amount of guaranteed output from these silicon suppliers if we provide orders within a required lead time; however, we are not obligated to purchase the guaranteed supply unless we provide an order for future purchases.
  Assembly and Testing.  We sort and test our wafers at Toshiba in Yokkaichi, Japan, and at other facilities in Taiwan.  Our flash memory products are assembled in both our in-house assembly and test facility in Shanghai, China, and through our network of contract manufacturers.  Our packaged memory final test, card assembly and card test is performed at our in-house facility and at subcontractors in China, Singapore and Taiwan.  We believe the use of our in-house assembly and test facility as well as subcontractors reduces the cost of our operations, provides flexibility and gives us access to increased production capacity.
Ventures with Toshiba

We and Toshiba have successfully partnered in several flash memory manufacturing business ventures, which provide us leading edge, cost competitive NAND wafers for our end products.  From May 2000 to May 2008, FlashVision Ltd., or FlashVision, operated and produced 200-millimeter NAND flash memory wafers.  In September 2004, we and Toshiba formed Flash Partners Ltd., or Flash Partners, which produces 300-millimeter NAND flash wafers in Toshiba’s Fab 3 facility, or Fab 3.  In July 2006, we and Toshiba formed Flash Alliance Ltd., or Flash Alliance, a 300-millimeter wafer fabrication facility which began initial production in the third quarter of fiscal year 2007 in Toshiba’s Fab 4 facility, or Fab 4.  In July 2010, we and Toshiba entered into an agreement to create Flash Forward Ltd., or Flash Forward, to operate a 300-millimeter wafer fabrication facility in Toshiba’s Fab 5 facility, or Fab 5, with initial NAND production scheduled for the third quarter of our fiscal year 2011.

With the Flash Partners, Flash Alliance and Flash Forward ventures, hereinafter collectively referred to as Flash Ventures, located at Toshiba’s Yokkaichi, Japan operations, we and Toshiba collaborate in the development and manufacture of NAND-based flash memory wafers using the semiconductor manufacturing equipment owned or leased by each venture entity.  We hold or will hold a 49.9% ownership position in each of the current Toshiba and SanDisk venture entities.  Each venture entity purchases wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a mark-up.  We are committed to purchase half of each venture’s NAND wafer supply or pay for half of the venture’s fixed costs regardless of the output we choose to purchase.  We are also committed to fund 49.9% of each venture’s costs to the extent that the venture’s revenues from wafer sales to us and Toshiba are insufficient to cover these costs.  The investments in each venture entity are shared equally between us and Toshiba.  In addition, we have the right to purchase a certain amount of wafers from Toshiba on a foundry basis.

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
  our intellectual property ownership, in particular our patents, and MLC manufacturing know-how, provides us with license and royalty revenue as well as certain cost advantages;
  Flash Ventures, which provides us with leading edge, low-cost flash memory;
  our flexible supply chain;
  that we market and sell a broader range of card formats than any of our competitors, which gives us an advantage in obtaining strong retail and OEM distribution;
  that we have global retail distribution for our products through worldwide retail storefronts; and
  that we have worldwide leading market share in removable flash cards and UFDs.
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

Solid-State Drive and Hard Disk Drive Manufacturers.  Our SSDs face competition from other manufacturers of SSDs, including Intel, Kingston, Micron, Samsung, STEC, Inc., or STEC, Toshiba, and others, such as OCZ Technology Group, Inc.  Our SSDs also face competition from hard disk drives, which are offered by companies including, among others, Seagate Technology LLC, or Seagate, Samsung and Western Digital Corporation, or Western Digital.

Embedded Solutions Providers.  Our embedded products face competition from Hynix, Micron, Samsung and Toshiba.

Digital Audio/Video Player Manufacturers. Our digital audio/video players face strong competition from products offered by companies, including Apple Inc., or Apple, ARCHOS Technology, or ARCHOS, Coby Electronics Corporation, or Coby, Creative Technology Ltd., or Creative, Koninklijke Philips Electronics N.V., or Philips, Microsoft Corporation, or Microsoft, Samsung and Sony.

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

Corporate Responsibility

We believe that corporate social responsibility is an essential factor for overall corporate success. This implies adopting ethical and sustainable business practices to direct how we do business while keeping the interests of our stakeholders and the environment in focus.

We strive to uphold the following principles:
  to maintain the human rights of employees and to treat employees with dignity and respect;
  to set up processes and procedures intended to (i) comply with applicable laws and regulations as well as our internal guidelines, and (ii) uphold ethical standards;
  to establish policies and procedures intended to promote the idea that the quality of our products and services, consistency of production, and employee well-being are predicated on a safe and healthy work environment; and
  to establish policies and procedures intended to promote environmental responsibility as an integral part of our culture to deliver world-class products and services.
Additional Information

We file reports and other information with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements.  Those reports and statements and all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act (1) may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, (2) are available at the SEC’s internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC.  Information regarding the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 202-551-8090.  Our website address is www.sandisk.com.  Information on our website is not incorporated by reference nor otherwise included in this report.  Our principal executive offices are located at 601 McCarthy Blvd., Milpitas, CA 95035, and our telephone number is (408) 801-1000.  SanDisk is a trademark of SanDisk Corporation, and is registered in the U.S. and other countries.  Other brand names mentioned herein are for identification purposes only and may be the trademarks of their respective holder(s).

Employees

As of January 2, 2011, we had 3,469 full-time employees, including 1,540 in research and development, 459 in sales and marketing, 411 in general and administration, and 1,059 in operations.  None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage.  We believe that our employee relations are satisfactory.

Executive Officers

Our executive officers, who are elected by and serve at the discretion of our board of directors, are as follows (all ages are as of February 15, 2011):

Name	Age	Position
Sanjay Mehrotra	52	President and Chief Executive Officer
Judy Bruner	52	Executive Vice President, Administration and Chief Financial Officer
Yoram Cedar	58	Executive Vice President and Chief Technology Officer
Jim Brelsford	55	Chief Legal Officer and Senior Vice President of IP Licensing
Sumit Sadana	42	Senior Vice President and Chief Strategy Officer

Sanjay Mehrotra cofounded SanDisk in 1988 and became President and Chief Executive Officer effective January 2011.  He was appointed to the SanDisk board of directors in July 2010.  He has previously served as our Chief Operating Officer, Executive Vice President, Vice President of Engineering, Vice President of Product Development, and Director of Memory Design and Product Engineering.  Mr. Mehrotra has more than 30 years of experience in the non-volatile semiconductor memory industry including engineering and management positions at SanDisk, Integrated Device Technology, Inc., SEEQ Technology, Inc., Intel Corporation and Atmel Corporation.  Mr. Mehrotra earned B.S. and M.S. degrees in Electrical Engineering and Computer Sciences from the University of California, Berkeley.  He also holds several patents and has published articles in the area of non-volatile memory design and flash memory systems.  Mr. Mehrotra currently serves on the board of directors of Cavium Networks, the Engineering Advisory Board of the University of California, Berkeley and the Stanford Graduate School of Business Advisory Council.

Judy Bruner has been our Chief Financial Officer and Executive Vice President, Administration since June 2004.  She served as a member of our board of directors from July 2002 to July 2004.  Ms. Bruner has more than 30 years of financial management experience, including serving as Senior Vice President and Chief Financial Officer of Palm, Inc., a provider of handheld computing and communications solutions, from September 1999 until June 2004.  Prior to Palm, Inc., Ms. Bruner held financial management positions with 3Com Corporation, Ridge Computers and Hewlett-Packard Company.  Since January 2009, Ms. Bruner has served on the board of directors and the audit committee of Brocade Communications Systems, Inc.  Ms. Bruner holds a B.A. degree in Economics from the University of California, Los Angeles and an M.B.A. degree from Santa Clara University.

Yoram Cedar has been our Executive Vice President and Chief Technology Officer since October 2010.  He has previously served as our Executive Vice President of OEM Business and Corporate Engineering, Executive Vice President of Mobile Business and Corporate Engineering and Senior Vice President of Engineering and Emerging Market Business Development.  Mr. Cedar began his career at SanDisk in 1998 when he joined as Vice President of Systems Engineering.  He has more than 30 years of experience in managing large Mobile and OEM businesses as well as design and engineering management of electronic systems, product definition, marketing and development of removable and embedded flash-based semiconductors.  Prior to SanDisk, he was Vice President of New Business Development at Waferscale Integration, Inc.  Mr. Cedar earned B.S. and M.S. degrees in Electrical Engineering and Computer Architecture from Technion, Israel Institute of Technology, Haifa, Israel.

Jim Brelsford has been our Chief Legal Officer and Senior Vice President of IP Licensing since January 2010.  He joined us in August 2007 as Senior Vice President and General Counsel.  Before joining us, he was Executive Vice President of Business and Corporate Development, and prior to that, General Counsel, at Hands-On-Mobile, Inc.  Previously, Mr. Brelsford was a partner with Jones Day, Perkins Coie, and Steinhart & Falconer.  Mr. Brelsford holds a B.A. degree in political science from the University of Alaska and a J.D. degree from the University of California, Davis.

Sumit Sadana has been our Senior Vice President and Chief Strategy Officer since April 2010.  Previously, he was President of Sunrise Capital LLC.  Prior to that, Mr. Sadana was Senior Vice President of Strategy and Business Development as well as Chief Technology Officer at Freescale Semiconductor.  He started his career at International Business Machines Corporation where he held several hardware design, software development, operations, strategic planning, business development and general management roles.  Mr. Sadana holds a B.S. degree in Electrical Engineering from the Indian Institute of Technology (IIT), Kharagpur and a M.S. degree in Electrical Engineering from Stanford University.  He is currently on the board of directors for The Miracle Foundation.

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
  expansion of industry supply, including low-grade supply useable in limited markets, creating excess market supply, causing our average selling prices to decline faster than our costs;
  excess captive memory output or capacity which could result in write-downs for excess inventory, lower of cost or market charges, fixed costs associated with under-utilized capacity, or other consequences;
  increased memory component and other costs as a result of currency exchange rate fluctuations to the U.S. dollar, particularly with respect to the Japanese yen;
  lower than anticipated demand, including due to general economic weakness in our markets;
  insufficient supply from captive flash memory sources, inability to obtain non-captive flash memory supply of the right product mix with adequate margins and quality in the time frame necessary to meet demand, or inability to realize a positive margin on non-captive purchases;
  our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals, non-renewals, business performance of our licensees, or if licensees or we fail to perform on contractual obligations;
  inability to develop or unexpected difficulties or delays in developing, manufacturing with acceptable yields, or ramping, new technologies such as 24-nanometer or next generation process technology, X3 NAND memory architecture, 3D Read/Write, Extreme Ultra-Violet lithography, or other advanced alternative technologies;
  inability to adequately invest in future technologies and products while managing operating expenses and profit margins;
  insufficient non-memory materials or capacity from our suppliers and contract manufacturers to meet demand or increases in the cost of non-memory materials or capacity;
  inability to maintain or grow our sales of our non-branded products, wafers and components, or potential loss of branded product sales as a result;
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
  potential delays in the emergence of new markets and products for NAND-based flash memory, such as SSDs, or lack of acceptance of our products by our OEM customers or consumers;
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

We require an adequate level of product gross margins to continue to invest in our business.  Our ability to generate sufficient product gross margin and profitability to invest in our business depends in part on industry and our supply/demand balance, our ability to reduce cost per gigabyte at an equal or higher rate than the price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers, and our ability to manage expenses.  For example, we experienced negative product gross margins for fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write downs.  Since the second half of 2010, we have invested in expanded wafer capacity in Flash Alliance.  In July 2010, we and Toshiba entered into an agreement to create Flash Forward to operate a 300-millimeter wafer fabrication facility in Fab 5, with initial NAND production scheduled for the third quarter of our fiscal year 2011.  We will need an adequate level of product gross margins to sufficiently fund these capital expansions.  If we fail to maintain adequate product gross margins and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities, including funding technology development and capacity expansion.

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

Over our history, price decreases have generally been more than offset by increased unit demand and demand for products with increased storage capacity.  However, in fiscal year 2008 and the first half of 2009, price declines outpaced unit and gigabyte growth resulting in reduced revenue as compared to prior comparable periods.  There can be no assurance that current and future price reductions will result in sufficient demand for increased product capacity or unit sales, which could harm our revenues and margins.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers, or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer.  In fiscal years 2010, 2009 and 2008, revenues from our top 10 customers and licensees accounted for approximately 46%, 42% and 48% of our total revenues, respectively.  All customers were individually less than 10% of our total revenues in fiscal years 2010 and 2009.  In fiscal year 2008, Samsung accounted for 13% of our total revenues through a combination of license and royalty and product revenues.  The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and we expect fluctuations to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period.  If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer.  If we fail to comply with the contractual terms of our significant customer contracts, the business covered under these contracts and our financial results may be harmed.  Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and patents expire or if licensees fail to perform on a portion or all of their contractual obligations.  Our sales are generally made from standard purchase orders rather than long-term contracts.  Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty.

Our revenues depend in part on the success of products sold by our OEM customers.  A majority of our sales are to OEM customers.  Most of our OEM customers bundle or embed our flash memory products with their products, such as mobile phones, GPS devices, tablets, and computers.  We also sell wafers and components to some of our OEM customers, as well as non-branded products which are re-branded and distributed by certain OEM customers.  Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, market and sell their products successfully in their markets.  If our OEM customers are not successful selling their current or future products that include our products, or should they decide not to use our products, our results of operations and financial condition could be harmed.  OEM manufacturers of consumer devices, including mobile phones and tablets continue to increase their usage of embedded flash storage.  Our OEM revenue is dependent in part upon our embedded flash storage solutions meeting OEM product specifications and achieving design wins, including in new product categories such as tablets.  Embedded flash storage solutions typically require lengthy customer product qualifications, which could slow the adoption of our latest technology transitions and thereby have a negative impact on our gross margins by limiting our ability to reduce costs.  Also, since our embedded solutions are specifically qualified, we could be restricted from using non-captive supply, resulting in the potential need for further capital investment in our captive capacity.  Recently, there have been numerous announcements of new devices such as tablets, the majority of which utilize NAND flash memory.  There is a risk that not all tablets will gain market acceptance.  If tablets or other product categories do not grow as anticipated, or we supply OEMs that are not successful in commercializing their products, we could build excess capacity for demand that does not materialize.

In 2009, we began selling non-branded products, wafers and components to certain OEM customers.  The sales to these OEMs could be more variable than the sales to our historical customer base, and these OEMs may be more inclined to switch to an alternative supplier based on short-term price fluctuations or the timing of product availability.  Sales to these OEMs could also cause a decline in sales of our branded products.  In addition, we sell certain customized products and if the intended customer does not purchase these products as scheduled, we may incur excess inventory or rework costs.

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

Our inability to obtain sufficient flash memory supply could cause us to lose sales and market share and harm our operating results.  We are currently experiencing significant growth in demand for our flash memory products, and demand from our customers may exceed the supply of captive and non-captive flash memory available to us.  We are in the process of completing the expansion of Flash Alliance, and have announced the Flash Forward venture with Toshiba.  However, it is uncertain whether additional supply provided by these expansions will enable us to meet expected demand.  While we have various sources of non-captive supply, our purchases of non-captive supply may be limited due to the required advanced purchase order lead-times, the product mix available and the higher cost of this non-captive supply.  Our inability to obtain supply to meet demand may cause us to lose sales, market share and corresponding profits, which would harm our operating results.

The future growth of our business depends on the development and performance of new markets and products for NAND-based flash memory.  Our future growth is dependent on development of new markets, new applications and new products for NAND-based flash memory.  Historically, the digital camera market provided the majority of our revenues; however the mobile phone market now represents approximately half of our product revenues.  Other markets for flash memory include digital audio and video players, USB drives, tablets, GPS devices and SSDs.  We cannot assure you that the use of flash memory in mobile handsets or other existing markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow.  Our revenue and future growth is also significantly dependent on international markets, and we may face difficulties entering or maintaining sales in some international markets.  Some international markets are subject to a higher degree of commodity pricing or tariffs and import taxes than in the U.S., subjecting us to increased pricing and margin pressure.

Our strategy of investing in captive manufacturing sources could harm us if our competitors are able to produce products at lower costs or if industry supply exceeds demand. We secure captive sources of NAND through our significant investments in manufacturing capacity.  We believe that by investing in captive sources of NAND, we are able to develop and obtain supply at the lowest cost and access supply during periods of high demand.  Our significant investments in manufacturing capacity require us to obtain and guarantee capital equipment leases and use available cash, which could be used for other corporate purposes.  To the extent we secure manufacturing capacity and supply that is in excess of demand, or our cost is not competitive with other NAND suppliers, we may not achieve an adequate return on our significant investments and our revenues, gross margins and related market share may be harmed.  For example, we recorded charges of $121 million and $63 million in fiscal year 2008 and the first quarter of fiscal year 2009, respectively, for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity.

Our business and the markets we address are subject to significant fluctuations in supply and demand, and our commitments to Flash Ventures may result in periods of significant excess inventory.  The start of production by Flash Alliance at the end of fiscal year 2007 and the ramp of production in fiscal year 2008 increased our captive supply and resulted in excess inventory.  As a result, we restructured and reduced our total capacity at Flash Ventures in the first quarter of fiscal year 2009.  However, since the second half of 2010, we have invested in expanded wafer capacity in Flash Alliance, and Flash Forward will further increase our captive memory supply beginning in the third quarter of fiscal year 2011.  Increases in captive memory supply from these ventures could harm our business and results of operations if our committed supply exceeds demand for our products.  The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges, such as those we experienced in fiscal year 2008, which would harm our gross margins and could result in the impairment of our investments in Flash Ventures.

We continually develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand for our older products; and our competitors seek to develop new standards which could reduce demand for our products.  We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features.  Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful.  The success of our new products is dependent on a number of factors, including market acceptance, OEM design wins, our ability to manage risks associated with new products and production ramp issues.  New flash storage solutions, such as embedded flash drives and SSDs, that are designed for devices such as tablets, eReaders, notebooks and desktop computers are emerging rapidly and are expected to grow significantly in the coming years.  We cannot guarantee that OEMs will adopt our solutions, that products that include our solutions will be successful or that these markets will grow as we anticipate.  For certain solutions, such as SSDs, to be adopted widely, the cost of flash memory must still decline further so that the price point for the end consumer is compelling.  In addition, we will need to develop new SSDs and other embedded flash solutions for mobile computing products and enterprise applications, and our current or new solutions must meet the specifications required to gain customer qualification and acceptance.  Other products, such as slotMusic, slotRadio, slotVideo™ and our pre-loaded flash memory cards, may not gain market acceptance, and we may not be successful in penetrating the new markets that we target.  Sony’s decision in 2010 to transition its future devices from the Memory Stick format to the SD format could harm our market share or margins since there are a greater number of competitors selling SD products.

New applications may require significant up-front investment with no assurance of long-term commercial success or profitability.  As we introduce new standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all.

Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products.  For example, certain handset manufacturers and flash memory chip producers are currently advocating and developing a new standard, referred to as Universal Flash Storage, commonly referred to as UFS, for flash memory cards used in mobile phones.  Intel and Micron have also developed a new specification for a NAND flash interface, called Open NAND Flash Interface, commonly referred to as ONFI, which would be used primarily in computing devices.  Broad acceptance of new standards and products may reduce demand for some of our products.

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

Others are developing alternative non-volatile technologies such as ReRAM, Memristor, vertical or stacked NAND, phase-change memory, charge-trap flash, and other technologies.  Successful broad-based commercialization of one or more of these technologies could reduce the future revenue and profitability of NAND flash technology and could supplant the potential alternative 3D Read/Write technology that we are developing.  In addition, we generate license and royalty revenues from NAND technology and we own intellectual property for 3D Read/Write technology, and if NAND is replaced by a technology other than 3D Read/Write, our ability to generate license and royalty revenues would be reduced.  Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally.

Alternative storage solutions such as cloud storage, enabled by high bandwidth wireless or internet-based storage, could reduce the need for physical flash storage within electronic devices.  These alternative technologies could negatively impact the overall market for flash-based products, which could seriously harm our results of operations.

We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer.  Our competitors include many large companies that may have greater advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources and more diversified businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost.  Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs.  Such practices occurred in the DRAM industry during periods of excess supply and resulted in substantial losses in the DRAM industry.  Our primary semiconductor competitors include Hynix, Intel, Micron, Samsung and Toshiba.  These current and future competitors produce or could produce alternative flash or other memory technologies that compete against our NAND flash memory technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND.  Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of flash memory technology in new applications.  If the scaling of NAND flash technology slows down or alternative technologies prove to be more economical, our business would be harmed, and our investments in captive fabrication facilities could be impaired.  Our cost reduction activities are dependent in part on the purchase of new specialized manufacturing equipment, and if this equipment is not generally available or is allocated to our competitors, our ability to reduce costs could be limited.

We also compete with flash memory card manufacturers and resellers.  These companies purchase or have a captive supply of flash memory components and assemble memory cards.  Our primary competitors currently include, among others, A-DATA, Buffalo, CN Memory, Dane-Elec, Dexxxon Digital Storage, Inc., dba Emtec Electronics, or EMTEC, Kodak, Elecom, FUJI, Gemalto, Hagiwara, Hama, Hynix, Imation, Memorex, I-O Data, Kingmax, Kingston, Lexar, Netac, Panasonic, PNY, PQI, RITEK, Samsung, Sony, STMicroelectronics, Toshiba, Transcend, and Verbatim.

Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do.  The success of our competitors may adversely affect our future revenues or margins and may result in the loss of our key customers.  For example, Toshiba and other manufacturers have increased their market share of flash memory cards for mobile phones, including the microSD card, which have been a significant driver of our growth.  In the digital audio market, we face competition from well established companies such as Apple, ARCHOS, Coby, Creative, Philips, Microsoft, Samsung and Sony.  In the USB flash drive market, we face competition from a large number of competitors, including EMTEC, Hynix, Imation, Kingston, Lexar, Memorex, PNY, Sony and Verbatim.  In the market for SSDs, we face competition from large NAND flash producers such as Intel, Samsung and Toshiba, as well as from hard drive manufacturers, such as Seagate, Samsung, Western Digital and others, who have established relationships with computer manufacturers.  We also face competition from third-party SSD solutions providers such as A-DATA, Kingston, Phison Electronics Corporation, STEC and Transcend.

We sell flash memory in the form of white label cards, wafers or components to certain companies who sell flash products that may ultimately compete with our branded products in the retail or OEM channels.  This could harm our branded market share and reduce our sales and profits.

Furthermore, many companies are pursuing new or alternative technologies or alternative forms of NAND, such as phase-change and charge-trap flash technologies which may compete with NAND flash memory.  New or alternative technologies, if successfully developed by our competitors, and we are unable to scale our technology on an equivalent basis, could provide an advantage to these competitors.

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

Our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals or if licensees fail to perform on a portion or all of their contractual obligations.  If our existing licensees do not renew their licenses upon expiration and we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed.  For example, in the first quarter of fiscal year 2010, our license and royalty revenues decreased sequentially primarily due to a new license agreement with Samsung that was effective in the third quarter of fiscal 2009, and contains a lower effective royalty rate compared to the previous license agreement.  To the extent that we are unable to renew license agreements under similar terms or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees.  If our licensees or we fail to perform on contractual obligations, we may incur costs to enforce the terms of our licenses and there can be no assurance that our enforcement and collection efforts will be effective.  If we license new intellectual property, or IP, from third-parties or existing licensees, we may be required to pay license fees, royalty payments, or offset existing license revenues.  In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

Under certain conditions, the Flash Ventures’ master equipment lease obligations could be accelerated, which would harm our business, results of operations, cash flows, and liquidity.  Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of either BB- from S&P or Moody’s Corporation, or Moody’s, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of January 2, 2011, Flash Ventures were in compliance with all of their master lease covenants.  As of January 2, 2011, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold for R&I and our S&P credit rating was BB-, which is the required minimum corporate rating threshold for S&P.

If both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration.  If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to $879 million, based upon the exchange rate at January 2, 2011, covered by our guarantee under the Flash Ventures master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may or may not be available.

Our financial performance depends significantly on worldwide economic conditions and the related impact on levels of consumer spending, which have deteriorated in many countries and regions, including the U.S., and may not recover in the foreseeable future.  Demand for our products is adversely affected by negative macroeconomic factors affecting consumer spending.  The tightening of consumer credit, low level of consumer liquidity, and volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending primarily in the U.S. and European retail markets.  These and other economic factors have reduced demand growth for our products and harmed our business, financial condition and results of operations, and to the extent such economic conditions continue, they could cause further harm to our business, financial condition and results of operations.

The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and results of operations in the past and may do so in the future. The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand.  The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies and their customers’ products and declines in general economic conditions.  The flash memory industry has recently experienced significant excess supply, reduced demand, high inventory levels, and accelerated declines in selling prices.  If we again experience oversupply of NAND flash products, we may be forced to hold excessive inventory, sell our inventory below cost, and record inventory write-downs, all of which would place additional pressure on our results of operation and our cash position.

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

The risks of supply disruption are magnified at Toshiba’s Yokkaichi, Japan operations, where Flash Ventures are operated and Toshiba’s foundry capacity is located.  Earthquakes and power outages have resulted in production line stoppages and loss of wafers in Yokkaichi, and similar stoppages and losses may occur in the future.  For example, in the first quarter of fiscal year 2006, a brief power outage occurred at Fab 3, which resulted in a loss of wafers and significant costs associated with bringing the fab back on line.  In the fourth quarter of fiscal year 2010, a brief power fluctuation occurred that caused a disruption in operations at both Fab 3 and Fab 4, resulting in a loss of wafers and costs associated with bringing the fabs back on line.  In addition, the Yokkaichi location is often subject to earthquakes, which could result in production stoppage, a loss of wafers and the incurrence of significant costs.  Moreover, Toshiba’s employees that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt our wafer supply from Flash Ventures.  If we have disruption in our captive wafer supply or if our non-captive sources fail to supply wafers in the amounts and at the times we expect, or we do not place orders with sufficient lead time to receive non-captive supply, we may not have sufficient supply to meet demand and our operating results could be harmed.

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

We and our suppliers rely upon certain rare earth materials that are necessary for the manufacturing of our products, and our business could be harmed if we or our suppliers experience shortages or delays of these rare earth materials.  Certain  rare earth materials are critical to the manufacture of some of our products.  We and/or our suppliers acquire these materials from a number of countries, including the People’s Republic of China.  We cannot predict whether the government of China or any other nation will impose regulations, quotas or embargoes upon the materials incorporated into our products that would restrict the worldwide supply of such materials or increase their cost.  If China or any other major supplier were to restrict the supply available to us or our suppliers or increase the cost of the materials used in our products, we could experience a shortage in supply or an increase in production costs, which would harm our results of operations.

Increased captive memory supply from Flash Forward may not produce results as expected.  In July 2010, we and Toshiba entered into an agreement to create Flash Forward to operate in Fab 5, of which we will own 49.9% and Toshiba will own 50.1%.  Fab 5 is designed to be built in two phases.  The Phase 1 building shell is expected to be completed in the second quarter of calendar year 2011, after which equipment outfitting is expected to begin, with initial NAND production scheduled for the third quarter of our fiscal year 2011.  However, if this new venture does not commence production as planned or does not meet anticipated manufacturing output, we may not have sufficient supply to meet demand, which may lead to a loss in market share and potential revenue growth.  Conversely, this new venture with Toshiba could harm our business and results of operations if our committed supply exceeds demand for our products.  The adverse effects from excess supply could include significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs, and the impairment of our investment in this new venture with Toshiba.  Any future excess or shortage of supply could harm our business, financial condition and results of operations.  In addition, because all of the Flash Ventures are located in close proximity, any risk of supply disruption at Toshiba’s Yokkaichi, Japan operations may impact all of our ventures with Toshiba, including this new venture, which could impact all of our captive memory wafer supply.

If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment.  Semiconductor manufacturing yields and product reliability are a function of both design and manufacturing process technology, and production delays may be caused by equipment malfunctions, fabrication facility accidents or human error.  Yield problems may not be identified during the production process or improved until an actual product is manufactured and can be tested.  We have, from time-to-time, experienced yields that have adversely affected our business and results of operations.  On more than one occasion, we have experienced adverse yields when we have transitioned to new generations of products.  If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations.  For example, if the production ramp and/or yield of X2 and X3 NAND technology on the latest process node does not increase as expected, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and results of operations will be harmed.

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

We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third-party subcontractors for a portion of our wafer testing, chip assembly, product assembly, product testing and order fulfillment.  From time-to-time, our subcontractors have experienced difficulty meeting our requirements.  If we are unable to increase the amount of capacity allocated to us from our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products.  We do not have long-term contracts with some of our existing subcontractors.  We do not have exclusive relationships with any of our subcontractors and, therefore, cannot guarantee that they will devote sufficient resources to manufacturing our products.  We are not able to directly control product delivery schedules.  Furthermore, we manufacture on a turnkey basis with some of our subcontractors.  In these arrangements, we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line.  Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would have adverse effects on our operating results.

In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business.  Successive generations of our products have incorporated semiconductors with greater memory capacity per chip.  The transition to new generations of products, such as products containing 24-nanometer and smaller process technologies and/or X3 and X4 NAND technologies, is highly complex and requires new controllers, new test procedures, potentially new equipment and modifications to numerous aspects of any manufacturing processes, as well as extensive qualification of the new products by our OEM customers and us.  If we fail to achieve OEM design wins with new technologies such as the use of X3 in embedded mobile applications, we may be unable to achieve the cost structure required to support our profit objectives.  There can be no assurance that technology transitions will occur on schedule, at the yields or costs that we anticipate, or that they will meet the specifications of certain customers or products.  If Flash Ventures encounters difficulties in transitioning to new technologies, our cost per gigabyte may not remain competitive with the costs achieved by other flash memory producers, which would harm our gross margins and financial results.  In addition, we could face design, manufacturing and equipment challenges when transitioning to the next generation of technologies beyond NAND.  Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.  We have periodically experienced significant delays in the development and volume production ramp-up of our products.  Similar delays could occur in the future and could harm our business, financial condition and results of operations.

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

Certain of our products contain encryption or security algorithms to protect third-party content and user-generated data stored on our products.  To the extent our products are hacked or the encryption schemes are compromised, this could harm our business or cause us financial harm by hurting our reputation, requiring us to employ additional resources to fix the errors or defects.  This could potentially impact future collaboration with content providers or lead to product returns and/or claims against us due to actual or perceived vulnerabilities.

From time-to-time, we overestimate our requirements and build excess inventory, or underestimate our requirements and have a shortage of supply, either of which could harm our financial results.The majority of our products are sold directly or indirectly into consumer markets, which are difficult to accurately forecast.  Also, a substantial majority of our quarterly sales are from orders received and fulfilled in that quarter.  Additionally, we depend upon timely reporting from our retail and distributor customers as to their inventory levels and sales of our products in order to forecast demand for our products.  We have in the past significantly over-forecasted or under-forecasted actual demand for our products.  The failure to accurately forecast demand for our products will result in lost sales or excess inventory, both of which will harm our business, financial condition and results of operations.  In addition, we may increase our inventory in anticipation of increased demand or as captive wafer capacity ramps.  If demand does not materialize, we may be forced to write-down excess inventory or write-down inventory to the lower of cost or market, as was the case in fiscal year 2008, which may harm our financial condition and results of operations.

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

We rely on our suppliers and contract manufacturers, some of which are the sole source of supply for our non-memory components, and capacity limitations or the absence of a back-up supplier exposes our supply chain to unanticipated disruptions or potential additional costs. We do not have long-term supply agreements with some of our suppliers and contract manufacturers.  From time-to-time, certain materials may become difficult or more expensive to obtain, which could impact our ability to meet demand and could harm our profitability.  Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply in a timely manner, or at all.

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

We are exposed to foreign currency exchange rate fluctuations that could negatively impact our business, results of operations and financial condition. A significant portion of our business is conducted in currencies other than the U.S. dollar, which exposes us to adverse changes in foreign currency exchange rates.  These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.  Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen.  For example, the Japanese yen has significantly appreciated relative to the U.S. dollar and this has increased our cost of NAND flash wafers, negatively impacting our gross margins and results of operations.  In addition, our investments in Flash Ventures are denominated in Japanese yen and strengthening of the Japanese yen would increase the cost to us of future funding or increase our exposure to asset impairments.  We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia.  Additionally, we have exposures to emerging market currencies, which can be extremely volatile.  An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened U.S. dollar could increase local operating expenses and the cost of raw materials to the extent purchased in foreign currencies.  We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

We enter into foreign exchange forward and cross currency swap contracts to reduce the impact of foreign currency fluctuations on certain foreign currency assets and liabilities.  In addition, we hedge certain anticipated foreign currency cash flows with foreign exchange forward and option contracts, primarily for Japanese yen-denominated inventory purchases.  We generally have not hedged our future equity investments, distributions and loans denominated in Japanese yen related to Flash Ventures.

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

For example, on October 24, 2007, we initiated two patent infringement actions in the United States District Court for the Western District of Wisconsin and one action in the United States International Trade Commission, or ITC, against certain companies that manufacture, sell and import USB flash drives, CF cards, multimedia cards, MP3/media players and/or other removable flash storage products.  In this ITC action, an Initial Determination was issued in April 2009 and a Final Determination was issued in October 2009 finding non-infringement of certain accused flash memory products.  There can be no assurance that we will be successful in future patent infringement actions or that the validity of the asserted patents will be preserved or that we will not face counterclaims of the nature described above.

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

Price increases could reduce our overall product revenues and harm our financial position.  In the first half of fiscal year 2009, we increased prices in order to improve profitability.  Price increases can result in reduced growth, or even an absolute reduction, in gigabyte demand.  For example, in the second quarter of fiscal year 2009, our average selling price per gigabyte increased 12% and our gigabytes sold decreased 7%, both on a sequential basis.  In the future, if we raise prices, our product revenues may be harmed and we may have excess inventory.

Changes in the seasonality of our business may result in our inability to accurately forecast our product purchase requirements.  Sales of our products in the consumer electronics market are subject to seasonality.  For example, sales have typically increased significantly in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following fiscal year.  Changes in seasonality make it more difficult for us to forecast our business, especially in the current global economic environment and its corresponding decline in consumer confidence, which may impact typical seasonal trends.  Changes in the product or channel mix of our business can also impact seasonal patterns, adding to complexity in forecasting demand.  If our forecasts are inaccurate, we may lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and results of operations.  This seasonality also may lead to higher volatility in our stock price, the need for significant working capital investments in receivables and inventory and our need to build inventory levels in advance of our most active selling seasons.

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
  import or export restrictions that could affect some of our products, including those with encryption technology;
  duties and/or fees related to customs entries for our products, which are all manufactured offshore;
  longer payment cycles and greater difficulty in accounts receivable collection;
  adverse tax rules and regulations;
  weak protection of our intellectual property rights;
  delays in product shipments due to local customs restrictions; and
  delays in research and development that may arise from political unrest at our development centers in Israel or other countries.

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

Our success depends on our key personnel, including our executive officers, and the loss of key personnel or the transition of key personnel, including our Chief Executive Officer, could disrupt our business.  Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel.  We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time.  On January 1, 2011, Sanjay Mehrotra became our President and Chief Executive Officer, and while we intend to make this transition as smooth as possible, this leadership change may result in disruptions to our business or operations.  In addition, our success will depend on our ability to recruit and retain additional highly-skilled personnel.  We have relied on equity awards in the form of stock options and restricted stock units as one means for recruiting and retaining highly skilled talent and a reduction in our stock price may reduce the effectiveness of share-based awards used for retaining employees.

Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenues, costs and stock price. Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer demand.  Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers.  Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers, or adversely affect consumer confidence.  We have substantial operations in Israel including a development center in Northern Israel, near the border with Lebanon, and a research center in Omer, Israel, which is near the Gaza Strip, areas that have experienced significant violence and political unrest.  Turmoil and unrest in Israel, the Middle East or other regions could cause delays in the development or production of our products.  This could harm our business and results of operations.

Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could negatively impact our supply chain operations.Our supply chain operations, including those of our suppliers and subcontractors, are concentrated in Milpitas, California; Raleigh, North Carolina; Astugi and Yokkaichi, Japan; Hsinchu, Taichung and Tainan, Taiwan; Dongguan, Shanghai and Shenzen, China and Singapore.  In the past, these areas have been affected by natural disasters such as earthquakes, tsunamis, floods and typhoons, and some areas have been affected by epidemics, such as avian flu or H1N1 flu.  If a natural disaster or epidemic were to occur in one or more of these areas, we could incur a significant work or production stoppage.  The impact of these potential events is magnified by the fact that we do not have insurance for most natural disasters, including earthquakes.  The impact of a natural disaster could harm our business and results of operations.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.We are subject to income tax in the U.S. and numerous foreign jurisdictions.  Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions.  We are subject to ongoing tax audits in various jurisdictions.  Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes.  For example, we are currently under a federal income tax audit by the U.S. Internal Revenue Service, or IRS, for fiscal years 2005 through 2008.  While we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, examinations are inherently uncertain and an unfavorable outcome could occur.  An unanticipated unfavorable outcome in any specific period could harm our results of operations for that period or future periods.  The financial cost and our attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability.  The IRS audit may also impact the timing and/or amount of our refund claim.  In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process.  In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S.  Any of these changes could affect our profitability.

We may be subject to risks associated with environmental regulations.Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the responsibility for environmentally safe disposal or recycling.  Such laws and regulations have recently been passed in several jurisdictions in which we operate, including Japan and certain states within the U.S.  Although we do not anticipate any material adverse effects in the future based on the nature of our operations and the focus of such laws, there is no assurance such existing laws or future laws will not harm our financial condition, liquidity or results of operations.

Climate change issues, energy usage and emissions controls may result in new environmental legislation and regulations, at the international, federal or state level, that may make it more difficult or expensive for us, our suppliers, and our customers to conduct business.  These regulations could cause us to incur additional direct costs, as well as increased indirect costs related to our relationships with our customers and suppliers.  These costs may harm our operations and financial condition.

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

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Convertible Senior Notes due 2013 and 1.5% Convertible Senior Notes due 2017.  We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest.  As of January 2, 2011, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $879 million based on the exchange rate at January 2, 2011.  In addition, we have significant commitments for the future fixed costs of Flash Ventures, and we will incur significant obligations with respect to Flash Forward as well as continued investment in Flash Partners and Flash Alliance.  Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

Our debt service obligations may adversely affect our cash flow. While our 1% Convertible Senior Notes due May 15, 2013, or 1% Notes due 2013, are outstanding, we will have debt service obligations on the 1% Notes due 2013 of approximately $11.5 million per year and while our 1.5% Convertible Senior Notes due August 15, 2017, or 1.5% Notes due 2017, are outstanding, we will have debt service obligations on the 1.5% Notes due 2017 of approximately $15.0 million per year.  If we issue other debt securities in the future, our debt service obligations will increase.  In addition, if we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business.

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
The net share settlement feature of the 1% Convertible Senior Notes due 2013 and 1.5% Convertible Senior Notes due 2017 may have adverse consequences.The 1% Notes due 2013 and 1.5% Notes due 2017 are subject to net share settlement, which means that we will satisfy our conversion obligation to holders by paying cash in settlement of the lesser of the principal amount and the conversion value of the 1% Notes due 2013 and 1.5% Notes due 2017 and by delivering shares of our common stock in settlement of any and all conversion obligations in excess of the principal amount.  Accordingly, upon conversion of a note, holders might not receive any shares of our common stock, or they might receive fewer shares of common stock relative to the conversion value of the note.

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

The convertible note hedge transactions and warrant transactions and/or early termination of the 2006 hedge and warrant transactions may affect the value of the notes and our common stock. In connection with the pricing of the 1% Notes due 2013 and 1.5% Notes due 2017, we have entered into privately negotiated convertible note hedge transactions with the underwriters in the offerings of the notes (collectively, the “dealers”) or their respective affiliates.  The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the 1% Notes due 2013 and the 1.5% Notes due 2017.  These transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the 1% Notes due 2013 and 1.5% Notes due 2017.  However, if there is a counterparty default or other nonperformance under the hedge transactions, we may not be able to reduce the potential dilution with respect to our common stock upon conversion of our 1% Notes due 2013 and 1.5% Notes due 2017, or we may not be refunded our initial costs associated with such hedge transactions.

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

The 1% Notes due 2013 and the 1.5% Notes due 2017 have a conversion feature with a strike price of $82.36 and $52.37, respectively.  If our stock price goes above the strike price of either the 1% Notes due 2013 and/or the 1.5% Notes due 2017, we will be required to include additional shares in our diluted earnings per share calculation, which will result in a decrease in our reported earnings per share.  While we have entered into convertible note hedge transactions which will effectively increase the strike price from an economic standpoint and reduce the potential dilution upon conversion, the impact of the convertible note hedge transactions will not be reflected in our reported diluted earnings per share.

In addition, we may, from time-to-time, repurchase a certain portion of the 1% Notes due 2013 and/or the 1.5% Notes due 2017.  In connection with any such repurchases, we may early terminate a portion of the convertible note hedge transactions we entered into with respect to the 1% Notes due 2013 or the 1.5% Notes due 2017 that we repurchase, and a portion of the warrant transactions we entered into at the time of the offerings of those notes.  In connection with any such termination of a portion of the hedge and warrant transactions, the counterparties to those transactions are expected to unwind various over-the-counter derivatives and/or sell our common stock in open market and/or privately negotiated transactions, which could adversely impact the market price of our common stock and of the notes.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Milpitas, California.  We lease four adjacent buildings comprising approximately 444,000 square feet.  These facilities house our corporate offices, the majority of our engineering team, as well as a portion of our sales, marketing, operations and corporate services organizations.  We occupy this space under lease agreements that expire in 2013.  We own an advanced testing and assembly facility of approximately 363,000 square feet located on a 50-year land lease in Shanghai, China of approximately 653,000 square feet, of which we have 46 years remaining.  In addition, we own two buildings comprising approximately 157,000 square feet located in Kfar Saba, Israel, that house administrative offices and research and development facilities.  The buildings are located on a 99-year land lease, of which we have 82 years remaining, of approximately 268,000 square feet, of which approximately 70,000 square feet is vacant land for future expansion.  We have 47 years remaining on a 50-year land lease in Tefen, Israel of approximately 87,000 square feet of vacant land for future expansion.

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

See Note 15, “Litigation,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8, “Financial Statement and Supplementary Data,” of this report.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock.  Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “SNDK.”  The following table summarizes the high and low sale prices for our common stock as reported by the NASDAQ.

	High	Low
2009
First quarter	$13.50	$7.53
Second quarter	$16.72	$11.87
Third quarter	$23.20	$13.02
Fourth quarter	$31.18	$19.18
2010
First quarter	$36.25	$24.90
Second quarter	$50.55	$34.00
Third quarter	$46.80	$33.03
Fourth quarter	$52.31	$35.94

Holders.  As of February 1, 2011, we had approximately 352 stockholders of record.

Dividends.  We have never declared or paid any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph *

Five-Year Stockholder Return Comparison.  The following graph compares the cumulative total stockholder return on our common stock with that of the S&P 500 Stock Index, a broad market index published by S&P, a selected S&P Semiconductor Company stock index compiled by Morgan Stanley & Co. Incorporated and the Philadelphia, or PHLX, Semiconductor Index for the five-year period ended January 2, 2011.  These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by an individual investor.

The comparison for each of the periods assumes that $100 was invested on January 1, 2006 in our common stock, the stocks included in the S&P 500 Stock Index, the stocks included in the S&P Semiconductor Company Stock Index and the stocks included in the PHLX Semiconductor Index, and assumes all dividends are reinvested.  For each reported year, the reported dates are the last trading dates of our fiscal quarters (which end on the Sunday closest to March 31, June 30 and September 30, respectively) and year (which ends on the Sunday closest to December 31).

	2005	2006	2007	2008	2009	2010
SanDisk Corporation	$100.00	$68.50	$53.39	$14.61	$46.86	$80.05
S&P 500 Index	100.00	113.62	118.44	69.92	89.33	100.75
S&P Semiconductor Stock Index	100.00	90.05	99.86	50.53	82.76	89.91
PHLX Semiconductor Index	100.00	97.59	85.51	42.13	75.06	85.89

*
The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Years Ended
	January 2, 2011(1)	January 3, 2010(2)	December 28, 2008(3)	December 30, 2007(4)	December 31, 2006(5)
	(In thousands, except per share data)
Revenues
Product	$4,462,930	$3,154,314	$2,843,243	$3,446,125	$2,926,472
License and royalty	363,877	412,492	508,109	450,241	331,053
Total revenues	4,826,807	3,566,806	3,351,352	3,896,366	3,257,525
Cost of product revenues	2,564,717	2,282,180	3,288,265	2,693,647	2,018,052
Gross profit	2,262,090	1,284,626	63,087	1,202,719	1,239,473
Operating income (loss)	1,461,574	519,390	(1,973,480)	276,514	326,334
Net income (loss) attributable to common stockholders	$1,300,142	$415,310	$(1,986,624)	$190,616	$180,393
Net income (loss) attributable to common stockholders per share:
Basic	$5.59	$1.83	$(8.82)	$0.84	$0.91
Diluted	$5.44	$1.79	$(8.82)	$0.81	$0.87
Shares used in computing net income (loss) attributable to common stockholders per share:
Basic	232,531	227,435	225,292	227,744	198,929
Diluted	238,901	231,959	225,292	235,857	207,451

	At
	January 2, 2011	January 3, 2010	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Working capital	$3,072,585	$2,043,664	$1,450,675	$2,377,399	$3,335,858
Total assets	8,776,710	6,001,719	5,932,140	7,107,472	6,850,491
Convertible long-term debt	1,711,032	934,722	954,094	903,580	856,595
Total equity	5,779,395	3,908,409	3,440,721	5,156,303	4,997,470

(1)    Includes share-based compensation of ($77.6) million, which includes ($17.3) million due to a non-cash modification of outstanding stock awards pursuant to the retirement of our former Chief Executive Officer, amortization of acquisition-related intangible assets of ($14.2) million, a charge of ($17.8) million related to a power outage experienced in Fab 3 and Fab 4 and a gain of $13.2 million related to the sale of the net assets of our mobile phone SIM card business.
(2)    Includes share-based compensation of ($95.6) million, amortization of acquisition-related intangible assets of ($13.7) million and other-than-temporary impairment charges of ($7.9) million related to our investment in FlashVision.
(3)    Includes impairment charges related to goodwill of ($845.5) million, acquisition-related intangible assets of ($175.8) million, investments in our flash ventures with Toshiba of ($93.4) million, and our investment in Tower Semiconductor Ltd., or Tower, of ($18.9) million.  Also includes share-based compensation of ($97.8) million, amortization of acquisition-related intangible assets of ($71.6) million and restructuring and other charges of ($35.5) million.
(4)    Includes share-based compensation of ($133.0) million and amortization of acquisition-related intangible assets of ($90.1) million.  Also includes other-than-temporary impairment charges of ($10.0) million related to our investment in FlashVision.
(5)    Includes acquired in-process technology charges of ($225.6) million related to acquisitions of Matrix Semiconductor Inc., or Matrix, in January 2006 and msystems Ltd., or msystems, in November 2006, share-based compensation of ($100.6) million and amortization of acquisition-related intangible assets of ($27.8) million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

	Fiscal Years Ended
	January 2, 2011	% of Revenue	January 3, 2010	% of Revenue	December 28, 2008	% of Revenue
	(In thousands, except percentages)
Product revenues	$4,462,930	92.5%	$3,154,314	88.4%	$2,843,243	84.8%
License and royalty revenues	363,877	7.5%	412,492	11.6%	508,109	15.2%
Total revenues	4,826,807	100.0%	3,566,806	100.0%	3,351,352	100.0%
Cost of product revenues	2,564,717	53.1%	2,282,180	64.0%	3,288,265	98.1%
Gross profit	2,262,090	46.9%	1,284,626	36.0%	63,087	1.9%
Operating expenses
Research and development	422,562	8.7%	384,158	10.8%	429,949	12.8%
Sales and marketing	209,797	4.4%	208,514	5.8%	328,079	9.8%
General and administrative	166,485	3.5%	171,359	4.8%	204,765	6.1%
Impairment of goodwill	—	—	—	—	845,453	25.2%
Impairment of acquisition-related intangible assets	—	—	—	—	175,785	5.3%
Amortization of acquisition-related intangible assets	1,672	0.0%	1,167	0.0%	17,069	0.5%
Restructuring and other	—	—	38	0.0%	35,467	1.1%
Total operating expenses	800,516	16.6%	765,236	21.4%	2,036,567	60.8%
Operating income (loss)	1,461,574	30.3%	519,390	14.6%	(1,973,480)	(58.9)%
Other income (expense), net	(4,141)	(0.1%)	(15,589)	(0.5)%	21,106	0.6%
Income (loss) before provision for taxes	1,457,433	30.2%	503,801	14.1%	(1,952,374)	(58.3)%
Provision for income taxes	157,291	3.3%	88,491	2.5%	34,250	1.0%
Net income (loss)	$1,300,142	26.9%	$415,310	11.6%	$(1,986,624)	(59.3)%

General

We are the inventor and leading supplier of NAND flash data storage products.  Our goal is to provide simple, reliable, and affordable storage solutions for consumer use in a wide variety of formats and devices.  We sell our products globally to retail and OEM customers.

We design, develop and manufacture data storage solutions in a variety of form factors using our flash memory, proprietary controller and firmware technologies.  We purchase the vast majority of our NAND flash memory supply requirements through our significant flash venture relationships with Toshiba, which produce and provide us with leading-edge, low-cost memory wafers.  Our removable card products are used in a wide range of consumer electronics devices such as mobile phones, digital cameras, gaming devices and laptop computers.  Our embedded flash products are used in mobile phones, tablets, eReaders, GPS devices, gaming systems, imaging devices and computing platforms.  For computing platforms, we provide high-speed, high-capacity storage solutions known as SSDs that can be used in lieu of hard disk drives.

Our strategy is to be an industry-leading supplier of NAND flash storage solutions and to develop large scale markets for NAND-based storage products.  We maintain our technology leadership by investing in advanced technologies and NAND flash memory fabrication capacity in order to produce leading-edge, low-cost NAND memory for use in a variety of end-products, including consumer, mobile phone and computing devices.  We are a one-stop-shop for our retail and OEM customers, selling in high volumes all major NAND flash storage card formats for our target markets.

Our results are primarily driven by worldwide demand for flash storage devices, which in turn primarily depends on end-user demand for consumer electronic products.  We believe the markets for flash storage are generally price elastic, meaning that a decrease in the price per gigabyte results in increased demand for higher capacities and the emergence of new applications for flash storage.  Accordingly, we expect that as we reduce the price of our flash devices, consumers will demand an increasing number of gigabytes and/or units of memory and that over time, new markets will emerge.  In order to profitably capitalize on this price elasticity, we must reduce our cost per gigabyte at a rate similar to the change in selling price per gigabyte, while at the same time, increasing the average capacity and/or the number of units of our products enough to offset price declines.  We continually seek to achieve these cost reductions through technology improvements, primarily by increasing the amount of memory stored in a given area of silicon.

Our industry is characterized by rapid technology transitions.  Since our inception, we have been able to scale NAND technology through fourteen generations over approximately twenty years.  However, the pace at which NAND technology is transitioning to new generations is expected to slow due to inherent physical technology limitations.  We currently expect to be able to continue to scale our NAND technology through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture.  We also continue to invest in future alternative technologies, including our 3D Read/Write technology, which we believe may be a viable alternative to NAND when NAND can no longer scale at a sufficient rate, or at all.  However, even when NAND flash can no longer be further scaled, we expect NAND and potential alternative technologies to coexist for an extended period of time.

Fiscal Year 2010 Developments and Transactions

In March 2010, we completed the redemption of our 1% Convertible Notes due 2035 through an all-cash transaction of $75 million plus accrued interest of $0.4 million.

In July 2010, we and Toshiba entered into an agreement to create Flash Forward to operate in Fab 5, of which we will own 49.9% and Toshiba will own 50.1%.  Toshiba will own and fund the construction of the Fab 5 building, which will be located in Yokkaichi, Japan, adjacent to the site of our current Flash Partners and Flash Alliance ventures.  Fab 5 is designed to be built in two phases.  The Phase 1 building shell is expected to be completed in the second quarter of calendar year 2011, after which equipment outfitting is expected to begin, with initial NAND production scheduled for the third quarter of our fiscal year 2011.  We are committed to invest in 50% of the initial ramp within Phase 1 of Fab 5, which is expected to occur in the second half of fiscal year 2011. No timelines have been finalized for Phase 1 capacity expansions beyond 2011 or for the construction of Phase 2.  For Phase 1 expansion beyond the initial ramp, we have the option to make investments and share output on a 50/50 basis between us and Toshiba.  If and when Phase 2 is built, we are committed to 50% of an initial ramp in Phase 2, similar to that in Phase 1.  On completion of the second phase, Fab 5 is expected to be of similar size and capacity to Fab 4.  We and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each of the parties’ proportionate level of equipment funding.

In August 2010, we issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017, or the “1.5% Notes due 2017.”  The 1.5% Notes due 2017 were issued at par and pay interest at a rate of 1.5% per annum.  The 1.5% Notes due 2017 may be converted into our common stock, under certain circumstances, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $52.37 per share).  The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest.  The net proceeds to us from the offering of the 1.5% Notes were $981 million.  Concurrently with the issuance of the 1.5% Notes due 2017, we purchased a convertible bond hedge for ($293) million and sold warrants for $188 million.  The separate convertible bond hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 1.5% Notes due 2017.  We currently intend to use the net proceeds of the offering for general corporate purposes, including the repayment at maturity or repurchase, from time-to-time, of a portion of our outstanding 1% Convertible Senior Notes due 2013, which mature on May 15, 2013, capital expenditures for new and existing manufacturing facilities, development of new technologies, general working capital, and other non-manufacturing capital expenditures.  The net proceeds may also be used to fund strategic investments or acquisitions of products, technologies or complementary businesses or to obtain the right or license to use additional technologies.

On January 1, 2011, Sanjay Mehrotra, cofounder and most recently our President and Chief Operating Officer, became our President and Chief Executive Officer, following the December 31, 2010 retirement of our founder Dr. Eli Harari, who had been our Chairman and Chief Executive Officer.  The Board appointed Mr. Mehrotra to serve as a director of the Company effective July 21, 2010.  Michael Marks, a member of our Board since 2003, assumed the role of Chairman on January 1, 2011.

Fiscal years 2010 and 2008 included 52 weeks as compared to 53 weeks in fiscal year 2009.

Critical Accounting Policies & Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP.

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

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs.  We recognize revenues when the earnings process is complete, as evidenced by an agreement with the customer, there is transfer of title and acceptance, if applicable, pricing is fixed or determinable and collectability is reasonably assured.  Revenue is generally recognized at the time of shipment for customers not eligible for price protection and/or a right of return.  Sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the sales and related costs of these transactions are deferred until the retailers or distributors sell the merchandise to their end customer, or the rights of return expire.  At January 2, 2011 and January 3, 2010, deferred income from sales to distributors and retailers was $184 million and $178 million, respectively.  Estimated sales returns are provided for as a reduction to product revenues and deferred revenues and were not material for any period presented in our Consolidated Financial Statements.

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

Deferred Tax Assets.  We must make certain estimates in determining income tax expense for financial statement purposes.  These estimates occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.  From time-to-time, we must evaluate the expected realization of our deferred tax assets and determine whether a valuation allowance needs to be established or released.  In determining the need for and amount of our valuation allowance, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies.  Our estimates of future income include our internal projections and various internal estimates and certain external sources which we believe to be reasonable but that are unpredictable and inherently uncertain.  We also consider the jurisdictional mix of income and loss, changes in tax regulations in the period the changes are enacted and the type of deferred tax assets and liabilities.  In assessing whether a valuation allowance needs to be established or released, we use judgment in considering the cumulative effect of negative and positive evidence and the weight given to the potential effect of the evidence.  Recent historical income or loss and future projected operational results have the most influence on our determinations of whether a deferred tax valuation allowance is required or not.

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

Fair Value of Investments in Debt Instruments.  There are three levels of inputs that may be used to measure fair value (see Note 2, “Investments and Fair Value Measurements” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report).  Each level of input has different levels of subjectivity and difficulty involved in determining fair value.  Level 1 securities represent quoted prices in active markets, and therefore do not require significant management judgment.  Our Level 2 securities are primarily valued using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data.  We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities.  The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, compared to multiple independent valuation sources and could be adjusted based on market indices or other information.  In the current market environment, the assessment of fair value can be difficult and subjective.  However, given the relative reliability of the inputs we use to value our investment portfolio and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions was material to the valuation of our cash equivalents and short and long-term marketable securities.  We currently do not have any investments that use Level 3 inputs.

Results of Operations

Product Revenues.
	FY 2010	Percent Change	FY 2009	Percent Change	FY 2008
	(In millions, except percentages)
OEM	$2,776.8	75%	$1,586.8	54%	$1,030.3
Retail	1,686.1	8%	1,567.5	(14%)	1,812.9
Product revenues	$4,462.9	41%	$3,154.3	11%	$2,843.2

The increase in our fiscal year 2010 product revenues compared to fiscal year 2009 reflected a 74% increase in the number of gigabytes sold, partially offset by a (19%) reduction in average selling price per gigabyte.  The increase in number of gigabytes sold was the result of a 41% increase in memory units sold with an increase in average capacity of 23%.  The increase in product revenues in fiscal year 2010 over fiscal year 2009 was primarily due to higher OEM revenues, principally from cards and embedded solutions for the mobile phone market and full-year sales of private label cards, wafers and components to new OEM channels and customers that we added in the second half of fiscal year 2009.  Our retail product revenue growth was driven primarily by increased sales of imaging products, partially offset by a decline in sales of audio/video products.

The increase in our fiscal year 2009 product revenues compared to fiscal year 2008 reflected a 116% increase in the number of gigabytes sold, partially offset by a (48%) reduction in average selling price per gigabyte.  The increase in number of gigabytes sold was the result of an increase in average capacity of 71% and an increase in memory units sold of 26%.  The decline in retail product revenues in fiscal year 2009 compared to fiscal year 2008 was primarily attributable to a weak worldwide consumer spending environment through all of 2009.  The increase in OEM product revenues in fiscal year 2009 compared to fiscal year 2008 was due to increased sales of cards and embedded products primarily in the mobile phone markets and increased sales to new OEM channels, including the sale of private label cards, wafers and components.

Geographical Product Revenues.

	FY 2010		FY 2009		FY 2008
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
	(In millions, except percentages)
United States	$771.0	17%	$916.3	29%	$1,006.7	35%
Asia-Pacific	2,825.1	63%	1,447.7	46%	1,013.1	36%
Europe, Middle East and Africa	714.3	16%	707.7	22%	752.6	26%
Other foreign countries	152.5	4%	82.6	3%	70.8	3%
Product revenues	$4,462.9	100%	$3,154.3	100%	$2,843.2	100%

Product revenues in Asia-Pacific, which includes Japan, increased in fiscal year 2010 on a year-over-year basis due primarily to increased OEM sales of mobile phone products, wafers and components, and growth in retail sales primarily of imaging products.  The decrease in product revenues for the U.S. in fiscal year 2010 compared to fiscal year 2009 primarily reflected a shift in our OEM sales from U.S. customers to Asia-Pacific customers.  Product revenues in EMEA increased slightly compared to fiscal year 2009, reflecting increased OEM sales primarily for the mobile market, partially offset by a decrease in retail sales due to continued weak consumer spending and our decision not to participate in certain lower-margin opportunities.

Product revenues in Asia-Pacific increased in fiscal year 2009 on a year-over-year basis due to growth in our OEM channel sales for the mobile phone market and growth in the sale of private label cards, wafers and components.  Product revenues in fiscal year 2009 compared to fiscal year 2008 decreased in the U.S. and EMEA, primarily due to a weak consumer spending environment.

License and Royalty Revenues.
	FY 2010	Percent Change	FY 2009	Percent Change	FY 2008
	(In millions, except percentages)
License and royalty revenues	$363.9	(12)%	$412.5	(19)%	$508.1

The decrease in our fiscal year 2010 license and royalty revenues when compared to fiscal year 2009 was primarily due to a lower effective royalty rate in a renewed license agreement with one of our significant licensees as compared to the previous license agreement.

The decrease in our fiscal year 2009 license and royalty revenues when compared to fiscal year 2008 was due to lower flash memory revenues reported by our licensees and a new license agreement with an existing licensee at a lower effective royalty rate as compared to the previous license agreement.  These declines were partially offset by fiscal year 2009 including a full year of royalty revenue for new licensees added in fiscal year 2008.

Gross Margins.
	FY 2010	Percent Change	FY 2009	Percent Change	FY 2008
	(In millions, except percentages)
Product gross profit (loss)	$1,898.2	118%	$872.1	296%	$(445.0)
Product gross margins (as a percent of product revenue)	42.5%		27.6%		(15.7)%
Total gross margins (as a percent of total revenue)	46.9%		36.0%		1.9%

Product gross margins in fiscal year 2010 increased compared to fiscal year 2009 due primarily to cost reductions exceeding average selling price reductions.  The decrease in product cost is primarily due to wafer production transitioning  from 43-nanometer to 32-nanometer technology, increased usage of X3 technology, and production at Flash Partners and Flash Alliance running at full utilization in fiscal year 2010 compared to less than full utilization in the first half of fiscal year 2009.  While cost reductions exceeded average selling price reductions in fiscal year 2010, the rate of cost decline of our memory products was less in fiscal year 2010 than fiscal year 2009 in part due to the appreciation of the Japanese yen, which resulted in an increase in our foreign-denominated costs.  Furthermore, the increase in product gross margin was partially offset by an ($18) million charge related to a power outage experienced at Fab 3 and Fab 4 in the fourth quarter of fiscal year 2010.

Product gross margins in fiscal year 2009 increased 43.3 percentage points compared to fiscal year 2008 due to manufacturing costs declining faster than prices and a net benefit of $364 million, primarily from the sale of inventory which had been previously partially reserved in fiscal year 2008 to reflect the market value of certain inventory which was determined to be below cost.  The increase in product gross margin in fiscal year 2009 as compared with fiscal year 2008 was also due to charges in 2008 for the impairment of our investments in Flash Ventures of ($83) million and for adverse purchase commitments of ($121) million associated with under-utilization of Flash Ventures’ capacity.  The rate of decline in average selling price per gigabyte slowed in fiscal year 2009 due to an improved balance between supply and demand, impacted in part by our actions in early fiscal year 2009 to sell a portion of our manufacturing capacity in Flash Ventures to Toshiba, and hold the remaining wafer output capacity constant.  The rate of cost decline of our memory products was similar in fiscal years 2009 and 2008.

Research and Development.
	FY 2010	Percent Change	FY 2009	Percent Change	FY 2008
	(In millions, except percentages)
Research and development	$422.6	10%	$384.2	(11)%	$429.9
Percent of revenue	8.7%		10.8%		12.8%

Our fiscal year 2010 research and development expense increased from fiscal year 2009 primarily due to higher third-party engineering costs of $23 million and employee-related costs of $14 million related to increased headcount and compensation expense.

Our fiscal year 2009 research and development expense was reduced from fiscal year 2008 primarily due to lower usage of third-party engineering services of ($37) million and lower employee-related costs of ($3) million due to decreased headcount and lower share-based compensation expense.

Sales and Marketing.
	FY 2010	Percent Change	FY 2009	Percent Change	FY 2008
	(In millions, except percentages)
Sales and marketing	$209.8	1%	$208.5	(36)%	$328.1
Percent of revenue	4.4%		5.8%		9.8%

Our fiscal year 2010 sales and marketing expense did not change significantly in total or by expense category from fiscal year 2009.

Our fiscal year 2009 sales and marketing expense was reduced from fiscal year 2008 primarily due to decreased branding and merchandising costs of ($99) million and lower outside service costs of ($19) million.

General and Administrative.
	FY 2010	Percent Change	FY 2009	Percent Change	FY 2008
	(In millions, except percentages)
General and administrative	$166.5	(3)%	$171.4	(16)%	$204.8
Percent of revenue	3.5%		4.8%		6.1%

Our fiscal year 2010 general and administrative expense declined from fiscal year 2009 primarily due to lower legal costs of ($14) million, outside advisor costs of ($6) million and bad debt expense of ($2) million, partially offset by a non-cash charge of $17 million related to the modification of stock awards and a cash charge of $4 million related to certain provisions and benefits pursuant to the retirement agreement of our former Chief Executive Officer.

Our fiscal year 2009 general and administrative expense was reduced from fiscal year 2008 primarily due to lower intellectual property legal costs of ($29) million and lower bad debt expense of ($9) million, partially offset by an increase in employee-related costs of $5 million.

Impairment of Goodwill.
	FY 2010	Percent Change	FY 2009	Percent Change	FY 2008
	(In millions, except percentages)
Impairment of goodwill	n/a	n/a	n/a	n/a	$845.5
Percent of revenue	n/a		n/a		25.2%

In the fourth quarter of fiscal year 2008, we concluded that there were sufficient indicators based on a combination of factors, including the economic environment, current and forecasted operating results, NAND flash memory industry pricing conditions and a sustained decline in our market capitalization, to require an interim goodwill impairment analysis.  As a result of the interim goodwill impairment analysis, we recognized an impairment charge of $846 million.  As of December 28, 2008, we have no goodwill remaining on our Consolidated Balance Sheet.

Impairment of Acquisition-Related Intangible Assets.
	FY 2010	Percent Change	FY 2009	Percent Change	FY 2008
	(In millions, except percentages)
Impairment of acquisition-related intangible assets	n/a	n/a	n/a	n/a	$175.8
Percent of revenue	n/a		n/a		5.3%

In the fourth quarter of fiscal year 2008, we recorded a $176 million impairment on acquisition-related intangible assets.  This impairment was based upon forecasted discounted cash flows which considered factors including a reduced business outlook primarily due to NAND flash memory industry pricing conditions.  There were no such impairments or impairment indicators in fiscal years 2010 and 2009.

Amortization of Acquisition-Related Intangible Assets.
	FY 2010	Percent Change	FY 2009	Percent Change	FY 2008
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$1.6	33%	$1.2	(93)%	$17.1
Percent of revenue	0.0%		0.0%		0.5%

Amortization of acquisition-related intangible assets in fiscal year 2010 compared to fiscal year 2009 was higher due to the acceleration of amortization expense in the third quarter of fiscal year 2010 related to the remaining intangible asset acquired from MusicGremlin, Inc.  Amortization of acquisition-related intangible assets related to the intangible assets acquired from Matrix will continue to be amortized through the first quarter of fiscal year 2012.

Amortization of acquisition-related intangible assets in fiscal year 2009 compared to fiscal year 2008 was lower due to the impairment of certain Matrix and msystems acquisition-related intangible assets in the fourth quarter of fiscal year 2008.

Restructuring Charges and Other.
	FY 2010	Percent Change	FY 2009		Percent Change	FY 2008
	(In millions, except percentages)
Restructuring and other	n/a	n/a	$	─	(100%)	$35.5
Percent of revenue	n/a			0.0%		1.1%

During fiscal years 2008, we implemented several restructuring plans which included reductions of our workforce and consolidation of operations.  We recorded no charge in fiscal year 2010 compared with negligible restructuring charges and other in fiscal year 2009.  The goal of these restructuring and other charges was to bring our operational expenses to more appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs.  All expenses, including adjustments, associated with our restructuring plans are included in Restructuring and Other in the Consolidated Statements of Operations.  For further discussion of our restructuring plans, refer to Note 9, “Restructuring Plans,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8 of this report.

Other Income (Expense), net.
	FY 2010	Percent Change	FY 2009	Percent Change	FY 2008
	(In millions, except percentages)
Interest income	$53.4	(16%)	$63.3	(33%)	$94.4
Interest expense	(88.1)	33%	(68.6)	4%	(65.8)
Other income (expense), net	30.5	424%	(10.3)	(37%)	(7.5)
Total other income (expense), net	$(4.2)	73%	$(15.6)	(174)%	$21.1

Our fiscal year 2010 “Total other income (expense), net” was a lower net expense compared to fiscal year 2009 primarily due to non-recurring gains on the sale of assets and investments reflected in “Other income (expense), net,” offset by increased interest expense related to the issuance of the 1.5% Notes due 2017 in August 2010 and lower interest income due to lower interest rates earned on our cash investments.  “Other income (expense), net” in fiscal year 2010 included a gain of $13 million related to the sale of the net assets of our mobile phone SIM card business and the sale of certain public equity securities.  “Other income (expense), net” was a net expense for fiscal year 2009 due to bank charges and fees of ($11) million related to the restructuring of the Flash Ventures’ master equipment leases and impairment of our equity investment in FlashVision of ($8) million.

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

Provision for Income Taxes.
	FY 2010	Percent Change	FY 2009	Percent Change	FY 2008
	(In millions, except percentages)
Provision for income taxes	$157.3	78%	$88.5	158%	$34.3
Effective income tax rates	10.9%		17.6%		(1.8)%

Our fiscal year 2010 provision for income taxes was primarily related to income taxes on our U.S. and foreign operations, partially offset by the release of valuation allowances that were previously recorded against our U.S. federal and state deferred tax assets and favorable adjustments to uncertain tax positions related to specific tax jurisdictions.

Our fiscal year 2009 provision for income taxes was primarily related to withholding taxes on license and royalty income from certain foreign licensees and income tax provisions recorded by foreign subsidiaries while income taxes for U.S. federal and state were substantially offset by the reduction of valuation allowance related to the utilization of tax credits.

Our fiscal year 2008 provision for income taxes was primarily due to the non-deductibility of the goodwill impairment charge and a valuation allowance recorded on certain U.S. and foreign gross deferred tax assets.  The increase in the valuation allowance was due primarily to the size of the fiscal year 2008 net loss and that it was not more likely than not that certain U.S. and foreign deferred tax assets would be realized in the future.

In October 2009, the I.R.S. commenced an examination of our federal income tax returns for fiscal years 2005 through 2008.  We do not expect a resolution to be reached during the next twelve months.  In addition, we are currently under audit by various state and international tax authorities.  We cannot reasonably estimate that the outcome of these examinations will not have a material effect on our financial position, results of operations or liquidity.

Non-GAAP Financial Measures

Reconciliation of Net Income (Loss).

	Twelve months ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands except per share amounts)
Net income (loss)	$1,300,142	$415,310	$(1,986,624)
Share-based compensation	77,590	95,560	97,799
Impairment of goodwill and acquisition-related intangible assets	─	─	1,021,238
Amortization of acquisition-related intangible assets	14,201	13,696	71,581
Convertible debt interest	68,898	54,454	49,340
Income tax adjustments	(360,508)	(151,813)	280,692
Non-GAAP net income (loss)	$1,100,323	$427,207	$(465,974)

Diluted net income (loss) per share:	$5.44	$1.79	$(8.82)
Share-based compensation	0.32	0.41	0.43
Impairment of goodwill and acquisition-related intangible assets	─	─	4.53
Amortization of acquisition-related intangible assets	0.06	0.06	0.32
Convertible debt interest	0.29	0.23	0.22
Income tax adjustments	(1.51)	(0.65)	1.25
Non-GAAP diluted net income (loss) per share:	$4.60	$1.84	$(2.07)

Shares used in computing diluted net income (loss) per share:
GAAP	238,901	231,959	225,292
Non-GAAP	239,042	232,300	225,292

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

We exclude the following items from our non-GAAP measures:

Share-based Compensation Expense.  These expenses consist primarily of expenses for employee stock options, employee restricted stock units, modifications of employee stock options and restricted stock units and the employee stock purchase plan.  Although share-based compensation is an important aspect of the compensation of our employees and executives, we exclude share-based compensation expenses from our non-GAAP measures primarily because they are non-cash expenses that we do not believe are reflective of ongoing operating results.  Further, we believe that it is useful to exclude share-based compensation expense for investors to better understand the long-term performance of our core business and to facilitate comparison of our results to those of our peer companies.

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

Convertible Debt Interest.  This is the non-cash economic interest expense relating to the implied value of the equity conversion component of our convertible debt.  The value of the equity conversion component is treated as a debt discount and amortized to interest expense over the life of the notes using the effective interest rate method.  We exclude this non-cash interest expense as it does not represent the semi-annual cash interest payments made to our note holders.

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

Limitations of Relying on Non-GAAP Financial Measures.

We have incurred and will incur in the future, many of the costs excluded from the non-GAAP measures, including share-based compensation expense, impairment of goodwill and acquisition-related intangible assets, amortization of acquisition-related intangible assets and other acquisition-related costs, non-cash economic interest expense related to our convertible debt and income tax adjustments.  These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results.  These non-GAAP measures may be different than the non-GAAP measures used by other companies.

Liquidity and Capital Resources

Cash Flows.  Our cash flows were as follows:

	FY 2010	Percent Change	FY 2009	Percent Change	FY 2008
	(In millions, except percentages)
Net cash provided by operating activities	$1,451.9	198%	$487.8	456%	$87.7
Net cash provided by (used in) investing activities	(2,714.6)	624%	(374.8)	(1379%)	29.3
Net cash provided by financing activities	985.2	4614%	20.9	90%	11.0
Effect of changes in foreign currency exchange rates on cash	6.3	43%	4.4	1367%	0.3
Net increase (decrease) in cash and cash equivalents	$(271.2)	(296%)	$138.3	8%	$128.3

Operating Activities.  Cash provided by operating activities is generated by net income (loss) adjusted for certain non-cash items and changes in assets and liabilities.  The increase in cash provided by operations in fiscal year 2010 compared to fiscal year 2009 resulted primarily from higher net income of $1.30 billion compared with net income of $415 million in the prior year.  Cash flow from accounts receivable decreased, as reflected by higher accounts receivable levels in fiscal year 2010 compared with the prior year, due to increased revenue in fiscal year 2010.  Cash flow from inventory increased primarily due to a reduction in inventory from increased product sales.  Cash flow from other assets decreased compared to the prior year primarily due to an increase in tax-related receivables in fiscal year 2010 and a tax refund received in the first quarter of fiscal year 2009.  Accounts payable trade and accounts payable from related parties increased primarily due to the timing of Flash Ventures payments as compared to the prior year, resulting in an increase in cash provided.  Cash flow from other liabilities in fiscal year 2010 increased as compared to the prior year primarily as a result of increased accrued payroll and related expenses.

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

Investing Activities.  The higher usage of cash in investing activities in fiscal year 2010 was primarily related to a net increase in short and long-term marketable securities and an increase in property and equipment purchases.  During fiscal year 2010, we had negligible net loan issuances to Flash Ventures compared to a net loan repayment from Flash Ventures of $9 million in fiscal year 2009.  In addition, in fiscal year 2010, we received proceeds of $18 million related to the sale of the net assets of our mobile phone SIM card business.

The increase in cash used in investing activities in fiscal year 2009 was primarily related to lower proceeds from sale and maturities of short and long-term marketable securities, offset by a reduction in the net loans made to Flash Ventures and a reduced investment in property and equipment.  During fiscal year 2009, we loaned $378 million to Flash Ventures for equipment purchases and received $387 million on the collection of outstanding notes receivable from Flash Ventures for the sale of a portion of our production capacity and the return of excess cash from Flash Partners.  This resulted in a net loan repayment from Flash Ventures of $9 million in fiscal year 2009 compared to a loan of $384 million to Flash Ventures for equipment purchases in fiscal year 2008.

Financing Activities.  The fiscal year 2010 net cash provided by financing activities was primarily due to the net proceeds from the issuance of our 1.5% Notes due 2017, related warrants and convertible bond hedge in August 2010 of $878 million, higher cash received from employee stock programs and the excess tax benefit from share-based compensation, offset by the redemption of our 1% Convertible Notes due 2035 of ($75) million in the first quarter of fiscal year 2010.

Net cash provided by financing activities for fiscal year 2009 of $21 million was higher than fiscal year 2008 primarily due to the repayment of debt financing in fiscal year 2008 of ($10) million.

Liquid Assets.  At January 2, 2011, we had cash, cash equivalents and short-term marketable securities of $2.85 billion.  We have $2.49 billion of long-term marketable securities which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining maturity of each marketable security being greater than one year.

Short-Term Liquidity.  As of January 2, 2011, our working capital balance was $3.07 billion.  During fiscal year 2011, we expect our portion of capital investments in Flash Ventures plus our investment in non-fab property, plant and equipment to be between $1.4 billion and $1.6 billion, of which we expect approximately $800 million to $900 million will be funded through our cash, including by providing loans and investments to the Flash Ventures.

Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business.  We may also make equity investments in other companies, engage in merger or acquisition transactions, or purchase or license technologies.  These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts, could prevent us from funding Flash Ventures, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, engaging in investments in or acquisitions of companies, growing our business, responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements.  The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from S&P or Moody’s, or a minimum corporate rating of BB+ from R&I.  As of January 2, 2011, Flash Ventures was in compliance with all of its master lease covenants.  As of January 2, 2011, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I and our S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.

If both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution was unsuccessful, we could be required to pay a portion or up to the entire outstanding lease obligations which are denominated in Japanese yen and valued at approximately $879 million covered by our guarantee under such Flash Ventures master lease agreements, based upon the exchange rate at January 2, 2011, which would negatively impact our short-term liquidity.

Long-Term Requirements.  Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business.  We may also make equity investments in other companies, engage in merger or acquisition transactions, or purchase or license technologies.  These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts, could prevent us from funding Flash Ventures, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, engaging in investments in or acquisitions of companies, growing our business, responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

Financing Arrangements.  At January 2, 2011, we had $1.15 billion aggregate principal amount of 1% Notes due 2013 outstanding and $1.00 billion aggregate principal amount of 1.5% Notes due 2017 outstanding.  See Note 6, “Financing Arrangements,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8 of this report.

Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share.  As of January 2, 2011, the warrants had an expected life of approximately 2.6 years and expire in August 2013.  At expiration, we may, at our option, elect to settle the warrants on a net share basis.  As of January 2, 2011, the warrants had not been exercised and remain outstanding.  In addition, concurrent with the issuance of the 1% Notes due 2013, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes due 2013.  As of January 2, 2011, we had not purchased any shares under this convertible bond hedge agreement.

Concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire shares of our common stock at an exercise price of $73.33 per share.  As of January 2, 2011, the warrants had an expected life of approximately 6.9 years and expire over 40 different dates from November 13, 2017 through January 10, 2018.  At each expiration date, the Company may, at its option, elect to settle the warrants on a net share basis.  As of January 2, 2011, the warrants had not been exercised and remained outstanding.  In addition, concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a conversion price of $52.37 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remains outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017.  As of January 2, 2011, we had not purchased any shares under this convertible bond hedge agreement.

Ventures with Toshiba.  We are a 49.9% owner in both Flash Partners and Flash Alliance, our business ventures with Toshiba to develop and manufacture NAND flash memory products.  In July 2010, we and Toshiba entered into an agreement to create Flash Forward to operate in Fab 5, of which we will own 49.9% and Toshiba will own 50.1%.  Toshiba will own and fund the construction of the Fab 5 building, which will be located in Yokkaichi, Japan, adjacent to the site of our current Flash Partners and Flash Alliance ventures.  Fab 5 is designed to be built in two phases.  The Phase 1 building shell is expected to be completed in the second quarter of calendar year 2011, after which equipment outfitting is expected to begin, with initial NAND production scheduled for the third quarter of our fiscal year 2011.  We are committed to invest in 50% of the initial ramp within Phase 1 of Fab 5, which is expected to occur in the second half of fiscal year 2011. No timelines have been finalized for Phase 1 capacity expansions beyond 2011 or for the construction of Phase 2.  For Phase 1 expansion beyond the initial ramp, we have the option to make investments and share output on a 50/50 basis between us and Toshiba.  If and when Phase 2 is built, we are committed to 50% of an initial ramp in Phase 2, similar to that in Phase 1.  On completion of the second phase, Fab 5 is expected to be of similar size and capacity to Fab 4.  We and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each of the parties’ proportionate level of equipment funding.  See Note 12, “Commitments, Contingencies and Guarantees,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8 of this report for our contractual obligations related to Flash Forward.

With these ventures, we and Toshiba collaborate in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by these ventures.  This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba.  These ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup.  We are contractually obligated to purchase half of these ventures’ NAND wafer supply or pay for 50% of the fixed costs of these ventures.  We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers.  See Note 13, “Related Parties and Strategic Investments,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8 of this report.

The cost of the wafers we purchase from these ventures is recorded in inventory and ultimately cost of product revenues.  These ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we do not have a controlling financial interest in each venture.  Accordingly, we account for our investments under the equity method and do not consolidate.

Under Flash Ventures’ agreements, we agreed to share in Toshiba’s costs associated with NAND product development and our common semiconductor research and development activities.  We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.  In the fourth quarter of fiscal year 2008, our requirement to fund common research and development activities ended and final funding was completed in the second quarter of fiscal year 2009.  As of January 2, 2011 and January 3, 2010, we had no accrued liabilities related to these expenses.  We continue to participate in other common research and development activities with Toshiba but are not committed to any minimum funding level.

For semiconductor fixed assets that are leased by Flash Ventures, we and/or Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under master lease agreements entered into from December 2004 through April 2010.  These master lease obligations are denominated in Japanese yen and are noncancelable.  Our total master lease obligation guarantee as of January 2, 2011 was 71.4 billion Japanese yen, or approximately $879 million based upon the exchange rate at January 2, 2011.

On January 27, 2011, Flash Partners refinanced two of its maturing equipment leases totaling 11.0 billion Japanese yen, or approximately $136 million based upon the exchange rate at January 2, 2011.  We and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the refinanced lease agreement.  This refinanced equipment lease, due in fiscal year 2014, is to be paid by Flash Partners in quarterly installments, with interest based on the 3-month Euro-Yen Tokyo InterBank Offer Rate (“TIBOR”).

In our fiscal year 2009, we and Toshiba restructured Flash Partners and Flash Alliance by selling more than 20% of the capacity of each of the two ventures to Toshiba.  The restructuring resulted in us receiving value of 79.3 billion Japanese yen of which 26.1 billion Japanese yen, or $277 million, was received in cash, reducing outstanding notes receivable from Flash Ventures and 53.2 billion Japanese yen of value reflected the transfer of off-balance sheet equipment lease guarantee obligations from us to Toshiba.  The restructuring was completed in a series of closings beginning in January 2009 and extending through March 31, 2009.  In the first quarter of fiscal year 2009, transaction costs of $10.9 million related to the sale and transfer of equipment and lease obligations were expensed.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for the ventures in order to convert to new process technologies or add wafer capacity.  Flash Partners has previously reached full wafer capacity.  Flash Alliance is expected to reach full wafer capacity in 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at January 2, 2011, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 12, “Commitments, Contingencies and Guarantees,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8 of this report.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.  Our most significant foreign currency exposure is to the Japanese yen in which we purchase the vast majority of our NAND flash wafers.  In addition, we also have significant costs denominated in the Chinese renminbi and the Israeli new shekel, and we have revenue denominated in the European euro and the British pound.  We do not enter into derivatives for speculative or trading purposes.  We use foreign currency forward and cross currency swap contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar.  We use foreign currency forward contracts and options to partially hedge our future Japanese yen costs for NAND flash wafers.  Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated other comprehensive income, or OCI, and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized.  These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.  See Note 3, “Derivatives and Hedging Activities,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8 of this report.

For a discussion of foreign operating risks and foreign currency risks, see Part I, Item 1A, “Risk Factors.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  This is accomplished by investing in widely diversified investment grade marketable securities.  As of January 2, 2011, a hypothetical 50 basis point increase in interest rates would result in an approximate $31 million decline (less than 0.70%) in the fair value of our available-for-sale debt securities.

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

We enter into foreign currency forward contracts and cross currency swaps to hedge the gains or losses generated by the remeasurement of our significant foreign currency denominated monetary assets and liabilities.  The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense) to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded in other income (expense).

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

At January 2, 2011, we had foreign currency forward and cross currency swap contracts in place that amounted to a net sale in U.S. dollar equivalent of approximately $305 million in foreign currencies to hedge our foreign currency denominated monetary net asset position.  The maturities of these contracts were 36 months or less.

At January 2, 2011, we had foreign currency forward exchange contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $843 million in foreign currencies to partially hedge our expected future wafer purchases in Japanese yen. The maturities of these contracts were 12 months or less.

The notional amount and unrealized gain or loss of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of January 2, 2011 is shown in the table below.  In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.  These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of January 2, 2011	Change in Fair Value Due to 10% Adverse Rate Movement
	(In thousands)
Balance sheet hedges:
Cross currency swap contracts entered	$(469,038)	$(67,250)	$(50,428)
Forward contracts sold	(125,054)	(962)	(12,783)
Forward contracts purchased	289,242	4,308	31,890
Total net outstanding contracts	$(304,850)	$(63,904)	$(31,321)

The notional amount and fair value of our outstanding forward contracts that are designated as cash flow hedges as of January 2, 2011 is shown in the table below.  In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Fair Value as of January 2, 2011	Change in Fair Value Due to 10% Adverse Rate Movement
	(In thousands)
Cash flow hedges:
Forward contracts purchased	$843,465	$13,465	$(75,839)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we do hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk.  We hold available-for-sale equity securities, a portion of which is hedged, in publicly traded companies.  As of January 2, 2011, a reduction in price of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $9 million.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at January 2, 2011.  Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of January 2, 2011.  Based on their evaluation as of January 2, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of financial records.  Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees.  The framework upon which management relied in evaluating the effectiveness of our internal control over financial reporting was set forth in Internal Controls — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 2, 2011.

However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

Our independent registered public accounting firm has audited the financial statements included in Part II, Item 8 of this report and has issued an attestation report on our internal control over financial reporting which is included at page F-3.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended January 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under “Business-Executive Officers” in this report and under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

The information required by this item is set forth under “Director Compensation Table- Fiscal 2010,” “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis,” “Summary Compensation Table- Fiscal 2008-2010,” “Outstanding Equity Awards at Fiscal 2010 Year-End” and “Option Exercises and Stock Vested in Fiscal 2010” in our Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under “Compensation Committee Interlocks and Insider Participation,” “Certain Transactions and Relationships,” and under “Election of Directors” in our Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” and “Audit Committee Report” in our Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

We have audited the accompanying Consolidated Balance Sheets of SanDisk Corporation as of January 2, 2011 and January 3, 2010, and the related Consolidated Statements of Operations, Equity, and Cash Flows for each of the three years in the period ended January 2, 2011.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at January 2, 2011 and January 3, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SanDisk Corporation’s internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 23, 2011

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited SanDisk Corporation’s internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  SanDisk Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SanDisk Corporation maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of SanDisk Corporation as of January 2, 2011 and January 3, 2010, and the related Consolidated Statements of Operations, Equity, and Cash Flows for each of the three years in the period ended January 2, 2011 and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 23, 2011

SANDISK CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 2, 2011	January 3, 2010
	(In thousands, except for share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$829,149	$1,100,364
Short-term marketable securities	2,018,565	819,002
Accounts receivable from product revenues, net	367,784	234,407
Inventory	509,585	596,493
Deferred taxes	104,582	66,869
Other current assets	203,027	97,639
Total current assets	4,032,692	2,914,774
Long-term marketable securities	2,494,972	1,097,095
Property and equipment, net	266,721	300,997
Notes receivable and investments in flash ventures with Toshiba	1,733,491	1,507,550
Deferred taxes	149,486	21,210
Intangible assets, net	37,404	58,076
Other non-current assets	61,944	102,017
Total assets	$8,776,710	$6,001,719

LIABILITIES
Current liabilities:
Accounts payable trade	$173,259	$134,427
Accounts payable to related parties	241,744	182,091
Convertible short-term debt	—	75,000
Other current accrued liabilities	284,709	234,079
Deferred income on shipments to distributors and retailers and deferred revenue	260,395	245,513
Total current liabilities	960,107	871,110
Convertible long-term debt	1,711,032	934,722
Non-current liabilities	326,176	287,478
Total liabilities	2,997,315	2,093,310

Commitments and contingencies (see Note 12)

EQUITY
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 4,000,000, Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 800,000,000; Issued and outstanding: 236,501,736 in fiscal year 2010 and 228,656,504 in fiscal year 2009	237	229
Capital in excess of par value	4,709,506	4,268,845
Retained earnings (accumulated deficit)	812,653	(487,489)
Accumulated other comprehensive income	260,228	128,713
Total stockholders’ equity	5,782,624	3,910,298
Non-controlling interests	(3,229)	(1,889)
Total equity	5,779,395	3,908,409
Total liabilities and equity	$8,776,710	$6,001,719

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands, except per share amounts)
Revenues
Product	$4,462,930	$3,154,314	$2,843,243
License and royalty	363,877	412,492	508,109
Total revenues	4,826,807	3,566,806	3,351,352

Cost of product revenues	2,552,188	2,269,651	3,233,753
Amortization of acquisition-related intangible assets	12,529	12,529	54,512
Total cost of product revenues	2,564,717	2,282,180	3,288,265
Gross profit	2,262,090	1,284,626	63,087

Operating expenses
Research and development	422,562	384,158	429,949
Sales and marketing	209,797	208,514	328,079
General and administrative	166,485	171,359	204,765
Impairment of goodwill	—	—	845,453
Impairment of acquisition-related intangible assets	—	—	175,785
Amortization of acquisition-related intangible assets	1,672	1,167	17,069
Restructuring and other	—	38	35,467
Total operating expenses	800,516	765,236	2,036,567
Operating income (loss)	1,461,574	519,390	(1,973,480)
Interest income	53,361	63,273	94,417
Gain (loss) in equity investments	31,612	(1,646)	(39,568)
Interest (expense) and other income (expense), net	(89,114)	(77,216)	(33,743)
Total other income (expense), net	(4,141)	(15,589)	21,106
Income (loss) before income taxes	1,457,433	503,801	(1,952,374)
Provision for income taxes	157,291	88,491	34,250
Net income (loss)	$1,300,142	$415,310	$(1,986,624)

Net income (loss) per share:
Basic	$5.59	$1.83	$(8.82)
Diluted	$5.44	$1.79	$(8.82)
Shares used in computing net income (loss) per share:
Basic	232,531	227,435	225,292
Diluted	238,901	231,959	225,292

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	(In thousands)
Balance at December 30, 2007	224,167	$224	$4,038,712	$1,083,825	$32,475	$5,155,236	$1,067	$5,156,303
Net loss	—	—	—	(1,986,624)	—	(1,986,624)	—	(1,986,624)
Unrealized loss on available-for-sale investments	—	—	—	—	(12,444)	(12,444)	—	(12,444)
Foreign currency translation	—	—	—	—	77,368	77,368	—	77,368
Unrealized gain on hedging activities	—	—	—	—	91,578	91,578	—	91,578
Comprehensive loss						(1,830,122)	—	(1,830,122)
Distribution to non-controlling interests	—	—	—	—	—	—	(916)	(916)
Issuance of shares pursuant to equity plans	1,005	1	5,397	—	—	5,398	—	5,398
Issuance of stock pursuant to employee stock purchase plan	956	1	14,302	—	—	14,303	—	14,303
Income tax charge from stock options exercised	—	—	(3,945)	—	—	(3,945)	—	(3,945)
Share-based compensation expense	—	—	98,719	—	—	98,719	—	98,719
Change in unrecognized tax benefits as a result of settlement and expiration of statute of limitations	—	—	981	—	—	981	—	981
Balance at December 28, 2008	226,128	226	4,154,166	(902,799)	188,977	3,440,570	151	3,440,721
Net income	—	—	—	415,310	—	415,310	—	415,310
Unrealized gain on available-for-sale investments	—	—	—	—	33,739	33,739	—	33,739
Foreign currency translation	—	—	—	—	(2,762)	(2,762)	—	(2,762)
Unrealized loss on hedging activities	—	—	—	—	(91,241)	(91,241)	—	(91,241)
Comprehensive income						355,046	—	355,046
Loss on non-controlling interest	—	—	—	—	—	—	(2,040)	(2,040)
Issuance of shares pursuant to equity plans	1,370	2	9,712	—	—	9,714	—	9,714
Issuance of stock pursuant to employee stock purchase plan	1,159	1	11,163	—	—	11,164	—	11,164
Share-based compensation expense	—	—	93,804	—	—	93,804	—	93,804
Balance at January 3, 2010	228,657	229	4,268,845	(487,489)	128,713	3,910,298	(1,889)	3,908,409
Net income	—	—	—	1,300,142		1,300,142	—	1,300,142
Unrealized loss on available-for-sale investments	—	—	—	—	(9,687)	(9,687)	—	(9,687)
Foreign currency translation	—	—	—	—	132,831	132,831	—	132,831
Unrealized gain on hedging activities	—	—	—	—	8,371	8,371	—	8,371
Comprehensive income						1,431,657	—	1,431,657
Loss on non-controlling interest	—	—	—	—	—	—	(1,340)	(1,340)
Issuance of shares pursuant to equity plans	6,879	7	134,191	—	—	134,198	—	134,198
Issuance of stock pursuant to employee stock purchase plan	966	1	18,644	—	—	18,645	—	18,645
Share-based compensation expense	—	—	75,682	—	—	75,682	—	75,682
Income tax benefit from stock options exercised	—	—	26,810	—	—	26,810	—	26,810
Equity value of debt issuance	—	—	288,460	—	—	288,460	—	288,460
Purchased convertible bond hedge, net	—	—	(291,226)	—	—	(291,226)	—	(291,226)
Sold warrants	—	—	188,100	—	—	188,100	—	188,100
Balance at January 2, 2011	236,502	$237	$4,709,506	$812,653	$260,228	$5,782,624	$(3,229)	$5,779,395

The accompanying notes are an integral part of these consolidated financial statements

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,300,142	$415,310	$(1,986,624)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred and other taxes	(172,327)	(12,884)	146,141
Depreciation	132,818	152,606	175,179
Amortization	93,961	78,090	131,550
Provision for doubtful accounts	(2,575)	(719)	8,778
Share-based compensation expense	77,590	95,560	97,799
Excess tax benefit from share-based compensation	(29,626)	—	(1,938)
Impairments, restructuring and other	(41,505)	4,293	1,146,407
Other non-operating	41,054	(2,757)	19,856
Changes in operating assets and liabilities:
Accounts receivable from product revenues	(132,479)	(111,597)	332,113
Inventory	84,314	(13,485)	(42,969)
Other assets	(127,629)	324,981	(320,593)
Accounts payable trade	38,957	(106,634)	(48,727)
Accounts payable to related parties	59,653	(187,915)	215,563
Other liabilities	129,544	(146,995)	215,189
Total adjustments	151,750	72,544	2,074,348
Net cash provided by operating activities	1,451,892	487,854	87,724
Cash flows from investing activities:
Purchases of short and long-term marketable securities	(5,803,438)	(1,668,978)	(1,986,338)
Proceeds from sales of short and long-term marketable securities	2,771,840	1,137,734	1,697,052
Proceeds from maturities of short and long-term marketable securities	407,001	205,874	744,322
Proceeds from sales of property and equipment	—	—	39,680
Acquisition of property and equipment	(108,142)	(59,733)	(184,033)
Investment in Flash Partners Ltd. and Flash Alliance Ltd.	—	—	(96,705)
Distribution from FlashVision Ltd.	122	12,713	102,530
Notes receivable proceeds, Flash Partners Ltd. and Flash Alliance Ltd.	59,664	387,278	—
Notes receivable proceeds, Tower Semiconductor Ltd.	—	—	3,125
Notes receivable issuance, Flash Partners Ltd. and Flash Alliance Ltd.	(59,880)	(377,923)	(287,488)
Purchased technology and other assets	473	(11,790)	1,786
Proceeds from sale of assets	17,767	—	—
Acquisition of MusicGremlin, Inc.	—	—	(4,604)
Net cash provided by (used in) investing activities	(2,714,593)	(374,825)	29,327
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	982,500	—	—
Purchase of convertible bond hedge	(292,900)	—	—
Proceeds from sale of warrants	188,100	—	—
Proceeds from employee stock programs	152,843	20,878	19,701
Repayment of debt financing	(75,000)	—	(9,785)
Distribution to non-controlling interests, net	—	—	(916)
Excess tax benefit from share-based compensation	29,626	—	1,938
Net cash provided by financing activities	985,169	20,878	10,938
Effect of changes in foreign currency exchange rates on cash	6,317	4,396	323
Net increase (decrease) in cash and cash equivalents	(271,215)	138,303	128,312
Cash and cash equivalents at beginning of the year	1,100,364	962,061	833,749
Cash and cash equivalents at end of the year	$829,149	$1,100,364	$962,061

Supplemental disclosure of cash flow information:
Cash refunded (paid) for income taxes	$(338,328)	$123,977	$(129,141)
Cash paid for interest expense	$(12,323)	$(13,001)	$(12,386)

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

Basis of Presentation.  The Company’s fiscal year ends on the Sunday closest to December 31.  Fiscal year 2009 consisted of 53 weeks, with the additional week included in the fourth quarter.  Fiscal years 2010 and 2008 each consisted of 52 weeks.  Certain prior period amounts have been reclassified to conform to the current period presentation, including the net of tax adjustment for comprehensive income line items and line items within the net deferred tax asset detail.  For accounting and disclosure purposes, the exchange rate at January 2, 2011 and January 3, 2010 of 81.23 and 92.46, respectively, was used to convert Japanese yen to United States (“U.S.”) dollars for each respective fiscal year-end.  Throughout the Notes to Consolidated Financial Statements, unless otherwise indicated, the reference to Net income (loss) refers to Net income (loss) attributable to common stockholders.

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

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs.  The Company recognizes revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, pricing is fixed or determinable and collectability is reasonably assured.  Revenue is generally recognized at the time of shipment for customers not eligible for price protection and/or a right of return.  Sales made to distributors and retailers are generally under agreements allowing price protection and/or a right of return and, therefore, the revenues and related costs of these transactions are deferred until the retailers or distributors sell-through the merchandise to their end customer, or the rights of return expire.  Estimated sales returns are provided for as a reduction to product revenue and were not material for any period presented in the accompanying Consolidated Financial Statements.  The cost of shipping products to customers is included in cost of product revenues.  The Company recognizes expenses related to sales commissions in the period in which they are earned.

Notes to Consolidated Financial Statements

On January 4, 2010, the Company early adopted prospectively new accounting guidance as issued by the Financial Accounting Standards Board (“FASB”) related to revenue recognition of multiple element arrangements and revenue arrangements that include software elements.  Multiple element arrangements and arrangements that include software have been immaterial to the Company’s revenue and operating results through January 2, 2011.  The Company allocates revenue to each element based on its relative selling price in accordance with the Company’s normal pricing and discounting practices for the specific product or maintenance when sold separately for all multiple element products.  In addition, the Company analyzes whether tangible products containing software and non-software components that function together should be excluded from industry-specific software revenue recognition guidance.  In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on the Company’s total net revenues in periods after the initial adoption.
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

The Company estimates the collectability of its accounts receivable based on a combination of factors.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings or substantial downgrading of credit ratings), the Company provides allowance for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected.

Income Taxes.  The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements, but have not been reflected in the Company’s taxable income.  The Company must evaluate the expected realization of its deferred tax assets and determine whether a valuation allowance needs to be established or released.  In determining the need for and amount of a valuation allowance, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies.  A valuation allowance is established to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Notes to Consolidated Financial Statements

Foreign Currency.  The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur.  Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income (loss) as a non-operating item in each period.  Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the historical rate.  The Company continuously evaluates its foreign currency exposures and may continue to enter into hedges or other risk mitigating arrangements in the future.  Aggregate gross foreign currency transaction gain (loss) prior to consideration of the offsetting hedges recorded to net income (loss) was $41.9 million, ($90.0) million and $181.3 million in fiscal years 2010, 2009 and 2008, respectively.

Cash Equivalents, Short and Long-Term Marketable Securities.  Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase.  Marketable securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term marketable securities.  Marketable securities with remaining maturities greater than one year as of the balance sheet date are classified as long-term marketable securities.  Short and long-term fixed income investments consist of commercial paper, U.S. treasuries, government agency and government-sponsored agency obligations, corporate/municipal notes and bonds, and variable rate demand notes.  Both short and long-term marketable securities also include investments in certain equity securities.  The fair market value of cash equivalents, and short and long-term marketable securities at January 2, 2011 approximated their carrying value.  Cost of securities sold is based on specific identification.

In determining if and when a decline in market value below cost of these investments is other-than-temporary, the Company evaluates both quantitative and qualitative information including the market conditions, offering prices, trends of earnings, price multiples and other key measures.  For equity securities, when such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.  For debt securities, only the decline attributable to deteriorating credit of an other-than-temporary impairment is taken to the Consolidated Statement of Operations, unless the Company intends, or more likely than not will be forced, to sell the security.

Property and Equipment.  Property and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from two to twenty-five years, or the remaining lease term, whichever is shorter.

Variable Interest Entities.  The Company evaluates its equity method investments to determine whether any investee is a variable interest entity (“VIE”).  If the Company concludes that an investee is a variable interest entity, the Company evaluates its expected gains and losses from such investee to determine whether the Company is the primary beneficiary of the investee.  If the Company is the primary beneficiary of a variable interest entity, the Company consolidates such entity and reflects the non-controlling interest of other beneficiaries of that entity.  If the Company concludes that an investee is not a variable interest entity, the Company does not consolidate the investee.

Notes to Consolidated Financial Statements

Equity Investments.  The Company accounts for investments in equity securities of other entities, including VIEs that are not consolidated, under the cost method of accounting if investments in voting equity interests of the investee are less than 20%.  The equity method of accounting is used if the Company’s investment in voting stock is greater than or equal to 20% but less than a majority.  In considering the accounting method for investments less than 20%, the Company also considers other factors such as its ability to exercise significant influence over operating and financial policies of the investee.  If certain factors are present, the Company could account for investments for which it has less than a 20% ownership under the equity method of accounting.

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

Other Long-Lived Assets.  Intangible assets with finite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  The Company assesses the carrying value of long-lived assets, whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable.  Factors the Company considers important which could result in an impairment review include: (1) significant under-performance relative to the historical or projected future operating results; (2) significant changes in the manner of use of assets; (3) significant negative industry or economic trends; and (4) significant changes in the Company’s market capitalization relative to net book value.  Any changes in key assumptions used by the Company including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations.

Notes to Consolidated Financial Statements

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

Instruments that are classified within Level 2 of the fair value hierarchy primarily include government agency securities, asset-backed securities, mortgage-backed securities, commercial paper, U.S. government-sponsored agency securities, and corporate/municipal notes and bonds.  The Company’s Level 2 securities are primarily valued using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data.  The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of the Company’s assets and liabilities.  The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources.

Advertising Expenses.  Marketing co-op development programs, where the Company receives, or will receive, an identifiable benefit (e.g., goods or services) in exchange for the amount paid to its customer and the Company can reasonably estimate the fair value of the benefit it receives for the customer incentive payment, are classified, when granted, as a marketing expense.  Advertising expenses not meeting this criteria are classified as a reduction to product revenue when the expense is incurred.  Advertising expenses recorded as marketing expense were $4.0 million, $7.0 million and $39.9 million in fiscal years 2010, 2009 and 2008, respectively.

Research and Development Expenses.  Research and development expenditures are expensed as incurred.

Notes to Consolidated Financial Statements

Note 2: Investments and Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of January 2, 2011 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$587,973	$587,973	$—	$—
Fixed income securities	4,448,837	30,803	4,418,034	—
Equity securities	90,425	90,425	—	—
Derivative assets	19,462	—	19,462	—
Other	4,379	—	4,379	—
Total financial assets	$5,151,076	$709,201	$4,441,875	$—

Derivative liabilities	$76,762	$—	$76,762	$—
Total financial liabilities	$76,762	$—	$76,762	$—

Financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2010 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$869,643	$869,643	$—	$—
Fixed income securities	1,831,360	61,129	1,770,231	—
Equity securities	85,542	85,542	—	—
Derivative assets	4,433	—	4,433	—
Other	3,395	—	3,395	—
Total financial assets	$2,794,373	$1,016,314	$1,778,059	$—

Derivative liabilities	$23,247	$—	$23,247	$—
Total financial liabilities	$23,247	$—	$23,247	$—

Notes to Consolidated Financial Statements

Financial assets and liabilities measured at fair value on a recurring basis as of January 2, 2011, were presented on the Company’s Consolidated Balance Sheets as follows (in thousands):
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$613,698	$587,973	$25,725	$—
Short-term marketable securities	2,018,565	112,906	1,905,659	—
Long-term marketable securities	2,494,972	8,322	2,486,650	—
Other current assets and other non-current assets	23,841	—	23,841	—
Total assets	$5,151,076	$709,201	$4,441,875	$—

Other current accrued liabilities	$33,606	$—	$33,606	$—
Non-current liabilities	43,156	—	43,156	—
Total liabilities	$76,762	$—	$76,762	$—

(1)	Cash equivalents exclude cash of $215.5 million included in Cash and cash equivalents on the Consolidated Balance Sheets as of January 2, 2011.

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

As of January 2, 2011, the Company did not elect the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Notes to Consolidated Financial Statements

Available-for-Sale Investments.  Available-for-sale investments as of January 2, 2011 were as follows (in thousands):
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. Treasury and government agency securities	$36,015	$53	$(33)	$36,035
U.S. government-sponsored agency securities	24,336	85	—	24,421
Corporate notes and bonds	401,182	2,689	(196)	403,675
Asset-backed securities	10,069	45	(5)	10,109
Mortgage-backed securities	6,500	35	—	6,535
Municipal notes and bonds	3,972,268	9,435	(13,641)	3,968,062
	4,450,370	12,342	(13,875)	4,448,837
Equity investments	68,525	21,900	—	90,425
Total available-for-sale investments	$4,518,895	$34,242	$(13,875)	$4,539,262

Available-for-sale investments as of January 3, 2010 were as follows (in thousands):
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. Treasury and government agency securities	$66,984	$90	$(6)	$67,068
U.S. government-sponsored agency securities	37,211	20	(298)	36,933
Corporate notes and bonds	251,510	1,103	(664)	251,949
Asset-backed securities	27,719	175	—	27,894
Mortgage-backed securities	4,986	20	—	5,006
Municipal notes and bonds	1,422,126	20,581	(197)	1,442,510
	1,810,536	21,989	(1,165)	1,831,360
Equity investments	70,011	15,531	—	85,542
Total available-for-sale investments	$1,880,547	$37,520	$(1,165)	$1,916,902

Notes to Consolidated Financial Statements

The fair value and gross unrealized losses on the available-for-sale securities that have been in an unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of January 2, 2011, are summarized in the following table (in thousands).  Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and government agency securities	$3,587	$(33)	$—	$—
Corporate notes and bonds	76,499	(190)	4,346	(6)
Asset-backed securities	6,003	(5)	—	—
Municipal notes and bonds	1,776,140	(13,641)	—	—
Total	$1,862,229	$(13,869)	$4,346	$(6)

Gross unrealized gains and losses related to publicly-traded equity investments are due to changes in market prices.  The Company has cash flow hedges designated to substantially mitigate risks, of both gains and losses, from certain of these equity investments, as discussed in Note 3, “Derivatives and Hedging Activities.”  The gross unrealized loss related to U.S. Treasury and government agency securities, corporate and municipal notes and bonds and asset-backed securities was primarily due to changes in interest rates.  The gross unrealized loss on all available-for-sale fixed income securities at January 2, 2011 was considered temporary in nature.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.  For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is more likely than not the Company will be required to sell the investments before the recovery of its amortized cost.

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities (in thousands).

	Year ended
	January 2, 2011	January 3, 2010	December 28, 2008
Gross realized gains	$20,867	$13,997	$8,870
Gross realized (losses)	(344)	(576)	(640)

Notes to Consolidated Financial Statements

Fixed income securities by contractual maturity as of January 2, 2011 are shown below (in thousands).  Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$1,951,220	$1,953,865
Due after one year through five years	2,499,150	2,494,972
Total	$4,450,370	$4,448,837

For certain of the Company’s financial instruments, including accounts receivable, short-term marketable securities and accounts payable, the carrying amounts approximate fair value due to their short maturities.  For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and the fair values, which are based on quoted market prices (in thousands).

	As of January 2, 2011		As of January 3, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
1% Sr. Convertible Notes due 2013	$993,199	$1,118,375	$934,722	$958,813
1.5% Sr. Convertible Notes due 2017	717,833	1,132,500	—	—
1% Convertible Notes due 2035	—	—	75,000	74,700

Notes to Consolidated Financial Statements

Note 3: Derivatives and Hedging Activities

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

Cash Flow Hedges.  The Company uses a combination of forward contracts and options designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen.  The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring.  Any gain or loss after a hedge is no longer designated because it is no longer probable of occurring or it is related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately, and was a net loss of ($0.6) million, ($1.0) million and ($9.7) million for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively.  As of January 2, 2011, the Company had forward contracts in place to hedge future purchases of approximately 68.3 billion Japanese yen, or approximately $843.5 million based upon the exchange rate as of January 2, 2011, and the net unrealized gain on the effective portion of these cash flow hedges was $13.5 million.  The forward contracts cover a portion of the Company’s future Japanese yen purchases that are expected to occur during fiscal year 2011.

The Company has an outstanding cash flow hedge designated to mitigate equity risk associated with certain available-for-sale investments in equity securities.  The gain or loss on the cash flow hedge is reported as a component of accumulated OCI and will be reclassified into other income (expense) in the same period that the equity securities are sold.  The securities had a fair value of $86.5 million and $71.8 million as of January 2, 2011 and January 3, 2010, respectively.  The cash flow hedge designated to mitigate equity risk of these securities had a fair value of ($6.9) million and $0.7 million as of January 2, 2011 and January 3, 2010, respectively.

Other Derivatives.  Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities.  Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at January 2, 2011 with realized and unrealized gains and losses included in other income (expense).  As of January 2, 2011, the Company had foreign currency forward contracts hedging exposures in European euros, British pounds and Japanese yen.  Foreign currency forward contracts were outstanding to buy and (sell) U.S. dollar equivalent of approximately $289.2 million and ($125.1) million in foreign currencies, respectively, based upon the exchange rates at January 2, 2011.

Notes to Consolidated Financial Statements

The Company currently has two currency swap transactions with one counterparty to exchange Japanese yen for U.S. dollars for a combined notional amount of ($469.0) million, which requires the Company to maintain a minimum liquidity of $1.5 billion for one of the transactions and $1.0 billion for the other, on or prior to, June 24, 2012 and $1.0 billion after June 24, 2012 for both.  Liquidity is defined as the sum of the Company’s cash and cash equivalents and short and long-term marketable securities.  Should the Company fail to comply with this covenant, the Company may be required to settle the unrealized gain or loss on the foreign exchange contracts prior to the original maturity.  The Company was in compliance with these covenants as of January 2, 2011.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts.  Fair value of derivative contracts were as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	January 2, 2011	January 3, 2010	January 2, 2011	January 3, 2010
Designated cash flow hedges
Foreign exchange contracts	$14,193	$—	$—	$—
Equity market risk contract	—	—	—	725
	14,193	—	—	725
Foreign exchange contracts not designated	4,389	3,708	880	—
Total derivatives	$18,582	$3,708	$880	$725

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	January 2, 2011	January 3, 2010	January 2, 2011	January 3, 2010
Designated cash flow hedges
Foreign exchange contracts	$728	$—	$—	$—
Equity market risk contract	6,861	—	—	—
	7,589	—	—	—
Foreign exchange contracts not designated	26,017	7,794	43,156	15,453
Total derivatives	$33,606	$7,794	$43,156	$15,453

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges.  The effective portion of designated cash flow derivative contracts on the results of operations was as follows (in thousands):

	Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from OCI to the Statements of Operations during the year ended
	January 2, 2011	January 3, 2010	January 2, 2011	January 3, 2010
Foreign exchange contracts	$27,826	$(10,837)	$14,646	$60,730
Equity market risk contract	(7,585)	(31,262)	—	—

Foreign exchange contracts designated as cash flow hedges relate primarily to wafer purchases.  Gains and losses associated with foreign exchange contracts designated as cash flow hedges are expected to be recorded in cost of product revenues when reclassified out of accumulated OCI.  Gains and losses from the equity market risk contract are expected to be recorded in other income (expense) when reclassified out of accumulated OCI.  The Company expects to realize the accumulated OCI balance related to foreign exchange contracts and equity market risk contract within the next twelve months.

Notes to Consolidated Financial Statements

The impact of the ineffective portion and amount excluded from effectiveness testing on designated cash flow derivative contracts on the Company’s results of operations recognized in other income (expense) were as follows (in thousands):

	January 2, 2011	January 3, 2010	December 28, 2008
Foreign exchange contracts	$(583)	$(1,047)	$(9,696)

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations.  The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) were as follows (in thousands):

	January 2, 2011	January 3, 2010	December 28, 2008
Gain (loss) on foreign exchange contracts including forward point income	$(41,095)	$92,291	$(137,927)
Gain (loss) from revaluation of foreign currency exposures by foreign exchange contracts	41,514	(88,342)	180,466

Notes to Consolidated Financial Statements

Note 4: Balance Sheet Information

Accounts Receivable from Product Revenues, net.  Accounts receivable from product revenues, net, were as follows (in thousands):

	January 2, 2011	January 3, 2010
Trade accounts receivable	$621,822	$534,549
Allowance for doubtful accounts	(8,416)	(12,348)
Price protection, promotions and other activities	(245,622)	(287,794)
Total accounts receivable from product revenues, net	$367,784	$234,407

Allowance for Doubtful Accounts.  The activity in the allowance for doubtful accounts was as follows (in thousands):

	January 2, 2011	January 3, 2010	December 28, 2008
Balance, beginning of period	$12,348	$13,881	$13,790
Additions (reductions) charged to costs and expenses	(2,575)	(719)	8,778
Deductions/write-offs	(1,357)	(814)	(8,687)
Balance, end of period	$8,416	$12,348	$13,881

During the first quarter of fiscal year 2008, the Company recorded an additional provision for doubtful accounts as well as a reversal of $12.0 million of product revenues associated with receivable balances related to a customer having severe financial difficulties.

Inventory.  Inventory was as follows (in thousands):

	January 2, 2011	January 3, 2010
Raw material	$314,027	$329,966
Work-in-process	48,889	63,767
Finished goods	146,669	202,760
Total inventory	$509,585	$596,493

Other Current Assets.  Other current assets were as follows (in thousands):

	January 2, 2011	January 3, 2010
Royalty and other receivables	$45,075	$53,864
Prepaid expenses	11,025	14,309
Tax related receivables	128,346	25,758
Other current assets	18,581	3,708
Total other current assets	$203,027	$97,639

Notes to Consolidated Financial Statements

Property and Equipment.  Property and equipment were as follows (in thousands):

	January 2, 2011	January 3, 2010
Machinery and equipment	$708,358	$656,046
Software	128,095	136,558
Buildings and building improvements	58,661	57,327
Capital land lease	6,634	6,593
Furniture and fixtures	6,247	7,223
Leasehold improvements	23,070	23,998
Property and equipment, at cost	931,065	887,745
Accumulated depreciation and amortization	(664,344)	(586,748)
Property and equipment, net	$266,721	$300,997

Depreciation expense of property and equipment totaled $132.8 million, $152.6 million and $175.2 million in fiscal years 2010, 2009 and 2008, respectively.

Notes Receivable and Investments in the Flash Ventures with Toshiba.  Notes receivable and investments in the flash ventures with Toshiba Corporation (“Toshiba”) were as follows (in thousands):

	January 2, 2011	January 3, 2010
Notes receivable, Flash Partners Ltd.	$578,604	$562,946
Notes receivable, Flash Alliance Ltd.	653,699	520,225
Investment in Flash Partners Ltd.	238,601	199,106
Investment in Flash Alliance Ltd.	262,587	225,273
Total notes receivable and investments in the flash ventures with Toshiba	$1,733,491	$1,507,550

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

In the fourth quarter of fiscal year 2008, the Company recorded an impairment to the equity investments in Flash Partners Ltd. (“Flash Partners”) and Flash Alliance Ltd. (“Flash Alliance”) of $20.0 million and $63.0 million, respectively, as the fair value of these investments was determined to be less than the carrying value.  These impairments were based upon a comparison of the forecasted discounted cash flows to the carrying value of each venture.  The analyses considered several factors including the volatility in foreign currencies resulting in an appreciation in the carrying value of these Japanese yen denominated assets and a reduced business outlook primarily due to NAND flash memory industry pricing conditions.  The impairment analyses and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long-term growth rates, foreign currency rates, and the level and timing of future cash flows.  The Flash Partners and Flash Alliance impairments were recorded in cost of product revenues due to the operational nature of the ventures.  See Note 12, “Commitments, Contingencies and Guarantees – Flash Partners and Flash Alliance,” regarding equity method investments and Note 13, “Related Parties and Strategic Investments,” for the Company’s maximum loss exposure related to these variable interest entities.

Notes to Consolidated Financial Statements

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known.  Impairments, when required, are recorded in other income (expense).  The Company makes or will make long-term loans to Flash Partners, Flash Alliance or Flash Forward Ltd. (“Flash Forward”), hereinafter collectively referred to as “Flash Ventures,” to fund new process technologies and additional wafer capacities.  The Company aggregates its Notes Receivables to Flash Ventures into one class of financing receivables due to the similar ownership interest in Flash Ventures and common structure.  For all reporting periods presented, no loans were past due and no loan impairments were recorded.

Other Current Accrued Liabilities.  Other current accrued liabilities were as follows (in thousands):

	January 2, 2011	January 3, 2010
Accrued payroll and related expenses	$143,260	$118,648
Accrued restructuring	1,692	2,622
Derivative contract payables	33,606	7,794
Income taxes payable	9,751	7,136
Other accrued liabilities	96,400	97,879
Total other current accrued liabilities	$284,709	$234,079

Non-current liabilities.  Non-current liabilities were as follows (in thousands):

	January 2, 2011	January 3, 2010
Deferred tax liability	$37,210	$35,470
Income tax liabilities	200,579	206,464
Accrued restructuring	7,634	9,228
Other non-current liabilities	80,753	36,316
Total non-current liabilities	$326,176	$287,478

As of January 2, 2011 and January 3, 2010, the current accrued restructuring liability was primarily comprised of the current portion of the Company’s excess facility lease obligations.  The non-current accrued restructuring balance and activity from the prior year end was primarily related to excess lease obligations and cash lease obligation payments.  The facility lease obligations extend through the end of the lease term in fiscal year 2016.

Warranties.  The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Consolidated Balance Sheets and the activity was as follows (in thousands):

	January 2, 2011	January 3, 2010	December 28, 2008
Balance, beginning of period	$25,909	$36,469	$18,662
Additions and adjustments to cost of product revenues	30,732	23,129	74,282
Usage	(31,939)	(33,689)	(56,475)
Balance, end of period	$24,702	$25,909	$36,469

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

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income.  Accumulated other comprehensive income presented in the accompanying Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and hedging activities, net of tax, for all periods presented (in thousands):

	January 2, 2011	January 3, 2010
Accumulated net unrealized gain on:
Available-for-sale investments	$17,505	$27,192
Foreign currency translation	231,255	98,424
Hedging activities	11,468	3,097
Total accumulated other comprehensive income	$260,228	$128,713

The amount of income tax (benefit) expense allocated to unrealized gain on available-for-sale investments, hedging activities and foreign currency translation for each of the three fiscal years ended was as follows (in thousands):

	January 2, 2011	January 3, 2010	December 28, 2008
Available-for-sale investments	$(6,176)	$13,705	$(5,867)
Foreign currency translation	23,095	(5,315)	36,657
Hedging activities	(2,777)	(11,588)	10,205
	$14,142	$(3,198)	$40,995

Notes to Consolidated Financial Statements

Note 5: Intangible Assets and Goodwill

Intangible Assets.  Intangible asset balances are presented below (in thousands):

	January 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$79,800	$(57,546)	$22,254
Developed product technology	11,400	(8,075)	3,325
Acquisition-related intangible assets	91,200	(65,621)	25,579
Technology licenses and patents	31,340	(19,515)	11,825
Total	$122,540	$(85,136)	$37,404

	January 3, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$79,800	$(44,974)	$34,826
Developed product technology	11,400	(6,446)	4,954
Acquisition-related intangible assets	91,200	(51,420)	39,780
Technology licenses and patents	31,340	(13,044)	18,296
Total	$122,540	$(64,464)	$58,076

Amortization expense of intangible assets totaled $20.7 million, $20.2 million and $78.8 million in fiscal years 2010, 2009 and 2008, respectively.

In fiscal year 2008, the Company recorded a $175.8 million impairment on certain of its core technology and customer relationships acquisition-related intangible assets.  The impairment was based upon forecasted discounted cash flows which considered factors including a reduced business outlook primarily due to NAND flash memory industry pricing conditions.

The annual expected amortization expense of intangible assets as of January 2, 2011 is presented below (in thousands):

	Estimated Amortization Expense
Fiscal periods	Acquisition-related Intangible Assets	Technology Licenses and Patents
2011	$20,463	$4,619
2012	5,116	3,971
2013	—	2,670
2014	—	565
Total	$25,579	$11,825

Goodwill.  Goodwill is not amortized, but instead is reviewed and tested for impairment at least annually and whenever events or circumstances occur which indicate that goodwill might be impaired.  Impairment of goodwill is tested at the Company’s reporting unit level by comparing the carrying amount, including goodwill, to the fair value.  In performing the analysis, the Company uses the best information available, including reasonable and supportable assumptions and projections.  If the carrying amount of the Company exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  The Company performed its annual impairment test on the first day of the fourth quarter of fiscal year 2008 and determined that the goodwill was not impaired.  However, based on a combination of factors, including the economic environment, current and forecasted operating results, NAND flash memory industry pricing conditions and a sustained decline in the Company’s market capitalization, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis during the fourth quarter of fiscal year 2008 and the Company recognized an impairment charge of $845.5 million.  There was no remaining Goodwill balance after December 28, 2008.

Notes to Consolidated Financial Statements

Note 6: Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt as of January 2, 2011 and January 3, 2010 (in millions):

	January 2, 2011	January 3, 2010
1% Notes due 2013	$1,150.0	$1,150.0
Less: Unamortized interest discount	(156.8)	(215.3)
Net carrying amount of 1% Notes due 2013	993.2	934.7

1.5% Notes due 2017	1,000.0	—
Less: Unamortized interest discount	(282.2)	—
Net carrying amount of 1.5% Notes due 2017	717.8	—

1% Notes due 2035	—	75.0
Total convertible debt	1,711.0	1,009.7
Less: convertible short-term debt	—	(75.0)
Convertible long-term debt	$1,711.0	$934.7

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

The Company separately accounts for the liability and equity components of the 1% Notes due 2013.  The principal amount of the liability component of $753.5 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature.  The carrying value of the equity component was $396.5 million, as of January 2, 2011 and January 3, 2010.  The effective interest rate on the liability component of the 1% Notes due 2013 for each of the years ended January 2, 2011, January 3, 2010 and December 28, 2008 was 7.4%.

The following table presents the amount of interest cost recognized for the periods relating to both the contractual interest coupon and amortization of the discount on the liability component of the1% Notes due 2013 (in millions):

	Year ended
	January 2, 2011	January 3, 2010	December 28, 2008
Contractual interest coupon	$11.5	$11.5	$11.5
Amortization of interest discount	58.5	55.6	50.5
Total interest cost recognized	$70.0	$67.1	$62.0

The remaining bond discount of $156.8 million as of January 2, 2011 will be amortized over the remaining life of the 1% Notes due 2013, which is approximately 2.4 years.

Notes to Consolidated Financial Statements

The 1% Notes due 2013 may be converted on any day prior to the close of business on the scheduled trading day immediately preceding February 15, 2013, in multiples of $1,000 principal amount at the option of the holder under any of the following circumstances: 1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; 2) during any calendar quarter after the calendar quarter ending June 30, 2006, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or 3) upon the occurrence of specified corporate transactions.  On and after February 15, 2013 until the close of business on the scheduled trading day immediately preceding the maturity date of May 15, 2013, holders may convert their notes at any time, regardless of the foregoing circumstances.

Upon conversion, a holder will receive the conversion value of the 1% Notes due 2013 to be converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date.  The conversion value of each 1% Notes due 2013 will be paid in: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, common stock (plus cash in lieu of any fractional shares of common stock).  The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest.  Upon a “fundamental change” at any time, as defined, the Company will in some cases increase the conversion rate for a holder who elects to convert its 1% Notes due 2013 in connection with such fundamental change.  In addition, the holders may require the Company to repurchase for cash all or a portion of their notes upon a “designated event” at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any.

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
  Convertible Bond Hedge.  Counterparties agreed to sell to the Company up to approximately 14 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day none of the 1% Notes due 2013 remains outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares, based on the number of shares issued upon conversion of the 1% Notes due 2013, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1% Notes due 2013.  Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge.  The convertible bond hedge transaction cost of $386.1 million has been accounted for as an equity transaction.  The Company initially recorded approximately $0.8 million in stockholders’ equity from the net deferred tax liability related to the convertible bond hedge at inception of the transaction.
  Sold Warrants.  The Company received $308.7 million from the same counterparties from the sale of warrants to purchase up to approximately 14 million shares of the Company's common stock at an exercise price of $95.03 per share.  As of January 2, 2011, the warrants had an expected life of 2.6 years and expire in August 2013.  At expiration, the Company may, at its option, elect to settle the warrants on a net share basis.  As of January 2, 2011, the warrants had not been exercised and remained outstanding.  The value of the warrants was initially recorded in equity and continues to be classified as equity.
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

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017.  The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature.  The carrying value of the equity component was $294.0 million as of January 2, 2011.  The effective interest rate on the liability component of the 1.5% Notes due 2017 for the year ended January 2, 2011 was 6.85%.

Notes to Consolidated Financial Statements

The following table presents the amount of interest cost recognized for the period relating to both the contractual interest coupon and amortization of the discount on the liability component of the 1.5% Notes due 2017 (in millions):

Year ended
January 2, 2011
Contractual interest coupon	$5.2
Amortization of interest discount	11.9
Total interest cost recognized	$17.1

The remaining bond discount of $282.2 million as of January 2, 2011 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 6.6 years.

The 1.5% Notes due 2017 may be converted on any day prior to the close of business on the scheduled trading day immediately preceding May 15, 2017, in multiples of $1,000 principal amount at the option of the holder under any of the following circumstances: 1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; 2) during any calendar quarter after the calendar quarter ending September 30, 2010, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or 3) upon the occurrence of specified corporate transactions.  On and after May 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date of August 15, 2017, holders may convert their notes at any time, regardless of the foregoing circumstances.

Upon conversion, a holder will receive the conversion value of the 1.5% Notes due 2017 to be converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date.  The conversion value of each 1.5% Notes due 2017 will be paid in: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, common stock (plus cash in lieu of any fractional shares of common stock).  The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest.  Upon a “fundamental change” at any time, as defined, the Company will in some cases increase the conversion rate for a holder who elects to convert its 1.5% Notes due 2017 in connection with such fundamental change.  In addition, the holders may require the Company to repurchase for cash all or a portion of their notes upon a “designated event” at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any.

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

Notes to Consolidated Financial Statements

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
  Convertible Bond Hedge.  Counterparties agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remains outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017.  Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge.  The convertible bond hedge transaction cost of $292.9 million has been accounted for as an equity transaction.  The Company initially recorded approximately $1.7 million in stockholders’ equity from the deferred tax asset related to the convertible bond hedge at inception of the transaction.
  Sold Warrants.  The Company received $188.1 million from the same counterparties from the sale of warrants to purchase up to approximately 19.1 million shares of the Company’s common stock at an exercise price of $73.33 per share.  As of January 2, 2011, the warrants (separated into 40 separate components) had an average expected life of 6.9 years and expire over 40 different dates from November 13, 2017 through January 10, 2018.  At each expiration date, the Company may, at its option, elect to settle the warrants on a net share basis.  As of January 2, 2011, the warrants had not been exercised and remained outstanding.  The value of the warrants was initially recorded in equity and continues to be classified as equity.
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

Notes to Consolidated Financial Statements

Note 7: Concentrations of Risk and Segment Information

Geographic Information and Major Customers.  The Company markets and sells flash memory products in the U.S. and in foreign countries through its sales personnel, dealers, distributors, retailers and subsidiaries.  The Company’s Chief Operating Decision Maker, the President and Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results.  Since the Company operates in one segment, all financial segment information can be found in the accompanying Consolidated Financial Statements.

Other than sales in the U.S., South Korea, Taiwan, Europe, Middle East and Africa (“EMEA”), and Other Asia-Pacific, which includes Japan, international sales were not material individually in any other international locality.  Intercompany sales between geographic areas have been eliminated.

Revenue by geographic areas for fiscal years 2010, 2009 and 2008 are as follows (in thousands):

	Fiscal Years Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Revenues:
United States	$809,037	$940,596	$1,047,045
South Korea	334,173	428,411	476,304
Taiwan	993,787	397,338	178,751
Other Asia-Pacific	1,822,853	1,010,125	825,645
Europe, Middle East and Africa	714,378	707,758	752,849
Other foreign countries	152,579	82,578	70,758
Total	$4,826,807	$3,566,806	$3,351,352

Product revenues from customers are based on the geographic location of where the product is delivered.  License and royalty revenue is attributed to countries based upon the headquarters of the licensee.

Long-lived assets by geographic area as of the end of fiscal years 2010 and 2009 are as follows (in thousands):

	As of
	January 2, 2011	January 3, 2010
Long-lived assets:
United States	$111,733	$147,125
Japan	518,912	428,675
China	112,133	121,519
Other foreign countries	27,131	33,055
Total	$769,909	$730,374

Long-lived assets are attributed to the geographic location in which they are located.  The Company includes in long-lived assets property and equipment, long-term equity investments in Flash Ventures and equity investments, and attributes those investments to the location of the investee’s primary operations.

Customer and Supplier Concentrations.  A limited number of customers or licensees have accounted for a substantial portion of the Company’s revenues.  Revenues from the Company’s top 10 customers or licensees accounted for approximately 46%, 42% and 48% of the Company’s revenues for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively.  All customers were individually less than 10% of the Company’s total revenues in fiscal years 2010 and 2009.  In fiscal year 2008, Samsung Electronics Co., Ltd. (“Samsung”) accounted for 13% of the Company’s total revenues through a combination of license and royalty and product revenues.

Notes to Consolidated Financial Statements

All of the Company’s flash memory card products require silicon wafers for the memory components and the controller components.  The Company’s memory wafers or components are currently supplied almost entirely from Flash Ventures and the controller wafers are primarily manufactured by third-party subcontractors.  The failure of any of these sources to deliver silicon wafers could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, Toshiba’s employees that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt the Company’s wafer supply from Toshiba’s Yokkaichi, Japan operations.

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

Concentration of Credit Risk.  The Company’s concentration of credit risk consists principally of cash, cash equivalents, short and long-term marketable securities and trade receivables.  The Company’s investment policy restricts investments to high-credit quality investments and limits the amounts invested with any one issuer.  The Company sells to OEMs, retailers and distributors in the U.S., EMEA and Asia-Pacific, performs ongoing credit evaluations of its customers’ financial condition, and generally requires no collateral.

Off-Balance Sheet Risk.  The Company has off-balance sheet financial obligations.  See Note 12, “Commitments, Contingencies and Guarantees.”

Notes to Consolidated Financial Statements

Note 8: Compensation and Benefits

Share-Based Benefit Plans

2005 Incentive Plan.  On May 27, 2005, the Company’s stockholders approved the 2005 Stock Incentive Plan, which was amended in May 2006 and renamed the 2005 Incentive Plan (“2005 Plan”).  Shares of the Company’s common stock may be issued under the 2005 Plan pursuant to three separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights may be granted to officers and other employees, non-employee board members and independent consultants, (ii) the stock issuance program under which shares may be awarded to such individuals through restricted stock or restricted stock unit awards or as a stock bonus for services rendered to the Company, and (iii) an automatic grant program for the non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service.  The 2005 Plan also includes a performance-based cash bonus awards program for employees classified under Section 16.  Grants and awards under the discretionary grant program generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 12 quarters of continued service.  Awards under the stock issuance program generally vest in equal annual installments over a 4-year period.  Grants under the automatic grant program will vest in accordance with the specific vesting provisions set forth in that program.  A total of 28,044,911 shares of the Company’s common stock have been reserved for issuance under this plan.  The share reserve may increase by up to 10,000,000 shares of common stock to the extent that outstanding options under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan expire or terminate unexercised, of which as of January 2, 2011, 2,344,911 shares of common stock had been added to the 2005 Plan reserve.  All options granted under the 2005 Plan were granted with an exercise price equal to the fair market value of the common stock on the date of grant and will expire seven years from the date of grant.

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

2005 Employee Stock Purchase Plan.  The 2005 Employee Stock Purchase Plan (“ESPP”) was approved by the stockholders on May 27, 2005.  The ESPP consists of two components: a component for employees residing in the U.S. and an international component for employees who are non-U.S. residents.  The ESPP allows eligible employees to purchase shares of the Company’s common stock at the end of each six-month offering period at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date.  The ESPP had an original authorization of 5,000,000 shares to be issued, of which 1,267,651 shares were available to be issued as of January 2, 2011.  In the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, a total of 966,288, 1,158,909 and 956,187 shares of common stock, respectively, have been issued under this plan.

msystems Ltd. 1996 Section 102 Stock Option/Stock Purchase Plan and 2003 Stock Option and Restricted Stock Incentive Plan.  The msystems Ltd. 1996 Section 102 Stock Option/Stock Purchase Plan and 2003 Stock Option and Restricted Stock Incentive Plan acquired through the Company’s acquisition of msystems Ltd., were terminated on November 19, 2006, and no further grants were made under these plans after that date.  However, award grants that were outstanding under these plans on November 19, 2006 continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company.

Notes to Consolidated Financial Statements

Matrix Semiconductor, Inc. 2005 Stock Incentive Plan, 1999 Stock Plan and 1998 Long-term Incentive Plan.  The Matrix Semiconductor, Inc. 2005 Stock Incentive Plan, 1999 Stock Plan and the Rhombus, Inc. 1998 Long-term Incentive Plan (“Matrix Stock Plans”), acquired through SanDisk’s acquisition of Matrix Semiconductor, Inc., were terminated on January 13, 2006, and no further option grants were made under these plans after that date.  However, award grants that were outstanding under these plans on January 13, 2006 continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company.

Accounting for Share-Based Compensation Expense

For share-based awards expected to vest, compensation cost is based on the grant-date fair value.  The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards, net of estimated forfeitures.

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

Valuation Assumptions.  The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares granted to employees for the years ended January 2, 2011, January 3, 2010 and December 28, 2008 was estimated using the following weighted average assumptions:

	January 2, 2011	January 3, 2010	December 28, 2008
Option Plan Shares
Dividend yield	None	None	None
Expected volatility	0.50	0.85	0.52
Risk-free interest rate	1.53%	1.41%	2.50%
Expected lives	3.9 years	3.6 years	3.5 years
Estimated annual forfeiture rate	7.32%	9.07%	8.31%
Weighted average fair value at grant date	$12.58	$5.36	$8.40

Employee Stock Purchase Plan Shares
Dividend yield	None	None	None
Expected volatility	0.56	0.73	0.60
Risk-free interest rate	0.18%	0.35%	1.97%
Expected lives	½ year	½ year	½ year
Weighted average fair value at exercise date	$9.95	$4.82	$6.00

Notes to Consolidated Financial Statements

Stock Options and SARs.  A summary of stock options and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of January 2, 2011 and changes during the three fiscal years ended January 2, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except exercise price and contractual term)
Options and SARs outstanding at December 30, 2007	25,557	$35.59	5.8	$165,185
Granted	3,616	21.29
Exercised	(895)	7.77		11,751
Forfeited	(1,927)	42.47
Expired	(1,294)	43.35
Options and SARs outstanding at December 28, 2008	25,057	33.59	4.9	5,284
Granted	4,242	9.41
Exercised	(964)	12.60		5,807
Forfeited	(1,376)	32.94
Expired	(2,063)	38.97
Options and SARs outstanding at January 3, 2010	24,896	29.87	4.4	180,834
Granted	3,016	31.67
Exercised	(6,471)	22.08		137,976
Forfeited	(449)	24.14
Expired	(599)	49.15
Options and SARs outstanding at January 2, 2011	20,393	32.18	3.8	393,996
Options and SARs vested and expected to vest after January 2, 2011, net of forfeitures	19,212	32.78	3.7	361,473
Options and SARs exercisable at January 2, 2011	14,005	36.26	3.1	223,413

At January 2, 2011, the total compensation cost related to options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $45.5 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.5 years.  The total fair value of options vested during the years ended January 2, 2011, January 3, 2010 and December 28, 2008 was $40.5 million, $59.2 million and $93.8 million, respectively.  As of January 2, 2011, the Company had fully expensed all of its SARs awards.
.
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

Notes to Consolidated Financial Statements

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the three fiscal years ended January 2, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands, except for weighted average grant date fair value)
Non-vested share units at December 30, 2007	499	$55.20	$16,735
Granted	1,338	18.79
Vested	(173)	54.41	4,149
Forfeited	(141)	32.22
Non-vested share units at December 28, 2008	1,523	25.38	13,983
Granted	95	15.12
Vested	(559)	26.40	7,977
Forfeited	(215)	20.86
Non-vested share units at January 3, 2010	844	24.69	24,476
Granted	1,100	29.39
Vested	(632)	25.11	24,476
Forfeited	(68)	24.67
Non-vested share units at January 2, 2011	1,244	28.64	62,007

As of January 2, 2011, the Company had $23.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.8 years.  The total fair value of awards vested for the years ended January 2, 2011, January 3, 2010 and December 28, 2008 was $15.9 million, $14.8 million and $9.4 million, respectively.

Employee Stock Purchase Plan.  At January 2, 2011, there was $0.6 million of total unrecognized compensation cost related to ESPP that is expected to be recognized over a period of approximately 0.1 years.

Share-Based Compensation Expense.  The Company recorded $77.6 million, $95.6 million and $97.8 million of share-based compensation expense for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively, that included the following:

	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Share-based compensation expense by caption:
Cost of product revenues	$5,821	$12,427	$10,775
Research and development	26,292	36,399	38,854
Sales and marketing	10,934	19,247	20,067
General and administrative	34,543	27,487	28,103
Total share-based compensation expense	77,590	95,560	97,799
Total tax benefit recognized	(26,720)	(23,767)	(21,317)
Decrease in net income	$50,870	$71,793	$76,482

Share-based compensation expense by type of award:
Stock options and SARs	$55,821	$79,859	$77,015
Restricted stock units	15,081	11,922	14,753
Employee stock purchase plans	6,688	3,779	6,031
Total share-based compensation expense	77,590	95,560	97,799
Total tax benefit recognized	(26,720)	(23,767)	(21,317)
Decrease in net income	$50,870	$71,793	$76,482

Share-based compensation of $0.9 million and $2.3 million related to manufacturing personnel was capitalized into inventory as of January 2, 2011 and January 3, 2010, respectively.

Notes to Consolidated Financial Statements

Modification of Stock Awards and Other Adjustments.  In fiscal year 2010, the Company recognized $17.3 million of expense related to the modification of stock awards, pursuant to the retirement agreement of the Company’s former Chief Executive Officer.

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

Notes to Consolidated Financial Statements

Note 9: Restructuring Plans

The Company implemented several restructuring plans during fiscal year 2008, and recorded restructuring charges of $35.5 million in fiscal year 2008.  The goal of these plans was to better align the Company’s cost structure with its anticipated revenue stream and to improve the Company’s results of operations and cash flows.  Restructuring charges in fiscal year 2009 were immaterial.

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

	Severance and Benefits
Restructuring provision		$4.1
Cash paid		(3.1)
Accrual balance at December 28, 2008		1.0
Accrual adjustments		(0.8)
Accrual balance at January 3, 2010		0.2
Cash paid		(0.2)
Accrual balance at January 2, 2011	$	―

During fiscal year 2010, the Company completed the final phase of the Second Quarter of Fiscal 2008 Restructuring plan and paid in cash the remaining accrued amount.

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

Notes to Consolidated Financial Statements

The following table sets forth the activity in the accrued restructuring balances related to the Fourth Quarter of Fiscal 2008 Restructuring Plan and Other (in millions).

	Severance and Benefits		Contract Termination Fees and Other Charges		Total
Restructuring and other provisions		$10.4		$21.0		$31.4
Cash paid		(4.1)		(2.4)		(6.5)
Non-cash utilization		―		(4.6)		(4.6)
Accrual balance at December 28, 2008		6.3		14.0		20.3
Restructuring		2.2		―		2.2
Cash paid		(7.9)		(13.1)		(21.0)
Accrual adjustments		(0.5)		(0.9)		(1.4)
Accrual balance at January 3, 2010		0.1		―		0.1
Accrual adjustments		(0.1)		―		(0.1)
Accrual balance at January 2, 2011	$	―	$	―	$	―

During fiscal year 2010, the Company completed the final phase of the Fourth Quarter of Fiscal 2008 Restructuring plan and adjusted the remaining accrued amounts.

Notes to Consolidated Financial Statements

Note 10: Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal Years Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Current:
Federal	$268,571	$15,531	$(245,361)
State	20,557	7,354	7,246
Foreign	40,490	78,490	46,925
	329,618	101,375	(191,190)
Deferred:
Federal	(143,406)	(11,271)	213,980
State	(23,931)	139	36,655
Foreign	(4,990)	(1,752)	(25,195)
	(172,327)	(12,884)	225,440
Provision for income taxes	$157,291	$88,491	$34,250

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Years Ended
	January 2, 2011	January 3, 2010	December 28, 2008
United States	$1,273,081	$412,646	$(1,908,020)
International	184,352	91,155	(44,354)
Total	$1,457,433	$503,801	$(1,952,374)

The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rates to income (loss) before taxes as follows:

	Fiscal Years Ended
	January 2, 2011	January 3, 2010	December 28, 2008
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.6)	0.8	0.5
Non-deductible share-based compensation expense	0.2	1.9	(0.7)
Impairment of goodwill	—	—	(17.9)
Valuation allowance	(17.4)	(8.0)	(18.5)
Tax-exempt interest income	(0.7)	(2.2)	1.1
Foreign earnings at other than U.S. rates	(5.1)	(10.8)	(1.0)
Other	(0.6)	0.9	(0.3)
Effective income tax rates	10.8%	17.6%	(1.8)%

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes.  Significant components of the Company’s net deferred tax assets as of January 2, 2011 and January 3, 2010 were as follows (in thousands):

	January 2, 2011	January 3, 2010
Deferred tax assets:
Deferred income on shipments to distributors and retailers and deferred revenue recognized for tax purposes	$35,119	$25,975
Accruals and reserves not currently deductible	77,998	125,112
Depreciation and amortization not currently deductible	41,434	56,141
Deductible share-based compensation	66,961	65,281
Unrealized loss on investments	18,105	36,189
Unrealized foreign exchange loss	78,753	71,478
Net operating loss carryforwards	25,215	26,083
Tax credit carryforward	6,072	60,315
Other	21,748	27,359
Gross deferred tax assets	371,405	493,933
Valuation allowance	(11,198)	(321,132)
Deferred tax assets, net of valuation allowance	360,207	172,801

Deferred tax liabilities:
Acquired intangible assets	(5,685)	(11,152)
Unrealized gain on investments	(16,913)	(25,852)
Unrealized foreign exchange gain	(92,144)	(56,920)
U.S. taxes provided on unremitted earnings of foreign subsidiaries	(28,844)	(26,338)
Total deferred tax liabilities	(143,586)	(120,262)
Net deferred tax assets	$216,621	$52,539

The Company assesses its valuation allowance recorded against deferred tax assets on a regular and periodic basis.  The assessment of valuation allowance against deferred tax assets requires estimations and significant judgment.  The Company continues to assess and adjust its valuation allowance based on operating results and market evolvements.  During fiscal year 2010, based on weighing both the positive and negative evidence available, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets, the Company determined that it is able to realize most of the U.S. federal and state deferred tax assets with the exception of certain net operating losses.  As a result, the Company released $306.0 million of valuation allowance related to federal and state deferred tax assets, with the remaining valuation allowance primarily related to certain U.S. and foreign loss carry forwards that the Company believes are not more likely than not to be realized.

Notes to Consolidated Financial Statements

The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the Act) enacted December 17, 2010 retroactively extended the research and development tax credit through December 2011.  As a result, the Company recognized a benefit related to federal research credit of $10.0 million in its fiscal year 2010 income tax provision.  The Act has also extended the exemption of certain intercompany transactions from federal taxation through 2011, for which a tax benefit has been reflected in the fiscal year 2010 income tax provision.

The Company has federal, state and foreign net operating loss carryforwards of $47.3 million, $116.0 million and $5.4 million, respectively.  The net operating losses will begin to expire in fiscal year 2014 if not utilized.  The Company also has California research credit carryforwards of $13.1 million.  California R&D credit can be carried forward to future years indefinitely.  Some of these carryforwards are subject to annual limitations, including Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, for U.S. tax purposes and similar state provisions.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S.  No provision has been made for U.S. income taxes or foreign withholding taxes on $195.4 million of cumulative unremitted earnings of certain foreign subsidiaries as of January 2, 2011, since the Company intends to indefinitely reinvest these earnings outside the U.S.  If these earnings were distributed to the U.S., the Company would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

The tax benefit (charge) associated with the exercise of stock options was applied to capital in excess of par value in the amount of $26.8 million, zero and ($3.9) million in fiscal years 2010, 2009 and 2008, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 28, 2008	$124,437
Additions:
Tax positions related to current year	29,263
Tax positions related to prior years	26,064
Balance at January 3, 2010	$179,764
Additions:
Tax positions related to current year	10,547
Tax positions related to prior years	14,584
Reductions:
Tax positions related to prior years	(28,597)
Expiration of statute of limitations	(4,238)
Balance at January 2, 2011	$172,060

Notes to Consolidated Financial Statements

        The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, is $70.1 million at January 2, 2011.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits at January 2, 2011 and January 3, 2010 was $29.7 million and $31.9 million, respectively.  Interest and penalties included in the Company’s tax expense for the fiscal years ended January 2, 2011 and January 3, 2010 was ($2.4) million and $6.4 million, respectively.

It is reasonably possible that the unrecognized tax benefits could decrease by approximately $6.5 million within the next 12 months as a result of the expiration of statutes of limitation.  The Company is currently under audit by several tax authorities.  Because timing of the resolution and/or closure of these audits is highly uncertain it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing at January 2, 2011.

The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions.  In October 2009, the Internal Revenue Service commenced an examination of the Company’s federal income tax returns for fiscal years 2005 through 2008.  The Company does not expect a resolution to be reached during the next twelve months.  In addition, the Company is currently under audit by various state and international tax authorities.  The Company cannot reasonably estimate the outcome of these examinations, or that it will not have a material effect on the Company’s financial position, results of operations or liquidity.  The statutes of limitation in state jurisdictions remain open in general for tax years 2002 through 2009.  The major foreign jurisdictions remain open for examination in general for tax years 2004 through 2009.

In 2010, certain foreign subsidiaries of the Company were under income tax holidays.  The aggregate dollar and per share effects of these tax holidays was immaterial to the Company’s financial results for fiscal years 2010, 2009 and 2008.

Notes to Consolidated Financial Statements

Note 11: Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Years Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Numerator for basic net income (loss) per share:
Net income (loss)	$1,300,142	$415,310	$(1,986,624)
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	232,531	227,435	225,292
Basic net income (loss) per share	$5.59	$1.83	$(8.82)

Numerator for diluted net income (loss) per share:
Net income (loss)	$1,300,142	$415,310	$(1,986,624)
Interest on the 1% Convertible Notes due 2035, net of tax	98	468	—
Net income (loss) for diluted net income (loss) per share	$1,300,240	$415,778	$(1,986,624)
Denominator for diluted net income (loss) per share:
Weighted average common shares	232,531	227,435	225,292
Incremental common shares attributable to exercise of outstanding employee stock options, SARs, and warrants (assuming proceeds would be used to purchase common stock) and RSUs	5,977	2,512	—
Effect of dilutive 1% Convertible Notes due 2035	393	2,012	—
Shares used in computing diluted net income (loss) per share	238,901	231,959	225,292
Diluted net income (loss) per share	$5.44	$1.79	$(8.82)

Anti-dilutive shares excluded from net income (loss) per share calculation	75,079	47,911	54,844

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt.  Fiscal year 2010 and 2009 diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, warrants and the 1% Convertible Notes due 2035.  Certain common stock issuable under stock options, SARs, warrants and the 1% Notes due 2013 and 1.5% Notes due 2017 have been omitted from the diluted net income (loss) per share calculation because their inclusion is considered anti-dilutive.

Notes to Consolidated Financial Statements

Note 12: Commitments, Contingencies and Guarantees

Flash Partners.  The Company has a 49.9% ownership interest in Flash Partners, a business venture with Toshiba which owns 50.1%, formed in fiscal year 2004.  In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan, using semiconductor manufacturing equipment owned or leased by Flash Partners.  Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup.  The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting.  The Company is committed to purchase its provided three-month forecast of Flash Partners’ NAND wafer supply, which generally equals 50% of the venture’s output.  The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers.  In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

As of January 2, 2011, the Company had notes receivable from Flash Partners of $578.6 million, denominated in Japanese yen.  These notes are secured by the equipment purchased by Flash Partners using the note proceeds.  The Company has additional guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.”  At January 2, 2011 and January 3, 2010, the Company had an equity investment in Flash Partners of $238.6 million and $199.1 million, respectively, denominated in Japanese yen, offset by $72.9 million and $43.9 million, respectively, of cumulative translation adjustments recorded in accumulated OCI.  In fiscal year 2010 and 2009, the Company recorded a basis adjustment of $10.5 million and $0.7 million, respectively, to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

Flash Alliance.  The Company has a 49.9% ownership interest in Flash Alliance, a business venture with Toshiba which owns 50.1%, formed in fiscal year 2006.  In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan, using semiconductor manufacturing equipment owned or leased by Flash Alliance.  Flash Alliance purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup.  The Company accounts for its 49.9% ownership position in Flash Alliance under the equity method of accounting.  The Company is committed to purchase its provided three-month forecast of Flash Alliance’s NAND wafer supply, which generally equals 50% of the venture’s output.  The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers.  In addition, the Company is committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

As of January 2, 2011, the Company had notes receivable from Flash Alliance of $653.7 million, denominated in Japanese yen.  These notes are secured by the equipment purchased by Flash Alliance using the note proceeds.  The Company has additional guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.”  At January 2, 2011 and January 3, 2010, the Company had an equity investment in Flash Alliance of $262.6 million and $225.3 million, respectively, denominated in Japanese yen, offset by $76.4 million and $45.3 million, respectively, of cumulative translation adjustments recorded in accumulated OCI.  In fiscal year 2010 and 2009, the Company recorded a basis adjustment of $6.1 million and $13.9 million, respectively, to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

Notes to Consolidated Financial Statements

FlashVision.  In the first quarter of fiscal year 2010, the wind-down was completed of FlashVision, a business venture with Toshiba in which the Company owned 49.9%.  The Company recorded a gain of $4.1 million in the first quarter of fiscal year 2010 in other income (expense) related to the completion of this wind-down.

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

Flash Forward.  In July 2010, the Company and Toshiba entered into an agreement to create Flash Forward to operate in Toshiba’s Fab 5 facility (“Fab 5”), of which the Company will own 49.9% and Toshiba will own 50.1%.  Toshiba will own and fund the construction of the Fab 5 building, which will be located in Yokkaichi, Japan, adjacent to the site of the Company’s current Flash Partners and Flash Alliance ventures.  Fab 5 is designed to be built in two phases.  The Phase 1 building shell is expected to be completed in the second quarter of calendar year 2011, after which equipment outfitting is expected to begin, with initial NAND production scheduled for the third quarter of the Company’s fiscal year 2011.  The Company is committed to invest in 50% of the initial ramp within Phase 1 of Fab 5, which is expected to occur in the second half of fiscal year 2011.  No timelines have been finalized for Phase 1 capacity expansions beyond 2011 or for the construction of Phase 2.  For Phase 1 expansion beyond the initial ramp, the Company has the option to make investments and share output on a 50/50 basis between the Company and Toshiba.  If and when Phase 2 is built, the Company is committed to 50% of an initial ramp in Phase 2, similar to that in Phase 1.  On completion of the second phase, Fab 5 is expected to be of similar size and capacity to Toshiba’s Fab 4.  The Company and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each of the parties’ proportionate level of equipment funding.

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

Notes to Consolidated Financial Statements

Off-Balance Sheet Liabilities

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities in both Japanese yen and the U.S. dollar equivalent based upon the exchange rate at January 2, 2011.

Master Lease Agreements by Execution Date	Lease Amounts		Expiration
	(Yen in billions)	(Dollars in thousands)
Flash Partners
December 2005	¥2.5	$30,857	2011
June 2006	3.9	49,237	2011
September 2006	14.1	173,064	2011
March 2007	7.5	91,936	2012
February 2008	2.9	35,563	2013
April 2010	4.0	48,976	2014
	34.9	429,633
Flash Alliance
November 2007	15.7	193,736	2013
June 2008	20.8	255,464	2013
	36.5	449,200
Total guarantee obligations	¥71.4	$878,833

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the term of the master lease agreements, in annual installments as of January 2, 2011 in U.S. dollars based upon the exchange rate at January 2, 2011.

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(In thousands)
Year 1	$259,627	$186,600	$446,227
Year 2	137,009	97,413	234,422
Year 3	42,304	142,964	185,268
Year 4	2,484	10,432	12,916
Total guarantee obligations	$441,424	$437,409	$878,833

Notes to Consolidated Financial Statements

Flash Partners.  Flash Partners sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into six equipment master lease agreements totaling 258.6 billion Japanese yen, or approximately $3.18 billion based upon the exchange rate at January 2, 2011.  As of January 2, 2011, the total amount outstanding from these master leases was 69.8 billion Japanese yen, or approximately $860 million based upon the exchange rate at January 2, 2011, of which the amount of the Company’s guarantee obligation of the Flash Partners’ master lease agreements, which reflects future payments and any lease adjustments, was 34.9 billion Japanese yen, or approximately $430 million based upon the exchange rate at January 2, 2011.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  Remaining master lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through fiscal year 2014.  At each lease payment date, Flash Partners has the option of purchasing the tools from the lessors.  Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was not material at inception of each master lease.

On January 27, 2011, Flash Partners refinanced two of its maturing equipment leases totaling 11.0 billion Japanese yen, or approximately $136 million based upon the exchange rate at January 2, 2011.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the refinanced lease agreement.  This refinanced equipment lease, due in fiscal year 2014, is to be paid by Flash Partners in quarterly installments, with interest based on the 3-month Euro-Yen Tokyo InterBank Offer Rate (“TIBOR”).

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Partners that could result in an acceleration of Flash Partners’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”).  As of January 2, 2011, Flash Partners was in compliance with all of its master lease covenants.  As of January 2, 2011, the Company’s R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I, and the Company’s S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.  If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Partners would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Partners master lease agreements.

Notes to Consolidated Financial Statements

Flash Alliance.  Flash Alliance sells and leases back from lessors a portion of its tools and has entered into two equipment master lease agreements totaling 200.0 billion Japanese yen, or approximately $2.46 billion based upon the exchange rate at January 2, 2011, of which 73.0 billion Japanese yen, or approximately $898 million based upon the exchange rate at January 2, 2011, was outstanding as of January 2, 2011.  As of January 2, 2011, the amount of the Company’s guarantee obligation of the Flash Alliance’s master lease agreements was 36.5 billion Japanese yen, or approximately $449 million based upon the exchange rate at January 2, 2011.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligation under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  Remaining master lease payments are due semi-annually and are scheduled to be completed in fiscal year 2013.  At each lease payment date, Flash Alliance has the option of purchasing the tools from the lessors.  Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Alliance that could result in an acceleration of Flash Alliance’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from S&P or Moody’s or a minimum corporate rating of BB+ from R&I.  As of January 2, 2011, Flash Alliance was in compliance with all of its master lease covenants.  As of January 2, 2011, the Company’s R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I, and the Company’s S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.  If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Alliance would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Alliance master lease agreements.

Notes to Consolidated Financial Statements

Guarantees

Indemnification Agreements.  The Company has agreed to indemnify suppliers and customers for alleged patent infringement.  The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees.  The Company may periodically engage in litigation as a result of these indemnification obligations.  The Company’s insurance policies exclude coverage for third-party claims for patent infringement.  Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers.  Historically, the Company has not made any significant indemnification payments under any such agreements.  As of January 2, 2011, no amounts had been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity.  The term of the indemnification period is for the officer’s, employee’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of January 2, 2011 or January 3, 2010, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances.  The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims.  This agreement provides limited protection for the Company against third party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third party patents.  The Company has not made any indemnification payments under any such agreements and as of January 2, 2011, no amounts have been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

Notes to Consolidated Financial Statements

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at January 2, 2011, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

Contractual Obligations.
	Total			1 Year or Less	2 - 3 Years (Fiscal 2012 and 2013)	4 –5 Years (Fiscal 2014 and 2015)	More than 5 Years (Beyond Fiscal 2015)
Facility and other operating leases	$28,353			$8,764	$13,899	$5,121	$569
Flash Partners reimbursement for certain fixed costs including depreciation	1,056,654	(4	)(5)	432,933	410,562	157,517	55,642
Flash Alliance reimbursement for certain fixed costs including depreciation	2,831,246	(4	)(5)	1,172,957	1,003,445	542,675	112,169
Flash Forward equipment investments and expense reimbursement	567,474	(4	)(6)	544,514	1,920	1,920	19,120
Toshiba research and development	24,671	(4)		24,671			
Capital equipment purchase commitments	33,222			33,222			
1% Convertible senior notes principal and interest (1)	1,177,255			11,500	1,165,755		
1.5% Convertible senior notes principal and interest (2)	1,099,300			15,000	30,000	30,000	1,024,300
Operating expense commitments	25,080			22,328	2,752		
Noncancelable production purchase commitments (3)	266,016	(4)		266,016			
Total contractual cash obligations	$7,109,271			$2,531,905	$2,628,333	$737,233	$1,211,800

Off-Balance Sheet Arrangements.
As of January 2, 2011
Guarantee of Flash Ventures equipment leases (7)	$878,833
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

(4)    Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at January 2, 2011.

(5)    Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

(6)    Includes estimated timing and amounts of investments; however, timing is dependent upon future decisions including finalization of Flash Forward’s capacity plan.

(7)    The Company’s guarantee obligation, net of cumulative lease payments, is 71.4 billion Japanese yen, or approximately $879 million based upon the exchange rate at January 2, 2011.

Notes to Consolidated Financial Statements

The Company has excluded $200.6 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at January 2, 2011.  The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements.  The leases expire at various dates from fiscal year 2011 through fiscal year 2016.  Future minimum lease payments at January 2, 2011 are presented below (in thousands):

Fiscal Year:
2011	$9,228
2012	9,563
2013	5,340
2014	3,490
2015	2,882
2016 and thereafter	569
31,072
Sublease income to be received in the future under noncancelable subleases	(2,719)
Net operating leases	$28,353

Net rent expense for the years ended January 2, 2011, January 3, 2010 and December 28, 2008 was $7.5 million, $7.9 million and $8.2 million, respectively.

Notes to Consolidated Financial Statements

Note 13: Related Parties and Strategic Investments

Flash Ventures with Toshiba.  The Company owns 49.9% of each of the flash ventures with Toshiba and accounts for its ownership position under the equity method of accounting.  The Company’s obligations with respect to Flash Ventures master lease agreements, take-or-pay supply arrangements and research and development cost sharing are described in Note 12, “Commitments, Contingencies and Guarantees.”  Flash Ventures are variable interest entities.  The Company evaluated whether it is the primary beneficiary of any of the Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities.

The Company purchased NAND flash memory wafers from Flash Ventures, made loans to Flash Ventures and made reimbursements to Flash Ventures totaling approximately $1.94 billion, $1.98 billion and $2.01 billion in the years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively.  The Company received loan repayments from Flash Ventures of $59.7 million in the year ended January 2, 2011 and $387.3 million in the year ended January 3, 2010.  At January 2, 2011 and January 3, 2010, the Company had accounts payable balances due to Flash Ventures of $240.5 million and $182.1 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below (in millions).

	January 2, 2011	January 3, 2010
Notes receivable	$1,232	$1,083
Equity investments	501	424
Operating lease guarantees	879	1,070
Maximum loss exposure	$2,612	$2,577

At January 2, 2011 and January 3, 2010, the Company’s retained earnings (accumulated deficit) included approximately $2.5 million and $2.8 million, respectively, of undistributed earnings of the Flash Ventures.

The following summarizes the aggregated financial information for Flash Ventures as of January 2, 2011 and January 3, 2010 (in millions).

	January 2, 2011	January 3, 2010
	(Unaudited)
Current assets	$1,028	$794
Property, plant and equipment and other assets	4,187	3,017
Total assets	$5,215	$3,811
Current liabilities	$1,632	$661
Long-term liabilities	2,465	2,166

Notes to Consolidated Financial Statements

The following summarizes the aggregated financial information for Flash Ventures for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively (in millions).  Flash Ventures’ year-ends are March 31, with quarters ending on March 31, June 30, September 30 and December 31.

	Twelve Months Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(Unaudited)
Net sales(1)	$3,467	$3,296	$3,945
Gross profit	15	14	21
Net income	(1)	68	7

(1)	Net sales represent sales to both the Company and Toshiba.

Solid State Storage Solutions LLC.  During the second quarter of fiscal year 2007, the Company formed Solid State Storage Solutions LLC (“S4”), a venture with third parties to license intellectual property.  S4 qualifies as a variable interest entity.  The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Consolidated Financial Statements for all periods presented.  The Company considered multiple factors in determining it was still the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities.  S4’s assets and liabilities were not material to the Company’s Consolidated Balance Sheets as of January 2, 2011 and January 3, 2010.

Sale of Net Assets. In February 2010, the Company sold the net assets of its mobile phone SIM card business for $17.8 million which resulted in a gain of $13.2 million recorded in other income (expense).  The sale proceeds are included in “Proceeds from sale of assets” in investing activities on the Consolidated Statements of Cash Flows.  The operating results of the mobile phone SIM card business were immaterial for all periods presented.

Notes to Consolidated Financial Statements

Note 14: Stockholders’ Rights Plan

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

Notes to Consolidated Financial Statements

Note 15: Litigation

The flash memory industry is characterized by significant litigation seeking to enforce patent and other intellectual property rights.  The Company's patent and other intellectual property rights are primarily responsible for generating license and royalty revenue.  The Company seeks to protect its intellectual property through patents, copyrights, trademarks, trade secrets, confidentiality agreements and other methods, and has been and likely will continue to enforce such rights as appropriate through litigation and related proceedings.  The Company expects that its competitors and others who hold intellectual property rights related to its industry will pursue similar strategies.  From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties.  These and other parties could bring suit against the Company.  In each case listed below where the Company is the defendant, the Company intends to vigorously defend the action.  At this time, the Company does not believe it is reasonably possible that losses related to the litigation described below have occurred beyond the amounts, if any, that have been accrued.  However, legal discovery and litigation is highly unpredictable and future legal developments may cause current estimates to change in future periods.

Patent Infringement Litigation Initiated by SanDisk. On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants:  Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corp., Silicon Motion, Inc. (Taiwan), Silicon Motion, Inc. (California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); Synergistic Sales, Inc. (“Synergistic”); USBest Technology, Inc. dba Afa Technologies, Inc. (“USBest”); Skymedi Corp. (“Skymedi”); Chipsbank Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Infotech Logistic LLC (“Infotech”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Power Quotient International Co., Ltd., and PQI Corp., (collectively, “PQI”); PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (Taiwan), Transcend Information Inc. (California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co., A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc.; Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”) EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”).  In this action, Case No. 07-C-0607-C (“the ’607 Action”), the Company initially asserted that the defendants infringed U.S. Patent No. 5,719,808 (the “’808 patent”), U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”).  The Company has since entered into a stipulation dismissing the ’332 patent.  The Company concurrently filed a second complaint for patent infringement in the same court against the following defendants:  Phison, Silicon Motion, Synergistic, USBest, Skymedi, Zotek, Infotech, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, A-DATA, Apacer, Behavior, and Dane-Elec.  In this action, Case No. 07-C-0605-C (“the ’605 Action”), the Company asserted that the defendants infringed U.S. Patent No. 6,149,316 (the “’316 patent”) and U.S. Patent No. 6,757,842 (the “’842 patent”).  The Company seeks damages and injunctive relief in both actions.  Settlement agreements have subsequently been reached with, and the Company has dismissed its claims against, Imation, Phison, Silicon Motion, Skymedi, Verbatim, Corsair, Add-On Computer Peripherals, EDGE, Infotech, Interactive, PNY, TSR and Welldone.  In addition, the Company’s claims against Chipsbank, Acer, Behavior, Dane-Elec, LG, PQI, USBest, Transcend, A-DATA, Apacer, Buffalo, and Synergistic have been dismissed without prejudice.  In light of these settlements and dismissals, Kingston is the only remaining defendant.

Kingston has answered the Company’s complaints by denying infringement and raising several affirmative defenses and related counterclaims.  These defenses and related counterclaims include, among others, lack of standing, unclean hands, non-infringement, invalidity, unenforceability for alleged patent misuse, express license, implied license, patent exhaustion, waiver, laches and estoppel.

Notes to Consolidated Financial Statements

The Court consolidated the ’605 and ’607 Actions and stayed these actions during the pendency of related proceedings before the U.S. International Trade Commission, which are now closed.  After lifting the stay, the Court set the trial to begin on February 28, 2011.  On September 22, 2010, the Court issued a Markman Order construing certain terms from the remaining patents.  In light of the Court’s Markman Order, the Company withdrew its allegations regarding the ’808 and ’893 patents.  On February 15, 2011, the Court issued a Summary Judgment Order that found that certain Kingston products with a Phison PS3006 controller contributorily infringed claims 20, 24, 28 and 30 of the ’424 Patent.  In doing so, the Court found that there were no substantial non-infringing uses for these Kingston products.  As part of the order, the Court also ruled that the majority of accused Kingston products (ones that did not contain the Phison PS3006 controller) did not infringe the asserted claims of the ’424 patent.  The Summary Judgment Order further found that none of the accused Kingston products infringed the asserted claims of the ’842 and ’316 patents.  The Summary Judgment Order also found that the Company had standing to sue Kingston on the ’842 and ’316 patents and that the Company was not entitled to damages for Kingston’s sales prior to October 2007.  The Company disagrees with various aspects of the Court’s rulings in the Summary Judgment Order.  On February 17, 2011, the Company and Kingston filed a stipulated dismissal with the Court, stating that rather than proceeding to trial against Kingston products containing the Phison PS3006 controller, which represented a small amount of damages, the Company agreed to dismiss its claim against the Kingston PS3006 product and Kingston agreed to dismiss its invalidity and/or enforceability counterclaims against the Company’s patents, thereby allowing either party to appeal.  Under the terms of the stipulated dismissal, if granted by the Court, the Company and Kingston have the right to re-file the dismissed claims if (a) an appellate court reverses, remands, or vacates, in whole or in part, the Court’s September 22, 2010 Claim Construction Order, or the Court’s February 15, 2010 Summary Judgment, and (b) the case is returned to the Wisconsin District Court for further proceedings.  The stipulation for dismissal does not prejudice either the Company or Kingston’s right to appeal this matter in whole or in part.

Federal Civil Antitrust Class Actions.  Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints.  On February 7, 2008, all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086.  Plaintiffs alleged the Company and a number of other manufacturers of flash memory and flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws and sought an injunction, damages, restitution, fees, costs, and disgorgement of profits.  The direct purchaser lawsuit was recently dismissed with prejudice.  On March 31, 2010, the Court denied the indirect purchaser plaintiffs’ class certification motion, and denied plaintiffs’ motion for leave to amend the Consolidated Amended Complaint to substitute certain class representatives.  Indirect purchaser plaintiffs have moved for leave to file a motion for reconsideration of that decision.

Patent Infringement Litigation Initiated by SanDisk.  On May 4, 2010, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against Kingston and Imation.  The Company has since dismissed its claims against Imation in light of a confidential settlement agreement between the parties.  In this action, Case No. 3:10-cv-00243, the Company asserts U.S. Patent No. 7,397,713; U.S. Patent No. 7,492,660; U.S. Patent No. 7,657,702; U.S. Patent No. 7,532,511; U.S. Patent No. 7,646,666; U.S. Patent No. 7,646,667; and U.S. Patent No. 6,968,421.  The Company seeks damages and injunctive relief.  Kingston has answered the complaint denying infringement and raising several affirmative defenses and related counterclaims.  These defenses and related counterclaims include, among others, non-infringement, invalidity, implied license, express license, unenforceability for alleged patent misuse, lack of standing, and bad faith litigation.  Kingston also asserted antitrust counterclaims against the Company alleging monopolization, attempted monopolization, and agreement in restraint of trade, all under the Sherman Act.  Kingston also asserted state law unfair competition counterclaims.  The Company has answered Kingston’s counterclaims.  On August 3, 2010, the Court issued a scheduling order setting the claim construction hearing for January 14, 2011, requiring that dispositive motions be filed by May 9, 2011 and that a trial commence on November 7, 2011.  The Court has consolidated discovery in this action with the other Wisconsin case described above.

Notes to Consolidated Financial Statements

Ritz Camera Federal Antitrust Class Action.  On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the United States District Court for the Northern District of California, alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products.  The lawsuit, Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, Case No. 5:10-cv-02787-HRL, purports to be on behalf of purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present.  The Complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use.  On October 1, 2010, the Company filed a motion to dismiss Ritz's claims. The court stayed discovery pending a ruling on the motion and set a further case management conference for February 11, 2011.  At the February 11, 2011 hearing the Court said it would issue a ruling on the Company’s motion to dismiss by February 18, 2011; however, the Court has not yet issued its ruling.

Samsung Federal Antitrust Action Against Panasonic and SD-3C.  On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed this action in the United States District Court for the Northern District of California, Case No. CV 10 3098 (ND Cal.), alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively “Panasonic”) and SD-3C, LLC (“SD-3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws.  Such claims are based on, inter alia, alleged conduct related to the licensing practices and operations of SD-3C.  The complaint further seeks a declaration that Panasonic and SD-3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable.  The Company is not named as a defendant in this case, but it established SD-3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning the Company.  Defendants filed a motion to dismiss on September 24, 2010, and thereafter plaintiff filed an amended complaint on October 14, 2010.  The First Amended Complaint is also based on alleged conduct related to the licensing practices and operations of the SD-3C, and contains the same claims as the original complaint.  On December 1, 2010, the Panasonic defendants and SD-3C filed a motion to dismiss the First Amended Complaint.  Samsung filed its opposition to that motion on February 15, 2011, and the defendants' reply is due on March 8, 2011.  The hearing on the motion to dismiss is scheduled for April 8, 2011.

Patent Infringement Litigation Initiated by SanDisk.  On August 17, 2010, in response to infringement allegations by Shea Integration Solutions Corp. (“Shea”), the Company filed a lawsuit against Shea in the United States District Court for the Northern California.  The complaint seeks a declaration that the Company does not infringe United States Patent No. 7,069,447 (the “’447 patent”) allegedly owned by Shea, declarations of invalidity and unenforceability of the ’447 patent, and it includes state law counterclaims seeking damages for unfair competition and business interference based on the infringement allegations made by Shea to certain of the Company’s customers.  Shea filed an answer to the complaint on October 7, 2010, denying the Company’s material allegations and asserting a counterclaim for patent infringement.  The Company filed an answer to Shea’s counterclaims on November 1, 2010, denying Shea’s material allegations.  The Company filed a motion for summary judgment of noninfringement on February 8, 2011, which is scheduled to be heard on May 10, 2011.  The case management conference was also rescheduled for May, 10, 2011.

IP Litigation Against SanDisk:  On November 12, 2010, Main Hastings, LLC (“Main Hastings”) filed a patent false marking case in the Eastern District of Texas, alleging that the Company sold and advertised the Company’s G3 and G4 Solid State Drive lines of products with expired patent numbers, in violation of 35 U.S.C. § 292.  The complaint alleges that the Company intended to deceive the public by advertising or stating in related product literature that these products were patented, and seeks damages for each alleged violation.  Counsel for Main Hastings has agreed to an extension of time (until March 11, 2011) for the Company to answer or otherwise respond to the complaint.

Bankruptcy Court Proceedings of Circuit City Stores, Inc.  On November 10, 2008, Circuit City Stores, Inc. and its affiliated entities (the “Debtors”) filed petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”).  The Company has filed claims against the Debtors to recover amounts owed to the Company for products that the Company sold to the Debtors prior to the commencement of the Debtors’ bankruptcy case as well as for products sold to the Debtors after the commencement of the Debtors’ bankruptcy case.  On November 4, 2010, Alfred H. Siegel, as trustee of Circuit City Stores, Inc. Liquidating Trust (the “Trustee”), filed a lawsuit against the Company in the Bankruptcy Court.  The Trustee seeks to recover based on alleged claims for alleged preferential transfers that occurred during the 90 day period prior the commencement of the Debtors’ bankruptcy case, breach of contract and turnover of amounts allegedly owing to the Debtors by the Company.  The Company filed an answer to the Trustee’s complaint on January 31, 2011.

Notes to Consolidated Financial Statements

Note 16: Supplementary Financial Data (Unaudited)

	Fiscal Quarters Ended
	April 4, 2010(1)	July 4, 2010(1)	October 3, 2010(1)	January 2, 2011(1)
	(In thousands, except per share data)
2010
Revenues
Product	$993,195	$1,091,315	$1,137,593	$1,240,827
License and royalty	93,468	87,753	96,080	86,576
Total revenues	1,086,663	1,179,068	1,233,673	1,327,403
Gross profit	500,178	546,382	639,245	576,285
Operating income	314,008	358,799	431,724	357,043
Net income	$234,691	$257,894	$322,092	$485,465
Net income per share
Basic(3)	$1.02	$1.11	$1.38	$2.06
Diluted(3)	$0.99	$1.08	$1.34	$2.01

	Fiscal Quarters Ended
	March 29, 2009(2)	June 28, 2009(2)	September 27, 2009(2)	January 3, 2010 (2)(4)
	(In thousands, except per share data)
2009
Revenues
Product	$588,099	$610,432	$813,811	$1,141,972
License and royalty	71,372	120,141	121,360	99,619
Total revenues	659,471	730,573	935,171	1,241,591
Gross profit (loss)	(1,139)	248,997	436,270	600,498
Operating income (loss)	(165,335)	68,442	239,953	376,330
Net income (loss)	$(207,995)	$52,507	$231,293	$339,505
Net income (loss) per share
Basic(3)	$(0.92)	$0.23	$1.02	$1.49
Diluted(3)	$(0.92)	$0.23	$0.99	$1.45

(1)    Includes the following charges related to share-based compensation, amortization of acquisition-related intangible assets, amortization of convertible debt interest discount and a power outage experienced in Fab 3 and Fab 4.  Share-based compensation in the third and fourth quarters of fiscal year 2010 includes $17.3 million additional expense due to modification of stock awards of the Company’s former Chief Executive Officer.  Also included is a gain related to the sale of net assets of the Company’s mobile phone SIM card business in the first quarter of fiscal year 2010.

	Fiscal Quarters Ended
	April 4, 2010	July 4, 2010	October 3, 2010	January 2, 2011
	(In thousands)
Share-based compensation	$(16,870)	$(14,977)	$(20,944)	$(24,799)
Amortization of acquisition-related intangible assets	(3,424)	(3,423)	(4,221)	(3,133)
Amortization of convertible debt interest discount	(14,215)	(14,501)	(18,361)	(23,280)
Charge related to power outage	—	—	—	(17,752)
Gain on sale of net assets of mobile phone SIM card business	13,192	—	—	—

Notes to Consolidated Financial Statements

(2)    Includes the following charges related to share-based compensation, amortization of acquisition-related intangible assets and amortization of convertible debt interest discount.  Share-based compensation includes a one-time cumulative adjustment to increase share-based compensation of $16.2 million in the fourth quarter due to the way in which the Company’s third-party software application incorrectly accounted for estimated forfeitures in share-based compensation calculations.

	Fiscal Quarters Ended
	March 29, 2009	June 28, 2009	September 27, 2009	January 3, 2010
	(In thousands)
Share-based compensation	$(16,330)	$(22,354)	$(19,372)	$(37,504)
Amortization of acquisition-related intangible assets	(3,424)	(3,424)	(3,424)	(3,424)
Amortization of convertible debt interest discount	(13,220)	(13,452)	(13,704)	(15,252)

(3)    Quarterly earnings per share figures may not total to yearly earnings per share, due to rounding and fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option strike prices.

(4)    The fourth quarter of fiscal year 2009 consisted of 14 weeks.  All other quarters presented are 13 weeks.

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

Dated: February 23, 2011

POWER OF ATTORNEY

KNOW ALL PEOPLE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Sanjay Mehrotra and Judy Bruner, jointly and severally, his or her attorneys in fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Sanjay Mehrotra	President and Chief Executive Officer and Director	February 23, 2011
	(Sanjay Mehrotra)	(Principal Executive Officer)

By:	/s/ Judy Bruner	Executive Vice President, Administration and Chief Financial Officer	February 23, 2011
	(Judy Bruner)	(Principal Financial and Accounting Officer)

By:	/s/ Michael E. Marks	Chairman of the Board	February 14, 2011
(Michael E. Marks)

By:	/s/ Irwin Federman	Vice Chairman of the Board and	February 22, 2011
	(Irwin Federman)	Lead Independent Director

By:	/s/ Kevin DeNuccio	Director	February 22, 2011
(Kevin DeNuccio)

By:	/s/ Steven J. Gomo	Director	February 17, 2011
(Steven J. Gomo)

By:	/s/ Eddy W. Hartenstein	Director	February 14, 2011
(Eddy W. Hartenstein)

By:	/s/ Chenming Hu	Director	February 22, 2011
(Dr. Chenming Hu)

By:	/s/ Catherine P. Lego	Director	February 18, 2011
(Catherine P. Lego)

By:	/s/ James D. Meindl	Director	February 14, 2011
(James D. Meindl)

S - 1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation of the Registrant.(1)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(2)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(3)
3.4	Certificate of Amendment to the Amended Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(4)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.(5)
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(6)
3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(7)
3.8	Amended and Restated Bylaws of SanDisk Corporation dated July 21, 2010.(8)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(9)
4.3	Amendment No. 1 to Rights Agreement by and between the Registrant and Computershare Trust Company, Inc., dated as of November 6, 2006.(10)
4.4	SanDisk Corporation Form of Indenture (including notes).(11)
4.5	Indenture (including form of Notes) with respect to the Registrant’s 1.00% Convertible Senior Notes due 2013 dated as of May 15, 2006 by and between the Registrant and The Bank of New York.(12)
4.6
Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017 dated as of August 25, 2010 by and between the Registrant and The Bank of New York Mellon, N.A. (13)

10.1	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(1)
10.2	SanDisk Corporation 1995 Stock Option Plan, as Amended and Restated January 2, 2002.(14), (*)
10.3	SanDisk Corporation 1995 Non-Employee Directors Stock Option Plan, as Amended and Restated as of January 2, 2004.(15), (*)
10.4
Registration Rights Agreement, dated as of January 18, 2001, by and between the Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation.(16)

10.5	Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among the Registrant, The Israel Corporation, Alliance Semiconductor Ltd. and Macronix International Co., Ltd.(17)
10.6
Agreement, dated as of September 28, 2006, by and among the Registrant, Bank Leumi Le Israel B.M., a banking corporation organized under the laws of the State of Israel, The Israel Corporation Ltd., Alliance Semiconductor Corporation and Macronix International Co. Ltd.(18)

10.7
Agreement, dated as of September 28, 2006, by and among the Registrant, Bank Hapoalim B.M., a banking corporation organized under the laws of the State of Israel, The Israel Corporation Ltd., Alliance Semiconductor Corporation and Macronix International Co. Ltd.(19)

10.8
Amendment No. 3 to Payment Schedule of Series A-5 Additional Purchase Obligations, Waiver of Series A-5 Conditions, Conversion of Series A-4 Wafer Credits and Other Provisions, dated as of November 11, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(20)

10.9	New Master Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(21), (+)
10.10	Amendment to New Master Agreement, dated and effective as of August 13, 2002 by and between the Registrant and Toshiba Corporation.(22), (+)
10.11	New Operating Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(23), (+)
10.12	Indemnification and Reimbursement Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(24), (+)
10.13	Amendment to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(25)
10.14	Amendment No. 2 to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(26)
10.15	Form of Amended and Restated Change of Control Benefits Agreement entered into by and between the Registrant and its named executive officers.(27), (*)
10.16	Form of Option Agreement Amendment.(28), (*)
10.17	Flash Partners Master Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.(29), (+)
10.18	Operating Agreement of Flash Partners Ltd., dated as of September 10, 2004, by and between SanDisk International Limited and Toshiba Corporation.(30), (+)
10.19	Mutual Contribution and Environmental Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.(31), (+)
10.20	Patent Indemnification Agreement, dated as of September 10, 2004 by and among the Registrant and the other parties thereto.(32), (+)
10.21	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among the Registrant, Toshiba Corporation and SanDisk (Ireland) Limited.(33), (+)
10.22	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.(34), (+)
10.23	Flash Alliance Mutual Contribution and Environmental Indemnification Agreement, dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.(35), (+)
10.24	Patent Indemnification Agreement, dated as of July 7, 2006, by and among the Registrant and the other parties thereto.(36), (+)
10.25	Master Lease Agreement, dated as of December 24, 2004, by and among Mitsui Leasing & Development, Ltd., IBJ Leasing Co., Ltd., and Sumisho Lease Co., Ltd. and Flash Partners Ltd.(37), (+)
10.26
Master Lease Agreement, dated as of September 22, 2006, by and among Flash Partners Limited Company, SMBC Leasing Company, Limited, Toshiba Finance Corporation, Sumisho Lease Co., Ltd., Fuyo General Lease Co., Ltd., Tokyo Leasing Co., Ltd., STB Leasing Co., Ltd. and IBJ Leasing Co., Ltd.(38), (+)

10.27	Flash Forward Master Agreement, dated as of July 13, 2010 by and among Toshiba Corporation, Registrant and SanDisk Flash B.V.(39)(+)
10.28	Transition Agreement, dated as of July 13, 2010 by and among Toshiba Corporation, Registrant and SanDisk Flash B.V. (40)(+)
10.29	Flash Forward Mutual Contribution and Environmental Indemnification Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, Registrant and SanDisk Flash B.V.(41)(+)
10.30	Patent Indemnification Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, Registrant and SanDisk Flash B.V.(42)(+)
10.31	Operating Agreement of Flash Forward, Ltd. by and between Toshiba Corporation and SanDisk Flash B.V.(43)(+)
10.32	Guarantee Agreement, dated as of December 24, 2004, by and between the Registrant and Mitsui Leasing & Development, Ltd.(44)
10.33	Guarantee Agreement, dated as of September 22, 2006, by and among the Registrant, SMBC Leasing Company, Limited and Toshiba Finance Corporation.(45)
10.34	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.(1)
10.35	Form of Amended and Restated Change of Control Benefits Agreement entered into by and between the Registrant and its Named Executive Officers other than the Registrant’s CEO.(46)
10.36	Agreement by and between Registrant and Eli Harari dated as of July 30, 2010. (47), (*)
10.37	Amendment, dated November 23, 2010, to the Agreement by and between Registrant and Eli Harari dated as of July 30, 2010(*), (**)
10.38	Sanjay Mehrotra Offer Letter effective as of January 1, 2011(48), (*)
10.39	Change of Control Executive Benefits Agreement by and between Registrant and Sanjay Mehrotra effective as of January 1, 2011(49), (*)
10.40	Executive Severance Agreement by and between Registrant and Sanjay Mehrotra effective as of January 1, 2011(*), (50).
10.41	Amended and Restated SanDisk Corporation 2005 Incentive Plan.(51), (*)
10.42	SanDisk Corporation Form of Notice of Grant of Stock Option.(52), (*)
10.43	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant).(53), (*)
10.44	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant).(54), (*)
10.45	SanDisk Corporation Form of Stock Option Agreement.(55), (*)
10.46	SanDisk Corporation Form of Automatic Stock Option Agreement.(56), (*)
10.47	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement.(57), (*)
10.48	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement (Director Grant).(58), (*)
10.49	SanDisk Corporation Form of Restricted Stock Award Agreement.(59), (*)
10.50	SanDisk Corporation Form of Restricted Stock Award Agreement (Director Grant).(60), (*)
10.51	SanDisk Corporation Form of Performance Stock Unit Issuance Agreement.(61), (*)
10.52	Guarantee Agreement between the Registrant, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd., and Toshiba Finance Corporation.(62)
10.53	Guarantee Agreement, dated as of June 20, 2006, by and between the Registrant, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Toshiba Finance Corporation.(63)
10.54	Basic Lease Contract, dated December 16, 2005, by and between Flash Partners Yugen Kaisha, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd., and Toshiba Finance Corporation.(64), (+)
10.55	Basic Lease Contract, dated as of June 20, 2006, by and between Flash Partners Yugen Kaisha, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Toshiba Finance Corporation.(65), (+)
10.56	Sublease (Building 3), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(66)
10.57	Sublease (Building 4), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(67)
10.58	Sublease (Building 5), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(68)
10.59	Sublease (Building 6), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(69)
10.60	Confidential Separation Agreement and General Release of Claims.(70)
10.61	3D Collaboration Agreement.(71), (+)
10.62
Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited, and Flash Alliance Limited.(72)(+)

10.63
Equipment Purchase Agreement, dated as of January 29, 2009, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited, and Flash Alliance Limited.(73)(+)

12.1	Computation of ratio of earnings to fixed charges.(**)
21.1	Subsidiaries of the Registrant.(**)
23.1	Consent of Independent Registered Public Accounting Firm.(**)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(**)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(**)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(***)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(***)

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
+
Pursuant to a request for confidential treatment, certain portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act.

1.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).
2.	Previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 (No. 000-26734).
3.	Previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 5, 2002 (No. 333-85686).
4.	Previously filed as Exhibit 3.1 to the Registrant’s Form 8-K dated June 1, 2006 (No. 000-26734).
5.	Previously filed as Exhibit 3.1 to the Registrant’s Form 8-K dated May 28, 2009 (No. 000-26734).
6.	Previously filed as Exhibit 3.5 to the Registrant’s Form 8-K/A dated April 18, 1997 (No. 000-26734).
7.	Previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003 (No. 000-26734).
8.	Previously filed as Exhibit 3.1 to the Registrant’s Form 8-K dated July 21, 2010 (No. 000-26734).
9.	Previously filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003 (No. 000-26734).
10.	Previously filed as Exhibit 4.2 to the Registrant’s Form 8-A/A dated November 8, 2006 (No. 000-26734).
11.	Previously filed as Exhibit 4.1 to the Registrant’s Form 8-K dated May 9, 2006 (No. 000-26734).
12.	Previously filed as Exhibit 4.1 to the Registrant’s Form 8-K dated May 15, 2006 (No. 000-26734).
13.	Previously filed as Exhibit 4.1 to the Registrant’s Form 8-K dated August 18, 2010 (No. 000-26734).
14.	Previously filed as Exhibit 99.1 to the Registrant’s Form S-8 dated April 1, 2002.
15.	Previously filed as Exhibit 99.4 to the Registrant’s Form S-8 dated April 1, 2002.
16.	Previously filed as Exhibit 3 to the Registrant’s Schedule 13(d) dated February 1, 2001.
17.	Previously filed as Exhibit 4 to the Registrant’s Schedule 13(d) dated February 1, 2001.
18.	Previously filed as Exhibit 6 to the Registrant’s Schedule 13(d)/A dated October 11, 2006.
19.	Previously filed as Exhibit 7 to the Registrant’s Schedule 13(d)/A dated October 11, 2006.
20.	Previously filed as Exhibit 10.37 to the Registrant’s Form 10-K for the year ended December 28, 2003 (No. 000-26734).
21.	Previously filed as Exhibit 10.30 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (No. 000-26734).
22.	Previously filed as Exhibit 10.36 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 (No. 000-26734).
23.	Previously filed as Exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (No. 000-26734).
24.	Previously filed as Exhibit 10.34 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (No. 000-26734).
25.	Previously filed as Exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (No. 000-26734).
26.	Previously filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended July 2, 2006 (No. 000-26734).
27.	Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K dated November 12, 2008 (No. 000-26734).
28.	Previously filed as Exhibit 10.2 to the Registrant’s Form 8-K dated November 12, 2008 (No. 000-26734).
29.	Previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 26, 2004 (No. 000-26734).
30.	Previously filed as Exhibit 10.2 the Registrant’s Form 10-Q for the quarter ended September 26, 2004 (No. 000-26734).
31.	Previously filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 26, 2004 (No. 000-26734).
32.	Previously filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 26, 2004 (No. 000-26734).
33.	Previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended October 1, 2006 (No. 000-26734).
34.	Previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended October 1, 2006 (No. 000-26734).
35.	Previously filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended October 1, 2006 (No. 000-26734).
36.	Previously filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended October 1, 2006 (No. 000-26734).
37.	Previously filed as Exhibit 10.36 to the Registrant’s Form 10-K for the year ended January 2, 2005 (No. 000-26734).
38.	Previously filed as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended October 1, 2006 (No. 000-26734).
39.	Previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended October 3, 2010 (No. 000-26734).
40.	Previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended October 3, 2010 (No. 000-26734).
41.	Previously filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended October 3, 2010 (No. 000-26734).
42.	Previously filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended October 3, 2010 (No. 000-26734).
43.	Previously filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended October 3, 2010 (No. 000-26734).
44.	Previously filed as Exhibit 10.37 to the Registrant’s Form 10-Q for the quarter ended January 2, 2005 (No. 000-26734).
45.	Previously filed as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended October 1, 2006 (No. 000-26734).
46.	Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K dated October 7, 2010 (No. 000-26734).
47.	Previously filed as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended October 3, 2010 (No. 000-26734).
48.	Previously filed as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended October 3, 2010 (No. 000-26734).
49.	Previously filed as Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended October 3, 2010 (No. 000-26734).
50.	Previously filed as Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended October 3, 2010 (No. 000-26734).
51.	Previously filed as Annex B to the Company’s Proxy Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on April 15, 2009 (Commission File No. 000-26734).
52.	Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2005 (No. 000-26734).
53.	Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 3, 2005 (No. 000-26734).
54.	Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 3, 2005 (No. 000-26734).
55.	Previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 3, 2005 (No. 000-26734).
56.	Previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated June 3, 2005 (No. 000-26734).
57.	Previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 30, 2008 (No. 000-26734).
58.	Previously filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated June 3, 2005 (No. 000-26734).
59.	Previously filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated June 3, 2005 (No. 000-26734).
60.	Previously filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated June 3, 2005 (No. 000-26734).
61.	Previously filed as Exhibit 10.40 to the Registrant’s Form 10-K for the year ended December 28, 2008 (No. 000-26734).
62.	Previously filed as Exhibit 10.46 to the Registrant’s Form 10-K for the year ended January 1, 2006 (No. 000-26734).
63.	Previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended July 2, 2006 (No. 000-26734).
64.	Previously filed as Exhibit 10.47 to the Registrant’s Form 10-K for the year ended January 1, 2006 (No. 000-26734).
65.	Previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended July 2, 2006 (No. 000-26734).
66.	Previously filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended July 2, 2006 (No. 000-26734).
67.	Previously filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended July 2, 2006 (No. 000-26734).
68.	Previously filed as Exhibit 10.64 to the Registrant’s Form 10-K for the year ended December 31, 2006 (No. 000-26734).
69.	Previously filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended July 2, 2006 (No. 000-26734).
70.	Previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 30, 2008 (No. 000-26734).
71.	Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 3, 2005 (No. 000-26734).
72.	Previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended July 2, 2006 (No. 000-26734).
73.	Previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended July 2, 2006 (No. 000-26734).

E - 1