Form 10-Q
period 2011-04-03
SANDISK CORP
filed 2011-05-11
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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
Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Number of shares outstanding of the issuer’s common stock $0.001 par value, as of April 3, 2011: 238,319,651.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 3, 2011	January 2, 2011
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$974,450	$829,149
Short-term marketable securities	1,998,204	2,018,565
Accounts receivable from product revenues, net	239,065	367,784
Inventory	493,408	509,585
Deferred taxes	103,207	104,582
Other current assets	127,506	203,027
Total current assets	3,935,840	4,032,692
Long-term marketable securities	2,534,050	2,494,972
Property and equipment, net	269,184	266,721
Notes receivable and investments in flash ventures with Toshiba	1,801,852	1,733,491
Deferred taxes	145,671	149,486
Intangible assets, net	129,466	37,404
Other non-current assets	92,010	61,944
Total assets	$8,908,073	$8,776,710

LIABILITIES
Current liabilities
Accounts payable trade	$136,850	$173,259
Accounts payable to related parties	211,248	241,744
Other current accrued liabilities	253,353	284,709
Deferred income on shipments to distributors and retailers and deferred revenue	224,343	260,395
Total current liabilities	825,794	960,107
Convertible long-term debt	1,734,890	1,711,032
Non-current liabilities	357,493	326,176
Total liabilities	2,918,177	2,997,315

Commitments and contingencies (see Note 12)

EQUITY
Stockholders’ equity
Preferred stock	—	—
Common stock	238	237
Capital in excess of par value	4,771,405	4,709,506
Retained earnings	1,036,777	812,653
Accumulated other comprehensive income	184,793	260,228
Total stockholders’ equity	5,993,213	5,782,624
Non-controlling interests	(3,317)	(3,229)
Total equity	5,989,896	5,779,395
Total liabilities and equity	$8,908,073	$8,776,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	April 3, 2011	April 4, 2010
	(In thousands, except per share amounts)
Revenues
Product	$1,210,247	$993,195
License and royalty	83,953	93,468
Total revenues	1,294,200	1,086,663

Cost of product revenues	737,492	583,353
Amortization of acquisition-related intangible assets	5,116	3,132
Total cost of product revenues	742,608	586,485
Gross profit	551,592	500,178
Operating expenses
Research and development	119,542	98,653
Sales and marketing	47,457	48,501
General and administrative	35,299	38,724
Amortization of acquisition-related intangible assets	—	292
Total operating expenses	202,298	186,170
Operating income	349,294	314,008
Interest income	15,461	12,400
Interest (expense) and other income (expense), net	(33,827)	(3,414)
Total other income (expense)	(18,366)	8,986
Income before income taxes	330,928	322,994
Provision for income taxes	106,804	88,303
Net income	$224,124	$234,691

Net income per share:
Basic	$0.94	$1.02
Diluted	$0.92	$0.99
Shares used in computing net income per share:
Basic	237,473	229,300
Diluted	243,404	236,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	April 3, 2011	April 4, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$224,124	$234,691
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	6,174	(60,622)
Depreciation	29,775	35,065
Amortization	32,839	20,151
Provision for doubtful accounts	(2,745)	(1,622)
Share-based compensation expense	14,591	16,870
Excess tax benefit from share-based compensation	(6,412)	(2,167)
Impairment, restructuring and other	(13,177)	(20,323)
Other non-operating	20,448	9,265
Changes in operating assets and liabilities:
Accounts receivable from product revenues	131,464	(106)
Inventory	16,379	26,488
Other assets	(23,749)	88,250
Accounts payable trade	(36,309)	(38,908)
Accounts payable to related parties	(30,496)	(39,043)
Other liabilities	35,733	60,290
Total adjustments	174,515	93,588
Net cash provided by operating activities	398,639	328,279

Cash flows from investing activities:
Purchases of short and long-term marketable securities	(637,501)	(611,413)
Proceeds from sales of short and long-term marketable securities	497,603	217,277
Proceeds from maturities of short and long-term marketable securities	117,240	43,720
Acquisition of property and equipment	(33,745)	(14,928)
Proceeds from sale of assets	—	17,767
Distribution from FlashVision Ltd.	—	122
Investment in Flash Forward Ltd.	(61)	—
Notes receivable issuance, Flash Partners Ltd. and Flash Alliance Ltd.	(213,951)	—
Notes receivable proceeds, Flash Partners Ltd. and Flash Alliance Ltd.	85,096	—
Purchased technology and other assets	(115,000)	(1,982)
Net cash used in investing activities	(300,319)	(349,437)

Cash flows from financing activities:
Proceeds from employee stock programs	42,148	17,955
Repayment of debt financing	—	(75,000)
Excess tax benefit from share-based compensation	6,412	2,167
Net cash provided by (used in) financing activities	48,560	(54,878)

Effect of changes in foreign currency exchange rates on cash	(1,579)	(1,817)
Net increase (decrease) in cash and cash equivalents	145,301	(77,853)
Cash and cash equivalents at beginning of the period	829,149	1,100,364
Cash and cash equivalents at end of the period	$974,450	$1,022,511

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of April 3, 2011, the Condensed Consolidated Statements of Operations for the three months ended April 3, 2011 and April 4, 2010, and the Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2011 and April 4, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K filed with the SEC on February 23, 2011.  The results of operations for the three months ended April 3, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Presentation.  The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters consist of 13 weeks and generally end on the Sunday closest to March 31, June 30, and September 30, respectively.  The first quarters of fiscal years 2011 and 2010 ended on April 3, 2011 and April 4, 2010, respectively.  For accounting and disclosure purposes, the exchange rates at April 3, 2011 and April 4, 2010 of 84.57 and 94.60, respectively, were used to convert Japanese yen to U.S. dollar.  Certain prior period amounts have been reclassified in the footnotes to conform to the current period presentation, including line items within comprehensive income.

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

Use of Estimates.  The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  The estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, intellectual property claims, product returns, allowance for doubtful accounts, inventories, marketable securities and investments, impairments of long-lived assets, income taxes, warranty obligations, restructuring, contingencies, share-based compensation and litigation.  The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources.  Actual results could materially differ from these estimates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Investments and Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2011 were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$706,455	$706,455	$—	$—
Fixed income securities	4,453,085	24,974	4,428,111	—
Equity securities	90,116	90,116	—	—
Derivative assets	2,435	—	2,435	—
Other	4,555	—	4,555	—
Total financial assets	$5,256,646	$821,545	$4,435,101	$—

Derivative liabilities	$69,604	$—	$69,604	$—
Total financial liabilities	$69,604	$—	$69,604	$—

Financial assets and liabilities measured at fair value on a recurring basis as of January 2, 2011 were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$587,973	$587,973	$—	$—
Fixed income securities	4,448,837	30,803	4,418,034	—
Equity securities	90,425	90,425	—	—
Derivative assets	19,462	—	19,462	—
Other	4,379	—	4,379	—
Total financial assets	$5,151,076	$709,201	$4,441,875	$—

Derivative liabilities	$76,762	$—	$76,762	$—
Total financial liabilities	$76,762	$—	$76,762	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2011, were presented on the Condensed Consolidated Balance Sheets as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents(1)	$717,402	$708,456	$8,946	$—
Short-term marketable securities	1,998,204	110,456	1,887,748	—
Long-term marketable securities	2,534,050	2,633	2,531,417	—
Other current assets and other non-current assets	6,990	—	6,990	—
Total assets	$5,256,646	$821,545	$4,435,101	$—

Other current accrued liabilities	$38,251	$—	$38,251	$—
Non-current liabilities	31,353	—	31,353	—
Total liabilities	$69,604	$—	$69,604	$—

(1)	Cash equivalents exclude cash of $257.0 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of April 3, 2011.

Financial assets and liabilities measured at fair value on a recurring basis as of January 2, 2011, were presented on the Condensed Consolidated Balance Sheets as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents(1)	$613,698	$587,973	$25,725	$—
Short-term marketable securities	2,018,565	112,906	1,905,659	—
Long-term marketable securities	2,494,972	8,322	2,486,650	—
Other current assets and other non-current assets	23,841	—	23,841	—
Total assets	$5,151,076	$709,201	$4,441,875	$—

Other current accrued liabilities	$33,606	$—	$33,606	$—
Non-current liabilities	43,156	—	43,156	—
Total liabilities	$76,762	$—	$76,762	$—

(1)	Cash equivalents exclude cash of $215.5 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of January 2, 2011.

        As of April 3, 2011 and January 2, 2011, the Company had no financial assets or liabilities categorized as level 3.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of April 3, 2011, the Company did not elect the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments.  Available-for-sale investments as of April 3, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Fixed income securities:
U.S. Treasury and government agency securities	$30,076	$46	$(4)	$30,118
U.S. government-sponsored agency securities	7,353	13	—	7,366
Corporate notes and bonds	436,315	3,247	(283)	439,279
Asset-backed securities	8,129	32	—	8,161
Mortgage-backed securities	6,057	22	(4)	6,075
Municipal notes and bonds	3,962,035	9,445	(9,394)	3,962,086
	4,449,965	12,805	(9,685)	4,453,085
Equity investments	68,271	21,845	—	90,116
Total available-for-sale investments	$4,518,236	$34,650	$(9,685)	$4,543,201

Available-for-sale investments as of January 2, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Fixed income securities:
U.S. Treasury and government agency securities	$36,015	$53	$(33)	$36,035
U.S. government-sponsored agency securities	24,336	85	—	24,421
Corporate notes and bonds	401,182	2,689	(196)	403,675
Asset-backed securities	10,069	45	(5)	10,109
Mortgage-backed securities	6,500	35	—	6,535
Municipal notes and bonds	3,972,268	9,435	(13,641)	3,968,062
	4,450,370	12,342	(13,875)	4,448,837
Equity investments	68,525	21,900	—	90,425
Total available-for-sale investments	$4,518,895	$34,242	$(13,875)	$4,539,262

The fair value and gross unrealized losses on the available-for-sale securities that have been in an unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of April 3, 2011, are summarized in the following table.  Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury and government agency securities	$2,633	$(4)	$—	$—
Corporate notes and bonds	71,792	(278)	4,348	(5)
Mortgage-backed securities	3,991	(4)	—	—
Municipal notes and bonds	1,474,033	(9,394)	—	—
Total	$1,552,449	$(9,680)	$4,348	$(5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gross unrealized gains and losses related to publicly-traded equity investments are due to changes in market prices.  The Company has cash flow hedges designated to substantially mitigate risks, of both gains and losses, from certain of these equity investments, as discussed in Note 3, “Derivatives and Hedging Activities.”  The gross unrealized loss related to U.S. Treasury and government agency securities, corporate and municipal notes and bonds and mortgage-backed securities was primarily due to changes in interest rates.  The gross unrealized loss on all available-for-sale fixed income securities at April 3, 2011 was considered temporary in nature.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.  For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is more likely than not the Company will be required to sell the investments before the recovery of its amortized cost.

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities for the three months ended April 3, 2011 and April 4, 2010.

	Three months ended
	April 3, 2011	April 4, 2010
	(In thousands)
Gross realized gains	$3,025	$2,989
Gross realized (losses)	(130)	(6)

Fixed income securities by contractual maturity as of April 3, 2011 are shown below.  Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$1,916,530	$1,919,035
Due after one year through five years	2,533,435	2,534,050
Total	$4,449,965	$4,453,085

For certain of the Company’s financial instruments, including accounts receivable, short-term marketable securities and accounts payable, the carrying amounts approximate fair value due to their short maturities.  For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and the fair values, which are based on quoted market prices as of April 3, 2011 and January 2, 2011.

	April 3, 2011		January 2, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
1% Sr. Convertible Notes due 2013	$1,008,486	$1,128,438	$993,199	$1,118,375
1.5% Sr. Convertible Notes due 2017	726,404	1,127,650	717,833	1,132,500

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Derivatives and Hedging Activities

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

Cash Flow Hedges.  The Company uses a combination of forward contracts and options designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen.  The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring.  Any gain or loss after a hedge is no longer designated because it is no longer probable of occurring or it is related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income or expense immediately, and was a net loss of ($1.8) million and ($27) thousand for the three months ended April 3, 2011 and April 4, 2010, respectively.  As of April 3, 2011, the Company had forward contracts in place that hedged future purchases of approximately 51.7 billion Japanese yen, or approximately $612 million based upon the exchange rate as of April 3, 2011, and the net unrealized loss on the effective portion of these cash flow hedges was ($17.0) million.  The forward contracts cover a portion of the Company’s future Japanese yen purchases that are expected to occur during the remainder of fiscal year 2011.

The Company has an outstanding cash flow hedge designated to mitigate equity risk associated with certain available-for-sale investments in equity securities.  The gain or loss on the cash flow hedge is reported as a component of accumulated OCI and will be reclassified into other income (expense) in the same period that the equity securities are sold.  The securities had a fair value of $89.0 million and $86.5 million as of April 3, 2011 and January 2, 2011, respectively.  The cash flow hedge designated to mitigate equity risk of these securities had a fair value of ($8.3) million and ($6.9) million as of April 3, 2011 and January 2, 2011, respectively.

Other Derivatives.  Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities.  Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at April 3, 2011 with realized and unrealized gains and losses included in other income (expense).  As of April 3, 2011, the Company had foreign currency forward contracts hedging exposures in European euros, British pounds and Japanese yen.  Foreign currency forward contracts were outstanding to buy and (sell) U.S. dollar equivalent of approximately $209.3 million and ($77.5) million in foreign currencies, respectively, based upon the exchange rates at April 3, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company currently has two currency swap transactions with one counterparty to exchange Japanese yen for U.S. dollars for a combined notional amount of ($367.7) million, which requires the Company to maintain a minimum liquidity of $1.5 billion for one of the transactions and $1.0 billion for the other transaction, on or prior to, June 24, 2012 and $1.0 billion after June 24, 2012 for both transactions.  Liquidity is defined as the sum of the Company’s cash and cash equivalents and short and long-term marketable securities.  Should the Company fail to comply with this covenant, the Company may be required to settle the unrealized gain or loss on the foreign exchange contracts prior to the original maturity.  The Company was in compliance with these covenants as of April 3, 2011.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts.  Fair value of derivative contracts as of April 3, 2011 and January 2, 2011 were as follows:

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	April 3, 2011	January 2, 2011	April 3, 2011	January 2, 2011
	(In thousands)
Designated cash flow hedges
Foreign exchange contracts	$—	$14,193	$—	$—
	—	14,193	—	—
Foreign exchange contracts not designated	1,352	4,389	1,083	880
Total derivatives	$1,352	$18,582	$1,083	$880

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	April 3, 2011	January 2, 2011	April 3, 2011	January 2, 2011
	(In thousands)
Designated cash flow hedges
Foreign exchange contracts	$17,005	$728	$—	$—
Equity market risk contract	8,336	6,861	—	—
	25,341	7,589	—	—
Foreign exchange contracts not designated	12,910	26,017	31,353	43,156
Total derivatives	$38,251	$33,606	$31,353	$43,156

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges.  The impact of the effective portion of designated cash flow derivative contracts on the results of operations for the three months ended April 3, 2011 and April 4, 2010 was as follows:

	Three months ended
	Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from OCI to the Condensed Consolidated Statements of Operations
	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
	(In thousands)
Foreign exchange contracts	$(26,551)	$1,522	$2,694	$3,201
Equity market risk contract	(1,475)	(4,730)	—	—

Foreign exchange contracts designated as cash flow hedges relate primarily to wafer purchases in Japanese yen.  Gains and losses associated with foreign exchange contracts designated as cash flow hedges are expected to be recorded in cost of product revenues when reclassified out of accumulated OCI.  Gains and losses from the equity market risk contract are expected to be recorded in other income (expense) when reclassified out of accumulated OCI.  The Company expects to realize the accumulated OCI balance related to foreign exchange contracts and equity market risk contract within the next twelve months.

The impact of the ineffective portion and amount excluded from effectiveness testing on designated cash flow derivative contracts on the Company’s results of operations recognized in other income (expense) for the three months ended April 3, 2011 and April 4, 2010 were as follows:

	Three months ended
	April 3, 2011	April 4, 2010
	(In thousands)
Foreign exchange contracts	$(1,810)	$(27)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations.  The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) for the three months ended April 3, 2011 and April 4, 2010 were as follows:

	Three months ended
	April 3, 2011	April 4, 2010
	(In thousands)
Gain on foreign exchange contracts including forward point income	$9,660	$6,720
Loss from revaluation of foreign currency exposures hedged by foreign exchange contracts	(10,829)	(8,542)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Balance Sheet Information

Accounts Receivable from Product Revenues, net.  Accounts receivable from product revenues, net, as of April 3, 2011 and January 2, 2011 were as follows:

	April 3, 2011	January 2, 2011
	(In thousands)
Trade accounts receivable	$449,971	$621,822
Allowance for doubtful accounts	(5,585)	(8,416)
Price protection, promotions and other activities	(205,321)	(245,622)
Total accounts receivable from product revenues, net	$239,065	$367,784

Inventory.  Inventories as of April 3, 2011 and January 2, 2011 were as follows:

	April 3, 2011	January 2, 2011
	(In thousands)
Raw material	$316,177	$314,027
Work-in-process	48,133	48,889
Finished goods	129,098	146,669
Total inventory	$493,408	$509,585

Other Current Assets.  Other current assets as of April 3, 2011 and January 2, 2011 were as follows:

	April 3, 2011	January 2, 2011
	(In thousands)
Royalty and other receivables	$26,939	$45,075
Prepaid expenses	32,596	11,025
Tax-related receivables	66,618	128,346
Other current assets	1,353	18,581
Total other current assets	$127,506	$203,027

Notes Receivable and Investments in the Flash Ventures with Toshiba.  Notes receivable and investments in the flash ventures with Toshiba Corporation (“Toshiba”) as of April 3, 2011 and January 2, 2011 were as follows:

	April 3, 2011	January 2, 2011
	(In thousands)
Notes receivable, Flash Partners Ltd.	$472,981	$578,604
Notes receivable, Flash Alliance Ltd.	834,811	653,699
Investment in Flash Partners Ltd.	231,237	238,601
Investment in Flash Alliance Ltd.	262,773	262,587
Investment in Flash Forward Ltd.	50	—
Total notes receivable and investments in flash ventures with Toshiba	$1,801,852	$1,733,491

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity-method investments and the Company’s maximum loss exposure related to Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) are discussed further in Note 12, “Commitments, Contingencies and Guarantees – Flash Partners, Flash Alliance and Flash Forward” and Note 13, “Related Parties and Strategic Investments.”

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known.  Impairments, when required, are recorded in other income (expense).  The Company makes or will make long-term loans to Flash Ventures to fund new process technologies and additional wafer capacities.  The Company aggregates its Notes Receivable to Flash Ventures into one class of financing receivable due to the similar ownership interest in Flash Ventures and common structure.  For all reporting periods presented, no loans were past due and no loan impairments were recorded.

Other Current Accrued Liabilities.  Other current accrued liabilities as of April 3, 2011 and January 2, 2011 were as follows:

	April 3, 2011	January 2, 2011
	(In thousands)
Accrued payroll and related expenses	$86,428	$143,260
Derivative liabilities	38,251	33,606
Income taxes payable	13,775	9,751
Other accrued liabilities	114,899	98,092
Total other current accrued liabilities	$253,353	$284,709

Non-current liabilities.  Non-current liabilities as of April 3, 2011 and January 2, 2011 were as follows:

	April 3, 2011	January 2, 2011
	(In thousands)
Deferred tax liability	$32,198	$37,210
Income tax liabilities	200,318	200,579
Accrued restructuring	7,169	7,634
Other non-current liabilities	117,808	80,753
Total non-current liabilities	$357,493	$326,176

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Intangible Assets

Intangible Assets.  Intangible asset balances as of April 3, 2011 and January 2, 2011 are presented below:

	April 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Core technology	$79,800	$(61,997)	$17,803
Developed product technology	11,400	(8,740)	2,660
Acquisition-related intangible assets	91,200	(70,737)	20,463
Technology licenses and patents	131,340	(22,337)	109,003
Total	$222,540	$(93,074)	$129,466

	January 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Core technology	$79,800	$(57,546)	$22,254
Developed product technology	11,400	(8,075)	3,325
Acquisition-related intangible assets	91,200	(65,621)	25,579
Technology licenses and patents	31,340	(19,515)	11,825
Total	$122,540	$(85,136)	$37,404

Technology licenses and patents increased in the three months ended April 3, 2011 due to a technology license purchased from a third party.

The annual expected amortization expense of intangible assets as of April 3, 2011, is presented below:

	Estimated Amortization Expense
	Acquisition-Related Intangible Assets	Technology Licenses and Patents
	(In thousands)
Fiscal Year:
2011(remaining nine months)	$15,347	$18,464
2012	5,116	23,971
2013	—	22,671
2014	—	20,564
2015	—	20,000
2016	—	3,333
Total	$20,463	$109,003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Warranties

Liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets and the activity for the three months ended April 3, 2011 and April 4, 2010 was as follows:

	Three months ended
	April 3, 2011	April 4, 2010
	(In thousands)
Balance, beginning of period	$24,702	$25,909
Additions	559	21,272
Usage	(4,056)	(16,516)
Balance, end of period	$21,205	$30,665

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt as of April 3, 2011 and January 2, 2011:

	April 3, 2011	January 2, 2011
	(In millions)
1% Notes due 2013	$1,150.0	$1,150.0
Less: Unamortized interest discount	(141.5)	(156.8)
Net carrying amount of 1% Notes due 2013	1,008.5	993.2

1.5% Notes due 2017	1,000.0	1,000.0
Less: Unamortized interest discount	(273.6)	(282.2)
Net carrying amount of 1.5% Notes due 2017	726.4	717.8
Total convertible long-term debt	$1,734.9	$1,711.0

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

The Company separately accounts for the liability and equity components of the 1% Notes due 2013.  The principal amount of the liability component of $753.5 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature.  The carrying value of the equity component was $396.5 million, as of April 3, 2011, unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the discount on the liability component for the three months ended April 3, 2011 and April 4, 2010.

	Three months ended
	April 3, 2011	April 4, 2010
	(In millions)
Contractual interest coupon	$2.9	$2.9
Amortization of bond issuance costs	0.9	0.9
Amortization of bond discount	15.0	13.9
Total interest cost recognized	$18.8	$17.7

The effective interest rate on the liability component was 7.4% for the three months ended April 3, 2011 and April 4, 2010. The remaining unamortized interest discount of $141.5 million as of April 3, 2011 will be amortized over the remaining life of the 1% Notes due 2013, which is approximately 2.1 years.

Concurrent with the issuance of the 1% Notes due 2013, the Company sold warrants to acquire shares of its common stock at an exercise price of $95.03 per share.  As of April 3, 2011, the warrants had an expected life of approximately 2.4 years and expire in August 2013.  At expiration, the Company may, at its option, elect to settle the warrants on a net share basis.  As of April 3, 2011, the warrants had not been exercised and remain outstanding.  In addition, counterparties agreed to sell to the Company up to approximately 14.0 million shares of its common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share.  This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by it upon conversion of the 1% Notes due 2013.  As of April 3, 2011, the Company had not purchased any shares under this convertible bond hedge agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.5% Convertible Senior Notes Due 2017.  In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017 (the “1.5% Notes due 2017”) at par.  The 1.5% Notes due 2017 may be converted, under certain circumstances, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $52.37 per share).  The net proceeds to the Company from the sale of the 1.5% Notes due 2017 were $981.0 million.

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017.  The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature.  The carrying value of the equity component was $294.0 million as of April 3, 2011, unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the discount on the liability component for the three months ended April 3, 2011.

Three months ended
April 3, 2011
(In millions)
Contractual interest coupon	$3.8
Amortization of bond issuance costs	0.7
Amortization of bond discount	8.4
Total interest cost recognized	$12.9

The effective interest rate on the liability component was 6.85% for the three months ended April 3, 2011. The remaining unamortized interest discount of $273.6 million as of April 3, 2011 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 6.4 years.

Concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to acquire shares of its common stock at an exercise price of $73.33 per share.  As of April 3, 2011, the warrants had an expected life of approximately 6.7 years and expire over 40 different dates from November 13, 2017 through January 10, 2018.  At each expiration date, the Company may, at its option, elect to settle the warrants on a net share basis.  As of April 3, 2011, the warrants had not been exercised and remain outstanding.  In addition, counterparties agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share.  This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017.  As of April 3, 2011, the Company had not purchased any shares under this convertible bond hedge agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax, presented in the accompanying Condensed Consolidated Balance Sheets consists of the accumulated unrealized gains and losses on available-for-sale investments, including the Company’s investments in equity securities, as well as currency translation adjustments relating to local currency denominated subsidiaries and equity investees, and the accumulated unrealized gains and losses related to derivative instruments accounted for as cash flow hedges under hedge accounting as of April 3, 2011 and January 2, 2011.
	April 3, 2011	January 2, 2011
	(In thousands)
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$20,422	$17,505
Foreign currency translation	183,085	231,255
Hedging activities	(18,714)	11,468
Total accumulated other comprehensive income	$184,793	$260,228

Comprehensive income for the three months ended April 3, 2011 and April 4, 2010 is presented below:
	Three months ended
	April 3, 2011	April 4, 2010
	(In thousands)
Net income	$224,124	$234,691
Non-controlling interest	(88)	(513)
	224,036	234,178
Change in accumulated unrealized gain (loss) on:
Available-for-sale investments	2,917	1,413
Foreign currency translation	(48,170)	(18,198)
Hedging activities	(30,182)	(4,631)
Comprehensive income	$148,601	$212,762

Non-controlling interest is included in Other income (expense) in the Condensed Consolidated Statements of Operations.

The amount of income tax (benefit) expense allocated to the components of accumulated net unrealized gain (loss) for the three months ended April 3, 2011 and April 4, 2010 was as follows:

	Three months ended
	April 3, 2011	April 4, 2010
	(In thousands)
Available-for-sale investments	$1,677	$8,041
Foreign currency translation	(9,586)	(6,654)
Hedging activities	(538)	(1,778)
	$(8,447)	$(391)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Share-Based Compensation

Share-Based Plans.  The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employee service providers.  This program includes incentive and non-statutory stock option awards, stock appreciation right awards, restricted stock awards, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service.  These awards are granted under various plans, all of which are stockholder approved.  Stock option awards generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 12 quarters of continued service.  Restricted stock awards generally vest in equal annual installments over a 4-year period.  Initial grants to non-employee board members under the automatic grant program vest over a 4-year period and subsequent grants to non-employee board members vest over a 1-year period in accordance with the specific vesting provisions set forth in that program.  Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lower.

Valuation Assumptions.  The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares issued to employees for the three months ended April 3, 2011 and April 4, 2010 was estimated using the following weighted average assumptions.

	Three months ended
	April 3, 2011	April 4, 2010
Option Plan Shares
Dividend yield	None	None
Expected volatility	0.43	0.51
Risk free interest rate	1.72%	1.55%
Expected lives	4.3 years	3.7 years
Estimated annual forfeiture rate	7.32%	7.32%
Weighted average fair value at grant date	$17.94	$11.02

Employee Stock Purchase Plan Shares
Dividend yield	None	None
Expected volatility	0.43	0.59
Risk free interest rate	0.17%	0.18%
Expected lives	½ year	½ year
Weighted average fair value at purchase date	$13.79	$8.58

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Plan Activities

Stock Options and SARs.  A summary of stock option and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of April 3, 2011 and changes during the three months ended April 3, 2011, is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except exercise price and contractual term)
Options and SARs outstanding at January 2, 2011	20,393	$32.18	3.8	$393,996
Granted	2,254	49.18
Exercised	(1,385)	28.91		28,825
Forfeited	(144)	22.53
Expired	(84)	54.31
Options and SARs outstanding at April 3, 2011	21,034	34.19	3.9	296,840
Options and SARs vested and expected to vest after April 3, 2011, net of forfeitures	19,694	34.57	3.8	272,711
Options and SARs exercisable at April 3, 2011	13,677	36.07	3.0	178,711

At April 3, 2011, the total compensation cost related to options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $70.4 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.8 years.

Restricted Stock Units.  Restricted stock units (“RSUs”) are settled in shares of the Company’s common stock upon vesting on a one-for-one basis.  Typically, vesting of RSUs is subject to the employee’s continuing service to the Company.  The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the three months ended April 3, 2011 is presented below.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands, except for weighted average grant date fair value)
Non-vested share units at January 2, 2011	1,244	$28.64	$62,007
Granted	987	48.97
Vested	(326)	49.83	16,089
Forfeited	(25)	25.14
Non-vested share units at April 3, 2011	1,880	39.48	85,553

As of April 3, 2011, the Company had approximately $59.3 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 3.3 years.

Employee Stock Purchase Plan.  At April 3, 2011, there was approximately $3.5 million of total unrecognized compensation cost related to the Company’s ESPP that is expected to be recognized over a period of approximately 4.3 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense for the three months ended April 3, 2011 and April 4, 2010, respectively.

	Three months ended
	April 3, 2011	April 4, 2010
	(In thousands)
Share-based compensation expense by caption:
Cost of product revenues	$943	$2,458
Research and development	7,244	6,802
Sales and marketing	2,174	2,188
General and administrative	4,230	5,422
Total share-based compensation expense	14,591	16,870
Total tax benefit recognized	(4,383)	(4,778)
Decrease in net income	$10,208	$12,092

Share-based compensation expense by type of award:
Stock options and SARs	$8,683	$11,513
RSUs	3,839	3,666
ESPP	2,069	1,691
Total share-based compensation expense	$14,591	$16,870
Total tax benefit recognized	(4,383)	(4,778)
Decrease in net income	$10,208	$12,092

Share-based compensation expense of $1.1 million and $0.9 million related to manufacturing personnel was capitalized into inventory as of April 3, 2011 and January 2, 2011, respectively.

The total grant date fair value of options and RSUs vested during the three months ended April 3, 2011 and April 4, 2010 was as follows:

	Three months ended
	April 3, 2011	April 4, 2010
	(In thousands)
Fair value of options vested	$11,942	$16,149
Fair value of RSUs vested	9,117	8,239
Total fair value of options and RSUs vested	$21,059	$24,388

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Provision for Income Taxes

The following tables presents the provision for income taxes and the effective tax rate for the three months ended April 3, 2011 and April 4, 2010.

	Three months ended
	April 3, 2011	April 4, 2010
	(In thousands, except percentages)
Provision for income taxes	$106,804	$88,303
Effective tax rate	32.3%	27.3%

The provision for income taxes for the three months ended April 3, 2011 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, tax-exempt interest income and benefit from federal and California R&D credits.  The provision for income taxes for the three months ended April 4, 2010 is lower compared to the same period in fiscal year 2011 due to the inclusion of benefits from release of the U.S. valuation allowance.  As of April 3, 2011, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for loss carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $171.8 million and $172.1 million as of April 3, 2011 and January 2, 2011, respectively.  Unrecognized tax benefits that would impact the effective tax rate in the future are approximately $71.3 million at April 3, 2011.  Income tax expense in the first quarter of fiscal year 2011 included interest and penalties of $0.6 million.

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions.  In October 2009, the Internal Revenue Service commenced an examination of the Company’s federal income tax returns for fiscal years 2005 through 2008.  The Company does not expect a complete resolution to be reached during the next twelve months.  In addition, the Company is currently under audit by various state and international tax authorities.  The Company cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not have a material effect on its financial position, results of operations or liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the three months ended April 3, 2011 and April 4, 2010.

	Three months ended
	April 3, 2011	April 4, 2010
	(In thousands, except per share amounts)
Numerator for basic net income per share:
Net income	$224,124	$234,691
Denominator for basic net income per share:
Weighted average common shares outstanding	237,473	229,300
Basic net income per share	$0.94	$1.02

Numerator for diluted net income per share:
Net income	$224,124	$234,691
Interest on the 1% Notes due 2035, net of tax	—	98
Net income for diluted net income per share	$224,124	$234,789
Denominator for diluted net income per share:
Weighted average common shares	237,473	229,300
Incremental common shares attributable to exercise of outstanding employee stock options and SARs (assuming proceeds would be used to purchase common stock), and RSUs	5,931	6,014
Effect of dilutive 1% Notes due 2035	—	1,570
Shares used in computing diluted net income per share	243,404	236,884
Diluted net income per share	$0.92	$0.99

Anti-dilutive shares excluded from net income per share calculation	71,807	40,041

Basic earnings per share excludes any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt.  Diluted earnings per share includes the dilutive effects of stock options, SARs and RSUs.  In addition, diluted earnings per share for the three months ended April 4, 2010 includes the dilutive effect of the Company’s 1% Convertible Notes due 2035 (“1% Notes due 2035”), which were redeemed in the first quarter of fiscal year 2010.  Certain common stock issuable under stock options, SARs, warrants and the 1% Notes due 2013 and 1.5% Notes due 2017 have been omitted from the diluted net income per share calculation because their inclusion is considered anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Commitments, Contingencies and Guarantees

Flash Partners.  The Company has a 49.9% ownership interest in Flash Partners Ltd. (“Flash Partners”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2004.  In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at a 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Partners.  Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup.  The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting.  The Company is committed to purchase its provided three-month forecast of Flash Partners’ NAND wafer supply, which generally equals 50% of the venture’s output.  The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers.  In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

As of April 3, 2011, the Company had notes receivable from Flash Partners of $473.0 million, denominated in Japanese yen.  These notes are secured by the equipment purchased by Flash Partners using the note proceeds.  The Company has additional guarantee obligations to Flash Partners, see “Off-Balance Sheet Liabilities.”  At April 3, 2011 and January 2, 2011, the Company had an equity investment in Flash Partners of $231.2 million and $238.6 million, respectively, denominated in Japanese yen, offset by $63.4 million and $72.9 million, respectively, of cumulative translation adjustments recorded in accumulated OCI.  In the three months ended April 3, 2011 and April 4, 2010, the Company recorded a basis adjustment of $2.1 million and $0.6 million, respectively, to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

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

As of April 3, 2011, the Company had notes receivable from Flash Alliance of $834.8 million, denominated in Japanese yen.  These notes are secured by the equipment purchased by Flash Alliance using the note proceeds.  The Company has additional guarantee obligations to Flash Alliance, see “Off-Balance Sheet Liabilities.”  At April 3, 2011 and January 2, 2011, the Company had an equity investment in Flash Alliance of $262.8 million and $262.6 million, respectively, denominated in Japanese yen, offset by $65.7 million and $76.4 million, respectively, of cumulative translation adjustments recorded in accumulated OCI.  In the three months ended April 3, 2011 and April 4, 2010, the Company recorded a basis adjustment of $10.9 million and $2.9 million, respectively, to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Flash Forward.  The Company has a 49.9% ownership interest in Flash Forward Ltd. (“Flash Forward”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2010.  In the venture, the Company and Toshiba collaborate to develop and manufacture NAND flash memory products.  In this venture, NAND flash memory products will be manufactured by Toshiba at its Fab 5 facility (“Fab 5”) using the semiconductor manufacturing equipment owned or leased by Flash Forward.  Toshiba owns and is funding the construction of the Fab 5 building, which is located in Yokkaichi, Japan, adjacent to the site of the Company and Toshiba’s current Flash Partners and Flash Alliance ventures.  Fab 5 is designed to be built in two phases.  The Phase 1 building shell is expected to be completed in the second quarter of calendar year 2011, after which equipment outfitting is expected to begin, with initial NAND production scheduled for the third quarter of the Company’s fiscal year 2011.  The Company is committed to invest in 50% of the initial ramp within Phase 1 of Fab 5, which is expected to occur in the second half of the Company’s fiscal year 2011.  No timelines have been finalized for Phase 1 capacity expansions beyond 2011 or for the construction of Phase 2.  For Phase 1 expansion beyond the initial ramp, the Company has the option to make investments and share output on a 50/50 basis between the Company and Toshiba.  If and when Phase 2 is built, the Company is committed to 50% of an initial ramp in Phase 2, similar to that in Phase 1.  On completion of the second phase, Fab 5 is expected to be of similar size and capacity to Toshiba’s Fab 4.  The Company and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each of the parties’ proportionate level of equipment funding.

Inventory Purchase Commitments with Flash Ventures.  Purchase orders placed under Flash Ventures for up to three months are binding and cannot be canceled.  These outstanding purchase commitments are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table below.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Liabilities

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both original and refinanced leases) in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at April 3, 2011.

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Yen in billions)	(Dollars in thousands)
Flash Partners
June 2006	Original	¥3.6	$42,957	2011
September 2006	Original	11.9	140,150	2011
March 2007	Original	6.2	73,120	2012
February 2008	Original	2.6	31,029	2013
April 2010	Refinanced	3.6	42,471	2014
January 2011	Refinanced	2.2	26,537	2014
		30.1	356,264
Flash Alliance
November 2007	Original	13.2	155,739	2013
June 2008	Original	19.2	226,771	2013
		32.4	382,510
Total guarantee obligations		¥62.5	$738,774

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of April 3, 2011 in U.S. dollars based upon the exchange rate at April 3, 2011.

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(In thousands)
Year 1	$208,469	$177,400	$385,869
Year 2	104,684	114,152	218,836
Year 3	23,582	98,819	122,401
Year 4	1,649	10,019	11,668
Total guarantee obligations	$338,384	$400,390	$738,774

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Flash Partners.  Flash Partners sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements totaling 234.7 billion Japanese yen, or approximately $2.77 billion based upon the exchange rate at April 3, 2011.  As of April 3, 2011, the total amount outstanding from these master leases was 60.3 billion Japanese yen, or approximately $713 million based upon the exchange rate at April 3, 2011, of which the amount of the Company’s guarantee obligation of the Flash Partners’ master lease agreements, which reflects future payments and any lease adjustments, was 30.1 billion Japanese yen, or approximately $356 million based upon the exchange rate at April 3, 2011.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  Remaining master lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through the Company’s fiscal year 2014.  At each lease payment date, Flash Partners has the option of purchasing the tools from the lessors.  Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Partners that could result in an acceleration of Flash Partners’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”).  As of April 3, 2011, Flash Partners was in compliance with all of its master lease covenants.  As of April 3, 2011, the Company’s R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I.  As of April 3, 2011, the Company’s S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.  If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Partners would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Partners master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Flash Alliance.  Flash Alliance sells and leases back from lessors a portion of its tools and has entered into equipment master lease agreements totaling 200.0 billion Japanese yen, or approximately $2.36 billion based upon the exchange rate at April 3, 2011, of which 64.7 billion Japanese yen, or approximately $765 million based upon the exchange rate at April 3, 2011, was outstanding as of April 3, 2011.  As of April 3, 2011, the amount of the Company’s guarantee obligation of the Flash Alliance’s master lease agreements was 32.4 billion Japanese yen, or approximately $383 million based upon the exchange rate at April 3, 2011.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligation under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  Remaining master lease payments are due semi-annually and are scheduled to be completed in the Company’s fiscal year 2013.  At each lease payment date, Flash Alliance has the option of purchasing the tools from the lessors.  Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Alliance that could result in an acceleration of Flash Alliance’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from S&P or Moody’s or a minimum corporate rating of BB+ from R&I.  As of April 3, 2011, Flash Alliance was in compliance with all of its master lease covenants.  As of April 3, 2011, the Company’s R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I.  As of April 3, 2011, the Company’s S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.  If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Alliance would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Alliance master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

Indemnification Agreements.  The Company has agreed to indemnify suppliers and customers for alleged patent infringement.  The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees.  The Company may periodically engage in litigation as a result of these indemnification obligations.  The Company’s insurance policies exclude coverage for third-party claims for patent infringement.  Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers.  Historically, the Company has not made any significant indemnification payments under any such agreements.  As of April 3, 2011, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity.  The term of the indemnification period is for the officer’s, employee’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of April 3, 2011 or January 2, 2011, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances.  The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims.  This agreement provides limited protection for the Company against third party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third party patents.  The Company has not made any indemnification payments under any such agreements and as of April 3, 2011, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at April 3, 2011, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations.
	Total		1 Year or Less (9 months)	2 - 3 Years (Fiscal 2012 and 2013)	4 –5 Years (Fiscal 2014 and 2015)	More than 5 Years (Beyond Fiscal 2015)
	(In thousands)
Facility and other operating leases	$26,200		$6,451	$14,093	$5,087	$569
Flash Partners reimbursement for certain fixed costs including depreciation	972,815	(4)(5)	314,207	441,391	159,505	57,712
Flash Alliance reimbursement for certain fixed costs including depreciation	2,366,318	(4)(5)	783,969	956,428	514,398	111,523
Flash Forward equipment investments and expense reimbursement	504,368	(4)(6)	481,408	1,920	1,920	19,120
Toshiba research and development	141,984	(4)	83,233	28,751	30,000	—
Capital equipment purchase commitments	23,433		22,956	477	—	—
1% Convertible senior notes principal and interest (1)	1,178,750		11,500	1,167,250	—	—
1.5% Convertible senior notes principal and interest (2)	1,097,500		7,500	30,000	30,000	1,030,000
Operating expense commitments	37,661		34,276	3,385	—	—
Noncancelable production purchase commitments (3)	262,026	(4)	262,026	—	—	—
Total contractual cash obligations	$6,611,055		$2,007,526	$2,643,695	$740,910	$1,218,924

Off-Balance Sheet Arrangements.
April 3, 2011
Guarantee of Flash Ventures equipment leases (7)	$738,774

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

(3)	Includes Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(4)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at April 3, 2011.

(5)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

(6)	Includes estimated timing and amounts of investments; however, timing is dependent upon future decisions including finalization of Flash Forward’s capacity plan.

(7)	The Company’s guarantee obligation, net of cumulative lease payments, is 62.5 billion Japanese yen, or approximately $739 million based upon the exchange rate at April 3, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has excluded $200.3 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at April 3, 2011.  The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements.  The leases expire at various dates from fiscal year 2011 through fiscal year 2016.  Future minimum lease payments at April 3, 2011 are presented below.

Fiscal Year	Lease Payments
(In thousands)
2011 (remaining 9 months)	$6,801
2012	9,582
2013	5,515
2014	3,470
2015	2,868
2016 and thereafter	569
28,805
Sublease income to be received in the future under noncancelable subleases	(2,605)
Net operating leases	$26,200

Net rent expense for the three months ended April 3, 2011 and April 4, 2010 were as follows:

	Three months ended
	April 3, 2011	April 4, 2010
	(In thousands)
Rent expense, net	$1,896	$2,027

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Related Parties and Strategic Investments

Flash Ventures with Toshiba.  The Company owns 49.9% of each of the flash ventures with Toshiba and accounts for its ownership position under the equity method of accounting.  The Company’s obligations with respect to Flash Ventures master lease agreements, take-or-pay supply arrangements and research and development cost sharing are described in Note 12, “Commitments, Contingencies and Guarantees.”  The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments.  Flash Ventures are variable interest entities.  The Company evaluated whether it is the primary beneficiary of any of the Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities.  In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities.  The Company concluded based upon its 49.9% ownership in Flash Ventures, the voting structure of Flash Ventures and the manner in which the day-to-day operations of Flash Ventures are conducted that the Company lacked the power to direct most of the activities that most significantly impact Flash Ventures’ economic performance.

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures totaling approximately $812.5 million and $435.3 million in the three months ended April 3, 2011 and April 4, 2010, respectively.  The Company received loan repayments from Flash Ventures of $85.1 million in the three months ended April 3, 2011.  At April 3, 2011 and January 2, 2011, the Company had accounts payable balances due to Flash Ventures of $210.7 million and $240.5 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as of April 3, 2011 and January 2, 2011, based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below.

	April 3, 2011	January 2, 2011
	(In millions)
Notes receivable	$1,308	$1,232
Equity investments	494	501
Operating lease guarantees	739	879
Maximum loss exposure	$2,541	$2,612

Solid State Storage Solutions LLC.  During the second quarter of fiscal year 2007, the Company formed Solid State Storage Solutions LLC (“S4”), a venture with third parties to license intellectual property.  S4 qualifies as a variable interest entity.  The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented.  The Company considered multiple factors in determining it was still the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities.  S4’s assets and liabilities were not material to the Company’s Condensed Consolidated Balance Sheets as of April 3, 2011 and January 2, 2011.

Sale of SIM Business Net Assets. In February 2010, the Company sold its SIM business net assets for $17.8 million, which resulted in a gain of $13.2 million recorded in other income (expense).  The sale proceeds are included in “Proceeds from sale of assets” in investing activities on the Condensed Consolidated Statements of Cash Flows.  The operating results of the SIM business assets were immaterial for all periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Litigation

The flash memory industry is characterized by significant litigation seeking to enforce patent and other intellectual property rights.  The Company’s patent and other intellectual property rights are primarily responsible for generating license and royalty revenue.  The Company seeks to protect its intellectual property through patents, copyrights, trademarks, trade secrets, confidentiality agreements and other methods, and has been and likely will continue to enforce such rights as appropriate through litigation and related proceedings.  The Company expects that its competitors and others who hold intellectual property rights related to its industry will pursue similar strategies.  From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties.  These and other parties could bring suit against the Company.  In each case listed below where the Company is the defendant, the Company intends to vigorously defend the action.  At this time, the Company does not believe it is reasonably possible that losses related to the litigation described below have occurred beyond the amounts, if any, that have been accrued.  However, legal discovery and litigation is highly unpredictable and future legal developments may cause current characterizations to change in future periods.

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

The Wisconsin Court entered an amended final judgment dismissing these actions on March 29, 2011.  The Company filed a timely notice of appeal from that judgment on April 19, 2011, and the U.S. Court of Appeals for the Federal Circuit docketed the Company’s appeal on April 25, 2011.  The Company’s opening brief on appeal in the Federal Circuit is presently due on June 24, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Federal Civil Antitrust Class Actions.  Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints.  On February 7, 2008, all of the civil complaints were consolidated into two Complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086.  Plaintiffs alleged the Company and a number of other manufacturers of flash memory and flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws and sought an injunction, damages, restitution, fees, costs, and disgorgement of profits.  The direct purchaser lawsuit was dismissed with prejudice.  On March 31, 2010, the Court denied the indirect purchaser plaintiffs’ class certification motion, and denied plaintiffs’ motion for leave to amend the Consolidated Amended Complaint to substitute certain class representatives.  On April 5, 2011, the Court denied the indirect purchaser plaintiffs’ motion for reconsideration of the class certification decision and on April 19, 2011, indirect purchaser plaintiffs filed a Rule 23(f) petition to the Ninth Circuit to request permission to appeal that decision.  A settlement conference with the indirect purchaser plaintiffs is scheduled for May 13, 2011 and a case management conference is scheduled for June 23, 2011.

Patent Infringement Litigation Initiated by SanDisk.  On May 4, 2010, the Company filed a Complaint for patent infringement in the United States District Court for the Western District of Wisconsin against Kingston and Imation.  The Company has since dismissed its claims against Imation in light of a confidential settlement agreement between the parties.  In this action, Case No. 3:10-cv-00243, the Company asserts U.S. Patent No. 7,397,713; U.S. Patent No. 7,492,660; U.S. Patent No. 7,657,702; U.S. Patent No. 7,532,511; U.S. Patent No. 7,646,666; U.S. Patent No. 7,646,667; and U.S. Patent No. 6,968,421.  The Company seeks damages and injunctive relief.  Kingston has answered the Complaint denying infringement and raising several affirmative defenses and related counterclaims.  These defenses and related counterclaims include, among others, non-infringement, invalidity, implied license, express license, unenforceability for alleged patent misuse, lack of standing, and bad faith litigation.  Kingston also asserted antitrust counterclaims against the Company alleging monopolization, attempted monopolization, and agreement in restraint of trade, all under the Sherman Act.  Kingston also asserted state law unfair competition counterclaims.  The Company has denied Kingston’s counterclaims.  The Court issued a Markman Order construing certain claim terms of the patents on March 16, 2011.  Discovery is ongoing pursuant to the agreed scheduling Order entered by the Court on March 25, 2011.  Dispositive motions must be filed by June 10, 2011, and trial is scheduled to commence on November 7, 2011.

Ritz Camera Federal Antitrust Class Action.  On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the United States District Court for the Northern District of California, alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products.  The lawsuit, Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, Case No. 5:10-cv-02787-HRL, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present.  The Amended Complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use.  On February 24, 2011, the Court issued an Order granting in part and denying in part the Company’s motion to dismiss which resulted in Dr. Harari being dismissed as a defendant.  The Company filed a motion requesting that the Court certify for immediate interlocutory appeal the portion of its Order denying the Company’s motion to dismiss based on Plaintiff’s lack of standing to pursue Walker Process antitrust claims.  A hearing on that motion is scheduled for May 6, 2011.  The Company answered the Complaint on March 10, 2011, denying all of Ritz’s allegations of wrongdoing.  Discovery is just beginning and under the current schedule a class certification hearing is scheduled for November 15, 2011, and trial is scheduled for August 20, 2012.

Samsung Federal Antitrust Action Against Panasonic and SD-3C.  On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed this action in the United States District Court for the Northern District of California, Case No. CV 10 3098 (ND Cal.), alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively “Panasonic”) and SD-3C, LLC (“SD-3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws.  Such claims are based on, inter alia, alleged conduct related to the licensing practices and operations of SD-3C.  The Complaint further seeks a declaration that Panasonic and SD-3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable.  The Company is not named as a defendant in this case, but it established SD-3C along with Panasonic and Toshiba Corporation (“Toshiba”), and the Complaint includes various factual allegations concerning the Company.  Defendants filed a motion to dismiss on September 24, 2010, and thereafter plaintiff filed an amended complaint on October 14, 2010.  The First Amended Complaint is also based on alleged conduct related to the licensing practices and operations of the SD-3C, and contains the same claims as the original Complaint.  On December 1, 2010, the Panasonic defendants and SD-3C filed a motion to dismiss the First Amended Complaint.  Samsung filed its opposition to that motion on February 15, 2011, and defendants filed their reply on March 8, 2011.  The Court took the motion under submission without oral argument on March 31, 2011.  On March 31, 2011, defendants filed a motion to stay discovery until 30 days after the ruling on this motion to dismiss.  The hearing on this discovery motion is scheduled for June 3, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Federal Antitrust Class Action Against SanDisk, et al.  On March 15, 2011, a putative class action was filed on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against SD-3C, Panasonic; Toshiba, Toshiba America Electronic Components, Inc.; and the Company, under federal antitrust law pursuant to Section 1 of the Sherman Act, California antirust and unfair competition laws, and common law (Oliver v. SD-3C LLC, et al., CV 11 11026 (N.D. Cal.)).  Plaintiffs allege the Company (along with the other members of SD-3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused plaintiffs to pay higher prices for SD cards.  Defendants and Plaintiffs stipulated to extending the time to respond to the Complaint and staying discovery to and including the ninetieth (90th) day after an Order is entered by the Court resolving the pending motion to dismiss the Complaint in Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD-3C LLC, CV 10 3098 (N.D. Cal.), described above.

Patent Infringement Litigation Initiated by SanDisk.  On August 17, 2010, in response to infringement allegations by Shea Integration Solutions Corp. (“Shea”), the Company filed a lawsuit against Shea in the United States District Court for the Northern California.  Shea filed an answer to the Complaint on October 7, 2010, denying the Company’s material allegations and asserting a counterclaim for patent infringement.  The Company filed an answer to Shea’s counterclaims on November 1, 2010, denying Shea’s material allegations.  The Company filed a motion for summary judgment of noninfringement on February 8, 2011.  Shea initiated settlement discussions shortly thereafter and the case has been settled.

IP Litigation Against SanDisk:  On November 12, 2010, Main Hastings, LLC (“Main Hastings”) filed a patent false marking case in the Eastern District of Texas, alleging that the Company sold and advertised the Company’s G3 and G4 Solid State Drive lines of products with expired patent numbers, in violation of 35 U.S.C. § 292.  The Complaint alleges that the Company intended to deceive the public by advertising or stating in related product literature that these products were patented, and seeks damages for each alleged violation.  On March 14, 2011, the case was transferred to the Northern District of California.  Main Hastings subsequently filed a First Amended Complaint on April 20, 2011, in which Main Hastings alleged false marking in connection with the following patents:  United States Patent No. 5,070,032, No. 5,095,344, No. 5,168,465, No. 5,172,338, No. 5,198,380, No. 5,200,959, No. 5,268,318, No. 5,268,870, and No. 5,272,669.  The deadline for the Company to respond to the First Amended Complaint is May 9, 2011.

Bankruptcy Court Proceedings of Circuit City Stores, Inc.  On November 10, 2008, Circuit City Stores, Inc. and its affiliated entities (the “Debtors”) filed petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”).  The Company has filed claims against the Debtors to recover amounts owed to the Company for products that the Company sold to the Debtors prior to the commencement of the Debtors’ bankruptcy case as well as for products sold to the Debtors after the commencement of the Debtors’ bankruptcy case.  On November 4, 2010, Alfred H. Siegel, as trustee of Circuit City Stores, Inc. Liquidating Trust (the “Trustee”), filed a lawsuit against the Company in the Bankruptcy Court.  The Trustee seeks to recover based on alleged claims for alleged preferential transfers that occurred during the 90-day period prior to the commencement of the Debtors’ bankruptcy case, breach of contract and turnover of amounts allegedly owing to the Debtors by the Company.  The Company filed an answer to the Trustee’s Complaint on January 31, 2011.  Mediation is scheduled for June 2, 2011.

Patent Infringement Litigation Initiated by SanDisk (United Kingdom).  On April 4, 2011, following the detention by Customs Authorities in the United Kingdom of several consignments of USB flash drive products imported by Kingston Digital Europe Limited (“Kingston Digital”), SanDisk IL Ltd. and the Company commenced patent infringement proceedings against Kingston Digital in the Patents Court in the Chancery Division of the High Court.  The subject matter of the proceedings concerns Kingston Digital’s USB flash drive products alleged to infringe three of the Company’s patents, being European patents (UK) numbered 1,092,193, 1,548,604 and 1,746,413.  SanDisk seeks injunctive relief, damages, costs and associated remedies in those proceedings, which have been given High Court claim number HC11 C01111.  A further related company, Kingston Technology Europe Limited, was initially named in the proceedings but was removed after Kingston Digital admitted to all importation of the relevant products.  Kingston Digital is due to file its Statement of Defense on May 19, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations.  Forward-looking statements are subject to significant risks and uncertainties.  Our actual results may differ materially from the results discussed in these forward-looking statements.  Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in Part II, Item 1A, and elsewhere in this report.  Our business, financial condition or results of operations could be materially adversely affected by any of these or other factors.  We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.  References in this report to “SanDisk®,” “we,” “our,” and “us” refer collectively to SanDisk Corporation, a Delaware corporation, and its subsidiaries.

Overview

We are the inventor and leading supplier of NAND flash data storage products.  Our goal is to provide simple, reliable, and affordable storage solutions for consumer use in a wide variety of formats and devices.  We sell our products globally to original equipment manufacturer, or OEM, and retail customers.

We design, develop and manufacture data storage solutions in a variety of form factors using our flash memory, proprietary controller and firmware technologies.  We purchase the vast majority of our NAND flash memory supply requirements through our significant flash venture relationships with Toshiba Corporation, or Toshiba, which produce and provide us with leading-edge, low-cost memory wafers.  Our removable card products are used in a wide range of consumer electronics devices such as mobile phones, digital cameras, gaming devices and laptop computers.  Our embedded flash products are used in mobile phones, tablets, eReaders, global positioning system, or GPS, devices, gaming systems, imaging devices and computing platforms.  For computing platforms, we provide high-speed, high-capacity storage solutions known as solid state drives, or SSDs, that can be used in lieu of hard disk drives.

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

Our results are primarily driven by worldwide demand for flash storage devices, which in turn primarily depends on end-user demand for consumer electronic products.  We believe the markets for flash storage are generally price elastic, meaning that a decrease in the price per gigabyte results in increased demand for higher capacities and the emergence of new applications for flash storage.  Accordingly, we expect that as we reduce the price of our flash devices, consumers will demand an increasing number of gigabytes and/or units of memory and that over time, new markets will emerge.  In order to profitably capitalize on this price elasticity, we must reduce our cost per gigabyte at a rate similar to the decrease in selling price per gigabyte, while at the same time, increasing the average capacity and/or the number of units of our products enough to offset price declines.  We continually seek to achieve these cost reductions through technology improvements, primarily by increasing the amount of memory stored in a given area of silicon.

Our industry is characterized by rapid technology transitions.  Since our inception, we have been able to scale NAND technology through fourteen generations over approximately twenty years.  However, the pace at which NAND technology is transitioning to new generations is expected to slow due to inherent physical technology limitations.  We currently expect to be able to continue to scale our NAND technology through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture.  We also continue to invest in future alternative technologies, including our three dimensional, or 3D, Read/Write technology, which we believe may be a viable alternative to NAND, when NAND can no longer scale at a sufficient rate, or at all.  In the first quarter of fiscal year 2011, we made investments in Bit-Cost Scalable, or BiCS, and other technologies.  We believe BiCS technology, if successful, could enable further memory cost reductions beyond the NAND roadmap, until, and if, 3D Read/Write technology is developed and fully ramped into high volume production.  However, even when NAND flash can no longer be further scaled, we expect NAND and potential alternative technologies to coexist for an extended period of time.

Results of Operations

	Three months ended
	April 3, 2011	% of Revenues	April 4, 2010	% of Revenues
	(In millions, except percentages)
Product revenues	$1,210.2	93.5%	$993.2	91.4%
License and royalty revenues	84.0	6.5%	93.5	8.6%
Total revenues	1,294.2	100.0%	1,086.7	100.0%

Cost of product revenues	737.5	57.0%	583.4	53.7%
Amortization of acquisition-related intangible assets	5.1	0.4%	3.1	0.3%
Total cost of product revenues	742.6	57.4%	586.5	54.0%
Gross profit	551.6	42.6%	500.2	46.0%
Operating expenses
Research and development	119.5	9.2%	98.7	9.0%
Sales and marketing	47.5	3.7%	48.5	4.5%
General and administrative	35.3	2.7%	38.7	3.6%
Amortization of acquisition-related intangible assets	—	—	0.3	0.0%
Total operating expenses	202.3	15.6%	186.2	17.1%
Operating income	349.3	27.0%	314.0	28.9%
Other income (expense), net	(18.4)	(1.4)%	9.0	0.8%
Income before taxes	330.9	25.6%	323.0	29.7%
Provision for income taxes	106.8	8.3%	88.3	8.1%
Net income	$224.1	17.3%	$234.7	21.6%

Product Revenues
	Three months ended
	April 3, 2011	April 4, 2010	Percent Change
	(In millions, except percentages)
OEM	$803.4	$622.7	29.0%
Retail	406.8	370.5	9.8%
Product revenues	$1,210.2	$993.2	21.8%

The increase in our product revenues for the three months ended April 3, 2011, compared to the three months ended April 4, 2010, was due primarily to an increase in gigabytes sold of 78%, partially offset by a decline in average selling price per gigabyte of 32%.  OEM product revenues in the three months ended April 3, 2011 increased compared to the three months ended April 4, 2010 due primarily to increased sales of removable and embedded products for mobile devices such as smartphones and tablets.  Retail product revenues in the three months ended April 3, 2011 increased compared to the three months ended April 4, 2010 due primarily to higher sales in the United States, or U.S., and Asia-Pacific region for cards and universal serial bus, or USB, drives.

Our ten largest customers represented approximately 50% and 44% of our total revenues in the three months ended April 3, 2011 and April 4, 2010, respectively.  One customer represented 13% of our total revenues in the three months ended April 3, 2011 and no customer exceeded 10% of our total revenues in the three months ended April 4, 2010.

Geographical Product Revenues
	Three months ended
	April 3, 2011	% of Product Revenues	April 4, 2010	% of Product Revenues	Percent Change
	(In millions, except percentages)
United States	$185.3	15.3%	$165.7	16.7%	11.8%
Asia-Pacific	850.3	70.3%	642.8	64.7%	32.3%
Europe, Middle East and Africa	137.9	11.4%	161.9	16.3%	(14.8)%
Other foreign countries	36.7	3.0%	22.8	2.3%	61.0%
Product revenues	$1,210.2	100.0%	$993.2	100.0%	21.9%

The increase in product revenues in Asia-Pacific, which includes Japan, for the three months ended April 3, 2011, compared to the three months ended April 4, 2010, was due primarily to increased sales of removable and embedded products in our OEM channel.  Our retail sales in Asia-Pacific also increased due to increased consumer demand, particularly in China and India. The increase in product revenues for the U.S. was due primarily to growth in retail sales for cards and USB drives.  We believe the decrease in product revenues for Europe, Middle East and Africa, or EMEA, was primarily due to continued economic weakness in Europe.

License and Royalty Revenues
	Three months ended
	April 3, 2011	April 4, 2010	Percent Change
	(In millions, except percentages)
License and royalty revenues	$84.0	$93.5	(10.2%)

The decrease in our license and royalty revenues for the three months ended April 3, 2011, compared to the three months ended April 4, 2010, was due primarily to a minimum payment from one of our licensees in the first quarter of fiscal year 2010 that did not reoccur in the first quarter of fiscal year 2011.

Gross Profit and Margin
	Three months ended
	April 3, 2011	April 4, 2010	Percent Change
	(In millions, except percentages)
Product gross profit	$467.6	$406.7	15.0%
Product gross margin (as a percent of product revenues)	38.6%	40.9%
Total gross margin (as a percent of total revenues)	42.6%	46.0%

The decrease in product gross profit and gross margin for the three months ended April 3, 2011, compared to the three months ended April 4, 2010, was due primarily to a $25 million charge related to a power outage that affected Flash Alliance Ltd., or Flash Alliance, in early March and the earthquake in Japan on March 11, 2011 that affected both Flash Alliance and Flash Partners Ltd., or Flash Partners.  The charges related to the power outage and earthquake included the cost of scrapped wafers, fixed costs associated with lost wafer output and costs to bring the fabs back on-line.  In addition, product gross margin for the three months ended April 3, 2011 was unfavorably impacted by the appreciation of the Japanese yen to the U.S. dollar and increased non-captive memory usage.

Research and Development
	Three months ended
	April 3, 2011	April 4, 2010	Percent Change
	(In millions, except percentages)
Research and development	$119.5	$98.7	21.1%
Percent of revenue	9.2%	9.0%

The increase in our research and development expense for the three months ended April 3, 2011, compared to the three months ended April 4, 2010, was due primarily to $13.8 million in third-party engineering and Fab 5 start-up costs and a $5.8 million increase in employee-related costs related to increased headcount and compensation expense.

Sales and Marketing
	Three months ended
	April 3, 2011	April 4, 2010	Percent Change
	(In millions, except percentages)
Sales and marketing	$47.5	$48.5	(2.1%)
Percent of revenue	3.7%	4.5%

Our sales and marketing expense for the three months ended April 3, 2011 did not change significantly in total or by expense category from the comparable period in fiscal year 2010.

General and Administrative
	Three months ended
	April 3, 2011	April 4, 2010	Percent Change
	(In millions, except percentages)
General and administrative	$35.3	$38.7	(8.8%)
Percent of revenue	2.7%	3.6%

The decrease in our overall general and administrative expense for the three months ended April 3, 2011, compared to the three months ended April 4, 2010, was due primarily to a reduction in employee-related share-based and incentive compensation costs of ($2.8) million and lower bad debt expense of ($1.1) million.

Amortization of Acquisition-Related Intangible Assets
	Three months ended
	April 3, 2011	April 4, 2010	Percent Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$—	$0.3	(100.0)%
Percent of revenue	—	0.0%

Acquisition-related intangible assets from the acquisition of MusicGremlin, Inc. in 2008 were fully amortized in the third quarter of fiscal year 2010.

Other Income (Expense)
	Three months ended
	April 3, 2011	April 4, 2010	Percent Change
	(In millions, except percentages)
Interest income	$15.5	$12.4	25.0%
Interest expense	(31.7)	(17.7)	79.1%
Other income (expense)	(2.2)	14.3	(115.4%)
Total other income (expense), net	$(18.4)	$9.0	(304.4)%

 Total other income (expense), net for the three months ended April 3, 2011 was a net expense compared to the three months ended April 4, 2010 due primarily to higher interest expense related to the issuance of the 1.5% Notes due 2017 in August 2010.  Other income (expense) was a net expense in the three months ended April 3, 2011 due primarily to losses on non-designated foreign exchange contracts versus the three months ended April 4, 2010 in which we had a non-recurring gain of $13 million related to the sale of the net assets of our mobile phone SIM card business.

Provision for Income Taxes
	Three months ended
	April 3, 2011	April 4, 2010	Percent Change
	(In millions, except percentages)
Provision for income taxes	$106.8	$88.3	21.0%
Effective tax rate	32.3%	27.3%

The provision for income taxes for the three months ended April 3, 2011 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, tax-exempt interest income and benefit from federal and California R&D credits.  The provision for income taxes for the three months ended April 4, 2010 is lower compared to the same period in fiscal year 2011 due to the inclusion of benefits from release of the U.S. valuation allowance.  As of April 3, 2011, we believe that most of our deferred tax assets are more likely than not to be realized, except for loss carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $171.8 million and $172.1 million as of April 3, 2011 and January 2, 2011, respectively.  Unrecognized tax benefits that would impact the effective tax rate in the future are approximately $71.3 million at April 3, 2011.  Income tax expense in the first quarter of fiscal year 2011 included interest and penalties of $0.6 million.

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions.  In October 2009, the Internal Revenue Service commenced an examination of our federal income tax returns for fiscal years 2005 through 2008.  We do not expect a complete resolution to be reached during the next twelve months.  In addition, we are currently under audit by various state and international tax authorities.  We cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not have a material effect on our financial position, operating results or liquidity.

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended
	April 3, 2011	April 4, 2010
	(In millions except per share and share amounts)
Net income	$224.1	$234.7
Share-based compensation	14.6	16.9
Amortization of acquisition-related intangible assets	5.1	3.4
Convertible debt interest	23.4	13.9
Income tax adjustments	(16.6)	(43.9)
Non-GAAP net income	$250.6	$225.0

Diluted net income per share:	$0.92	$0.99
Share-based compensation	0.06	0.07
Amortization of acquisition-related intangible assets	0.02	0.01
Convertible debt interest	0.10	0.06
Income tax adjustments	(0.07)	(0.18)
Non-GAAP diluted net income per share:	$1.03	$0.95

Shares used in computing diluted net income per share (in thousands):
GAAP	243,404	236,884
Non-GAAP	243,441	236,245

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

We believe that the presentation of non-GAAP measures, including net income and non-GAAP net income per diluted share, provides important supplemental information to management and investors about financial and business trends relating to our operating results.  We believe that the use of these non-GAAP financial measures also provides consistency and comparability with our past financial reports.

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

Liquidity and Capital Resources

Our cash flows were as follows:
	Three months ended
	April 3, 2011	April 4, 2010	Percent Change
	(In millions, except percentages)
Net cash provided by operating activities	$398.6	$328.3	21.4%
Net cash used in investing activities	(300.3)	(349.5)	(14.1%)
Net cash provided by (used in) financing activities	48.6	(54.9)	188.5%
Effect of changes in foreign currency exchange rates on cash	(1.6)	(1.8)	(11.1%)
Net increase (decrease) in cash and cash equivalents	$145.3	$(77.9)	286.6%

Operating Activities.  The increase in cash provided by operations in the first three months of fiscal year 2011 compared to the first three months of fiscal year 2010 resulted primarily from a decrease in accounts receivable balances due to higher collections in fiscal year 2011.  Cash flow from other assets resulted in a usage of cash compared to the prior year primarily due to prepayments of building-related costs for Flash Forward Ltd., or Flash Forward, of ($62.2) million.  The decrease in cashflow from other liabilities in the first quarter of fiscal year 2011 compared to the prior year was a result of lower taxes payable.

Investing Activities.  Net cash used in investing activities in the first three months of fiscal year 2011 was primarily related to net loans made to Flash Partners and Flash Alliance of ($128.9) million, purchases of technology and other assets of ($115.0) million and a net purchase of short and long-term marketable securities of ($22.7) million.  In the first quarter of fiscal year 2010, net cash used in investing activities was primarily related to a net purchase of short and long-term marketable securities of ($350.4) million offset by proceeds of $17.8 million related to the sale of the net assets of our mobile phone SIM card business.

Financing Activities.  Net cash provided by financing activities for the first quarter of fiscal year 2011 was $48.6 million, as compared to net cash used in financing activities of ($54.9) million in the first quarter of fiscal year 2010, primarily due to the redemption of our $75 million convertible notes in the first quarter of fiscal year 2010 and higher cash from employee stock programs in the three months ended April 3, 2011.

Liquid Assets.  At April 3, 2011, we had cash, cash equivalents and short-term marketable securities of $2.97 billion.  We had $2.53 billion of long-term marketable securities which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining contractual maturity of the investment being greater than one year.

Short-Term Liquidity.  As of April 3, 2011, our working capital balance was $3.08 billion.  For fiscal year 2011, we expect our portion of capital investments in Flash Partners, Flash Alliance and Flash Forward, collectively referred to as Flash Ventures, plus our investment in non-fab property, plant and equipment to be approximately $1.4 billion to $1.6 billion.  In addition, we expect cash usage, including loans and investments to Flash Ventures, in the remaining nine months of fiscal year 2011 to be approximately $600 million to $750 million.

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

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements.  The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from Standard & Poors, or S&P, or Moody’s Corporation, or Moody’s, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of April 3, 2011, Flash Ventures was in compliance with all of its master lease covenants.  As of April 3, 2011, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I.  As of April 3, 2011, our S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.

If both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $738.8 million outstanding lease obligations covered by our guarantee under such Flash Ventures master lease agreements, based upon the exchange rate at April 3, 2011, which would negatively impact our short-term liquidity.

As of April 3, 2011, the amount of cash and cash equivalents and short and long-term marketable securities held by foreign subsidiaries was $642.2 million.  We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S.  As of January 2, 2011, no provision had been made for U.S. income taxes or foreign withholding taxes on $195.4 million of undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S.  We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable.  If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

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

Financing Arrangements.  At April 3, 2011, we had $1.15 billion aggregate principal amount of 1% Notes due 2013 outstanding and $1.00 billion aggregate principal amount of 1.5% Notes due 2017 outstanding.  See Note 7, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more detail.

Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share.  As of April 3, 2011, the warrants had an expected life of approximately 2.4 years and expire in August 2013.  At expiration, we may, at our option, elect to settle the warrants on a net share basis.  As of April 3, 2011, the warrants had not been exercised and remain outstanding.  In addition, concurrent with the issuance of the 1% Notes due 2013, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes due 2013.  As of April 3, 2011, we had not purchased any shares under this convertible bond hedge agreement.

Concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire shares of our common stock at an exercise price of $73.33 per share.  As of April 3, 2011, the warrants had an expected life of approximately 6.7 years and expire over 40 different dates from November 13, 2017 through January 10, 2018.  At each expiration date, we may, at our option, elect to settle the warrants on a net share basis.  As of April 3, 2011, the warrants had not been exercised and remained outstanding.  In addition, concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a conversion price of $52.37 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remains outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017.  As of April 3, 2011, we had not purchased any shares under this convertible bond hedge agreement.

Ventures with Toshiba.  We are a 49.9% owner in each of the Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by these ventures.  This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba.  These ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup.  We are contractually obligated to purchase half of these ventures’ NAND wafer supply or pay for 50% of the fixed costs of these ventures.  We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers.  See Note 13, “Related Parties and Strategic Investments,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of product revenues.  Flash Ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we do not have a controlling financial interest in each venture.  Accordingly, we account for our investments under the equity method and do not consolidate.

For semiconductor fixed assets that are leased by Flash Ventures, we and Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into from June 2006 through June 2008 and refinanced master lease agreements entered into from April 2010 through January 2011.  These master lease obligations are denominated in Japanese yen and are noncancelable.  Our total master lease obligation guarantee as of April 3, 2011 was 62.5 billion Japanese yen, or approximately $739 million based upon the exchange rate at April 3, 2011.

In the first quarter of fiscal year 2011, we made a $62.2 million prepayment for Flash Forward building-related costs, of which $21.0 million was classified as short-term and $41.2 million was long-term as of April 3, 2011.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for the Flash Ventures in order to convert to new process technologies or add wafer capacity.  Flash Partners has previously reached full wafer capacity.  Flash Alliance reached full wafer capacity in the first quarter of fiscal year 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at April 3, 2011, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 12, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and operating results.  Our most significant foreign currency exposure is to the Japanese yen in which we purchase the vast majority of our NAND flash wafers.  In addition, we also have significant costs denominated in the Chinese renminbi and the Israeli new shekel, and we have revenue denominated in the European euro and the British pound.  We do not enter into derivatives for speculative or trading purposes.  We use foreign currency forward and cross currency swap contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar.  We use foreign currency forward contracts and options to partially hedge our future Japanese yen costs for NAND flash wafers.  Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated other comprehensive income and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized.  These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.  See Note 3, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

For a discussion of foreign operating risks and foreign currency risks, see Part II, Item 1A, “Risk Factors.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and operating results is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  The estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate estimates, including those related to customer programs and incentives, intellectual property claims, product returns, allowance for doubtful accounts, inventories, marketable securities and investments, impairments of long-lived assets, income taxes, warranty obligations, restructuring, contingencies, share-based compensation and litigation.  We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources.  Actual results could materially differ from these estimates.

There were no significant changes to our critical accounting policies during the fiscal quarter ended April 3, 2011.  For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K filed on February 23, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  As of April 3, 2011, a hypothetical 50 basis point increase in interest rates would result in an approximate $29.2 million decline (less than 0.66%) of the fair value of our available-for-sale debt securities.

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

At April 3, 2011, we had foreign currency forward contracts and cross currency swap contracts in place that amounted to a net sale in U.S. dollar equivalent of approximately $236 million in foreign currencies to hedge our foreign currency denominated monetary net asset position.  The maturities of these contracts were 27 months or less.

At April 3, 2011, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $612 million to partially hedge our expected future wafer purchases in Japanese yen.  The maturities of these contracts were 8 months or less.

The notional amount and unrealized gain or loss of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of April 3, 2011 is shown in the table below.  In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.  These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of April 3, 2011	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges
Cross currency swap contracts entered	$(367.7)	$(38.5)	$(39.7)
Forward contracts sold	(77.5)	0.8	(8.2)
Forward contracts purchased	209.3	(4.1)	23.3
Total net outstanding contracts	$(235.9)	$(41.8)	$(24.7)

The notional amount and fair value of our outstanding forward contracts that are designated as cash flow hedges as of April 3, 2011 is shown in the table below.  In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Fair Value as of April 3, 2011	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Cash flow hedges
Forward contracts purchased	$612.1	$(17.0)	$(55.2)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we do hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk.  We also hold available-for-sale equity securities in semiconductor wafer manufacturing companies.  As of April 3, 2011, a reduction in price of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $9.0 million.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at April 3, 2011.  Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of April 3, 2011.  Based on their evaluation as of April 3, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended April 3, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 14, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

  The effects of the March 11, 2011 earthquake and tsunami in Japan could harm our financial results because of reduced supply availability, increased cost of our supply and reduced demand due to customer supply chain issues;
  competitive pricing pressures, resulting in lower average selling prices and lower or negative product gross margins;
  unpredictable or changing demand for our products, particularly for certain form factors or capacities, or the mix of 2-bits per cell, or X2, and 3-bits per cell, or X3, technologies;
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
  inability to develop or unexpected difficulties or delays in developing, manufacturing with acceptable yields, or ramping, new technologies such as 24-nanometer or next generation process technology, X3 NAND memory architecture, 3-Dimensional, or 3D, Read/Write, Extreme Ultra-Violet lithography, or other advanced alternative technologies;
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

The recent natural disaster in Japan could disrupt our operations and those of our suppliers and harm our business and operating results. While the March 11, 2011 earthquake and tsunami in Japan resulted in limited downtime and loss of wafers for Flash Ventures, we may experience significant supply chain disruptions and reduction in demand that could harm our business and results of operation.  A number of companies that supply Flash Ventures with raw materials, equipment, products and production supplies, such as silicon wafers, chemicals, gases and other consumables, maintain facilities in Japan, and any negative impact on these suppliers from the earthquake and tsunami may affect the availability and price of these items used in the production of memory wafers.  Our technology transitions and capacity expansions in Flash Ventures are dependent on mask design, development and production, as well as the availability of fab tools and other equipment, many of which are sourced in Japan, and any delay in timely procurement of these services or equipment could harm our business.  Other factors that could impact Flash Ventures, Flash Ventures’ suppliers and our products include disruption of stable power supply, the impact of the damaged nuclear power plant, including radiation contamination, infrastructure issues such as transportation disruption, and workforce availability.  As a result of potential longer lead-times for equipment, we could be required to make tool purchase commitments in advance of final technology specifications.  Due to the disruption to Japan-based suppliers, we and Flash Ventures have qualified new suppliers for certain materials, which could lead to increased costs, reduced yields and delays in technology transitions, captive supply ramp or wafer output.

The earthquake and tsunami may also harm our ability to assemble our products.  Certain materials used in the assembly of our products are primarily sourced from Japan, and disruption in the production of these materials by our Japanese suppliers, or the ability of our Japanese suppliers to transport these materials could result in supply shortages, causing harm or delay to the assembly of our products.  In addition, our ability to receive wafers from Japan might be impacted due to logistical delays, transportation issues and/or potential screening for radiation or other contamination.

Our OEM customers may not be able to obtain sufficient supply of materials and components required for the production of their products, which could reduce sales of these products to end-users.  If our OEM customers are unable to obtain adequate supplies of components needed for the manufacture of their products that incorporate our products, or if their operations are otherwise disrupted by the natural disasters in Japan, we may experience delays or cancellation of orders from our OEM customers, particularly in the mobile phone market which generates a substantial portion of our total revenues.  Concerns about NAND material shortages could lead some of our customers to forecast or place orders in excess of actual demand in order to ensure supply of NAND products, and these types of ordering patterns could result in the buildup of excess inventory or excess manufacturing capacity.  In addition, we might experience lower demand from our retail customers in Japan.

The volatility and potential strengthening of the Japanese yen against the U.S. dollar due to the flow of investment into Japan as it rebuilds could increase our cost of wafers.  Finally, Flash Ventures may find it more difficult or expensive to obtain future lease financing if Japanese banks and other financing sources divert their available funds to other investments in Japan.  As a result of any of these factors, our net sales and operating results could be harmed.

Our inability to obtain sufficient flash memory supply could cause us to lose sales and market share and harm our operating results.  We are currently experiencing growth in demand for our flash memory products, and demand from our customers may exceed the supply of captive and non-captive flash memory available to us.  It is uncertain whether additional supply provided by captive technology transitions or fab expansions will enable us to meet expected demand.  While we have various sources of non-captive supply, our purchases of non-captive supply may be limited due to the required advanced purchase order lead-times, the product mix available and the high cost of this non-captive supply.  Our inability to obtain supply to meet demand may cause us to lose sales, market share and corresponding profits, which would harm our operating results.

We require an adequate level of product gross margins to continue to invest in our business.  Our ability to generate sufficient product gross margin and profitability to invest in our business depends in part on industry and our supply/demand balance, our ability to reduce cost per gigabyte at an equal or higher rate than the price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers, and our ability to manage expenses.  For example, we experienced negative product gross margins for fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write downs.  Since the second half of 2010, we have invested in expanded wafer capacity in Flash Alliance.  In July 2010, we and Toshiba entered into an agreement to create Flash Forward to operate a 300-millimeter wafer fabrication facility in Fab 5, with initial NAND production scheduled for the third quarter of our fiscal year 2011, although production is subject to delays primarily due to equipment availability resulting from the March 11, 2011 earthquake.  We will need an adequate level of product gross margins to sufficiently fund these capital expansions.  If we fail to maintain adequate product gross margins and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities, including funding technology development and capacity expansion.

Competitive pricing pressures and excess supply have resulted in lower average selling prices and negative product gross margins in the past, and if we do not experience adequate price elasticity, our revenues may decline.For more than a year through 2008, the NAND flash memory industry was characterized by supply exceeding demand, which led to significant declines in average selling prices.  Price declines exceeded our cost declines in fiscal years 2008, 2007 and 2006.  Significant price declines resulted in negative product gross margins in fiscal year 2008 and the first quarter of fiscal year 2009.  Price declines may be influenced by, among other factors, supply exceeding demand, macroeconomic factors, technology transitions, conversion of industry DRAM capacity to NAND, and new technologies or other strategic actions taken by us or our competitors to gain market share.  We, as well as other NAND manufacturers, have announced plans for new capacity expansion primarily beginning in the second half of 2011.  If capacity grows at a faster rate than market demand, the industry could again experience significant price declines, which would negatively affect average selling prices, or we may incur adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity, both of which would negatively impact our margins and operating results.  Additionally, if our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions fail to keep pace with the rate of price declines, our product gross margins and operating results will be harmed, which could lead to quarterly or annual net losses.

Over our history, price decreases have generally been more than offset by increased unit demand and demand for products with increased storage capacity.  However, in fiscal year 2008 and the first half of fiscal year 2009, price declines outpaced unit and gigabyte growth resulting in reduced revenue as compared to prior comparable periods.  There can be no assurance that current and future price reductions will result in sufficient demand for increased product capacity or unit sales, which could harm our revenues and margins.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers, or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer.  Our ten largest customers represented approximately 50% and 44% of our total revenues in the three months ended April 3, 2011 and April 4, 2010, respectively.  One customer represented 13% of our total revenues in the three months ended April 3, 2011 and no customer exceeded 10% of our total revenues in the three months ended April 4, 2010.  The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and we expect fluctuations to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period.  If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer.  If we fail to comply with the contractual terms of our significant customer contracts, the business covered under these contracts and our financial results may be harmed.  Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and patents expire or if licensees fail to perform on a portion or all of their contractual obligations.  Our sales are generally made from standard purchase orders rather than long-term contracts.  Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty.

Our revenues depend in part on the success of products sold by our OEM customers.  A majority of our sales are to OEM customers.  Most of our OEM customers bundle or embed our flash memory products with their products, such as mobile phones, GPS devices, tablets, and computers.  We also sell wafers and components to some of our OEM customers, as well as non-branded products which are re-branded and distributed by certain OEM customers.  Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, market and sell their products successfully in their markets.  If our OEM customers are not successful selling their current or future products that include our products, or should they decide not to use our products, our operating results and financial condition could be harmed.  OEM manufacturers of consumer devices, including mobile phones and tablets continue to increase their usage of embedded flash storage.  Our OEM revenue is dependent in part upon our embedded flash storage solutions meeting OEM product specifications and achieving design wins, including in new product categories such as tablets.  Embedded flash storage solutions typically require lengthy customer product qualifications, which could slow the adoption of our latest technology transitions and thereby have a negative impact on our gross margins by limiting our ability to reduce costs.  Also, since our embedded solutions are specifically qualified, we could be restricted from using non-captive supply, resulting in the potential need for further capital investment in our captive capacity.  Recently, there have been numerous announcements of new devices such as tablets, the majority of which utilize NAND flash memory.  There is a risk that not all tablets will gain market acceptance.  If tablets or other product categories do not grow as anticipated, or we supply OEMs that are not successful in commercializing their products, we could build excess capacity for demand that does not materialize.

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

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection, any of which would negatively impact our business, financial condition and operating results.  A significant portion of our sales is made through retailers, either directly or through distributors.  Sales through these channels typically include rights to return unsold inventory and protection against price declines, as well as participation in various cooperative marketing programs.  As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors.  Price protection against declines in our selling prices has the effect of reducing our deferred revenues, and eventually our revenues.  If our retailers and distributors are not successful, due to weak consumer retail demand caused by an economic downturn, competitive issues, decline in consumer confidence, or other factors, we could continue to experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and operating results.  Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and, therefore, must rely on them to effectively sell our products over those of our competitors.  Certain of our retail and distributor partners are experiencing financial difficulty and prolonged negative economic conditions could cause liquidity issues for our retail and distributor customers and channels.  For example, two of our North American retail customers, Circuit City Stores, Inc. and Ritz Camera Centers, Inc., filed for bankruptcy protection in 2008 and 2009, respectively.  Negative changes in customer credit-worthiness; the ability of our customers to access credit; or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances.  In addition, we have certain retail customers to which we provide inventory on a consigned basis, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory charges.

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

Our business and the markets we address are subject to significant fluctuations in supply and demand, and our commitments to Flash Ventures may result in periods of significant excess inventory.  The start of production by Flash Alliance at the end of fiscal year 2007 and the ramp of production in fiscal year 2008 increased our captive supply and resulted in excess inventory.  As a result, we restructured and reduced our total capacity at Flash Ventures in the first quarter of fiscal year 2009.  However, since the second half of fiscal year 2010, we have invested in expanded wafer capacity in Flash Alliance, and Flash Forward will further increase our captive memory supply beginning in the third quarter of fiscal year 2011.  Increases in captive memory supply from these ventures could harm our business and operating results if our committed supply exceeds demand for our products.  The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges, such as those we experienced in fiscal year 2008, which would harm our gross margins and could result in the impairment of our investments in Flash Ventures.

We continually develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand for our older products; and our competitors seek to develop new standards which could reduce demand for our products.  We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features.  Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful.  The success of our new products is dependent on a number of factors, including market acceptance, OEM design wins, our ability to manage risks associated with new products and production ramp issues.  New flash storage solutions, such as embedded flash drives and SSDs, that are designed for devices such as tablets, eReaders, notebooks and desktop computers are emerging rapidly and are expected to grow significantly in the coming years.  We cannot guarantee that OEMs will adopt our solutions, that products that include our solutions will be successful or that these markets will grow as we anticipate.  For certain solutions, such as SSDs, to be adopted widely, the cost of flash memory must still decline further so that the price point for the end consumer is compelling.  In addition, we will need to develop new SSDs and other embedded flash solutions for mobile computing products and enterprise applications, and our current or new solutions must meet the specifications required to gain customer qualification and acceptance.  Other products, such as slotMusic™, slotRadio™, slotVideo™ and our pre-loaded flash memory cards, may not gain market acceptance, and we may not be successful in penetrating the new markets that we target.  Sony Corporation’s, or Sony’s, decision in 2010 to transition its future devices from the Memory Stick® format to the SD™ format could harm our market share or margins since there are a greater number of competitors selling SD products.

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

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory obsolete, and we may not have access to those new technologies on a cost-effective basis, or at all, which could harm our operating results and financial condition.  The pace at which NAND technology is transitioning to new generations is expected to slow due to inherent physical technology limitations.  We currently expect to be able to continue to scale our NAND technology through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture.  We also continue to invest in future alternative technologies, particularly our 3D Read/Write technology, which we believe may be a viable alternative to NAND, when NAND can no longer scale at a sufficient rate, or at all.  In the first quarter of fiscal year 2011, we made investments in Bit-Cost Scalable, or BiCS, and other technologies.  We believe BiCS technology, if successful, could enable further memory cost reductions beyond the NAND roadmap, until, and if, 3D Read/Write technology is developed and fully ramped into high volume production.  However, even when NAND flash can no longer be further scaled, we expect NAND and potential alternative technologies to coexist for an extended period of time.  There can be no assurance that we will be successful in developing 3D Read/Write technology, BiCS or other technologies, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies.

Others are developing alternative non-volatile technologies such as ReRAM, Memristor, vertical or stacked NAND, phase-change memory, charge-trap flash, and other technologies.  Successful broad-based commercialization of one or more of these technologies could reduce the future revenue and profitability of NAND flash technology and could supplant the potential alternative 3D Read/Write or BiCS technologies that we are developing.  In addition, we generate license and royalty revenues from NAND technology and we own intellectual property for 3D Read/Write and BiCS technology, and if NAND is replaced by a technology other than 3D Read/Write or BiCS, our ability to generate license and royalty revenues would be reduced.  Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally.

Alternative storage solutions such as cloud storage, enabled by high bandwidth wireless or internet-based storage, could reduce the need for physical flash storage within electronic devices.  These alternative technologies could negatively impact the overall market for flash-based products, which could seriously harm our operating results.

We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our operating results and financial condition will suffer.   Our competitors include many large companies that may have greater advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources and more diversified businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost.  Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs.  Such practices occurred in the DRAM industry during periods of excess supply and resulted in substantial losses in the DRAM industry.  Our primary semiconductor competitors include Hynix Semiconductor, Inc., or Hynix, Intel, Micron, Samsung Electronics Co., Ltd., or Samsung, and Toshiba.  These current and future competitors produce or could produce alternative flash or other memory technologies that compete against our NAND flash memory technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND.  Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of flash memory technology in new applications.  If the scaling of NAND flash technology slows down or alternative technologies prove to be more economical, our business would be harmed, and our investments in captive fabrication facilities could be impaired.  Our cost reduction activities are dependent in part on the purchase of new specialized manufacturing equipment, and if this equipment is not generally available or is allocated to our competitors, our ability to reduce costs could be limited.

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

These new or alternative technologies may enable products that are smaller, have a higher capacity, lower cost, lower power consumption or have other advantages.  If we cannot compete effectively, our operating results and financial condition will suffer.

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

Under certain conditions, the Flash Ventures’ master equipment lease obligations could be accelerated, which would harm our business, operating results, cash flows, and liquidity.  Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of either BB- from S&P or Moody’s, or a minimum corporate rating of BB+ from R&I.  As of April 3, 2011, Flash Ventures were in compliance with all of their master lease covenants.  As of April 3, 2011, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold for R&I.  As of April 3, 2011, our S&P credit rating was BB-, which is the required minimum corporate rating threshold for S&P.

If both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration.  If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to $739 million, based upon the exchange rate at April 3, 2011, covered by our guarantee under the Flash Ventures master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may or may not be available.

Our financial performance depends significantly on worldwide economic conditions and the related impact on levels of consumer spending, which have deteriorated in many countries and regions, including the U.S., and may not recover in the foreseeable future.  Demand for our products is adversely affected by negative macroeconomic factors affecting consumer spending.  The tightening of consumer credit, low level of consumer liquidity, and volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending primarily in the U.S. and European retail markets.  These and other economic factors have reduced demand growth for our products and harmed our business, financial condition and operating results, and to the extent such economic conditions continue, they could cause further harm to our business, financial condition and operating results.

The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and operating results in the past and may do so in the future.  The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand.  The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies and their customers’ products and declines in general economic conditions.  The flash memory industry has recently experienced significant excess supply, reduced demand, high inventory levels, and accelerated declines in selling prices.  If we again experience oversupply of NAND flash products, we may be forced to hold excessive inventory, sell our inventory below cost, and record inventory write-downs, all of which would place additional pressure on our results of operation and our cash position.

We depend on Flash Ventures and third parties for silicon supply and any disruption or shortage in our supply from these sources will reduce our revenues, earnings and gross margins. All of our flash memory products require silicon supply for the memory and controller components.  The substantial majority of our flash memory is currently supplied by Flash Ventures and to a much lesser extent by third-party silicon suppliers.  Any disruption or shortage in supply of flash memory from our captive or non-captive sources, including disruptions due to disasters, supply chain interruptions and other factors, would harm our operating results.

The concentration of Flash Ventures in Yokkaichi, Japan, magnifies the risks of supply disruption.  Earthquakes and power outages have resulted in production line stoppages and loss of wafers in Yokkaichi, and similar stoppages and losses may occur in the future.  For example, in the fourth quarter of fiscal year 2010, a brief power fluctuation at the Yokkaichi municipal power plant occurred that caused a disruption in operations at both Fab 3 and Fab 4, resulting in a loss of wafers and costs associated with bringing the fabs back on line.  In the first quarter of fiscal year 2011, a maintenance issue at Flash Ventures resulted in a brief power outage in Fab 4 which resulted in a loss of wafers and costs associated with bringing the Fab back on line.  Also, in the first quarter of fiscal year 2011, the March 11, 2011 earthquake and tsunami in Japan caused a brief tool shutdown at Flash Ventures which resulted in some wafer loss.  While the March 11, 2011 earthquake did not directly damage Flash Ventures’ facilities, the Yokkaichi location and Japan in general is often subject to earthquakes, which could result in production stoppage, a loss of wafers, the incurrence of significant costs, or supply chain shortages for memory production.  The March 11, 2011 earthquake has demonstrated the interdependency and risks of the global supply chain for production of our products.

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

In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources.  If our silicon vendors are unable to satisfy our requirements on competitive terms or at all, we may lose potential sales and market share, and our business, financial condition and operating results may suffer.  Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and operating results.

We and our suppliers rely upon certain rare earth materials that are necessary for the manufacturing of our products, and our business could be harmed if we or our suppliers experience shortages or delays of these rare earth materials.  Certain rare earth materials are critical to the manufacture of some of our products.  We and/or our suppliers acquire these materials from a number of countries, including the People’s Republic of China.  We cannot predict whether the government of China or any other nation will impose regulations, quotas or embargoes upon the materials incorporated into our products that would restrict the worldwide supply of such materials or increase their cost.  If China or any other major supplier were to restrict the supply available to us or our suppliers or increase the cost of the materials used in our products, we could experience a shortage in supply or an increase in production costs, which would harm our operating results.

Increased captive memory supply from Flash Forward may not produce results as expected.  In July 2010, we and Toshiba entered into an agreement to create Flash Forward to operate in Toshiba’s Fab 5, of which we own 49.9% and Toshiba owns 50.1%.  Fab 5 is designed to be built in two phases.  The Phase 1 building shell is expected to be completed in the second quarter of calendar year 2011, after which equipment outfitting is expected to begin, with initial NAND production scheduled for the third quarter of our fiscal year 2011.  However, if this new venture does not commence production as planned or does not meet anticipated manufacturing output, we may not have sufficient supply to meet demand, which may lead to a loss in market share and potential revenue growth.  Conversely, this new venture with Toshiba could harm our business and operating results if our committed supply exceeds demand for our products.  The adverse effects from excess supply could include significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs, and the impairment of our investment in this new venture with Toshiba.  Any future excess or shortage of supply could harm our business, financial condition and operating results.  In addition, because all of the Flash Ventures are located in close proximity, any risk of supply disruption at Toshiba’s Yokkaichi, Japan operations may impact all of our ventures with Toshiba, including this new venture, which could impact all of our captive memory wafer supply.

If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages.  The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment.  Semiconductor manufacturing yields and product reliability are a function of both design and manufacturing process technology, and production delays may be caused by equipment malfunctions, fabrication facility accidents or human error.  Yield problems may not be identified during the production process or solved until an actual product is manufactured and can be tested.  We have, from time-to-time, experienced yields that have adversely affected our business and operating results.  On more than one occasion, we have experienced adverse yields when we have transitioned to new generations of products.  If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and operating results.  For example, if the production ramp and/or yield of X2 and X3 NAND technology on the latest process node does not increase as expected, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and operating results will be harmed.

We depend on our captive assembly and test manufacturing facility in China and our business could be harmed if this facility does not perform as planned.  Our reliance on our captive assembly and test manufacturing facility near Shanghai, China has increased significantly and we now utilize this factory to satisfy a significant portion of our assembly and test requirements, to produce products with leading-edge technologies such as multi-stack die packages and to provide order fulfillment to certain locations.  In addition, our Shanghai facility is responsible for packaging and shipping our retail products within Asia and Europe.  Any delays or interruptions in production or the ability to ship product, or issues with manufacturing yields at our captive facility could harm our operating results and financial condition.  Furthermore, if we were to experience labor unrest, or strikes, or if wages were to significantly increase, our ability to produce and ship products could be impaired and we could experience higher labor costs, which could harm our operating results, financial condition, and liquidity.

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

In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business.  Successive generations of our products have incorporated semiconductors with greater memory capacity per chip.  The transition to new generations of products, such as products containing 24-nanometer and smaller process technologies and/or X3 NAND technologies, is highly complex and requires new controllers, new test procedures, potentially new equipment and modifications to numerous aspects of any manufacturing processes, as well as extensive qualification of the new products by our OEM customers and us.  If we fail to achieve OEM design wins with new technologies such as the use of X3 in embedded mobile applications, we may be unable to achieve the cost structure required to support our profit objectives.  There can be no assurance that technology transitions will occur on schedule, at the yields or costs that we anticipate, or that they will meet the specifications of certain customers or products.  If Flash Ventures encounters difficulties in transitioning to new technologies, our cost per gigabyte may not remain competitive with the costs achieved by other flash memory producers, which would harm our gross margins and financial results.  In addition, we could face design, manufacturing and equipment challenges when transitioning to the next generation of technologies beyond NAND.  Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.  We have periodically experienced significant delays in the development and volume production ramp-up of our products.  Similar delays could occur in the future and could harm our business, financial condition and operating results.

Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation.  Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products provide a warranty period, which ranges up to ten years.  Generally, our OEM customers have more stringent requirements than other customers and increases in OEM product revenue could require additional cost to test products or increase service costs and warranty claims.  Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources.  In addition, the substantial majority of our flash memory is supplied by Flash Ventures, and if the wafers contain errors or defects, our overall supply could be adversely affected.  These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, indemnification of our customer’s product recall costs, warranty claims and litigation.  We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and result in an adverse effect on our operating results and financial condition.

Our new products have, from time-to-time, been introduced with design and production errors at a rate higher than the error rate in our established products.  We must estimate warranty and similar costs for new products without historical information and actual costs may significantly exceed our recorded estimates.  Warranty and similar costs may be even more difficult to estimate as we increase our use of non-captive supply.  Underestimation of our warranty and similar costs would have an adverse effect on our operating results and financial condition.

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

From time-to-time, we overestimate our requirements and build excess inventory, or underestimate our requirements and have a shortage of supply, either of which could harm our financial results.  The majority of our products are sold directly or indirectly into consumer markets, which are difficult to accurately forecast.  Also, a substantial majority of our quarterly sales are from orders received and fulfilled in that quarter.  Additionally, we depend upon timely reporting from our retail and distributor customers as to their inventory levels and sales of our products in order to forecast demand for our products.  We have in the past significantly over-forecasted or under-forecasted actual demand for our products.  The failure to accurately forecast demand for our products will result in lost sales or excess inventory, both of which will harm our business, financial condition and operating results.  In addition, we may increase our inventory in anticipation of increased demand or as captive wafer capacity ramps.  If demand does not materialize, we may be forced to write-down excess inventory or write-down inventory to the lower of cost or market, as was the case in fiscal year 2008, which may harm our financial condition and operating results.

During periods of excess supply in the market for our flash memory products, we may lose market share to competitors who aggressively lower their prices.  In order to remain competitive, we may be forced to sell inventory below cost.  If we lose market share due to price competition or we must write-down inventory, our operating results and financial condition could be harmed.  Conversely, under conditions of tight flash memory supply, we may be unable to adequately increase our production volumes or secure sufficient supply in order to maintain our market share.  In addition, longer than anticipated lead times for advanced semiconductor manufacturing equipment or higher than expected equipment costs could negatively impact our ability to meet our supply requirements or to reduce future production costs.  If we are unable to maintain market share, our operating results and financial condition could be harmed.

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

We are exposed to foreign currency exchange rate fluctuations that could negatively impact our business, operating results and financial condition.  A significant portion of our business is conducted in currencies other than the U.S. dollar, which exposes us to adverse changes in foreign currency exchange rates.  These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.  Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen.  For example, the Japanese yen has significantly appreciated relative to the U.S. dollar and this has increased our cost of NAND flash wafers, negatively impacting our gross margins and operating results.  In addition, our investments in Flash Ventures are denominated in Japanese yen and strengthening of the Japanese yen would increase the cost to us of future funding or increase our exposure to asset impairments.  We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia.  Additionally, we have exposures to emerging market currencies, which can be extremely volatile.  An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened U.S. dollar could increase local operating expenses and the cost of raw materials to the extent purchased in foreign currencies.  We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

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

Our attempts to hedge against currency risks may not be successful, resulting in an adverse impact on our operating results.  In addition, if we do not successfully manage our hedging program in accordance with current accounting guidelines, we may be subject to adverse accounting treatment of our hedging program, which could harm our operating results.  There can be no assurance that this hedging program will be economically beneficial to us.  Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and other restrictions.  Operating losses, third party downgrades of our credit rating or instability in the worldwide financial markets could impact our ability to effectively manage our foreign currency exchange rate risk, which could harm our business, operating results and financial condition.

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

We may be unable to protect our intellectual property rights, which would harm our business, financial condition and operating results.  We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights.  In the past, we have been involved in significant and expensive disputes regarding our intellectual property rights and those of others, including claims that we may be infringing third-parties’ patents, trademarks and other intellectual property rights.  We expect that we will be involved in similar disputes in the future.

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
In addition, our competitors may be able to design their products around our patents and other proprietary rights.  We also have patent cross-license agreements with several of our leading competitors.  Under these agreements, we have enabled competitors to manufacture and sell products that incorporate technology covered by our patents.  While we obtain license and royalty revenue or other consideration for these licenses, if we continue to license our patents to our competitors, competition may increase and may harm our business, financial condition and operating results.

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

We and certain of our officers are at times involved in litigation, including litigation regarding our intellectual property rights or those of third parties, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings, which could materially harm our business.  We are often involved in a number of lawsuits, including among others, several cases involving our patents and the patents of third parties.  We are the plaintiff in some of these actions and the defendant in other of these actions.  Some of the actions seek injunctions against the sale of our products and/or substantial monetary damages, which if granted or awarded, could have a material adverse effect on our business, financial condition and operating results.

We and numerous other companies have been sued in the United States District Court of the Northern District of California in purported consumer class actions alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of state and federal laws.  The lawsuits purport to be on behalf of classes of purchasers of flash memory.  The lawsuits seek restitution, injunction and damages, including treble damages, in an unspecified amount.  We are unable to predict the outcome of these lawsuits and investigations.  The cost of discovery and defense in these actions as well as the final resolution of these alleged violations of antitrust laws could result in significant liability and expense and may harm our business, financial condition and operating results.

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

Moreover, from time-to-time, we agree to indemnify certain of our suppliers and customers for alleged patent infringement.  The scope of such indemnity varies but generally includes indemnification for direct and consequential damages and expenses, including attorneys’ fees.  We may, from time-to-time, be engaged in litigation as a result of these indemnification obligations.  Third-party claims for patent infringement are excluded from coverage under our insurance policies.  A future obligation to indemnify our customers or suppliers may have a material adverse effect on our business, financial condition and operating results.

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

Changes in the seasonality of our business may result in our inability to accurately forecast our product purchase requirements.  Sales of our products in the consumer electronics market are subject to seasonality.  For example, sales have typically increased significantly in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following fiscal year.  Changes in seasonality make it more difficult for us to forecast our business, especially in the current global economic environment and its corresponding decline in consumer confidence, which may impact typical seasonal trends.  Changes in the product or channel mix of our business can also impact seasonal patterns, adding to complexity in forecasting demand.  If our forecasts are inaccurate, we may lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and operating results.  This seasonality also may lead to higher volatility in our stock price, the need for significant working capital investments in receivables and inventory and our need to build inventory levels in advance of our most active selling seasons.

Because of our international business and operations, we must comply with numerous international laws and regulations, and we are vulnerable to political instability and other risks related to international operations.  Currently, a large portion of our revenues are derived from our international operations, and all of our products are produced overseas in China, Japan and Taiwan.  We are, therefore, affected by the political, economic, labor, environmental, public health and military conditions in these countries.  For example, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of intellectual property rights.  This results, among other things, in the prevalence of counterfeit goods in China.  The enforcement of existing and future laws and contracts remains uncertain, and the implementation and interpretation of such laws may be inconsistent.  Such inconsistency could lead to piracy and degradation of our intellectual property protection.  Although we engage in efforts to prevent counterfeit products from entering the market, those efforts may not be successful.  Our operating results and financial condition could be harmed by the sale of counterfeit products.  In addition, customs regulations in China are complex and subject to frequent changes, and in the event of a customs compliance issue, our ability to import to and export from our factory in Shanghai, China, could be adversely affected, which could harm our operating results and financial condition.

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

We may engage in business combinations that are dilutive to existing stockholders, result in unanticipated accounting charges or otherwise harm our operating results, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.  We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, collaborations, capital investments and the purchase, licensing or sale of assets.  If we issue equity securities in connection with an acquisition, the issuance may be dilutive to our existing stockholders.  Alternatively, acquisitions made entirely or partially for cash would reduce our cash reserves.

Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies.  We may experience delays in the timing and successful integration of acquired technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues.  In addition, key personnel of an acquired company may decide not to work for us.  The acquisition of another company or its products and technologies may also result in our entering into a geographic or business market in which we have little or no prior experience.  These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation, subject us to an increased risk of intellectual property and other litigation and increase our expenses.  These challenges are magnified as the size of the acquisition increases, and we cannot assure you that we will realize the intended benefits of any acquisition.  Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, the amortization of identifiable purchased intangible assets or impairment of goodwill, any of which could have a material adverse effect on our business, financial condition or operating results.

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

Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenues, costs and stock price.  Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer demand.  Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers.  Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers, or adversely affect consumer confidence.  We have substantial operations in Israel including a development center in Northern Israel, near the border with Lebanon, and a research center in Omer, Israel, which is near the Gaza Strip, areas that have experienced significant violence and political unrest.  Turmoil and unrest in Israel, the Middle East or other regions could cause delays in the development or production of our products.  This could harm our business and operating results.

Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could negatively impact our supply chain operations.  Our supply chain operations, including those of our suppliers and subcontractors, are concentrated in Milpitas, California; Raleigh, North Carolina; Astugi and Yokkaichi, Japan; Hsinchu, Taichung and Tainan, Taiwan; Dongguan, Shanghai and Shenzen, China and Singapore.  In the past, these areas have been affected by natural disasters such as earthquakes, tsunamis, floods and typhoons, and some areas have been affected by epidemics, such as avian flu or H1N1 flu.  If a natural disaster or epidemic were to occur in one or more of these areas, we could incur a significant work or production stoppage.  For example, a massive earthquake occurred in March 2011 resulting in a brief power outage at Fabs 3 and 4; which resulted in loss of wafers and increased cost to bring the Fabs back on line.  The impact of these potential events is magnified by the fact that we do not have insurance for most natural disasters, including earthquakes and tsunamis.  The impact of a natural disaster could harm our business and operating results.

Disruptions in global transportation could impair our ability to deliver or receive product on a timely basis or at all, causing harm to our financial results.  Our raw materials, work-in-process and finished product are primarily distributed via air.  If there are significant disruptions in air travel, we may not be able to deliver our products or receive raw materials.  For example, the volcanic eruption in Iceland in April 2010 halted air traffic for several days over Europe and disrupted other travel routes that pass through Europe, resulting in delayed delivery of our products to certain European countries.  In addition, a natural disaster that affects air travel in Asia could disrupt our ability to receive raw materials in, or ship finished product from, our Shanghai facility or our Asia-based contract manufacturers.  As a result, our business and operating results may be harmed.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.  We are subject to income tax in the U.S. and numerous foreign jurisdictions.  Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions.  We are subject to ongoing tax audits in various jurisdictions.  Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes.  For example, we are currently under a federal income tax audit by the U.S. Internal Revenue Service, or IRS, for fiscal years 2005 through 2008.  While we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, examinations are inherently uncertain and an unfavorable outcome could occur.  An unanticipated unfavorable outcome in any specific period could harm our operating results for that period or future periods.  The financial cost and our attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability.  The IRS audit may also impact the timing and/or amount of our refund claim.  In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process.  In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S.  Any of these changes could affect our profitability.

We may be subject to risks associated with environmental regulations.  Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the responsibility for environmentally safe disposal or recycling.  Such laws and regulations have recently been passed in several jurisdictions in which we operate, including Japan and certain states within the U.S.  Although we do not anticipate any material adverse effects in the future based on the nature of our operations and the focus of such laws, there is no assurance such existing laws or future laws will not harm our financial condition, liquidity or operating results.

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

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Convertible Senior Notes due 2013 and 1.5% Convertible Senior Notes due 2017.  We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest.  As of April 3, 2011, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $739 million based on the exchange rate at April 3, 2011.  In addition, we have significant commitments for the future fixed costs of Flash Ventures, and we will incur significant obligations with respect to Flash Forward as well as continued investment in Flash Partners and Flash Alliance.  Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

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

SANDISK CORPORATION
(Registrant)

Dated: May 10, 2011	By: /s/ Judy Bruner
Judy Bruner Executive Vice President, Administration and Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation of the Registrant.(incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).
3.2
Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 (No. 000-26734).

3.3
Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 5, 2002 (No. 333-85686).

3.4
Certificate of Amendment to the Amended Restated Certificate of Incorporation of the Registrant dated May 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated June 1, 2006 (No. 000-26734).

3.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated May 28, 2009 (No. 000-26734).

3.6
Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997 (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-K/A dated April 18, 1997 (No. 000-26734).

3.7
Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003(incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003 (No. 000-26734).

3.8	Amended and Restated Bylaws of SanDisk Corporation dated July 21, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated July 21, 2010 (No. 000-26734).
4.1
Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003 (No. 000-26734).

4.2
Amendment No. 1 to Rights Agreement by and between the Registrant and Computershare Trust Company, Inc., dated as of November 6, 2006(incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A/A dated November 8, 2006 (No. 000-26734).

4.3	SanDisk Corporation Form of Indenture (including notes) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated May 9, 2006 (No. 000-26734).
4.4
Indenture (including form of Notes) with respect to the Registrant’s 1.00% Convertible Senior Notes due 2013 dated as of May 15, 2006 by and between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated May 15, 2006 (No. 000-26734).

4.5
Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017 dated as of August 25, 2010 by and between the Registrant and The Bank of New York Mellon, N.A. (incorporated by reference to  Exhibit 4.1 to the Registrant’s Form 8-K dated August 18, 2010 (No. 000-26734).

12.1	Computation of ratio of earnings to fixed charges.(**)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(**)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(**)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(***)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(***)
101.1
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.(****)

**	Filed herewith.
***	Furnished herewith.
****
Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.