Form 10-Q
period 2011-07-03
SANDISK CORP
filed 2011-08-10
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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
Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Number of shares outstanding of the issuer’s common stock, $0.001 par value, as of July 3, 2011: 239,225,879.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 3, 2011	January 2, 2011
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$974,854	$829,149
Short-term marketable securities	1,719,354	2,018,565
Accounts receivable from product revenues, net	377,102	367,784
Inventory	553,753	509,585
Deferred taxes	138,460	104,582
Other current assets	143,956	203,027
Total current assets	3,907,479	4,032,692
Long-term marketable securities	2,584,332	2,494,972
Property and equipment, net	271,166	266,721
Notes receivable and investments in flash ventures with Toshiba	2,062,429	1,733,491
Deferred taxes	85,934	149,486
Goodwill	154,899	—
Intangible assets, net	330,127	37,404
Other non-current assets	91,441	61,944
Total assets	$9,487,807	$8,776,710

LIABILITIES
Current liabilities
Accounts payable trade	$181,377	$173,259
Accounts payable to related parties	275,611	241,744
Other current accrued liabilities	315,560	284,709
Deferred income on shipments to distributors and retailers and deferred revenue	254,152	260,395
Total current liabilities	1,026,700	960,107
Convertible long-term debt	1,759,217	1,711,032
Non-current liabilities	341,576	326,176
Total liabilities	3,127,493	2,997,315

Commitments and contingencies (see Note 12)

EQUITY
Stockholders’ equity
Preferred stock	—	—
Common stock	239	237
Capital in excess of par value	4,808,401	4,709,506
Retained earnings	1,285,167	812,653
Accumulated other comprehensive income	269,927	260,228
Total stockholders’ equity	6,363,734	5,782,624
Non-controlling interests	(3,420)	(3,229)
Total equity	6,360,314	5,779,395
Total liabilities and equity	$9,487,807	$8,776,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands, except per share amounts)
Revenues
Product	$1,281,960	$1,091,315	$2,492,207	$2,084,510
License and royalty	93,033	87,753	176,986	181,221
Total revenues	1,374,993	1,179,068	2,669,193	2,265,731
Cost of product revenues	753,307	629,554	1,490,799	1,212,907
Amortization of acquisition-related intangible assets	8,254	3,132	13,370	6,264
Total cost of product revenues	761,561	632,686	1,504,169	1,219,171
Gross profit	613,432	546,382	1,165,024	1,046,560
Operating expenses
Research and development	145,332	99,799	264,874	198,452
Sales and marketing	48,200	52,094	95,657	100,595
General and administrative	40,154	35,399	75,453	74,123
Amortization of acquisition-related intangible assets	730	291	730	583
Total operating expenses	234,416	187,583	436,714	373,753
Operating income	379,016	358,799	728,310	672,807
Interest income	16,658	12,219	32,119	24,619
Interest (expense) and other income (expense), net	(30,931)	(12,243)	(64,758)	(15,657)
Total other income (expense)	(14,273)	(24)	(32,639)	8,962
Income before income taxes	364,743	358,775	695,671	681,769
Provision for income taxes	116,353	100,881	223,157	189,184
Net income	$248,390	$257,894	$472,514	$492,585

Net income per share:
Basic	$1.04	$1.11	$1.98	$2.14
Diluted	$1.02	$1.08	$1.94	$2.07
Shares used in computing net income per share:
Basic	238,851	231,673	238,162	230,487
Diluted	243,862	239,801	243,718	238,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	July 3, 2011	July 4, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$472,514	$492,585
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(7,224)	(78,909)
Depreciation	57,637	69,105
Amortization	73,350	40,588
Provision for doubtful accounts	(2,954)	(2,599)
Share-based compensation expense	28,949	31,847
Excess tax benefit from share-based compensation	(11,811)	(13,728)
Impairments, restructuring and other	(19,445)	(16,238)
Other non-operating	41,683	18,939
Changes in operating assets and liabilities:
Accounts receivable from product revenues	(587)	(109,935)
Inventory	(34,001)	100,230
Other assets	(71,369)	23,577
Accounts payable trade	(3,457)	(19,072)
Accounts payable to related parties	33,867	14,953
Other liabilities	110,733	162,002
Total adjustments	195,371	220,760
Net cash provided by operating activities	667,885	713,345

Cash flows from investing activities:
Purchases of short and long-term marketable securities	(1,609,568)	(1,442,959)
Proceeds from sales of short and long-term marketable securities	1,471,780	691,711
Proceeds from maturities of short and long-term marketable securities	323,810	169,015
Acquisition of property and equipment	(61,353)	(37,414)
Investment in Flash Forward Ltd.	(18,333)	—
Distribution from FlashVision Ltd.	—	122
Notes receivable issuances, Flash Partners Ltd. and Flash Alliance Ltd.	(366,762)	—
Notes receivable proceeds, Flash Partners Ltd. and Flash Alliance Ltd.	85,096	—
Proceeds from sale of assets	—	17,767
Acquisition of Pliant Technology, Inc., net of cash acquired	(317,649)	—
Purchased technology and other assets	(100,000)	(1,982)
Net cash used in investing activities	(592,979)	(603,740)

Cash flows from financing activities:
Repayment of debt financing	—	(75,000)
Proceeds from employee stock programs	58,606	84,356
Excess tax benefit from share-based compensation	11,811	13,728
Net cash provided by financing activities	70,417	23,084
Effect of changes in foreign currency exchange rates on cash	382	3,958
Net increase in cash and cash equivalents	145,705	136,647
Cash and cash equivalents at beginning of the period	829,149	1,100,364
Cash and cash equivalents at end of the period	$974,854	$1,237,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of July 3, 2011, the Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2011 and July 4, 2010, and the Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2011 and July 4, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K filed with the SEC on February 23, 2011.  The results of operations for the three and six months ended July 3, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Presentation.  The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters consist of 13 weeks and generally end on the Sunday closest to March 31, June 30, and September 30, respectively.  The second quarters of fiscal years 2011 and 2010 ended on July 3, 2011 and July 4, 2010, respectively.  For accounting and disclosure purposes, the exchange rates at July 3, 2011 and July 4, 2010 of 80.92 and 87.68, respectively, were used to convert Japanese yen to U.S. dollars.  Certain prior period amounts have been reclassified in the financial statements and footnotes to conform to the current period presentation, including line items within “Cash flows from investing activities” in the Condensed Consolidated Statements of Cash Flows, and “Comprehensive income” in Note 8, “Accumulated Other Comprehensive Income.”

Organization and Nature of Operations.  The Company was incorporated in Delaware on June 1, 1988.  The Company designs, develops and markets flash storage products used in a wide variety of consumer electronics products.  The Company operates in one segment, flash memory storage products.

Principles of Consolidation.  The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries.  All intercompany balances and transactions have been eliminated.  Non-controlling interest represents the minority shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.

Use of Estimates.  The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  The estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, intellectual property claims, product returns, allowance for doubtful accounts, inventories, marketable securities and investments, impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructuring, contingencies, share-based compensation and litigation.  The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources.  Actual results could materially differ from these estimates.

Recent Accounting Pronouncements.  In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards.  This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The new guidance is to be adopted prospectively and early adoption is not permitted.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance related to the presentation of comprehensive income.  The guidance requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The new guidance is to be applied retrospectively and early adoption is permitted.  The Company will adopt the guidance beginning in the first quarter of fiscal year 2012 and does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Investments and Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2011 were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$580,665	$580,665	$—	$—
Fixed income securities	4,353,632	32,804	4,320,828	—
Equity securities	82,529	82,529	—	—
Derivative assets	12,758	—	12,758	—
Other	4,165	—	4,165	—
Total financial assets	$5,033,749	$695,998	$4,337,751	$—

Derivative liabilities	$50,979	$—	$50,979	$—
Total financial liabilities	$50,979	$—	$50,979	$—

Financial assets and liabilities measured at fair value on a recurring basis as of January 2, 2011 were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$587,973	$587,973	$—	$—
Fixed income securities	4,448,837	30,803	4,418,034	—
Equity securities	90,425	90,425	—	—
Derivative assets	19,462	—	19,462	—
Other	4,379	—	4,379	—
Total financial assets	$5,151,076	$709,201	$4,441,875	$—

Derivative liabilities	$76,762	$—	$76,762	$—
Total financial liabilities	$76,762	$—	$76,762	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2011, were presented on the Condensed Consolidated Balance Sheets as follows:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents(1)	$713,140	$584,065	$129,075	$—
Short-term marketable securities	1,719,354	102,821	1,616,533	—
Long-term marketable securities	2,584,332	9,112	2,575,220	—
Other current assets and other non-current assets	16,923	—	16,923	—
Total assets	$5,033,749	$695,998	$4,337,751	$—

Other current accrued liabilities	$48,626	$—	$48,626	$—
Non-current liabilities	2,353	—	2,353	—
Total liabilities	$50,979	$—	$50,979	$—

(1)	Cash equivalents exclude cash of $261.7 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of July 3, 2011.

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

As of July 3, 2011 and January 2, 2011, the Company had no financial assets or liabilities categorized as Level 3.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of July 3, 2011, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments.  Available-for-sale investments as of July 3, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Fixed income securities:
U.S. Treasury and government agency securities	$36,871	$34	$(4)	$36,901
U.S. government-sponsored agency securities	22,676	8	(16)	22,668
Corporate notes and bonds	840,916	3,612	(284)	844,244
Asset-backed securities	55,527	26	(71)	55,482
Mortgage-backed securities	5,732	42	—	5,774
Municipal notes and bonds	3,372,973	17,535	(1,945)	3,388,563
	4,334,695	21,257	(2,320)	4,353,632
Equity investments	68,164	14,365	—	82,529
Total available-for-sale investments	$4,402,859	$35,622	$(2,320)	$4,436,161

Available-for-sale investments as of January 2, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Fixed income securities:
U.S. Treasury and government agency securities	$36,015	$53	$(33)	$36,035
U.S. government-sponsored agency securities	24,336	85	—	24,421
Corporate notes and bonds	401,182	2,689	(196)	403,675
Asset-backed securities	10,069	45	(5)	10,109
Mortgage-backed securities	6,500	35	—	6,535
Municipal notes and bonds	3,972,268	9,435	(13,641)	3,968,062
	4,450,370	12,342	(13,875)	4,448,837
Equity investments	68,525	21,900	—	90,425
Total available-for-sale investments	$4,518,895	$34,242	$(13,875)	$4,539,262

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value and gross unrealized losses on the available-for-sale securities that have been in an unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of July 3, 2011, are summarized in the following table.  Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury and government agency securities	$13,544	$(4)	$—	$—
U.S. government-sponsored agency securities	20,119	(16)	—	—
Corporate notes and bonds	133,947	(284)	—	—
Asset-backed securities	40,102	(71)	—	—
Municipal notes and bonds	507,848	(1,945)	—	—
Total	$715,560	$(2,320)	$—	$—

Gross unrealized gains and losses related to publicly-traded equity investments are due to changes in market prices.  The Company has cash flow hedges designated to substantially mitigate risks of both gains and losses from certain of these equity investments, as discussed in Note 3, “Derivatives and Hedging Activities.”  The gross unrealized loss related to U.S. Treasury and government agency securities, corporate and municipal notes and bonds and asset-backed securities was primarily due to changes in interest rates.  The gross unrealized loss on all available-for-sale fixed income securities at July 3, 2011 was considered temporary in nature.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.  For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is more likely than not the Company will be required to sell the investments before the recovery of its amortized cost.

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities for the three and six months ended July 3, 2011 and July 4, 2010.

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Gross realized gains	$2,589	$8,718	$5,614	$11,707
Gross realized (losses)	(79)	(296)	(210)	(302)

Fixed income securities by contractual maturity as of July 3, 2011 are shown below.  Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$1,766,004	$1,769,300
Due after one year through five years	2,568,691	2,584,332
Total	$4,334,695	$4,353,632

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For certain of the Company’s financial instruments, including accounts receivable, short-term marketable securities and accounts payable, the carrying amounts approximate fair value due to their short maturities.  For those financial instruments where the carrying amounts differ from fair value, the following table presents the related carrying values and the fair values, which are based on quoted market prices as of July 3, 2011 and January 2, 2011.

	July 3, 2011		January 2, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
1% Sr. Convertible Notes due 2013	$1,024,073	$1,110,475	$993,199	$1,118,375
1.5% Sr. Convertible Notes due 2017	735,144	1,085,050	717,833	1,132,500
Total	$1,759,217	$2,195,525	$1,711,032	$2,250,875

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Derivatives and Hedging Activities

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

The Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  Changes in fair value (i.e., gains or losses) of the derivative instruments are recorded as cost of product revenues or other income (expense), or as accumulated other comprehensive income (“OCI”).  The Company does not offset or net the fair value amounts of derivative instruments and separately discloses the fair value amounts of the derivative instruments as either assets or liabilities.

Cash Flow Hedges.  The Company uses a combination of forward contracts and options designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen.  The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring.  Any gain or loss after a hedge is no longer designated because it is no longer probable of occurring or it is related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income or expense immediately, and represented a net loss of ($0.6) million, ($2.4) million, ($33) thousand and ($61) thousand for the three and six months ended July 3, 2011 and July 4, 2010, respectively.  As of July 3, 2011, the Company had forward contracts in place that hedged future purchases of approximately 35.0 billion Japanese yen, or approximately $433 million based upon the exchange rate as of July 3, 2011, and the net unrealized gain on the effective portion of these cash flow hedges was $8.8 million.  The forward contracts cover a portion of the Company’s future Japanese yen purchases that are expected to occur during the remainder of fiscal year 2011.

The Company has an outstanding cash flow hedge designated to mitigate equity risk associated with certain available-for-sale investments in equity securities.  The gain or loss on the cash flow hedge is reported as a component of accumulated OCI and will be reclassified into other income (expense) in the same period that the equity securities are sold.  The securities had a fair value of $82.5 million and $86.5 million as of July 3, 2011 and January 2, 2011, respectively.  The cash flow hedge designated to mitigate equity risk of these securities had a fair value of ($3.2) million and ($6.9) million as of July 3, 2011 and January 2, 2011, respectively.

Other Derivatives.  Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities.  Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at July 3, 2011 with realized and unrealized gains and losses included in other income (expense).  As of July 3, 2011, the Company had foreign currency forward contracts hedging exposures in European euros, British pounds and Japanese yen.  Foreign currency forward contracts were outstanding to buy and (sell) the U.S. dollar equivalent of approximately $394.3 million and ($355.3) million in foreign currencies, respectively, based upon the exchange rates at July 3, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company currently has two currency swap transactions with one counterparty to exchange Japanese yen for U.S. dollars.  One transaction has a notional amount of ($61.8) million, which requires the Company to maintain a minimum liquidity of $1.5 billion on or prior to June 24, 2012 and $1.0 billion thereafter.  The other transaction has a notional amount of ($259.5) million, which requires the Company to maintain a minimum liquidity of $1.0 billion.  Liquidity is defined as the sum of the Company’s cash and cash equivalents and short and long-term marketable securities.  Should the Company fail to comply with these covenants, the Company may be required to settle the unrealized gain or loss on the foreign exchange contracts prior to the original maturity.  The Company was in compliance with these covenants as of July 3, 2011.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts.  Fair value of derivative contracts as of July 3, 2011 and January 2, 2011 were as follows:

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	July 3, 2011	January 2, 2011	July 3, 2011	January 2, 2011
	(In thousands)
Designated cash flow hedges
Foreign exchange contracts	$9,101	$14,193	$—	$—
	9,101	14,193	—	—
Foreign exchange contracts not designated	3,204	4,389	453	880
Total derivatives	$12,305	$18,582	$453	$880

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	July 3, 2011	January 2, 2011	July 3, 2011	January 2, 2011
	(In thousands)
Designated cash flow hedges
Foreign exchange contracts	$316	$728	$—	$—
Equity market risk contract	3,157	6,861	—	—
	3,473	7,589	—	—
Foreign exchange contracts not designated	45,153	26,017	2,353	43,156
Total derivatives	$48,626	$33,606	$2,353	$43,156

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges.  The impact of the effective portion of designated cash flow derivative contracts on the Company's results of operations for the three and six months ended July 3, 2011 and July 4, 2010 was as follows:

	Three months ended				Six months ended
	Amount of gain (loss) recognized in OCI		Amount of gain reclassified from OCI to the Statement of Operations		Amount of gain (loss) recognized in OCI		Amount of gain reclassified from OCI to the Statement of Operations
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Foreign exchange contracts	$26,272	$9,691	$1,853	$5,429	$(279)	$11,212	$4,547	$8,630
Equity market risk contract	5,179	12,049	—	—	3,704	7,318	—	—

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

The impact of the ineffective portion and amount excluded from effectiveness testing on designated cash flow derivative contracts on the Company’s results of operations recognized in other income (expense) for the three and six months ended July 3, 2011 and July 4, 2010 was as follows:

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Foreign exchange contracts	$(630)	$(33)	$(2,440)	$(61)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations.  The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) for the three and six months ended July 3, 2011 and July 4, 2010 were as follows:

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Loss on foreign exchange contracts including forward point income	$(11,696)	$(21,371)	$(2,036)	$(14,650)
Gain from revaluation of foreign currency exposures hedged by foreign exchange contracts	12,900	18,501	2,070	9,959

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Balance Sheet Information

Accounts Receivable from Product Revenues, net.  Accounts receivable from product revenues, net, as of July 3, 2011 and January 2, 2011 were as follows:

	July 3, 2011	January 2, 2011
	(In thousands)
Trade accounts receivable	$558,079	$621,822
Allowance for doubtful accounts	(4,733)	(8,416)
Price protection, promotions and other activities	(176,244)	(245,622)
Total accounts receivable from product revenues, net	$377,102	$367,784

Inventory.  Inventories as of July 3, 2011 and January 2, 2011 were as follows:

	July 3, 2011	January 2, 2011
	(In thousands)
Raw material	$361,979	$314,027
Work-in-process	61,505	48,889
Finished goods	130,269	146,669
Total inventory	$553,753	$509,585

Other Current Assets.  Other current assets as of July 3, 2011 and January 2, 2011 were as follows:

	July 3, 2011	January 2, 2011
	(In thousands)
Royalty and other receivables	$49,630	$45,075
Prepaid expenses	39,221	11,025
Tax-related receivables	42,799	128,346
Other current assets	12,306	18,581
Total other current assets	$143,956	$203,027

Notes Receivable and Investments in the Flash Ventures with Toshiba.  Notes receivable and investments in the flash ventures with Toshiba Corporation (“Toshiba”) as of July 3, 2011 and January 2, 2011 were as follows:

	July 3, 2011	January 2, 2011
	(In thousands)
Notes receivable, Flash Partners Ltd.	$494,315	$578,604
Notes receivable, Flash Alliance Ltd.	1,026,940	653,699
Investment in Flash Partners Ltd.	243,157	238,601
Investment in Flash Alliance Ltd.	279,504	262,587
Investment in Flash Forward Ltd.	18,513	—
Total notes receivable and investments in flash ventures with Toshiba	$2,062,429	$1,733,491

Equity-method investments and the Company’s maximum loss exposure related to Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) are discussed further in Note 12, “Commitments, Contingencies and Guarantees – Flash Partners, Flash Alliance and Flash Forward” and Note 13, “Related Parties and Strategic Investments.”

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known.  Impairments, when required, are recorded in other income (expense).  The Company makes or will make long-term loans to Flash Ventures to fund new process technologies and additional wafer capacities.  The Company aggregates its notes receivable to Flash Ventures into one class of financing receivable due to the similar ownership interest and common structure of each entity within Flash Ventures.  For all reporting periods presented, no loans were past due and no loan impairments were recorded.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Current Accrued Liabilities.  Other current accrued liabilities as of July 3, 2011 and January 2, 2011 were as follows:

	July 3, 2011	January 2, 2011
	(In thousands)
Accrued payroll and related expenses	$98,174	$143,260
Derivative liabilities	48,626	33,606
Income taxes payable	29,396	9,751
Other accrued liabilities	139,364	98,092
Total other current accrued liabilities	$315,560	$284,709

Non-current liabilities.  Non-current liabilities as of July 3, 2011 and January 2, 2011 were as follows:

	July 3, 2011	January 2, 2011
	(In thousands)
Deferred tax liability	$37,779	$37,210
Income tax liabilities	204,624	200,579
Accrued restructuring	6,815	7,634
Other non-current liabilities	92,358	80,753
Total non-current liabilities	$341,576	$326,176

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Goodwill and Intangible Assets

Goodwill. Goodwill balances as of July 3, 2011 and January 2, 2011 are presented below:

Carrying Amount
(In thousands)
Balance as of January 2, 2011	$—
Acquisition of Pliant Technology, Inc.	154,899
Balance as of July 3, 2011	$154,899

Goodwill increased by approximately $154.9 million due to the Company’s acquisition of Pliant Technology, Inc. (“Pliant”) during the second quarter of fiscal year 2011.  See Note 14, “Business Acquisitions” regarding this acquisition.

Goodwill is not amortized, but is reviewed and tested for impairment at least annually, on the first day of the Company’s fourth quarter and whenever events or circumstances occur which indicate that goodwill might be impaired.  Impairment of goodwill is tested at the Company’s reporting unit level by comparing the carrying amount, including goodwill, to the fair value.

Intangible Assets.  Intangible asset balances as of July 3, 2011 and January 2, 2011 are presented below:

	July 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Core technology	$79,800	$(66,448)	$13,352
Developed product technology	172,800	(12,543)	160,257
Trademarks	5,300	(103)	5,197
Customer relationships	12,200	(593)	11,607
Covenants not to compete	700	(34)	666
Acquisition-related intangible assets	270,800	(79,721)	191,079
Technology licenses and patents	131,340	(28,492)	102,848
Total intangible assets subject to amortization	402,140	(108,213)	293,927
Acquired in-process research and development	36,200	—	36,200
Total intangible assets	$438,340	$(108,213)	$330,127

	January 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Core technology	$79,800	$(57,546)	$22,254
Developed product technology	11,400	(8,075)	3,325
Acquisition-related intangible assets	91,200	(65,621)	25,579
Technology licenses and patents	31,340	(19,515)	11,825
Total intangible assets	$122,540	$(85,136)	$37,404

Acquisition-related intangible assets increased in the six months ended July 3, 2011 due to the acquisition of Pliant.  Acquired in-process research and development relates to the acquisition of Pliant and is accounted for as an indefinite-lived intangible asset.  Upon completion of development, the acquired in-process research and development will be considered an amortizable finite-lived intangible asset.  Technology licenses and patents increased in the six months ended July 3, 2011 due to a technology license purchased from a third party.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The annual expected amortization expense of intangible assets as of July 3, 2011, excluding acquired in-process research and development, is presented below:

	Estimated Amortization Expense
	Acquisition-Related Intangible Assets	Technology Licenses and Patents
	(In thousands)
Fiscal Year:
2011(remaining six months)	$30,126	$12,309
2012	44,906	23,971
2013	35,938	22,671
2014	33,340	20,564
2015	33,340	20,000
2016	13,429	3,333
Total intangible assets subject to amortization	$191,079	$102,848

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Warranties

Liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets and the activity for the three and six months ended July 3, 2011 and July 4, 2010 was as follows:

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Balance, beginning of period	$21,205	$30,665	$24,702	$25,909
Additions	7,645	1,733	8,204	23,005
Usage	(5,694)	(6,093)	(9,750)	(22,609)
Balance, end of period	$23,156	$26,305	$23,156	$26,305

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt as of July 3, 2011 and January 2, 2011:

	July 3, 2011	January 2, 2011
	(In millions)
1% Notes due 2013	$1,150.0	$1,150.0
Less: Unamortized interest discount	(125.9)	(156.8)
Net carrying amount of 1% Notes due 2013	1,024.1	993.2

1.5% Notes due 2017	1,000.0	1,000.0
Less: Unamortized interest discount	(264.9)	(282.2)
Net carrying amount of 1.5% Notes due 2017	735.1	717.8
Total convertible long-term debt	$1,759.2	$1,711.0

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

The Company separately accounts for the liability and equity components of the 1% Notes due 2013.  The principal amount of the liability component of $753.5 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature.  The carrying value of the equity component was $396.5 million, as of July 3, 2011, unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the discount on the liability component for the three and six months ended July 3, 2011 and July 4, 2010.

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In millions)
Contractual interest coupon	$2.9	$2.9	$5.8	$5.8
Amortization of bond issuance cost	0.9	0.9	1.7	1.7
Amortization of bond discount	15.3	14.2	30.3	28.1
Total interest cost recognized	$19.1	$18.0	$37.8	$35.6

The effective interest rate on the liability component was 7.4% for the three and six months ended July 3, 2011 and July 4, 2010. The remaining unamortized interest discount of $125.9 million as of July 3, 2011 will be amortized over the remaining life of the 1% Notes due 2013, which is approximately 1.9 years.

Concurrent with the issuance of the 1% Notes due 2013, the Company sold warrants to acquire shares of its common stock at an exercise price of $95.03 per share.  As of July 3, 2011, the warrants had an expected life of approximately 2.1 years and expire in August 2013.  At expiration, the Company may, at its option, elect to settle the warrants on a net share basis.  As of July 3, 2011, the warrants had not been exercised and remain outstanding.  In addition, counterparties agreed to sell to the Company up to approximately 14.0 million shares of its common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share.  This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by it upon conversion of the 1% Notes due 2013.  As of July 3, 2011, the Company had not purchased any shares under this convertible bond hedge agreement.

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

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017.  The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature.  The carrying value of the equity component was $294.0 million as of July 3, 2011, unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the discount on the liability component for the three and six months ended July 3, 2011.

	Three months ended	Six months ended
	July 3, 2011	July 3, 2011
	(In millions)
Contractual interest coupon	$3.7	$7.5
Amortization of bond issuance costs	0.7	1.4
Amortization of bond discount	8.5	16.9
Total interest cost recognized	$12.9	$25.8

The effective interest rate on the liability component was 6.85% for the three and six months ended July 3, 2011. The remaining unamortized interest discount of $264.9 million as of July 3, 2011 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 6.1 years.

Concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to acquire shares of its common stock at an exercise price of $73.33 per share.  As of July 3, 2011, the warrants had an expected life of approximately 6.4 years and expire over 40 different dates from November 13, 2017 through January 10, 2018.  At each expiration date, the Company may, at its option, elect to settle the warrants on a net share basis.  As of July 3, 2011, the warrants had not been exercised and remain outstanding.  In addition, counterparties agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share.  This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017.  As of July 3, 2011, the Company had not purchased any shares under this convertible bond hedge agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Accumulated Other Comprehensive Income

Accumulated OCI, net of tax, presented in the accompanying Condensed Consolidated Balance Sheets consists of the accumulated unrealized gains and losses on available-for-sale investments, including the Company’s investments in equity securities, as well as currency translation adjustments relating to local currency-denominated subsidiaries and equity investees and the accumulated unrealized gains and losses related to derivative instruments accounted for as cash flow hedges under hedge accounting as of July 3, 2011 and January 2, 2011.

	July 3, 2011	January 2, 2011
	(In thousands)
Accumulated net unrealized gain on:
Available-for-sale investments	$21,185	$17,505
Foreign currency translation	239,748	231,255
Hedging activities	8,994	11,468
Total accumulated other comprehensive income	$269,927	$260,228

The following table presents comprehensive income for the three and six months ended July 3, 2011 and July 4, 2010:

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Net income	$248,390	$257,894	$472,514	$492,585
Non-controlling interest	(103)	(557)	(191)	(1,070)
	248,287	257,337	472,323	491,515
Change in accumulated unrealized gain (loss) on:
Available-for-sale investments	763	(14,255)	3,680	(12,842)
Foreign currency translation	56,663	66,826	8,493	48,630
Hedging activities	27,708	11,781	(2,474)	7,148
Comprehensive income	$333,421	$321,689	$482,022	$534,451

Non-controlling interest is included in Other income (expense) in the Condensed Consolidated Statements of Operations.

The following table presents the amount of income tax (benefit) expense allocated to the components of accumulated net unrealized gain (loss) for the three and six months ended July 3, 2011 and July 4, 2010:

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Available-for-sale investments	$7,583	$(8,590)	$9,260	$(549)
Foreign currency translation	10,268	18,308	682	11,653
Hedging activities	1,890	4,530	1,352	2,752
	$19,741	$14,248	$11,294	$13,856

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Share-Based Compensation

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

Pliant Technology, Inc. 2007 Stock Plan. The Pliant 2007 Stock Plan was assumed pursuant to the Company’s acquisition of Pliant on May 24, 2011, and no further grants were made under this plan after that date.  Unvested stock options that were outstanding under this plan on May 24, 2011 were assumed by the Company and will continue to be governed by the existing terms of the plan and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s termination of service with the Company.  Stock options granted under this plan generally vest as follows:  25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months of continued service.  See Note 14, “Business Acquisition.”

Valuation Assumptions.  The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares issued to employees, excluding unvested stock options assumed through the acquisition of Pliant, for the three and six months ended July 3, 2011 and July 4, 2010 was estimated using the following weighted average assumptions.

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Option Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.43	0.49	0.43	0.50
Risk free interest rate	1.33%	1.84%	1.68%	1.59%
Expected lives	4.3 years	4.3 years	4.3 years	3.8 years
Estimated annual forfeiture rate	8.57%	7.32%	8.57%	7.32%
Weighted average fair value at grant date	$16.11	$17.01	$17.75	$11.90

Employee Stock Purchase Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.43	0.59	0.43	0.59
Risk free interest rate	0.17%	0.18%	0.17%	0.18%
Expected lives	½ year	½ year	½ year	½ year
Weighted average fair value at purchase date	$13.79	$8.58	$13.79	$8.58

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Plan Activities

Stock Options and SARs.  A summary of stock option and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of July 3, 2011 and changes during the six months ended July 3, 2011, is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except exercise price and contractual term)
Options and SARs outstanding at January 2, 2011	20,393	$32.18	3.8	$393,996
Granted	2,512	45.32
Exercised	(2,274)	25.10		53,966
Forfeited	(276)	25.31
Expired	(218)	50.14
Options assumed through acquisition	209	4.35
Options and SARs outstanding at July 3, 2011	20,346	34.63	3.8	244,405
Options and SARs vested and expected to vest after July 3, 2011, net of forfeitures	18,881	35.05	3.7	221,588
Options and SARs exercisable at July 3, 2011	13,357	36.48	2.8	146,726

At July 3, 2011, the total compensation cost related to options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $70.6 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years.

Restricted Stock Units.  Restricted stock units (“RSUs”) are settled in shares of the Company’s common stock upon vesting on a one-for-one basis.  Typically, vesting of RSUs is subject to the employee’s continuing service to the Company.  The cost of these awards is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a straight-line basis over the requisite vesting period.

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the six months ended July 3, 2011 is presented below.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands, except for weighted average grant date fair value)
Non-vested share units at January 2, 2011	1,244	$28.64	$62,007
Granted	1,306	47.57
Vested	(355)	49.79	17,446
Forfeited	(59)	33.67
Non-vested share units at July 3, 2011	2,136	39.99	91,441

As of July 3, 2011, the Company had approximately $62.9 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 3.2 years.

Employee Stock Purchase Plan.  At July 3, 2011, there was approximately $0.8 million of total unrecognized compensation cost related to the Company’s ESPP that is expected to be recognized over a period of approximately 0.1 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense for the three and six months ended July 3, 2011 and July 4, 2010, respectively.

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Share-based compensation expense by caption:
Cost of product revenues	$1,090	$1,309	$2,032	$3,767
Research and development	7,684	6,544	14,928	13,346
Sales and marketing	2,867	3,152	5,042	5,340
General and administrative	2,717	3,972	6,947	9,394
Total share-based compensation expense	14,358	14,977	28,949	31,847
Total tax benefit recognized	(3,349)	(5,644)	(7,732)	(10,422)
Decrease in net income	$11,009	$9,333	$21,217	$21,425

Share-based compensation expense by type of award:
Stock options and SARs	$6,966	$9,248	$15,648	$20,761
RSUs	5,271	4,042	9,110	7,708
ESPP	2,121	1,687	4,191	3,378
Total share-based compensation expense	14,358	14,977	28,949	31,847
Total tax benefit recognized	(3,349)	(5,644)	(7,732)	(10,422)
Decrease in net income	$11,009	$9,333	$21,217	$21,425

Share-based compensation expense of $1.3 million and $0.9 million related to manufacturing personnel was capitalized into inventory as of July 3, 2011 and January 2, 2011, respectively.

The total grant date fair value of options and RSUs vested during the three and six months ended July 3, 2011 and July 4, 2010 was as follows:

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Fair value of options vested	$7,458	$8,884	$19,401	$25,033
Fair value of RSUs vested	1,227	705	10,345	8,944
Total fair value of options and RSUs vested	$8,685	$9,589	$29,746	$33,977

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Provision for Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three and six months ended July 3, 2011 and July 4, 2010.

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands, except percentages)
Provision for income taxes	$116,353	$100,881	$223,157	$189,184
Effective tax rate	31.9%	28.1%	32.1%	27.7%

The provision for income taxes for the six months ended July 3, 2011 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, tax-exempt interest income and the benefit from federal and California R&D credits.  The Company’s earnings and taxes resulting from foreign operations are largely attributable to the Company’s Irish, Chinese, Israeli and Japanese entities.  The provision for income taxes for the six months ended July 4, 2010 is lower compared to the same period in fiscal year 2011 due to the inclusion of benefits from release of the U.S. valuation allowance.  As of July 3, 2011, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for loss carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $175.3 million and $172.1 million as of July 3, 2011 and January 2, 2011, respectively.  Unrecognized tax benefits that would impact the effective tax rate in the future was approximately $72.9 million at July 3, 2011.  Interest and penalties included in income tax expense for the three and six months ended July 3, 2011 was $0.7 million and $1.3 million, respectively.

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

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S.  As of January 2, 2011, no provision had been made for U.S. income taxes or foreign withholding taxes on $195.4 million of undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest these earnings outside the U.S.  The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable.  If these earnings were distributed to the U.S., the Company would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended July 3, 2011 and July 4, 2010.

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands, except per share amounts)
Numerator for basic net income per share:
Net income	$248,390	$257,894	$472,514	$492,585
Denominator for basic net income per share:
Weighted average common shares outstanding	238,851	231,673	238,162	230,487
Basic net income per share	$1.04	$1.11	$1.98	$2.14

Numerator for diluted net income per share:
Net income	$248,390	$257,894	$472,514	$492,585
Interest on the 1% Notes due 2035, net of tax	—	—	—	157
Net income for diluted net income per share	$248,390	$257,894	$472,514	$492,742
Denominator for diluted net income per share:
Weighted average common shares	238,851	231,673	238,162	230,487
Incremental common shares attributable to exercise of outstanding employee stock options and SARs (assuming proceeds would be used to purchase common stock), and RSUs	5,011	8,128	5,556	7,294
Effect of dilutive 1% Notes due 2035	—	—	—	785
Shares used in computing diluted net income per share	243,862	239,801	243,718	238,566
Diluted net income per share	$1.02	$1.08	$1.94	$2.07

Anti-dilutive shares excluded from net income per share calculation	73,623	34,405	72,898	38,434

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt.  Diluted earnings per share include the dilutive effects of stock options, SARs and RSUs.  In addition, diluted earnings per share for the six months ended July 4, 2010 includes the dilutive effect of the Company’s 1% Convertible Notes due 2035 (“1% Notes due 2035”), which were redeemed in the first quarter of fiscal year 2010.  Certain common stock issuable under stock options, SARs, warrants, the 1% Notes due 2013 and the 1.5% Notes due 2017 have been omitted from the diluted net income per share calculation because their inclusion is considered anti-dilutive.

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

As of July 3, 2011, the Company had notes receivable from Flash Partners of $494.0 million, denominated in Japanese yen.  These notes are secured by the equipment purchased by Flash Partners using the note proceeds.  The Company has additional guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.”  At July 3, 2011 and January 2, 2011, the Company had an equity investment in Flash Partners of $243.2 million and $238.6 million, respectively, denominated in Japanese yen, offset by $73.9 million and $72.9 million, respectively, of cumulative translation adjustments recorded in accumulated OCI.  In the six months ended July 3, 2011 and July 4, 2010, the Company recorded a basis adjustment of $3.5 million and $4.8 million, respectively, to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

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

As of July 3, 2011, the Company had notes receivable from Flash Alliance of $1.03 billion, denominated in Japanese yen.  These notes are secured by the equipment purchased by Flash Alliance using the note proceeds.  The Company has additional guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.”  At July 3, 2011 and January 2, 2011, the Company had an equity investment in Flash Alliance of $279.5 million and $262.6 million, respectively, denominated in Japanese yen, offset by $77.8 million and $76.4 million, respectively, of cumulative translation adjustments recorded in accumulated OCI.  In the six months ended July 3, 2011 and July 4, 2010, the Company recorded a basis adjustment of $15.6 million and ($6.4) million, respectively, to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Flash Forward.  The Company has a 49.9% ownership interest in Flash Forward Ltd. (“Flash Forward”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2010.  In the venture, the Company and Toshiba collaborate to develop and manufacture NAND flash memory products.  In this venture, NAND flash memory products are manufactured by Toshiba at a new 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Forward.  Toshiba owns the Fab 5 building, which is adjacent to the site of the Company and Toshiba’s current Flash Partners and Flash Alliance ventures.  Fab 5 will be built in two phases.  In the second quarter of fiscal year 2011, the Phase 1 building shell construction was completed and initial NAND production began.  The Company committed to invest up to 50% of the initial ramp within Phase 1 of Fab 5, which is expected to occur in the second half of fiscal year 2011.  No timelines have been finalized for Phase 1 capacity expansions beyond 2011 or for the construction of Phase 2.  For Phase 1 expansion beyond the initial ramp, the Company has the option to make investments and share output on a 50/50 basis between the Company and Toshiba.  If and when Phase 2 is built, the Company is committed to 50% of an initial ramp in Phase 2, similar to that in Phase 1.  On completion of the second phase, Fab 5 is expected to be of similar size and capacity to Toshiba’s Fab 4.  The Company and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each party’s proportionate level of equipment funding.

At July 3, 2011, the Company had an equity investment in Flash Forward of $18.5 million, denominated in Japanese yen, offset by $0.2 million of cumulative translation adjustments recorded in accumulated OCI.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Liabilities

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both original and refinanced leases) in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at July 3, 2011.

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Yen in billions)	(Dollars in thousands)
Flash Partners
September 2006	Original	¥11.8	$146,472	2011
March 2007	Original	6.2	76,418	2012
February 2008	Original	2.4	29,815	2013
April 2010	Refinanced	3.3	39,609	2014
January 2011	Refinanced	5.3	65,657	2014
		29.0	357,971
Flash Alliance
November 2007	Original	13.2	162,764	2013
June 2008	Original	17.5	217,558	2013
		30.7	380,322
Total guarantee obligations		¥59.7	$738,293

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of July 3, 2011 in U.S. dollars based upon the exchange rate at July 3, 2011.

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(In thousands)
Year 1	$222,493	$145,038	$367,531
Year 2	109,853	170,988	280,841
Year 3	16,573	64,808	81,381
Year 4	954	7,586	8,540
Total guarantee obligations	$349,873	$388,420	$738,293

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Flash Partners.  Flash Partners sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements totaling 202.7 billion Japanese yen, or approximately $2.50 billion based upon the exchange rate at July 3, 2011.  As of July 3, 2011, the total amount outstanding from these master leases was 57.9 billion Japanese yen, or approximately $716 million based upon the exchange rate at July 3, 2011, of which the amount of the Company’s guarantee obligation of the Flash Partners’ master lease agreements, which reflects future payments and any lease adjustments, was 29.0 billion Japanese yen, or approximately $358 million based upon the exchange rate at July 3, 2011.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  Remaining master lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through the Company’s fiscal year 2014.  At each lease payment date, Flash Partners has the option of purchasing the tools from the lessors.  Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Partners that could result in an acceleration of Flash Partners’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”).  As of July 3, 2011, Flash Partners was in compliance with all of its master lease covenants.  As of July 3, 2011, the Company’s R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I.  As of July 3, 2011, the Company’s S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.  If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Partners would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Partners master lease agreements.

Flash Alliance.  Flash Alliance sells and leases back from lessors a portion of its tools and has entered into equipment master lease agreements totaling 200.0 billion Japanese yen, or approximately $2.47 billion based upon the exchange rate at July 3, 2011, of which 61.6 billion Japanese yen, or approximately $761 million based upon the exchange rate at July 3, 2011, was outstanding as of July 3, 2011.  As of July 3, 2011, the amount of the Company’s guarantee obligation of the Flash Alliance’s master lease agreements was 30.7 billion Japanese yen, or approximately $380 million based upon the exchange rate at July 3, 2011.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligation under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  Remaining master lease payments are due semi-annually and are scheduled to be completed in the Company’s fiscal year 2013.  At each lease payment date, Flash Alliance has the option of purchasing the tools from the lessors.  Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Alliance that could result in an acceleration of Flash Alliance’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from S&P or Moody’s or a minimum corporate rating of BB+ from R&I.  As of July 3, 2011, Flash Alliance was in compliance with all of its master lease covenants.  As of July 3, 2011, the Company’s R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I.  As of July 3, 2011, the Company’s S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.  If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Alliance would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Alliance master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

Indemnification Agreements.  The Company has agreed to indemnify suppliers and customers for alleged patent infringement.  The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees.  The Company may periodically engage in litigation as a result of these indemnification obligations.  The Company’s insurance policies exclude coverage for third-party claims for patent infringement.  Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers.  Historically, the Company has not made any significant indemnification payments under any such agreements.  As of July 3, 2011, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity.  The term of the indemnification period is for the officer’s, employee’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of July 3, 2011 or January 2, 2011, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances.  The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims.  This agreement provides limited protection for the Company against third party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third party patents.  The Company has not made any indemnification payments under any such agreements and as of July 3, 2011, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at July 3, 2011, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations.
	Total		1 Year or Less (6 months)	2 - 3 Years (Fiscal 2012 and 2013)	4 –5 Years (Fiscal 2014 and 2015)	More than 5 Years (Beyond Fiscal 2015)
	(In thousands)
Facility and other operating leases	$25,609		$4,851	$15,101	$5,086	$571
Flash Partners reimbursement for certain fixed costs including depreciation	945,698	(4)(5)	211,560	460,787	192,476	80,875
Flash Alliance reimbursement for certain fixed costs including depreciation	2,324,413	(4)(5)	489,461	1,043,416	579,833	211,703
Flash Forward equipment investments and expense reimbursement	1,096,553	(4)	205,824	581,866	216,947	91,916
Toshiba research and development	122,573	(4)	62,525	30,048	30,000	—
Capital equipment purchase commitments	41,973		41,481	293	199	—
1% Convertible senior notes principal and interest (1)	1,173,000		5,750	1,167,250	—	—
1.5% Convertible senior notes principal and interest (2)	1,097,500		7,500	30,000	30,000	1,030,000
Operating expense commitments	41,534		36,369	5,165	—	—
Noncancelable production purchase commitments (3)	373,317	(4)	373,317	—	—	—
Total contractual cash obligations	$7,242,170		$1,438,638	$3,333,926	$1,054,541	$1,415,065

Off-Balance Sheet Arrangements.
July 3, 2011
Guarantee of Flash Ventures equipment leases (6)	$738,293

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

(3)	Includes Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(4)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at July 3, 2011.

(5)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

(6)	The Company’s guarantee obligation, net of cumulative lease payments, is 59.7 billion Japanese yen, or approximately $738 million based upon the exchange rate at July 3, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has excluded $204.6 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at July 3, 2011.  The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements.  The leases expire at various dates from fiscal year 2011 through fiscal year 2016.  Future minimum lease payments at July 3, 2011 are presented below.

Fiscal Year	Lease Payments
(In thousands)
2011 (remaining 6 months)	$5,087
2012	10,331
2013	5,774
2014	3,498
2015	2,839
2016 and thereafter	571
28,100
Sublease income to be received in the future under noncancelable subleases	(2,491)
Net operating leases	$25,609

Net rent expense for the three and six months ended July 3, 2011 and July 4, 2010 was as follows:

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Rent expense, net	$1,951	$1,758	$3,847	$3,785

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Related Parties and Strategic Investments

Flash Ventures with Toshiba.  The Company owns 49.9% of each of the flash ventures with Toshiba and accounts for its ownership position under the equity method of accounting.  The Company’s obligations with respect to the Flash Ventures master lease agreements, take-or-pay supply arrangements and research and development cost sharing are described in Note 12, “Commitments, Contingencies and Guarantees.”  The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments.  Flash Ventures are variable interest entities.  The Company evaluated whether it is the primary beneficiary of any of the entities within Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities.  In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities.  The Company concluded based upon its 49.9% ownership in Flash Ventures, the voting structure of Flash Ventures and the manner in which the day-to-day operations of Flash Ventures are conducted that the Company lacked the power to direct most of the activities that most significantly impact Flash Ventures’ economic performance.

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures totaling approximately $746.8 million, $1.56 billion, $417.8 million and $931.2 million in the three and six months ended July 3, 2011 and July 4, 2010, respectively.  The Company received loan repayments from Flash Ventures of $85.1 million in the six months ended July 3, 2011.  At July 3, 2011 and January 2, 2011, the Company had accounts receivable from Flash Ventures of $9.2 million and zero, respectively.  At July 3, 2011 and January 2, 2011, the Company had accounts payable balances due to Flash Ventures of $274.6 million and $240.5 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as of July 3, 2011 and January 2, 2011, based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below.

	July 3, 2011	January 2, 2011
	(In millions)
Notes receivable	$1,521	$1,232
Equity investments	541	501
Operating lease guarantees	738	879
Prepayments	117	48
Maximum loss exposure	$2,917	$2,660

Solid State Storage Solutions LLC.  During the second quarter of fiscal year 2007, the Company formed Solid State Storage Solutions LLC (“S4”), a venture with third parties to license intellectual property.  S4 qualifies as a variable interest entity.  The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented.  The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities.  S4’s assets and liabilities were not material to the Company’s Condensed Consolidated Balance Sheets as of July 3, 2011 and January 2, 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Business Acquisition

Pliant Technology, Inc.  On May 24, 2011, the Company completed its acquisition of Pliant, a developer of enterprise flash storage solutions.  This acquisition represents a significant opportunity for the Company to participate in the enterprise storage solutions market.  The Company acquired 100% of the outstanding shares of Pliant through an all-cash transaction.  Included in the cash consideration is $22.0 million comprised of a $15.0 million bridge loan from the Company to Pliant in March 2011 and a $7.0 million bridge loan from the Company to Pliant in May 2011.  The total purchase price is comprised of the following:

Purchase Price
(in thousands)
Cash consideration	$321,088
Estimated fair value of replacement stock options related to precombination service	553
Total purchase price	$321,641

The Company assumed all unvested outstanding Pliant stock options, which were converted into options to purchase an aggregate of 0.2 million shares of the Company’s common stock.  The fair value of these unvested stock options was determined using the Black-Scholes-Merton valuation model.  The fair value of unvested replacement stock options as they relate to post-combination services will be recorded as operating expense over the remaining service periods.

Net Tangible Liabilities.  The allocation of the Pliant purchase price to the tangible assets acquired and liabilities assumed as of May 24, 2011, is summarized below.

Acquired Tangible Assets and Liabilities
(in thousands)
Cash	$3,439
Other assets	16,810
Total assets	20,249
Accounts payable	11,614
Other current liabilities	21,138
Total current liabilities	32,752
Non-current liabilities	9,949
Total liabilities assumed	42,701
Net tangible liabilities acquired	$(22,452)

Purchase Price Allocation.  The total purchase price was allocated to Pliant’s net tangible and intangible assets based upon their estimated fair values as of May 24, 2011.  The excess purchase price over the value of the net tangible liabilities and identifiable intangible assets was recorded as goodwill.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management.  These estimates include those related to the forecast used to value the intangible assets assumed, including the allocation of developed technology and in-process research and development, and the fair value of inventory and obligations related to excess committed purchases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allocation of the Pliant purchase price:
Purchase Price Allocation
(in thousands)
Net tangible liabilities acquired	$(22,452)
Intangible assets:
Developed technology	161,400
Trademarks	5,300
Customer relationships	12,200
In-process research and development	36,200
Covenants not to compete	700
Total intangible assets	215,800
Goodwill	154,899
Net deferred tax asset	(26,606)
Total purchase price	$321,641

The total weighted-average amortization period for finite-lived intangible assets is 4.8 years.  The intangible assets are amortized based on the period when the economic benefits of the intangible assets are expected to be utilized, which is straight-line.  The goodwill resulted from expected synergies from the transaction, including the Company’s supply of NAND flash and complementary products, which will enhance the Company’s overall product portfolio, and is not deductible for tax purposes.

Acquisition-related costs of $1.3 million related to legal, regulatory and accounting fees were expensed to the general and administrative expense line item on the Condensed Consolidated Statement of Operations during the three and six months ended July 3, 2011.  Pliant’s prior period financial results are not considered material to the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Litigation

The flash memory industry is characterized by significant litigation seeking to enforce patent and other intellectual property rights.  The Company’s patent and other intellectual property rights are primarily responsible for generating license and royalty revenue.  The Company seeks to protect its intellectual property through patents, copyrights, trademarks, trade secrets, confidentiality agreements and other methods, and has been and likely will continue to enforce such rights as appropriate through litigation and related proceedings.  The Company expects that its competitors and others who hold intellectual property rights related to its industry will pursue similar strategies.  From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties.  These and other parties could bring suit against the Company.  In each case listed below where the Company is the defendant, the Company intends to vigorously defend the action.  At this time, the Company does not believe it is reasonably possible that losses related to the litigation described below have occurred beyond the amounts, if any, which have been accrued.  However, legal discovery and litigation is highly unpredictable and future legal developments may cause current estimates to change in future periods.

Patent Infringement Litigation Initiated by SanDisk.  On October 24, 2007, the Company filed a Complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants:  Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corp., Silicon Motion, Inc. (Taiwan), Silicon Motion, Inc. (California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); Synergistic Sales, Inc. (“Synergistic”); USBest Technology, Inc. dba Afa Technologies, Inc. (“USBest”); Skymedi Corp. (“Skymedi”); Chipsbank Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Infotech Logistic LLC (“Infotech”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Power Quotient International Co., Ltd., and PQI Corp., (collectively, “PQI”); PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (Taiwan), Transcend Information Inc. (California, U.S.A.), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co., A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc.; Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”) EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”).  In this action, Case No. 07-C-0607-C (“the ’607 Action”), the Company initially asserted that the defendants infringed U.S. Patent No. 5,719,808 (the “’808 patent”), U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”).  The Company has since entered into a stipulation dismissing the ’332 patent.  The Company concurrently filed a second Complaint for patent infringement in the same Court against the following defendants:  Phison, Silicon Motion, Synergistic, USBest, Skymedi, Zotek, Infotech, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, A-DATA, Apacer, Behavior, and Dane-Elec.  In this action, Case No. 07-C-0605-C (“the ’605 Action”), the Company asserted that the defendants infringed U.S. Patent No. 6,149,316 (the “’316 patent”) and U.S. Patent No. 6,757,842 (the “’842 patent”).  The Company seeks damages and injunctive relief in both actions.  Settlement agreements have subsequently been reached with, and the Company has dismissed its claims against, Imation, Phison, Silicon Motion, Skymedi, Verbatim, Corsair, Add-On Computer Peripherals, EDGE, Infotech, Interactive, PNY, TSR and Welldone.  In addition, the Company’s claims against Chipsbank, Acer, Behavior, Dane-Elec, LG, PQI, USBest, Transcend, A-DATA, Apacer, Buffalo and Synergistic have been dismissed without prejudice.  In light of these settlements and dismissals, Kingston is the only remaining defendant.

Kingston answered the Company’s Complaints by denying infringement and raising several affirmative defenses and related counterclaims.  These defenses and related counterclaims include, among others, lack of standing, unclean hands, non-infringement, invalidity, unenforceability for alleged patent misuse, express license, implied license, patent exhaustion, waiver, laches and estoppel.

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

The Wisconsin Court entered an amended final judgment dismissing these actions on March 29, 2011.  The Company filed a timely notice of appeal from that judgment on April 19, 2011, and the U.S. Court of Appeals for the Federal Circuit docketed the Company's appeal on April 25, 2011.  The Company’s opening brief on appeal in the Federal Circuit was filed on July 25 2011.  Kingston’s responsive brief is currently due on September 6, 2011.  The case has also been assigned to the Federal Circuit’s mediation program.  A mediation is currently scheduled for September 9, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Federal Civil Antitrust Class Actions.  Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints.  On February 7, 2008, all of the civil complaints were consolidated into two Complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086.  Plaintiffs alleged the Company and a number of other manufacturers of flash memory and flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws and sought an injunction, damages, restitution, fees, costs, and disgorgement of profits.  The direct purchaser lawsuit was dismissed with prejudice.  On March 31, 2010, the Court denied the indirect purchaser plaintiffs’ class certification motion, and denied plaintiffs’ motion for leave to amend the Consolidated Amended Complaint to substitute certain class representatives.  On April 5, 2011, the Court denied the indirect purchaser plaintiffs’ motion for reconsideration of the class certification decision and on April 19, 2011, indirect purchaser plaintiffs filed a Rule 23(f) petition to the Ninth Circuit to request permission to appeal that decision.  On June 28, 2011, the Ninth Circuit denied that petition.  On July 12, 2011, indirect purchaser plaintiffs petitioned the Ninth Circuit for a rehearing.

Patent Infringement Litigation Initiated by SanDisk.  On May 4, 2010, the Company filed a Complaint for patent infringement in the United States District Court for the Western District of Wisconsin against Kingston and Imation.  The Company has since dismissed its claims against Imation in light of a confidential settlement agreement between the parties.  In this action, Case No. 3:10-cv-00243, the Company asserts U.S. Patent No. 7,397,713; U.S. Patent No. 7,492,660; U.S. Patent No. 7,657,702; U.S. Patent No. 7,532,511; U.S. Patent No. 7,646,666; U.S. Patent No. 7,646,667; and U.S. Patent No. 6,968,421.  The Company seeks damages and injunctive relief.  Kingston has answered the Complaint denying infringement and raising several affirmative defenses and related counterclaims.  These defenses and related counterclaims include, among others, non-infringement, invalidity, implied license, express license, unenforceability for alleged patent misuse, lack of standing, and bad faith litigation.  Kingston also asserted antitrust counterclaims against the Company alleging monopolization, attempted monopolization, and agreement in restraint of trade, all under the Sherman Act.  Kingston also asserted state law unfair competition counterclaims.  The Company has denied Kingston’s counterclaims.  The Court issued a Markman Order construing certain claim terms of the patents on March 16, 2011.  On June 10, 2011, the Company filed a motion seeking a summary judgment in connection with Kingston’s antitrust counterclaims and Kingston’s implied license defense.  Kingston filed a motion seeking a summary judgment of non-infringement concerning all of the Company’s asserted patent claims, invalidity of certain of those claims, and in connection with certain of the Company’s damages claims.  Briefing of these motions is substantially complete.  Discovery is ongoing and trial is scheduled to commence on November 7, 2011.

Ritz Camera Federal Antitrust Class Action.  On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the United States District Court for the Northern District of California, alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products.  The lawsuit, Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, Case No. 5:10-cv-02787-HRL, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present.  The Amended Complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use.  On February 24, 2011, the Court issued an Order granting in part and denying in part the Company’s motion to dismiss which resulted in Dr. Harari being dismissed as a defendant.  In addition, the Company filed a motion requesting that the Court certify for immediate interlocutory appeal the portion of its Order denying the Company’s motion to dismiss based on Plaintiff’s lack of standing to pursue Walker Process antitrust claims.  A hearing on that motion was held on May 6, 2011, but no order has yet been issued by the Court.  The Company answered the Complaint on March 10, 2011, denying all of Ritz’s allegations of wrongdoing.  Discovery is just beginning and under the current schedule a class certification hearing is scheduled for November 15, 2011, and trial is scheduled for August 20, 2012.

Samsung Federal Antitrust Action Against Panasonic and SD-3C.  On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed this action in the United States District Court for the Northern District of California, Case No. CV 10 3098 (ND Cal.), alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and SD-3C, LLC (“SD-3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws.  Such claims are based on, inter alia, alleged conduct related to the licensing practices and operations of SD-3C.  The Complaint further seeks a declaration that Panasonic and SD-3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable.  The Company is not named as a defendant in this case, but it established SD-3C along with Panasonic and Toshiba Corporation (“Toshiba”), and the Complaint includes various factual allegations concerning the Company.  Defendants filed a motion to dismiss on September 24, 2010, and thereafter plaintiff filed an amended complaint on October 14, 2010.  The First Amended Complaint is also based on alleged conduct related to the licensing practices and operations of the SD-3C, and contains the same claims as the original Complaint.  On December 1, 2010, the Panasonic defendants and SD-3C filed a motion to dismiss the First Amended Complaint.  Samsung filed its opposition to that motion on February 15, 2011, and defendants filed their reply on March 8, 2011.  The Court took the motion under submission without oral argument on March 31, 2011.  On May 25, 2011, the Court ordered that discovery be stayed until the Court rules on the pending motion to dismiss.

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action was filed on behalf of a nationwide class of indirect purchasers of Secure Digital (“SD”) cards alleging various claims against the Company, SD-3C, Panasonic, Toshiba, and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antirust and unfair competition laws, and common law (Oliver v. SD-3C LLC, et al., CV 11 11026 (N.D. Cal.)).  Plaintiffs allege the Company (along with the other members of SD-3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused plaintiffs to pay higher prices for SD cards.  The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD-3C LLC, CV 10 3098 (N.D. Cal.), described above.  On June 27, 2011, the parties stipulated that the time for defendants to respond to this complaint is extended, and discovery stayed, until 90 days after the Court issues an order on the pending motion to dismiss in the Samsung case, unless (1) there has been no ruling on the motion to dismiss by September 15, 2011, or (2) similar class actions are filed and defendants are unable to obtain a stay of those proceedings.  The Company received two demand letters dated March 30, 2011 pursuant to Massachusetts General Laws Chapter 93A § 9 (“93A Demand Letters”).  Both letters gave notice of intention to file a class action lawsuit on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD-3C, Panasonic; Toshiba, and Toshiba America Electronic Components, Inc. under Massachusetts unfair competition law if the Defendants do not tender a settlement.  These letters generally repeat the allegations in the antitrust cases filed against SD-3C and Panasonic defendants in Samsung Electronics Co., Ltd. v. Panasonic Corp., et al., CV 10 3098 (N.D. Cal.) and against the Company, SD-3C, Panasonic defendants, and Toshiba defendants in Oliver v. SD-3C LLC, et al., CV 11 11026 (N.D. Cal.).  On April 21, 2011, the Company responded to both letters detailing their deficiencies.  To date, there have been no further developments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IP Litigation Against SanDisk.  On November 12, 2010, Main Hastings, LLC (“Main Hastings”) filed a patent false marking case in the Eastern District of Texas, alleging that the Company sold and advertised the Company’s G3 and G4 Solid State Drive lines of products with expired patent numbers, in violation of 35 U.S.C. § 292.  The Complaint alleges that the Company intended to deceive the public by advertising or stating in related product literature that these products were patented, and seeks damages for each alleged violation.  On March 14, 2011, the case was transferred to the Northern District of California.  Main Hastings subsequently filed a First Amended Complaint on April 20, 2011, in which Main Hastings alleged false marking in connection with the following patents:  United States Patent No. 5,070,032, No. 5,095,344, No. 5,168,465, No. 5,172,338, No. 5,198,380, No. 5,200,959, No. 5,268,318, No. 5,268,870 and No. 5,272,669.  The Company filed a motion to dismiss the Complaint on July 1, 2011, and a hearing is scheduled for September 9, 2011.  No schedule has been set in the case.

Bankruptcy Court Proceedings of Circuit City Stores, Inc.  On November 10, 2008, Circuit City Stores, Inc. and its affiliated entities (the “Debtors”) filed petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”).  The Company has filed claims against the Debtors to recover amounts owed to the Company for products that the Company sold to the Debtors prior to the commencement of the Debtors’ bankruptcy case as well as for products sold to the Debtors after the commencement of the Debtors’ bankruptcy case.  On November 4, 2010, Alfred H. Siegel, as trustee of Circuit City Stores, Inc. Liquidating Trust (the “Trustee”), filed a lawsuit against the Company in the Bankruptcy Court.  The Trustee seeks to recover based on alleged claims for alleged preferential transfers that occurred during the 90-day period prior the commencement of the Debtors’ bankruptcy case, breach of contract and turnover of amounts allegedly owing to the Debtors by the Company.  The Company filed an answer to the Trustee’s Complaint on January 31, 2011.  The parties settled all outstanding matters as of June 15, 2011, and the case has been dismissed by the Bankruptcy Court.

Patent Infringement Litigation Initiated by SanDisk (United Kingdom).  On April 4, 2011, following the detention by Customs Authorities in the United Kingdom of several consignments of Universal Serial Bus (“USB”) flash drive products imported by Kingston Digital Europe Limited (“Kingston”), SanDisk IL Ltd. and SanDisk Corporation (the “Company”) commenced patent infringement proceedings against Kingston in the Patents Court in the Chancery Division of the High Court.  The subject matter of the proceedings concerns Kingston USB flash drive products suspected of infringing three Company patents, being European patents (UK) numbered 1,092,193, 1,548,604 and 1,746,413.  The Company seeks injunctive relief, damages, costs and associated remedies in those proceedings, which have been given High Court claim number HC11 C01111.  A further related company, Kingston Technology Europe Limited, was initially named in the proceedings but was removed after Kingston admitted to all importation of the relevant products.  Kingston filed its Defence (i.e., Defense) on May 19, 2011 denying infringement and seeking revocation of all three patents.  The Company joined issue with Kingston’s allegations in its Reply and Defence to Counterclaim served on July 6, 2011.  On July 14, 2011, the Court approved the time table and trial date as initially agreed between the parties.  Pursuant to the Order of the Court, the Company served Amended Particulars of Infringement on Kingston on July 6, 2011.  Kingston’s Amended Defence is due on August 4, 2011.  Discovery is due on November 11, 2011, and the evidence of fact and expert reports must be served by March 23, 2012 and May 25, 2012, respectively.  Trial is scheduled to commence the week of October 8, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations.  Forward-looking statements are subject to significant risks and uncertainties.  Our actual results may differ materially from the results discussed in these forward-looking statements.  Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in Part II, Item 1A, and elsewhere in this report.  Our business, financial condition or results of operations could be materially harmed by any of these or other factors.  We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.  References in this report to “SanDisk®,” “we,” “our,” and “us” refer collectively to SanDisk Corporation, a Delaware corporation, and its subsidiaries.

Overview

We are the inventor and leading supplier of NAND flash data storage products.  Our goal is to provide simple, reliable and affordable storage solutions for consumer use in a wide variety of formats and devices.  We sell our products globally to original equipment manufacturer, or OEM, and retail customers.

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

Our strategy is to be an industry-leading supplier of NAND flash storage solutions and to develop large scale markets for NAND-based storage products.  We intend to maintain our technology leadership by investing in advanced technologies and NAND flash memory fabrication capacity in order to produce leading-edge, low-cost NAND memory for use in a variety of end-products, including consumer, mobile phone and computing devices.  We are a one-stop-shop for our retail and OEM customers, selling in high volumes all major NAND flash storage card formats for our target markets.

Our results are primarily driven by worldwide demand for flash storage devices, which in turn primarily depends on end-user demand for consumer electronic products.  We believe the markets for flash storage are generally price elastic, meaning that a decrease in the price per gigabyte results in increased demand for higher capacities and the emergence of new applications for flash storage.  Accordingly, we expect that as we reduce the price of our flash devices, consumers will demand an increasing number of gigabytes and/or units of memory and that over time, new markets will emerge.  In order to profitably capitalize on this price elasticity, we must reduce our cost per gigabyte at a rate similar to the decrease in selling price per gigabyte, while at the same time increasing the average capacity and/or the number of product units enough to offset price declines.  We continually seek to achieve these cost reductions through technology improvements, primarily by increasing the amount of memory stored in a given area of silicon.

Our industry is characterized by rapid technology transitions.  Since our inception, we have been able to scale NAND technology through fourteen generations over approximately twenty years.  However, the pace at which NAND technology is transitioning to new generations is expected to slow due to inherent physical technology limitations.  We currently expect to be able to continue to scale our NAND technology through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost-effectively with the current NAND flash technology and architecture.  We also continue to invest in future alternative technologies, including our three dimensional, or 3D, Read/Write technology, which we believe may be a viable alternative to NAND, when NAND can no longer scale at a sufficient rate, or at all.  In the first quarter of fiscal year 2011, we made investments in Bit-Cost Scalable, or BiCS, and other technologies.  We believe BiCS technology, if successful, could enable further memory cost reductions beyond the NAND roadmap, until, and if, 3D Read/Write technology is developed and fully ramped into high volume production.  However, even when NAND flash can no longer be further scaled, we expect NAND and potential alternative technologies to coexist for an extended period of time.

On May 24, 2011, we completed the acquisition of Pliant Technology, Inc., or Pliant, a developer of enterprise flash storage solutions.  This acquisition represents a significant opportunity for us to participate in the enterprise storage solutions market.  We acquired all of the outstanding shares of Pliant through an all-cash transaction.  The total purchase price was $321.6 million.  Total acquisition-related costs of $1.3 million were expensed during the second quarter of fiscal year 2011.

Results of Operations
	Three months ended				Six months ended
	July 3, 2011	% of Revenues	July 4, 2010	% of Revenues	July 3, 2011	% of Revenues	July 4, 2010	% of Revenues
	(In millions, except percentages)
Product revenues	$1,282.0	93.2%	$1,091.3	92.6%	$2,492.2	93.4%	$2,084.5	92.0%
License and royalty revenues	93.0	6.8%	87.8	7.4%	177.0	6.6%	181.2	8.0%
Total revenues	1,375.0	100.0%	1,179.1	100.0%	2,669.2	100.0%	2,265.7	100.0%
Cost of product revenues	753.3	54.8%	629.6	53.4%	1,490.8	55.9%	1,212.9	53.5%
Amortization of acquisition-related intangible assets	8.3	0.6%	3.1	0.3%	13.4	0.4%	6.2	0.3%
Total cost of product revenues	761.6	55.4%	632.7	53.7%	1,504.2	56.3%	1,219.1	53.8%
Gross profit	613.4	44.6%	546.4	46.3%	1,165.0	43.7%	1,046.6	46.2%
Operating expenses
Research and development	145.3	10.6%	99.8	8.5%	264.9	9.9%	198.5	8.8%
Sales and marketing	48.2	3.5%	52.1	4.4%	95.7	3.6%	100.6	4.4%
General and administrative	40.2	2.9%	35.4	3.0%	75.4	2.9%	74.1	3.3%
Amortization of acquisition-related intangible assets	0.7	─	0.3	─	0.7	─	0.6	─
Total operating expenses	234.4	17.0%	187.6	15.9%	436.7	16.4%	373.8	16.5%
Operating income	379.0	27.6%	358.8	30.4%	728.3	27.3%	672.8	29.7%
Other income (expense)	(14.3)	(1.1%)	─	0.0%	(32.6)	(1.2%)	9.0	0.4%
Income before income taxes	364.7	26.5%	358.8	30.4%	695.7	26.1%	681.8	30.1%
Provision for income taxes	116.3	8.4%	100.9	8.5%	223.2	8.4%	189.2	8.4%
Net income	$248.4	18.1%	$257.9	21.9%	$472.5	17.7%	$492.6	21.7%

Product Revenues
	Three months ended			Six months ended
	July 3, 2011	July 4, 2010	Percent Change	July 3, 2011	July 4, 2010	Percent Change
	(In millions, except percentages)
OEM	$866.1	$709.6	22.1%	$1,669.5	$1,332.3	25.3%
Retail	415.9	381.7	9.0%	822.7	752.2	9.4%
Product revenues	$1,282.0	$1,091.3	17.5%	$2,492.2	$2,084.5	19.6%

The increase in our product revenues for the three months ended July 3, 2011, compared to the three months ended July 4, 2010, was due primarily to an increase in gigabytes sold of 72%, partially offset by a decline in average selling price per gigabyte of 31%.  OEM product revenues in the three months ended July 3, 2011 increased compared to the three months ended July 4, 2010 due primarily to increased sales of embedded products for mobile devices, including phones and tablets.  Retail product revenues in the three months ended July 3, 2011 increased compared to the three months ended July 4, 2010 due primarily to higher sales of cards for mobile devices.

The increase in our product revenues for the six months ended July 3, 2011, compared to the six months ended July 4, 2010, was due primarily to an increase in gigabytes sold of 75%, partially offset by a decline in average selling price per gigabyte of 31%.  OEM product revenues in the six months ended July 3, 2011 increased compared to the six months ended July 4, 2010 due primarily to increased sales of embedded products for mobile devices, including phones and tablets.  Retail product revenues in the six months ended July 3, 2011 increased compared to the six months ended July 4, 2010 due primarily to higher sales of cards for mobile devices and universal serial bus, or USB, drives.

Our ten largest customers represented approximately 54% and 51% of our total revenues in the three and six months ended July 3, 2011, respectively, compared to 45% and 44% in the three and six months ended July 4, 2010, respectively.  One customer represented 10% and 12% of our total revenues in the three and six months ended July 3, 2011, respectively.  No customer exceeded 10% of our total revenues in the three and six months ended July 4, 2010.

Geographical Product Revenues
	Three months ended					Six months ended
	July 3, 2011	% of Product Revenues	July 4, 2010	% of Product Revenues	Percent Change	July 3, 2011	% of Product Revenues	July 4, 2010	% of Product Revenues	Percent Change
	(In millions, except percentages)
United States	$174.1	13.6%	$170.4	15.6%	2.2%	$359.4	14.4%	$336.0	16.1%	7.0%
Europe, Middle East and Africa	165.7	12.9%	174.4	16.0%	(5.0%)	303.6	12.2%	336.4	16.1%	(9.7%)
Asia-Pacific	888.4	69.3%	712.1	65.3%	24.8%	1,738.7	69.8%	1,355.0	65.0%	28.3%
Other foreign countries	53.8	4.2%	34.4	3.1%	56.4%	90.5	3.6%	57.1	2.8%	58.4%
Product revenues	$1,282.0	100.0%	$1,091.3	100.0%	17.5%	$2,492.2	100.0%	$2,084.5	100.0%	19.6%

The increase in product revenues in Asia-Pacific, which includes Japan, for the three and six months ended July 3, 2011, compared to the three and six months ended July 4, 2010, was due primarily to increased sales of embedded products to our OEM customers.  Our retail sales in Asia-Pacific also increased due to increased consumer demand, particularly in China and India.  The increase in product revenues in the U.S. for the three months ended July 3, 2011, compared to the three months ended July 4, 2010, was due primarily to growth in retail sales of mobile products and USB drives.  The increase in product revenues in the U.S. for the six months ended July 3, 2011, compared to the six months ended July 4, 2010, was due primarily to growth in retail sales of imaging products and USB drives.  The decrease in product revenues in Europe, Middle East and Africa, or EMEA, for the three and six months ended July 3, 2011, compared to the three and six months, ended July 4, 2010 was due primarily to a decrease in sales into Europe to certain of our OEM customers.

License and Royalty Revenues
	Three months ended			Six months ended
	July 3, 2011	July 4, 2010	Percent Change	July 3, 2011	July 4, 2010	Percent Change
	(In millions, except percentages)
License and royalty revenues	$93.0	$87.8	5.9%	$177.0	$181.2	(2.3%)

The increase in our license and royalty revenues for the three months ended July 3, 2011, compared to the three months ended July 4, 2010, was due primarily to higher licensable flash memory revenues reported by our licensees.

The decrease in our license and royalty revenues for the six months ended July 3, 2011, compared to the six months ended July 4, 2010, was due primarily to a minimum payment from one of our licensees in the first quarter of fiscal year 2010 that did not reoccur in the first half of fiscal year 2011, partially offset by higher licensable flash memory revenues reported by our licensees.

Gross Profit and Margin
	Three months ended			Six months ended
	July 3, 2011	July 4, 2010	Percent Change	July 3, 2011	July 4, 2010	Percent Change
	(In millions, except percentages)
Product gross profit	$520.4	$458.6	13.5%	$988.0	$865.4	14.2%
Product gross margin (as a percent of product revenues)	40.6%	42.0%		39.6%	41.5%
Total gross margin (as a percent of total revenues)	44.6%	46.3%		43.7%	46.2%

The decrease in product gross margin for the three and six months ended July 3, 2011, compared to the three and six months ended July 4, 2010, was due primarily to the appreciation of the Japanese yen to the U.S. dollar for NAND memory purchases denominated in Japanese yen, increased sales of products incorporating non-captive purchased NAND memory, which has lower gross margins than captive produced NAND memory, and start-up costs incurred by Flash Forward Ltd., or Flash Forward, included in cost of sales beginning June 2011, offset by cost reductions exceeding average selling price reductions.  In addition, the six months ended July 3, 2011 included a $25 million charge related to a power outage that affected Flash Alliance Ltd., or Flash Alliance, in early March and the earthquake in Japan on March 11, 2011 that affected both Flash Alliance and Flash Partners Ltd., or Flash Partners.  The charges related to the power outage and earthquake included the cost of scrapped wafers, fixed costs associated with lost wafer output and costs to bring the fabs back to normal operations.

Research and Development
	Three months ended			Six months ended
	July 3, 2011	July 4, 2010	Percent Change	July 3, 2011	July 4, 2010	Percent Change
	(In millions, except percentages)
Research and development	$145.3	$99.8	45.6%	$264.9	$198.5	33.5%
Percent of revenue	10.6%	8.5%		9.9%	8.8%

The increase in our research and development expense for the three months ended July 3, 2011, compared to the three months ended July 4, 2010, was due primarily to $30.6 million in Flash Forward start-up costs and higher third-party engineering costs, a $10.4 million increase in employee-related costs related to increased headcount and compensation expense and a $4.5 million increase in depreciation and amortization expense.

The increase in our research and development expense for the six months ended July 3, 2011, compared to the six months ended July 4, 2010, was due primarily to $44.4 million in Flash Forward start-up costs and higher third-party engineering costs, a $16.2 million increase in employee-related costs related to increased headcount and compensation expense and a $5.9 million increase in depreciation and amortization expense.

Sales and Marketing
	Three months ended			Six months ended
	July 3, 2011	July 4, 2010	Percent Change	July 3, 2011	July 4, 2010	Percent Change
	(In millions, except percentages)
Sales and marketing	$48.2	$52.1	(7.5%)	$95.7	$100.6	(4.9%)
Percent of revenue	3.5%	4.4%		3.6%	4.4%

The decrease in our sales and marketing expense for the three months ended July 3, 2011, compared to the three months ended July 4, 2010, was due primarily to lower branding and merchandising costs of ($4.9) million, offset by higher employee-related costs of $0.7 million.

The decrease in our sales and marketing expense for the six months ended July 3, 2011, compared to the six months ended July 4, 2010, was due primarily to lower branding and merchandising costs of ($6.4) million, offset by higher employee-related costs of $1.2 million.

General and Administrative
	Three months ended			Six months ended
	July 3, 2011	July 4, 2010	Percent Change	July 3, 2011	July 4, 2010	Percent Change
	(In millions, except percentages)
General and administrative	$40.2	$35.4	13.6%	$75.4	$74.1	1.8%
Percent of revenue	2.9%	3.0%		2.9%	3.3%

The increase in our general and administrative expense for the three months ended July 3, 2011, compared to the three months ended July 4, 2010, was due primarily to an increase in legal and outside services costs of $4.1 million related to Pliant acquisition costs, tax and intellectual property-related services.

Our general and administrative expense for the six months ended July 3, 2011 did not change significantly in total or by expense category from the comparable period in fiscal year 2010.

Amortization of Acquisition-Related Intangible Assets
	Three months ended			Six months ended
	July 3, 2011	July 4, 2010	Percent Change	July 3, 2011	July 4, 2010	Percent Change
(In millions, except percentages)
Amortization of acquisition-related intangible assets	$0.7	$0.3	133.3%	$0.7	$0.6	16.7%
Percent of revenue	─	─		─	─

Amortization of acquisition-related intangible assets in the three and six months ended July 3, 2011 reflected increased amortization of intangible assets from the Pliant acquisition, which was completed on May 24, 2011.  The three and six months ended July 4, 2010 reflected the amortization of intangibles from the acquisition of MusicGremlin, Inc. in 2008, which were fully amortized in the third quarter of fiscal year 2010.

Other Income (Expense)
	Three months ended				Six months ended
	July 3, 2011	July 4, 2010		Percent Change	July 3, 2011	July 4, 2010	Percent Change
	(In millions, except percentages)
Interest income	$16.7		$12.2	(36.9%)	$32.1	$24.6	30.5%
Interest expense	(32.0)		(18.0)	77.8%	(63.6)	(35.6)	78.7%
Other income (expense), net	1.0		5.8	(82.8%)	(1.1)	20.0	(105.5%)
Total other income (expense), net	$(14.3)	$	─	(100.0%)	$(32.6)	$9.0	(462.2%)

The decrease in Total other income (expense), net for the three and six months ended July 3, 2011 compared to the three and six months ended July 4, 2010 was due primarily to higher interest expense related to the issuance in August 2010 of the 1.5% Notes due 2017.  The decrease in Other income (expense), net for the three months ended July 3, 2011, compared to the three months ended July 4, 2010, was primarily due to fewer sales of certain equity securities in a gain position.  The decrease in Other income (expense), net for the six months ended July 3, 2011, compared to the six months ended July 4, 2010, was primarily due to a non-recurring gain in the first quarter of fiscal year 2010 of $13 million related to the sale of the net assets of our mobile phone SIM card business.

Provision for Income Taxes
	Three months ended			Six months ended
	July 3, 2011	July 4, 2010	Percent Change	July 3, 2011	July 4, 2010	Percent Change
	(In millions, except percentages)
Provision for income taxes	$116.4	$100.9	15.4%	$223.2	$189.2	18.0%
Effective tax rate	31.9%	28.1%		32.1%	27.7%

The provision for income taxes for the six months ended July 3, 2011 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, tax-exempt interest income and the benefit from federal and California R&D credits.  Our earnings and taxes resulting from foreign operations are largely attributable to our Irish, Chinese, Israeli and Japanese entities.  The provision for income taxes for the six months ended July 4, 2010 is lower compared to the same period in fiscal year 2011 due to the inclusion of benefits from release of the U.S. valuation allowance.  As of July 3, 2011, we believe that most of our deferred tax assets are more likely than not to be realized, except for loss carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $175.3 million and $172.1 million as of July 3, 2011 and January 2, 2011, respectively.  Unrecognized tax benefits that would impact the effective tax rate in the future are approximately $72.9 million at July 3, 2011.  Interest and penalties included in the income tax expense for the three and six months ended July 3, 2011 were $0.7 million and $1.3 million, respectively.

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions.  In October 2009, the Internal Revenue Service commenced an examination of our federal income tax returns for fiscal years 2005 through 2008.  We do not expect a complete resolution to be reached during the next twelve months.  In addition, we are currently under audit by various state and international tax authorities.  We cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not materially harm our financial position, results of operations or liquidity.

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In millions except per share amounts)
Net income	$248.4	$257.9	$472.5	$492.6
Share-based compensation	14.4	15.0	28.9	31.9
Amortization of acquisition-related intangible assets	9.0	3.4	14.1	6.8
Convertible debt interest	23.8	14.2	47.2	28.1
Income tax adjustments	(17.6)	(32.7)	(34.1)	(76.6)
Non-GAAP net income	$278.0	$257.8	$528.6	$482.8

Diluted net income per share:	$1.02	$1.08	$1.94	$2.07
Share-based compensation	0.06	0.06	0.12	0.13
Amortization of acquisition-related intangible assets	0.04	0.02	0.06	0.03
Convertible debt interest	0.10	0.06	0.19	0.12
Income tax adjustments	(0.08)	(0.14)	(0.14)	(0.32)
Non-GAAP diluted net income per share:	$1.14	$1.08	$2.17	$2.03

Shares used in computing diluted net income per share (in thousands):
GAAP	243,862	239,801	243,718	238,566
Non-GAAP	243,889	238,807	243,727	237,652

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

Liquidity and Capital Resources

Our cash flows were as follows:
	Six months ended
	July 3, 2011	July 4, 2010	Percent Change
	(In millions, except percentages)
Net cash provided by operating activities	$667.9	$713.3	(6.4%)
Net cash used in investing activities	(593.0)	(603.8)	(1.8%)
Net cash provided by financing activities	70.4	23.1	204.8%
Effect of changes in foreign currency exchange rates on cash	0.4	4.0	(90.0%)
Net increase in cash and cash equivalents	$145.7	$136.6	6.7%

Operating Activities.  The decrease in cash provided by operations in the first six months of fiscal year 2011, compared to the first six months of fiscal year 2010, was primarily due to a usage of cash for inventory in the first six months of fiscal year 2011 compared to a cash inflow from inventory in the first six months of fiscal year 2010.  Cash flow from inventory decreased due to increased inventory on hand to support future sales and from the acquisition of Pliant.  Cash flow from other assets resulted in a usage of cash compared to the prior year primarily due to prepayments of building-related costs for Flash Forward of ($62.2) million.  Cash used in accounts receivable was less in fiscal year 2011 than in 2010 due primarily to timing of collections of accounts receivable balances.

Investing Activities.  Net cash used in investing activities in the first six months of fiscal year 2011 was primarily related to net loans and investments made to Flash Partners, Flash Alliance and Flash Forward, collectively referred to as Flash Ventures, of ($300.0) million, cash used for the Pliant acquisition of ($317.6) million, purchases of technology and other assets of ($100.0) million and acquisition of property and equipment of ($61.4) million, offset by net proceeds from short and long-term marketable securities of $186.0 million.  In the first six months of fiscal year 2010, net cash used in investing activities was primarily related to a net purchase of short and long-term marketable securities of ($582.2) million and acquisition of property and equipment of ($37.4) million, offset by proceeds of $17.8 million related to the sale of the net assets of our mobile phone SIM card business.

Financing Activities.  Net cash provided by financing activities for the first six months of fiscal year 2011 was $70.4 million, as compared to net cash provided by financing activities of $23.1 million in the first six months of fiscal year 2010, primarily due to the redemption of our $75 million convertible notes in the first quarter of fiscal year 2010 and lower cash from employee stock programs in the six months ended July 3, 2011.

Liquid Assets.  At July 3, 2011, we had cash, cash equivalents and short-term marketable securities of $2.69 billion.  We had $2.58 billion of long-term marketable securities which we believe are also liquid assets, but are classified as long-term due to the remaining contractual maturity of the investment being greater than one year.

Short-Term Liquidity.  As of July 3, 2011, our working capital balance was $2.88 billion.  For fiscal year 2011, we expect our portion of capital investments in Flash Ventures, including investments by Flash Ventures’ working capital, plus our investment in non-fab property, plant and equipment to be approximately $1.4 billion to $1.6 billion.  We expect our cash usage for these investments, including loans and investments to Flash Ventures and purchases of property, plant and equipment, for fiscal year 2011 to be approximately $800 million to $900 million, of which we expect to pay approximately $440 million to $540 million in the remaining six months of fiscal year 2011.

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

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements.  The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from Standard & Poors, or S&P, or Moody’s Corporation, or Moody’s, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of July 3, 2011, Flash Ventures was in compliance with all of its master lease covenants.  As of July 3, 2011, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I.  As of July 3, 2011, our S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.

If both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $738.3 million outstanding lease obligations covered by our guarantee under such Flash Ventures master lease agreements, based upon the exchange rate at July 3, 2011, which would negatively impact our short-term liquidity.

As of July 3, 2011, the amount of cash and cash equivalents and short and long-term marketable securities held by foreign subsidiaries was $664.3 million.  We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S.  As of January 2, 2011, no provision had been made for U.S. income taxes or foreign withholding taxes on $195.4 million of undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S.  We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable.  If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

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

Financing Arrangements.  At July 3, 2011, we had $1.15 billion aggregate principal amount of 1% Notes due 2013 outstanding and $1.00 billion aggregate principal amount of 1.5% Notes due 2017 outstanding.  See Note 7, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more detail.

Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share.  As of July 3, 2011, the warrants had an expected life of approximately 2.1 years and expire in August 2013.  At expiration, we may, at our option, elect to settle the warrants on a net share basis.  As of July 3, 2011, the warrants had not been exercised and remain outstanding.  In addition, concurrent with the issuance of the 1% Notes due 2013, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes due 2013.  As of July 3, 2011, we had not purchased any shares under this convertible bond hedge agreement.

Concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire shares of our common stock at an exercise price of $73.33 per share.  As of July 3, 2011, the warrants had an expected life of approximately 6.4 years and expire over 40 different dates from November 13, 2017 through January 10, 2018.  At each expiration date, we may, at our option, elect to settle the warrants on a net share basis.  As of July 3, 2011, the warrants had not been exercised and remained outstanding.  In addition, concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a conversion price of $52.37 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remains outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017.  As of July 3, 2011, we had not purchased any shares under this convertible bond hedge agreement.

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

For semiconductor fixed assets that are leased by Flash Ventures, we and Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into from June 2006 through June 2008 and refinanced master lease agreements entered into from April 2010 through January 2011.  These master lease obligations are denominated in Japanese yen and are noncancelable.  Our total master lease obligation guarantee as of July 3, 2011 was 59.7 billion Japanese yen, or approximately $738 million based upon the exchange rate at July 3, 2011.

In the first six months of fiscal year 2011, we made a $62.2 million prepayment for Flash Forward building-related costs, of which $21.0 million was classified as short-term and $41.2 million was classified as long-term as of July 3, 2011.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for the Flash Ventures in order to convert to new process technologies or add wafer capacity.  Flash Partners has previously reached full wafer capacity.  Flash Alliance reached full wafer capacity in the first quarter of fiscal year 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at July 3, 2011, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 12, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

There were no significant changes to our critical accounting policies during the fiscal quarter ended July 3, 2011 other than our accounting policy for valuation of long-lived assets, intangible assets and goodwill, as discussed below.  For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K filed on February 23, 2011.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We perform tests for impairment of long-lived assets whenever events or circumstances suggest that other long-lived assets may not be recoverable.  An impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets are less than the carrying value of the asset we are testing for impairment.  If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value based primarily upon forecasted discounted cash flows.  These forecasted discounted cash flows include estimates and assumptions related to revenue growth rates and operating margins, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables.  Our estimates of market segment growth and our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business.  Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information.  If future forecasts are revised, they may indicate or require future impairment charges.  We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.

We perform our annual impairment analysis of goodwill and indefinite-lived intangible assets (such as in-process research and development) on the first day of the fourth quarter of each year, or more often if there are indicators of impairment present.  We perform a two-step impairment test on goodwill.  In the first step, or Step 1, we compare our fair value to our carrying value.  If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired and we are not required to perform further testing.  If the carrying value of the net assets exceeds the fair value, then we must perform the second step, or Step 2, of the impairment test in order to determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.  To determine the fair value used in Step 1, we use our market capitalization based upon our quoted closing stock price reported by the Nasdaq Global Select Market, including an estimated control premium that an investor would be willing to pay for a controlling interest in us.  The determination of a control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits.  When we are required to perform a Step 2 analysis, determining the fair value of our net assets and our off-balance sheet intangibles used in Step 2 requires us to make judgments and involves the use of significant estimates and assumptions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  As of July 3, 2011, a hypothetical 50 basis point increase in interest rates would result in an approximate $27.9 million decline (less 0.64%) of the fair value of our available-for-sale debt securities.

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

At July 3, 2011, we had foreign currency forward contracts and cross currency swap contracts in place that amounted to a net sale in U.S. dollar equivalent of approximately $282.3 million in foreign currencies to hedge our foreign currency denominated monetary net asset position.  The maturities of these contracts were 27 months or less.

At July 3, 2011, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $432.8 million to partially hedge our expected future wafer purchases in Japanese yen.  The maturities of these contracts were 8 months or less.

The notional amount and unrealized gain or loss of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of July 3, 2011 is shown in the table below.  In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.  These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of July 3, 2011	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges
Cross currency swap contracts entered	$(321.3)	$(44.1)	$(34.7)
Forward contracts sold	(355.3)	(2.3)	(38.5)
Forward contracts purchased	394.3	2.6	43.6
Total net outstanding contracts	$(282.3)	$(43.8)	$(29.6)

The notional amount and fair value of our outstanding forward contracts that are designated as cash flow hedges as of July 3, 2011 is shown in the table below.  In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Fair Value as of July 3, 2011	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Cash flow hedges
Forward contracts purchased	$432.8	$8.7	$(39.1)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we do hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk.  We also hold available-for-sale equity securities in semiconductor wafer manufacturing companies.  As of July 3, 2011, a reduction in price of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $8.3 million.

The recent S&P downgrade of U.S. long-term sovereign credit rating and the risk of additional future downgrades or related downgrades could reduce the investment choices for our cash and marketable securities portfolio, which could negatively impact our non-operating results.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at July 3, 2011.  Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of July 3, 2011.  Based on their evaluation as of July 3, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended July 3, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 15, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1I, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2011.

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
  increased cost of our supply, reduced supply availability and fluctuations, including reductions, in demand due to customer supply chain issues resulting from the effects of the March 11, 2011 earthquake and tsunami in Japan;
  insufficient or mis-matched supply from captive flash memory sources, inability to obtain non-captive flash memory supply of the right product mix with adequate margins and quality in the time frame necessary to meet demand, or inability to realize a positive margin on non-captive purchases;
  our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals, non-renewals, business performance of our licensees, or if licensees or we fail to perform on contractual obligations;
  inability to develop or unexpected difficulties or delays in developing, manufacturing with acceptable yields, or ramping, new technologies such as 24-nanometer, 19-nanometer or subsequent process technologies, X3 NAND memory architecture, 3-Dimensional, or 3D, Read/Write, Extreme Ultra-Violet lithography, Bit-Cost Scalable, or BiCS, technology or other advanced alternative technologies;
  inability to adequately invest in future technologies and products while managing operating expenses and profit margins;
  insufficient non-memory materials or capacity from our suppliers and contract manufacturers to meet demand or increases in the cost of non-memory materials or capacity;
  potential delays in product development or lack of acceptance of our client or enterprise SSD products;
  inability to maintain or grow our sales of our non-branded products, wafers and components, or potential loss of branded product sales as a result;
  variability in demand from our OEM customers due to fluctuations in the sales of their products;
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

We require an adequate level of product gross margins to continue to invest in our business.  Our ability to generate sufficient product gross margins and profitability to invest in our business depends in part on industry and our supply/demand balance, our ability to reduce our cost per gigabyte at an equal or higher rate than the price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers, and our ability to manage expenses.  For example, we experienced negative product gross margins for fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write downs.  Since the second half of 2010, we have invested in expanded wafer capacity in Flash Alliance.  In July 2010, we and Toshiba entered into an agreement to create Flash Forward to operate a 300-millimeter wafer fabrication facility in Fab 5.  In the second quarter of fiscal year 2011, the Phase 1 building shell construction was completed and initial NAND production began.  We will need an adequate level of product gross margins to sufficiently fund these capital expansions.  If we fail to maintain adequate product gross margins and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities, including funding technology development and capacity expansion.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers, or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer.  Our ten largest customers or licensees represented approximately 54% and 51% of our total revenues in the three and six months ended July 3, 2011, respectively, compared to 45% and 44% in the three and six months ended July 4, 2010, respectively.  One customer represented 10% and 12% of our total revenues in the three and six months ended July 3, 2011.  No customer exceeded 10% of our total revenues in the three and six months ended July 4, 2010.  The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and we expect fluctuations to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period.  If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer.  If we fail to comply with the contractual terms of our significant customer contracts, the business covered under these contracts and our financial results may be harmed.  Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and patents expire or if licensees fail to perform on a portion or all of their contractual obligations.  Our sales are generally made from standard purchase orders rather than long-term contracts.  Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty.

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

The natural disaster in Japan could disrupt our operations and those of our suppliers and harm our business and operating results. While the March 11, 2011 earthquake and tsunami in Japan resulted in limited downtime and loss of wafers for Flash Ventures, we may experience significant supply chain disruptions and reduction in demand that could harm our business and results of operation.  A number of companies that supply Flash Ventures with raw materials, equipment, products and production supplies, such as silicon wafers, chemicals, gases and other consumables, maintain facilities in Japan, and any negative impact on these suppliers from the earthquake and tsunami may affect the availability and price of these items used in the production of memory wafers.  Our technology transitions and capacity expansions in Flash Ventures are dependent on the availability of fab tools and other equipment, many of which are sourced in Japan, and any delay in timely procurement of this equipment could harm our business.  Other factors that could impact Flash Ventures, Flash Ventures’ suppliers and our products include disruption of stable power supply, the impact of the damaged nuclear power plant, including radiation contamination, infrastructure issues such as transportation disruption, and workforce availability.  Due to the disruption to Japan-based suppliers, we and Flash Ventures have qualified new suppliers for certain materials, which could lead to increased costs, reduced yields and delays in technology transitions, captive supply ramp or wafer output.

The earthquake and tsunami may also harm our ability to assemble our products.  Certain materials used in the assembly of our products are primarily sourced from Japan, and disruption in the production of these materials by our Japanese suppliers, or the ability of our Japanese suppliers to transport these materials, could result in supply shortages, causing harm or delay to the assembly of our products.

Our OEM customers may not be able to obtain sufficient supply of materials and components required for the production of their products, which could reduce or cause fluctuations in sales of these products to end-users.  If our OEM customers are unable to obtain adequate supplies of components needed for the manufacture of their products that incorporate our products, or if their operations are otherwise disrupted by the natural disasters in Japan, we may experience delays or cancellation of orders from our OEM customers, particularly in the mobile phone market which generates a substantial portion of our total revenues.  The volatility and potential strengthening of the Japanese yen against the U.S. dollar due to the flow of investment into Japan as it rebuilds could increase our cost of wafers.  As a result of any of these factors, our net sales and operating results could be harmed.

Our inability to obtain sufficient flash memory supply could cause us to lose sales and market share and harm our operating results.  We are currently experiencing growth in demand for our flash memory products, and demand from our customers may exceed the supply or may not match the available supply of captive and non-captive flash memory available to us.  It is uncertain whether additional supply provided by captive technology transitions or fab expansions will enable us to meet expected demand.  While we have various sources of non-captive supply, our purchases of non-captive supply may be limited due to the required advanced purchase order lead-times, the product mix available and the high cost of this non-captive supply.  Our inability to obtain adequate or the right mix of supply to meet demand may cause us to lose sales, market share and corresponding profits, which would harm our operating results.

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection claims, any of which would negatively impact our business, financial condition and operating results.  A significant portion of our sales is made through retailers, either directly or through distributors.  Sales through these channels typically include rights to return unsold inventory and protection against price declines, as well as participation in various cooperative marketing programs.  As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors.  Price protection against declines in our selling prices has the effect of reducing our deferred revenues, and eventually our revenues.  If our retailers and distributors are not successful, due to weak consumer retail demand, competitive issues, decline in consumer confidence, or other factors, we could continue to experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and operating results.  Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and, therefore, must rely on them to effectively sell our products over those of our competitors.  Certain of our retail and distributor partners are experiencing financial difficulty and prolonged negative economic conditions could cause liquidity issues for our retail and distributor customers and channels.  For example, two of our North American retail customers, Circuit City Stores, Inc. and Ritz Camera Centers, Inc., filed for bankruptcy protection in 2008 and 2009, respectively.  Negative changes in customer credit-worthiness; the ability of our customers to access credit; or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances.  In addition, we have certain retail customers to which we provide inventory on a consigned basis, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory charges.

The future growth of our business depends on the development and performance of new markets and products for NAND-based flash memory. Our future growth is dependent on development of new markets, new applications and new products for NAND-based flash memory.  Historically, the digital camera market provided the majority of our revenues; however the mobile phone market now represents over half of our product revenues.  Other markets for flash memory include USB drives, tablets, digital audio and video players, GPS devices and SSDs.  There can be no assurance that the use of flash memory in mobile handsets or other existing markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow.  Our revenue and future growth is also significantly dependent on international markets, and we may face difficulties entering or maintaining sales in some international markets.  Some international markets are subject to a higher degree of commodity pricing or tariffs and import taxes than in the U.S., subjecting us to increased pricing and margin pressure.

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

If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment.  Semiconductor manufacturing yields and product reliability are a function of both design and manufacturing process technology, and production delays may be caused by equipment malfunctions, fabrication facility accidents or human error.  Yield problems may not be identified during the production process or solved until an actual product is manufactured and can be tested.  We have, from time-to-time, experienced yields that have adversely affected our business and operating results.  On more than one occasion, we have experienced adverse yields when we have transitioned to new generations of products.  If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and operating results.  For example, if the production ramp and/or yield of NAND technology on the latest process node, such as 24-nanometer or 19-nanometer, does not increase as expected, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and operating results will be harmed.

Successive generations of our products have incorporated semiconductors with greater memory capacity per chip.  If Flash Ventures encounters difficulties in transitioning to new technologies or architectures or competitors transition faster than Flash Ventures, our cost per gigabyte may not remain competitive with the costs achieved by other flash memory producers, which would harm our gross margins and financial results.  In addition, we could face design, manufacturing and equipment challenges when transitioning to the next generation of technologies beyond NAND.  We have periodically experienced significant delays in the development and volume production ramp-up of our products.  Similar delays could occur in the future and could harm our business, financial condition and operating results.

In transitioning to new technologies and products, we face market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business.  The transition to new generations of products, such as products containing 24-nanometer and smaller process technologies and/or X3 NAND technologies, is highly complex and requires new controllers, new test procedures, potentially new equipment and modifications to numerous aspects of any manufacturing processes, which results in extensive qualification of the new products by our OEM customers and us.  If we fail to achieve OEM design wins with new technologies such as the use of X3 in embedded mobile applications, we may be unable to achieve the cost structure required to support our profit objectives.  There can be no assurance that technology transitions will occur on schedule, at the yields or costs that we anticipate, or that they will meet the specifications of certain customers or products.  Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory obsolete, and we may not have access to those new technologies on a cost-effective basis, or at all; or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition.  We have a three-pronged strategy towards our investments and efforts in technology scaling and migration: (1) NAND scaling, (2) Bit-Cost Scalable NAND, or BiCS, and (3) 3D Read/Write, or 3D R/W.  The pace at which NAND technology is transitioning to new generations is slowing down due to inherent technology limitations.  We currently expect to be able to continue to scale our NAND technology through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture.  In the first quarter of fiscal year 2011, we made investments in BiCS and other technologies.  In BiCS, the memory cells are packed along the vertical axis as opposed to the horizontal axis as in the current NAND flash technologies.  We believe BiCS technology, if successful, could enable further memory cost reductions beyond the existing NAND roadmap, until, and if, 3D R/W technology is developed and fully ramped into high volume production.  We also continue to invest in future alternative technologies, particularly our 3D R/W technology, which we believe may be a viable alternative to NAND, when NAND can no longer scale at a sufficient rate, or at all.  However, even when NAND flash can no longer be further scaled, we expect NAND and potential alternative technologies to coexist for an extended period of time.  There can be no assurance that we will be successful in developing 3D R/W technology, BiCS or other technologies, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies.

Others are developing alternative non-volatile technologies such as ReRAM, Memristor, vertical or stacked NAND, phase-change memory, charge-trap flash, and other technologies.  Successful broad-based commercialization of one or more of these technologies could reduce the future revenue and profitability of NAND flash technology and could supplant the potential alternative 3D R/W or BiCS technologies that we are developing.  In addition, we generate license and royalty revenues from NAND technology and we own intellectual property for 3D R/W and BiCS technology, and if NAND is replaced by a technology other than 3D R/W or BiCS, our ability to generate license and royalty revenues would be reduced.  Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally.  If our competitors successfully develop new or alternative technologies, and we are unable to scale our technology on an equivalent basis, our competitors may have an advantage. These new or alternative technologies may enable products that are smaller, have a higher capacity, lower cost, lower power consumption or have other advantages.  If we cannot compete effectively, our operating results and financial condition will suffer.

Alternative technologies or storage solutions such as cloud storage, enabled by high bandwidth wireless or internet-based storage, could reduce the need for physical flash storage within electronic devices.  These alternative technologies could negatively impact the overall market for flash-based products, which could seriously harm our operating results.

We face competition from numerous manufacturers and marketers of products using flash memory and if we cannot compete effectively, our operating results and financial condition will suffer.  We face competition from NAND flash memory manufacturers and from companies that buy NAND flash memory and incorporate it into their end products.

NAND/Embedded Manufacturers.  Our primary NAND flash memory manufacturer competitors include Hynix Semiconductor, Inc., or Hynix, Intel Corporation, or Intel, Micron Technology, Inc., or Micron, Samsung Electronics Co., Ltd., or Samsung, and Toshiba.  Certain of these competitors are large companies that may have greater advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources and more diversified businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost.  Some of these competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do.  The success of our competitors may harm our future revenues or margins and may result in the loss of our key customers.  These current and future competitors produce or could produce alternative flash or other memory technologies that compete against our NAND flash memory technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND.  Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of flash memory technology in new applications.  If our scaling of NAND flash technology slows down relative to our competitors, our business would be harmed, and our investments in captive fabrication facilities could be impaired.  Our cost reduction activities are dependent in part on the purchase of new specialized manufacturing equipment, and if this equipment is not generally available or is allocated to our competitors, our ability to reduce costs could be limited.

Retail Manufacturers and Resellers.  We also compete with flash memory card manufacturers and resellers.  These companies purchase or have a captive supply of flash memory components and assemble memory cards.  Our primary competitors currently include, among others, A-DATA Technology Co., Ltd., or A-DATA, Buffalo, Inc., Chips and More GmbH, Dane-Elec Memory, Dexxxon Digital Storage, Inc., dba Emtec Electronics, or EMTEC, Eastman Kodak Company, Elecom Co., Ltd., FUJIFILM Corporation, Gemalto N.V., Hagiwara Sys-Com Co., Ltd., Hama GmbH & Co. KG, Hynix, Imation Corporation, or Imation, and its division Memorex Products, Inc., or Memorex, I-O Data Device, Inc., Kingmax Digital, Inc., Kingston Technology Company, Inc., or Kingston, Lexar Media, Inc., or Lexar, a subsidiary of Micron, Netac Technology Co., Ltd., Panasonic Corporation, PNY Technologies, Inc., or PNY, Power Quotient International Co., Ltd., RITEK Corporation, Samsung, Sony Corporation, or Sony, STMicroelectronics N.V., Toshiba, Transcend Information, Inc., or Transcend, and Verbatim Americas LLC, or Verbatim.  In the USB flash drive market, we face competition from a large number of competitors, including EMTEC, Hynix, Imation, Kingston, Lexar, Memorex, PNY, Sony and Verbatim.  We sell flash memory in the form of white label cards, wafers or components to certain companies who sell flash products that may ultimately compete with our branded products in the retail or OEM channels.  This could harm our branded market share and reduce our sales and profits.  In the digital audio market, we face competition from well established companies such as Apple Inc., ARCHOS Technology, Coby Electronics Corporation, Creative Technology Ltd., Koninklijke Philips Electronics N.V., Mach Speed Technologies, LLC, Samsung and Sony.

Client Storage Solution Manufacturers.  In the market for client SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, as well as from hard drive manufacturers such as Samsung, Seagate Technology LLC, or Seagate, Western Digital Corporation, or Western Digital, and others, who have established relationships with computer manufacturers.  We also face competition from third-party SSD solution providers such as A-DATA, Kingston, OCZ Technology Group, Inc., Phison Electronics Corporation, Smart Modular Technologies (WWH), Inc., or Smart Modular, STEC, Inc., or STEC, and Transcend.

Enterprise Storage Solution Manufacturers.  With the acquisition of Pliant, we now compete in the enterprise storage solutions market where we face competition from component manufacturers such as Anobit Technologies Ltd., Fusion-io, Inc., Hitachi Global Storage Technologies, a subsidiary of Hitachi, Ltd., Intel, LSI Corporation, Micron, Samsung, Seagate, Smart Modular, STEC, Texas Memory Systems, Inc., Toshiba, Violin Memory, Inc. and Western Digital.

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

With the acquisition of Pliant, we are entering into a new market, enterprise storage solutions, that is characterized by concentrated purchases by a limited number of customers with long design, qualification and sales cycles and customers/products that do not lend themselves to the same technology transitions as our other products.  With the acquisition of Pliant, we have entered into a new market, the enterprise storage solutions market.  This market is comprised of a relatively limited number of customers, with long design, qualification and test cycles prior to sales.  Enterprise sales cycles can be long and unpredictable, and require considerable time and expense.  For example, we may be required to customize our product to interoperate with an OEM’s product, which could further lengthen the sales cycle.  The length of our sales cycle in this market makes us susceptible to the risk of delays or termination of orders if these customers decide to delay orders or use a different supplier.  We may need to spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any sales.  As a result of this lengthy and uncertain sales cycle for our enterprise storage solution products, it is difficult for us to predict when customers may qualify and purchase products from us and as a result, our operating results may vary significantly and may be harmed. There can be no assurance that we will be able to accurately predict demand for these products in the future.  The difficulty in forecasting demand also increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, affecting our ability to meet customer requirements.  Due to long customer product cycles, we may not be able to benefit from the rapid technology transitions that drive cost reductions in our consumer-based products and this may lead to variability in our product gross margins.

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

We continually develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand for our older products; and our competitors seek to develop new standards which could reduce demand for our products.  We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features.  Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful.  The success of our new products is dependent on a number of factors, including market acceptance, OEM design wins, our ability to manage risks associated with new products and production ramp issues.  New flash storage solutions, such as embedded flash drives and SSDs, that are designed for devices such as tablets, eReaders, notebooks and desktop computers are emerging rapidly and are expected to grow significantly in the coming years.  We cannot guarantee that OEMs will adopt our solutions, that products that include our solutions will be successful or that these markets will grow as we anticipate.  For certain solutions, such as SSDs, to be adopted widely, the cost of flash memory must still decline further so that the price point for the end consumer is compelling.  In addition, we will need to develop new SSDs and other embedded flash solutions for mobile computing products and enterprise applications, and our current or new solutions must meet the specifications required to gain customer qualification and acceptance.  Other products, such as slotMusic™, slotRadio™, slotVideo™ and our pre-loaded flash memory cards, may not gain market acceptance, and we may not be successful in penetrating the new markets that we target.  Sony’s decision in 2010 to transition its future devices from the Memory Stick® format to the SD™ format could harm our market share or margins since there are a greater number of competitors selling SD products.

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

Under certain conditions, the Flash Ventures’ master equipment lease obligations could be accelerated, which would harm our business, operating results, cash flows, and liquidity.  Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of either BB- from S&P or Moody’s, or a minimum corporate rating of BB+ from R&I.  As of July 3, 2011, Flash Ventures were in compliance with all of their master lease covenants.  As of July 3, 2011, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold for R&I.  As of July 3, 2011, our S&P credit rating was BB-, which is the required minimum corporate rating threshold for S&P.

If both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration.  If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to $738.3 million, based upon the exchange rate at July 3, 2011, covered by our guarantee under the Flash Ventures master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may or may not be available.

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

The concentration of Flash Ventures in Yokkaichi, Japan, magnifies the risks of supply disruption.  Earthquakes and power outages have resulted in production line stoppages and loss of wafers in Yokkaichi, and similar stoppages and losses may occur in the future.  For example, in the fourth quarter of fiscal year 2010, a brief power fluctuation at the Yokkaichi municipal power plant occurred that caused a disruption in operations at both Fab 3 and Fab 4, resulting in a loss of wafers and costs associated with bringing the fabs back on line.  In the first quarter of fiscal year 2011, a maintenance issue at Flash Ventures resulted in a brief power outage in Fab 4 which resulted in a loss of wafers and costs associated with bringing the Fab back on line.  Also, in the first quarter of fiscal year 2011, the March 11, 2011 earthquake and tsunami in Japan caused a brief equipment shutdown at Flash Ventures which resulted in some wafer loss.  While the March 11, 2011 earthquake did not directly damage Flash Ventures’ facilities, the Yokkaichi location and Japan in general is often subject to earthquakes, which could result in production stoppage, a loss of wafers, the incurrence of significant costs, or supply chain shortages for memory production.  The March 11, 2011 earthquake has demonstrated the interdependency and risks of the global supply chain for production of our products.

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

Increased captive memory supply from Flash Forward may not produce results as expected.  In July 2010, we and Toshiba entered into an agreement to create Flash Forward to operate in Toshiba’s Fab 5.  Flash Forward is owned, 49.9% by us and 50.1% by Toshiba.  Initial NAND production began in the second quarter of fiscal year 2011, with wafer output scheduled for the third quarter of our fiscal year 2011.  However, if this new venture does not meet anticipated manufacturing output, we may not have sufficient supply to meet demand, which may lead to a loss in market share and potential revenue growth.  Conversely, this new venture with Toshiba could harm our business and operating results if our committed supply exceeds demand for our products.  The adverse effects from excess supply could include significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs, and the impairment of our investment in this new venture with Toshiba.  Any future excess or shortage of supply could harm our business, financial condition and operating results.  In addition, because all of the Flash Ventures are located in close proximity, any risk of supply disruption at Toshiba’s Yokkaichi, Japan operations may impact all of our ventures with Toshiba, including this new venture, which could impact all of our captive memory wafer supply.

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

We rely on our suppliers and contract manufacturers, some of which are the sole source of supply for our non-memory components, and capacity limitations or the absence of a back-up supplier exposes our supply chain to unanticipated disruptions or potential additional costs.  We do not have long-term supply agreements with some of our suppliers and contract manufacturers, certain of which are sole sources of supply for our non-memory components.  From time-to-time, certain materials may become difficult or more expensive to obtain, which could impact our ability to meet demand and could harm our profitability.  Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply in a timely manner, or at all.

Our global operations and operations at Flash Ventures and third-party subcontractors are subject to risks for which we may not be adequately insured.  Our global operations are subject to many risks including errors and omissions, infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, supply chain interruptions, third-party liabilities and fires or natural disasters.  No assurance can be given that we will not incur losses beyond the limits of, or outside the scope of, coverage of our insurance policies.  From time-to-time, various types of insurance have not been available on commercially acceptable terms or, in some cases, at all.  There can be no assurance that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially.  We maintain limited insurance coverage and in some cases no coverage for natural disasters and sudden and accidental environmental damages as these types of insurance are sometimes not available or available only at a prohibitive cost.  For example, our test and assembly facility in Shanghai, China, on which we have significant dependence, may not be adequately insured against all potential losses.  Accordingly, we may be subject to an uninsured or under-insured loss in such situations.  We depend upon Toshiba to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures.  If Toshiba fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants.  In addition, we insure against property loss and business interruption resulting from the risks incurred at our third-party subcontractors; however, we have limited control as to how those sub-contractors run their operations and manage their risks, and as a result, we may not be adequately insured.

We are exposed to foreign currency exchange rate fluctuations that could negatively impact our business, operating results and financial condition.  A significant portion of our business is conducted in currencies other than the U.S. dollar, which exposes us to adverse changes in foreign currency exchange rates.  These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.  Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen.  For example, the Japanese yen has significantly appreciated relative to the U.S. dollar and this has increased our cost of NAND flash wafers, negatively impacting our gross margins and operating results.  In addition, our investments in Flash Ventures are denominated in Japanese yen and strengthening of the Japanese yen would increase the cost to us of future funding or increase the value of our investments, increasing our exposure to asset impairments.  The recent downgrade by S&P of the U.S. long-term sovereign credit rating from AAA to AA+ may increase the likelihood of further strengthening of the Japanese yen which would negatively impact our gross margins, operating results, cost of future Flash Venture funding and increase the risk of asset impairment.  We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia.  Additionally, we have exposures to emerging market currencies, which can be extremely volatile.  An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened U.S. dollar could increase local operating expenses and the cost of raw materials to the extent purchased in foreign currencies.  We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

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

Our attempts to hedge against currency risks may not be successful, which could harm our operating results.  In addition, if we do not successfully manage our hedging program in accordance with current accounting guidelines, we may be subject to adverse accounting treatment, which could harm our operating results.  There can be no assurance that this hedging program will be economically beneficial to us.  Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and other restrictions.  Operating losses, third party downgrades of our credit rating or instability in the worldwide financial markets, including the downgrade of the credit rating of the U.S. government, could impact our ability to effectively manage our foreign currency exchange rate risk, which could harm our business, operating results and financial condition.

We and our suppliers rely upon certain rare earth materials that are necessary for the manufacturing of our products, and our business could be harmed if we or our suppliers experience shortages or delays of these rare earth materials.  Certain rare earth materials are critical to the manufacture of some of our products.  We and/or our suppliers acquire these materials from a number of countries, including the People’s Republic of China.  We cannot predict whether the government of China or any other nation will impose regulations, quotas or embargoes upon the materials incorporated into our products that would restrict the worldwide supply of these materials or increase their cost.  If China or any other major supplier were to restrict the supply available to us or our suppliers or increase the cost of the materials used in our products, we could experience a shortage in supply or an increase in production costs, which would harm our operating results.

If our security measures are breached and unauthorized access is obtained to our information technology systems, we may lose proprietary data. Our security measures may be breached as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems.  Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures.  Any security breach could result in disclosure of our trade secrets, confidential customer, supplier or employee data, which could lead to legal liability, harm to our reputation or otherwise harm our business.

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

There can be no assurance that:
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
  reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia, including natural disasters or labor strikes;
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

We may not be able to realize the potential financial or strategic benefits of business acquisitions or strategic investments, which could hurt our ability to grow our business, develop new products or sell our products.  We have acquired and invested in other businesses that offered products, services and technologies that we believe will help expand or enhance our existing products and business.  In May 2011, we acquired Pliant, and we may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into new markets.  Negotiation and integration of acquisitions or strategic investments could divert management’s attention and other company resources.  Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products and sell our products and ultimately could harm our growth or financial results:
  difficulty in combining the technology, products, operations or workforce of the acquired business with our business;
  difficulties in entering into new markets in which we have limited or no experience and where competitors have stronger positions;
  loss of, or impairment of relationships with, any of our key employees, vendors or customers;
  difficulty in operating in new and potentially disperse locations;
  disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;
  failure to realize the potential financial or strategic benefits of the transaction;
  difficulty integrating the accounting, management information, human resources and other administrative systems of the acquired business;
  disruption of or delays in ongoing research and development efforts and release of new products to market;
  diversion of capital and other resources;
  assumption of liabilities;
  issuance of equity securities that may be dilutive to our existing stockholders;
  diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;
  failure of the due diligence processes to identify significant issues with product quality, technology and development, or legal and financial issues, among other things;
  incurring one-time charges, increased contingent liabilities, adverse tax consequences, depreciation or deferred compensation charges, amortization of intangible assets or impairment of goodwill, which could harm our results of operations; and
  potential delay in customer purchasing decisions due to uncertainty about the direction of our product offerings or those of the acquired business.
Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control and no assurance can be given that our previous or future acquisitions will be successful, will deliver the intended benefits of such acquisition, and will not materially harm our business, operating results or financial condition.  Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.

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

Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could negatively impact our supply chain operations.  Our supply chain operations, including those of our suppliers and subcontractors, are concentrated in Milpitas, California; Pleasant Prairie, Wisconsin; Astugi and Yokkaichi, Japan; Hsinchu, Taichung and Tainan, Taiwan; Dongguan, Shanghai and Shenzen, China and Singapore.  In the past, these areas have been affected by natural disasters such as earthquakes, tsunamis, floods and typhoons, and some areas have been affected by epidemics, such as avian flu or H1N1 flu.  If a natural disaster or epidemic were to occur in one or more of these areas, we could incur a significant work or production stoppage.  For example, a massive earthquake occurred in Japan in March 2011 resulting in a tool stoppage at Fabs 3 and 4; which resulted in loss of wafers and increased cost to bring the Fabs back on line.  The impact of these potential events is magnified by the fact that we do not have insurance for most natural disasters, including earthquakes and tsunamis.  The impact of a natural disaster could harm our business and operating results.

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

We may be subject to risks associated with environmental regulations or customer environmental initiatives.  Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the responsibility for environmentally safe disposal or recycling.  Such laws and regulations have recently been passed in several jurisdictions in which we operate, including Japan and certain states within the U.S.  Although we do not anticipate any material adverse effects in the future based on the nature of our operations and the focus of such laws, there is no assurance such existing laws or future laws will not harm our financial condition, liquidity or operating results.

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

Our customers may also require us to comply with product or manufacturing standards that are more restrictive than current laws and regulations related to environmental matters, conflict minerals, or other social responsibility initiatives.  Non-compliance with these standards could cause us to lose sales to these customers or compliance with these standards could increase our costs, which may harm our operating results.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if our internal control over financial reporting is not effective, our business could suffer.  In connection with our certification process under Section 404 of the Sarbanes-Oxley Act, we have identified in the past and will, from time-to-time, identify deficiencies in our internal control over financial reporting.  There can be no assurance that individually or in the aggregate these deficiencies would not be deemed to be a material weakness or significant deficiency.  A material weakness or significant deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline.  Additionally, adverse publicity related to the disclosure of a material weakness in internal controls could have a negative impact on our reputation, business and stock price.  Any internal control or procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives and cannot prevent human error, intentional misconduct or fraud.

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Convertible Senior Notes due 2013 and 1.5% Convertible Senior Notes due 2017.  We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest.  As of July 3, 2011, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $738 million based on the exchange rate at July 3, 2011.  In addition, we have significant commitments for the future fixed costs of Flash Ventures, and we will incur significant obligations with respect to Flash Forward as well as continued investment in Flash Partners and Flash Alliance.  Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

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

At our 2011 annual meeting of stockholders, our stockholders voted for holding advisory votes on compensation awarded to our named executive officers every year.  In light of this result, our Board of Directors decided that we will hold a stockholder advisory vote on the compensation awarded to our named executive officers annually until the next required vote on the frequency of such stockholder votes.  We expect to hold the required stockholder vote on the frequency of such votes every six years.

Item 6.	Exhibits

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated: August 10, 2011	By:	/s/ Judy Bruner
Judy Bruner Executive Vice President, Administration and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

S - 1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-96298)).
3.2
Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 (No. 000-26734)).

3.3
Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 5, 2002 (No. 333-85686)).

3.4
Certificate of Amendment to the Amended Restated Certificate of Incorporation of the Registrant dated May 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated June 1, 2006 (No. 000-26734)).

3.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated May 28, 2009 (No. 000-26734)).

3.6
Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997 (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-K/A dated April 18, 1997 (No. 000-26734)).

3.7
Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003(incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003 (No. 000-26734)).

3.8	Amended and Restated Bylaws of SanDisk Corporation dated July 21, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated July 21, 2010 (No. 000-26734)).
4.1
Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003 (No. 000-26734)).

4.2
Amendment No. 1 to Rights Agreement by and between the Registrant and Computershare Trust Company, Inc., dated as of November 6, 2006 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A/A dated November 8, 2006 (No. 000-26734)).

4.3	SanDisk Corporation Form of Indenture (including notes) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated May 9, 2006 (No. 000-26734)).
4.4
Indenture (including form of Notes) with respect to the Registrant’s 1.0% Convertible Senior Notes due 2013 dated as of May 15, 2006 by and between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated May 15, 2006 (No. 000-26734)).

4.5
Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017 dated as of August 25, 2010 by and between the Registrant and The Bank of New York Mellon, N.A. (incorporated by reference to  Exhibit 4.1 to the Registrant’s Form 8-K dated August 18, 2010 (No. 000-26734)).

10.1	Pliant Technology, Inc. 2007 Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 dated May 19, 2011 (No. 333-174633)).
12.1	Computation of ratio of earnings to fixed charges.(*)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)
101.1
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.(***)

*	Filed herewith.
**	Furnished herewith.
***
Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E - 1