Form 10-Q/A
period 2010-10-03
SANDISK CORP
filed 2011-09-09
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

SanDisk Corporation (the “Company”) is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2010, which was originally filed on November 12, 2010 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”), solely for the purpose of re-filing Exhibit 10.1 to the Form 10-Q to amend the provisions for which confidential treatment has been granted by the SEC.

Except as described above, no changes have been made to the Form 10-Q, and this Amendment No. 1 does not amend, update or change the financial statements or any other items or disclosures in the Form 10-Q.

2

Item 6.   Exhibits

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated: September 8, 2011
By: /s/ Judy Bruner
Judy Bruner
Executive Vice President, Administration and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

S-1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1 3.2	Restated Certificate of Incorporation of the Registrant.(1) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(2)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(3)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(4)
3.5	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(5)
3.6	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(6)
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.(7)
3.8	Amended and Restated Bylaws of Registrant dated July 21, 2010.(8)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8. (1), (2), (3), (4), (5), (6), (7) and (8)
4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(6)
4.3	Amendment No. 1 to Rights Agreement by and between the Registrant and Computershare Trust Company, Inc., dated as of November 6, 2006.(9)
4.4	Registrant Form of Indenture (including notes).(10)
4.5	Indenture (including form of Notes) with respect to the Registrant’s 1.00% Convertible Senior Notes due 2013 dated as of May 15, 2006 by and between the Registrant and The Bank of New York.(11)
4.6
Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017 dated as of August 25, 2010 by and between the Registrant and The Bank of New York Mellon, N.A.(12)

10.1	Flash Forward Master Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, a Japanese corporation, Registrant and SanDisk Flash B.V.(*)#
10.2	Transition Agreement, dated as of July 13, 2010, by and among Toshiba, Registrant and SanDisk Flash B.V.(**)#
10.3	Flash Forward Mutual Contribution and Environmental Indemnification Agreement, dated as of July 13, 2010, by and among Toshiba, Registrant and SanDisk Flash B.V.(**)#
10.4	Patent Indemnification Agreement, dated as of July 13, 2010, by and among Toshiba, Registrant and SanDisk Flash B.V.(**)#
10.5	Operating Agreement of Flash Forward, Ltd. by and between Toshiba and SanDisk Flash B.V. (**)#
10.6	Underwriting Agreement dated as of August 19, 2010 by and among the Registrant, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.(12)
10.7	Form of Amended and Restated Change of Control Benefits Agreement entered into by and between the Registrant and its Named Executive Officers other than the Registrant’s CEO.(13)(***)
10.8	Agreement by and between Registrant and Eli Harari dated as of July 30, 2010.(**)(***)
10.9	Sanjay Mehrotra Offer Letter effective as of January 1, 2011.(**)(***)
10.10	Change of Control Executive Benefits Agreement by and between Registrant and Sanjay Mehrotra effective as of January 1, 2011.(**)(***)
10.11	Executive Severance Agreement by and between Registrant and Sanjay Mehrotra effective as of January 1, 2011.(**)(***)
10.12	Reference is made to Exhibit 4.6.(12)
12.1	Computation of Ratio of Earnings to Fixed Charges.(**)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

*	Filed herewith.
**	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2010, filed on November 12, 2010.
***	Indicates management contract or compensatory plan or arrangement.
#
Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

1.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).
2.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.
3.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).
4.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated June 1, 2006.
5.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.
6.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.
7.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2009.
8.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated July 21, 2010.
9.	Previously filed as an Exhibit to the Registrant’s Form 8-A/A dated November 8, 2006.
10.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated May 9, 2006.
11.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated May 15, 2006.
12.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated August 19, 2010.
13.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated October 7, 2010.

E-1