Form 10-Q
period 2011-10-02
SANDISK CORP
filed 2011-11-09
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended October 2, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Number of shares outstanding of the issuer’s common stock, $0.001 par value, as of October 2, 2011: 240,296,426.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 2, 2011	January 2, 2011
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,074,850	$829,149
Short-term marketable securities	1,478,702	2,018,565
Accounts receivable from product revenues, net	464,647	367,784
Inventory	684,628	509,585
Deferred taxes	131,811	104,582
Other current assets	138,161	203,027
Total current assets	3,972,799	4,032,692
Long-term marketable securities	2,714,663	2,494,972
Property and equipment, net	297,216	266,721
Notes receivable and investments in flash ventures with Toshiba	2,116,262	1,733,491
Deferred taxes	162,083	149,486
Goodwill	154,899	—
Intangible assets, net	308,909	37,404
Other non-current assets	134,064	61,944
Total assets	$9,860,895	$8,776,710

LIABILITIES
Current liabilities
Accounts payable trade	$223,241	$173,259
Accounts payable to related parties	258,821	241,744
Other current accrued liabilities	417,902	284,709
Deferred income on shipments to distributors and retailers and deferred revenue	242,416	260,395
Total current liabilities	1,142,380	960,107
Convertible long-term debt	1,583,158	1,711,032
Non-current liabilities	419,848	326,176
Total liabilities	3,145,386	2,997,315

Commitments and contingencies (see Note 12)

EQUITY
Stockholders’ equity
Preferred stock	—	—
Common stock	240	237
Capital in excess of par value	4,849,537	4,709,506
Retained earnings	1,518,420	812,653
Accumulated other comprehensive income	350,837	260,228
Total stockholders’ equity	6,719,034	5,782,624
Non-controlling interests	(3,525)	(3,229)
Total equity	6,715,509	5,779,395
Total liabilities and equity	$9,860,895	$8,776,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands, except per share amounts)
Revenues
Product	$1,321,904	$1,137,593	$3,814,111	$3,222,103
License and royalty	94,128	96,080	271,114	277,301
Total revenues	1,416,032	1,233,673	4,085,225	3,499,404
Cost of product revenues	790,465	591,296	2,281,264	1,804,203
Amortization of acquisition-related intangible assets	13,186	3,132	26,556	9,396
Total cost of product revenues	803,651	594,428	2,307,820	1,813,599
Gross profit	612,381	639,245	1,777,405	1,685,805
Operating expenses
Research and development	135,271	111,518	400,145	309,970
Sales and marketing	48,538	50,390	144,195	150,985
General and administrative	40,567	44,524	116,020	118,647
Amortization of acquisition-related intangible assets	1,878	1,089	2,608	1,672
Total operating expenses	226,254	207,521	662,968	581,274
Operating income	386,127	431,724	1,114,437	1,104,531
Interest income	14,754	13,090	46,873	37,709
Interest (expense) and other income (expense), net	(38,332)	(16,258)	(103,090)	(31,915)
Total other income (expense)	(23,578)	(3,168)	(56,217)	5,794
Income before income taxes	362,549	428,556	1,058,220	1,110,325
Provision for income taxes	129,296	106,464	352,453	295,648
Net income	$233,253	$322,092	$705,767	$814,677

Net income per share:
Basic	$0.97	$1.38	$2.96	$3.52
Diluted	$0.96	$1.34	$2.90	$3.41
Shares used in computing net income per share:
Basic	239,836	233,918	238,720	231,631
Diluted	243,680	240,717	243,782	239,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	October 2, 2011	October 3, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$705,767	$814,677
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(77,842)	(95,849)
Depreciation	84,959	102,075
Amortization	118,035	65,349
Provision for doubtful accounts	(1,929)	(2,804)
Share-based compensation expense	44,678	52,791
Excess tax benefit from share-based compensation	(15,820)	(19,960)
Impairments, restructuring and other	(25,118)	(27,587)
Other non-operating	63,771	25,708
Changes in operating assets and liabilities:
Accounts receivable from product revenues	(89,157)	(104,272)
Inventory	(164,798)	66,974
Other assets	(69,443)	1,649
Accounts payable trade	38,368	17,359
Accounts payable to related parties	17,077	(18,184)
Other liabilities	215,672	214,569
Total adjustments	138,453	277,818
Net cash provided by operating activities	844,220	1,092,495

Cash flows from investing activities:
Purchases of short and long-term marketable securities	(2,500,913)	(4,231,953)
Proceeds from sales of short and long-term marketable securities	2,276,356	1,636,549
Proceeds from maturities of short and long-term marketable securities	505,920	317,805
Acquisition of property and equipment	(114,267)	(59,728)
Investment in Flash Ventures	(83,316)	—
Distribution from FlashVision Ltd.	—	122
Notes receivable issuance to Flash Ventures	(399,281)	—
Notes receivable proceeds from Flash Ventures	248,516	59,664
Proceeds from sale of assets	—	17,767
Acquisition of Pliant Technology, Inc., net of cash acquired	(317,649)	—
Purchased technology and other assets	(100,000)	(1,982)
Net cash used in investing activities	(484,634)	(2,261,756)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	982,500
Proceeds from sale (purchase) of convertible bond hedge	1,494	(292,900)
Proceeds from sale (purchase) of warrants	(1,158)	188,100
Repayment of debt financing	(211,441)	(75,000)
Proceeds from employee stock programs	81,791	107,971
Excess tax benefit from share-based compensation	15,820	19,960
Net cash provided by (used in) financing activities	(113,494)	930,631
Effect of changes in foreign currency exchange rates on cash	(391)	3,654
Net increase (decrease) in cash and cash equivalents	245,701	(234,976)
Cash and cash equivalents at beginning of the period	829,149	1,100,364
Cash and cash equivalents at end of the period	$1,074,850	$865,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of October 2, 2011, the Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2011 and October 3, 2010, and the Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2011 and October 3, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K filed with the SEC on February 23, 2011. The results of operations for the three and nine months ended October 2, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters consist of 13 weeks and generally end on the Sunday closest to March 31, June 30, and September 30. The third quarter of fiscal years 2011 and 2010 ended on October 2, 2011 and October 3, 2010, respectively. For accounting and disclosure purposes, the exchange rates at October 2, 2011 and October 3, 2010 of 76.78 and 83.36, respectively, were used to convert Japanese yen to U.S. dollars. Certain prior period amounts have been reclassified in the financial statements and footnotes to conform to the current period presentation, including line items within “Cash flows from investing activities” in the Condensed Consolidated Statements of Cash Flows, and “Comprehensive income” in Note 8, “Accumulated Other Comprehensive Income.”

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

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. This guidance is to be adopted prospectively and early adoption is not permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance related to the presentation of comprehensive income. The guidance requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The Company expects to early-adopt this guidance in the fourth quarter of fiscal year 2011 and does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued authoritative guidance related to the testing of goodwill for impairment. The guidance gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively, with early adoption permitted.  The Company expects to early-adopt this guidance in the fourth quarter of fiscal year 2011 for its annual goodwill impairment test and does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Investments and Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2011 were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$495,121	$495,121	$—	$—
Fixed income securities	4,281,312	88,161	4,193,151	—
Equity securities	72,769	72,769	—	—
Derivative assets	29,026	—	29,026	—
Other	4,186	—	4,186	—
Total financial assets	$4,882,414	$656,051	$4,226,363	$—

Derivative liabilities	$79,106	$—	$79,106	$—
Total financial liabilities	$79,106	$—	$79,106	$—

Financial assets and liabilities measured at fair value on a recurring basis as of January 2, 2011 were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$587,973	$587,973	$—	$—
Fixed income securities	4,448,837	30,803	4,418,034	—
Equity securities	90,425	90,425	—	—
Derivative assets	19,462	—	19,462	—
Other	4,379	—	4,379	—
Total financial assets	$5,151,076	$709,201	$4,441,875	$—

Derivative liabilities	$76,762	$—	$76,762	$—
Total financial liabilities	$76,762	$—	$76,762	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2011, were presented on the Condensed Consolidated Balance Sheets as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents(1)	$655,837	$498,121	$157,716	$—
Short-term marketable securities	1,478,702	95,245	1,383,457	—
Long-term marketable securities	2,714,663	62,685	2,651,978	—
Other current assets and other non-current assets	33,212	—	33,212	—
Total assets	$4,882,414	$656,051	$4,226,363	$—

Other current accrued liabilities	$72,682	$—	$72,682	$—
Non-current liabilities	6,424	—	6,424	—
Total liabilities	$79,106	$—	$79,106	$—
__________

(1)	Cash equivalents exclude cash of $419.0 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of October 2, 2011.

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
__________

(1)	Cash equivalents exclude cash of $215.5 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of January 2, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of October 2, 2011 and January 2, 2011, the Company had no financial assets or liabilities categorized as Level 3.

As of October 2, 2011, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments as of October 2, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Fixed income securities:
U.S. Treasury and government agency securities	$93,557	$41	$(49)	$93,549
U.S. government-sponsored agency securities	75,269	5	(20)	75,254
Corporate notes and bonds	862,096	1,649	(3,721)	860,024
Asset-backed securities	173,926	80	(98)	173,908
Mortgage-backed securities	5,466	30	—	5,496
Municipal notes and bonds	3,051,952	22,412	(1,283)	3,073,081
	4,262,266	24,217	(5,171)	4,281,312
Equity investments	68,164	4,605	—	72,769
Total available-for-sale investments	$4,330,430	$28,822	$(5,171)	$4,354,081

Available-for-sale investments as of January 2, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Fixed income securities:
U.S. Treasury and government agency securities	$36,015	$53	$(33)	$36,035
U.S. government-sponsored agency securities	24,336	85	—	24,421
Corporate notes and bonds	401,182	2,689	(196)	403,675
Asset-backed securities	10,069	45	(5)	10,109
Mortgage-backed securities	6,500	35	—	6,535
Municipal notes and bonds	3,972,268	9,435	(13,641)	3,968,062
	4,450,370	12,342	(13,875)	4,448,837
Equity investments	68,525	21,900	—	90,425
Total available-for-sale investments	$4,518,895	$34,242	$(13,875)	$4,539,262

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value and gross unrealized losses on the available-for-sale securities that have been in an unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of October 2, 2011, are summarized in the following table. Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury and government agency securities	$63,863	$(49)	$—	$—
U.S. government-sponsored agency securities	74,243	(20)	—	—
Corporate notes and bonds	368,016	(3,721)	—	—
Asset-backed securities	130,334	(98)	—	—
Municipal notes and bonds	361,035	(1,236)	12,634	(47)
Total	$997,491	$(5,124)	$12,634	$(47)

Gross unrealized gains and losses related to publicly-traded equity investments are due to changes in market prices. The Company has cash flow hedges designated to substantially mitigate risks of both gains and losses from these equity investments, as discussed in Note 3, “Derivatives and Hedging Activities.” The gross unrealized loss related to U.S. Treasury and U.S. government-sponsored agency securities, corporate and municipal notes and bonds, and asset-backed securities was primarily due to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at October 2, 2011 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is more likely than not the Company will be required to sell the investments before the recovery of its amortized cost.

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities for the three and nine months ended October 2, 2011 and October 3, 2010.

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Gross realized gains	$1,276	$3,898	$6,890	$15,685
Gross realized (losses)	(672)	(4)	(882)	(305)

Fixed income securities by contractual maturity as of October 2, 2011 are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$1,563,875	$1,566,649
Due after one year through five years	2,698,391	2,714,663
Total	$4,262,266	$4,281,312

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For certain of the Company’s financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. For those financial instruments where the carrying amounts differ from fair value, the following table presents the related carrying values and the fair values, which are based on quoted market prices as of October 2, 2011 and January 2, 2011.

	October 2, 2011		January 2, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
1% Sr. Convertible Notes due 2013	$839,224	$901,843	$993,199	$1,118,375
1.5% Sr. Convertible Notes due 2017	743,934	1,053,400	717,833	1,132,500
Total	$1,583,158	$1,955,243	$1,711,032	$2,250,875

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Derivatives and Hedging Activities

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

Cash Flow Hedges. The Company uses a combination of forward contracts and options designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated because it is no longer probable of occurring or it is related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income or expense immediately, and represented a net gain (loss) of ($0.6) million, ($3.0) million, $21 thousand and ($40) thousand for the three and nine months ended October 2, 2011 and October 3, 2010, respectively. As of October 2, 2011, the Company had forward contracts in place that hedged future Japanese yen purchases over the next twelve months of approximately 53.5 billion Japanese yen, or approximately $699 million based upon the exchange rate and market forward points as of October 2, 2011, and the net unrealized gain on the effective portion of these cash flow hedges was $11.1 million. As of October 2, 2011, the Company had forward contracts in place that hedged future Japanese yen purchases beyond the next twelve months of approximately 9.0 billion Japanese yen, or approximately $118 million based upon the exchange rate and market forward points as of October 2, 2011, and the net unrealized gain on the effective portion of these cash flow hedges was $0.5 million.

The Company has an outstanding cash flow hedge designated to mitigate equity risk associated with certain available-for-sale investments in equity securities. The gain or loss on the cash flow hedge is reported as a component of accumulated OCI and will be reclassified into other income (expense) in the same period that the equity securities are sold. The securities had a fair value of $72.8 million and $86.5 million as of October 2, 2011 and January 2, 2011, respectively. The cash flow hedge designated to mitigate equity risk of these securities had a fair value of $2.1 million and $(6.9) million as of October 2, 2011 and January 2, 2011, respectively.

Other Derivatives. Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at October 2, 2011 with realized and unrealized gains and losses included in other income (expense). As of October 2, 2011, the Company had foreign currency forward contracts hedging exposures in European euros, British pounds and Japanese yen. Foreign currency forward contracts were outstanding to buy and (sell) the U.S. dollar equivalent of approximately $348.4 million and ($422.3) million in foreign currencies, respectively, based upon the exchange rates at October 2, 2011.

The Company currently has currency swap transactions with various counterparties to exchange Japanese yen for U.S. dollars that require the Company to comply with certain covenants, the strictest of which is to maintain a minimum liquidity of $1.5 billion on or prior to June 24, 2012 and $1.0 billion thereafter. These currency swap transactions have a combined notional amount of ($423.3) million.  Liquidity is defined as the sum of the Company’s cash and cash equivalents and short and long-term marketable securities. Should the Company fail to comply with these covenants, the Company may be required to settle the unrealized gain or loss on the foreign exchange contracts prior to the original maturity. The Company was in compliance with these covenants as of October 2, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts. Fair value of derivative contracts as of October 2, 2011 and January 2, 2011 were as follows:

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	October 2, 2011	January 2, 2011	October 2, 2011	January 2, 2011
	(In thousands)
Designated cash flow hedges
Foreign exchange contracts	$13,691	$14,193	$—	$—
Equity market risk contract	2,089	—	—	—
	15,780	14,193	—	—
Foreign exchange contracts not designated	13,057	4,389	189	880
Total derivatives	$28,837	$18,582	$189	$880

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	October 2, 2011	January 2, 2011	October 2, 2011	January 2, 2011
	(In thousands)
Designated cash flow hedges
Foreign exchange contracts	$2,074	$728	$—	$—
Equity market risk contract	—	6,861	—	—
	2,074	7,589	—	—
Foreign exchange contracts not designated	70,608	26,017	6,424	43,156
Total derivatives	$72,682	$33,606	$6,424	$43,156

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges. The impact of the effective portion of designated cash flow derivative contracts on the Company’s results of operations for the three and nine months ended October 2, 2011 and October 3, 2010 was as follows:

	Three months ended				Nine months ended
	Amount of gain (loss), net recognized in OCI		Amount of gain reclassified from OCI to the Statement of Operations		Amount of gain (loss), net recognized in OCI		Amount of gain reclassified from OCI to the Statement of Operations
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Foreign exchange contracts	$21,617	$3,098	$7,386	$226	$21,338	$14,310	$11,933	$8,856
Equity market risk contract	5,246	(4,349)	—	—	8,950	2,970	—	—

Foreign exchange contracts designated as cash flow hedges relate primarily to wafer purchases in Japanese yen. Gains and losses associated with foreign exchange contracts designated as cash flow hedges are expected to be recorded in cost of product revenues when reclassified out of accumulated OCI. Gains and losses from the equity market risk contract are expected to be recorded in other income (expense) when reclassified out of accumulated OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts and equity market risk contract within the next fifteen months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the ineffective portion and amount excluded from effectiveness testing on designated cash flow derivative contracts on the Company’s results of operations recognized in other income (expense) for the three and nine months ended October 2, 2011 and October 3, 2010 was as follows:

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Foreign exchange contracts	$(584)	$21	$(3,025)	$(40)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) for the three and nine months ended October 2, 2011 and October 3, 2010 were as follows:

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
(Loss) on foreign exchange contracts including forward point income	$(13,864)	$(18,784)	$(15,900)	$(33,345)
Gain from revaluation of foreign currency exposures hedged by foreign exchange contracts	16,668	24,007	18,739	33,965

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Balance Sheet Information

Accounts Receivable from Product Revenues, net. Accounts receivable from product revenues, net, as of October 2, 2011 and January 2, 2011 were as follows:

	October 2, 2011	January 2, 2011
	(In thousands)
Trade accounts receivable	$631,363	$621,822
Allowance for doubtful accounts	(5,693)	(8,416)
Price protection, promotions and other activities	(161,023)	(245,622)
Total accounts receivable from product revenues, net	$464,647	$367,784

Inventory. Inventories as of October 2, 2011 and January 2, 2011 were as follows:

	October 2, 2011	January 2, 2011
	(In thousands)
Raw material	$442,041	$314,027
Work-in-process	84,038	48,889
Finished goods	158,549	146,669
Total inventory	$684,628	$509,585

Other Current Assets. Other current assets as of October 2, 2011 and January 2, 2011 were as follows:

	October 2, 2011	January 2, 2011
	(In thousands)
Royalty and other receivables	$12,249	$45,075
Prepaid expenses	21,407	11,025
Tax-related receivables	55,092	128,346
Prepayment to Flash Forward	20,577	—
Other current assets	28,836	18,581
Total other current assets	$138,161	$203,027

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes Receivable and Investments in the Flash Ventures with Toshiba. Notes receivable and investments in the flash ventures with Toshiba Corporation (“Toshiba”) as of October 2, 2011 and January 2, 2011 were as follows:

	October 2, 2011	January 2, 2011
	(In thousands)
Notes receivable, Flash Partners Ltd.	$436,312	$578,604
Notes receivable, Flash Alliance Ltd.	1,004,168	653,699
Notes receivable, Flash Forward Ltd.	32,561	—
Investment in Flash Partners Ltd.	257,864	238,601
Investment in Flash Alliance Ltd.	365,850	262,587
Investment in Flash Forward Ltd.	19,507	—
Total notes receivable and investments in flash ventures with Toshiba	$2,116,262	$1,733,491

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

Other Non-Current Assets. Other non-current assets as of October 2, 2011 and January 2, 2011 were as follows:

	October 2, 2011	January 2, 2011
	(In thousands)
Prepaid tax on intercompany transactions	$46,648	$—
Prepayment to Flash Forward	38,215	—
Convertible note issuance costs	13,918	18,091
Deposits	6,413	6,648
Other non-current assets	28,870	37,205
Total other non-current assets	$134,064	$61,944

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Current Accrued Liabilities. Other current accrued liabilities as of October 2, 2011 and January 2, 2011 were as follows:

	October 2, 2011	January 2, 2011
	(In thousands)
Accrued payroll and related expenses	$105,094	$143,260
Derivative liabilities	72,682	33,606
Income taxes payable	118,369	9,751
Other accrued liabilities	121,757	98,092
Total other current accrued liabilities	$417,902	$284,709

Non-current liabilities. Non-current liabilities as of October 2, 2011 and January 2, 2011 were as follows:

	October 2, 2011	January 2, 2011
	(In thousands)
Deferred tax liability	$45,013	$37,210
Income tax liabilities	209,566	200,579
Deferred credits on intercompany transactions	67,926	—
Accrued restructuring	6,382	7,634
Other non-current liabilities	90,961	80,753
Total non-current liabilities	$419,848	$326,176

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Goodwill and Intangible Assets

Goodwill. Goodwill balances as of October 2, 2011 and January 2, 2011 are presented below:

Carrying Amount
(In thousands)
Balance as of January 2, 2011	$—
Acquisition of Pliant Technology, Inc.	154,899
Balance as of October 2, 2011	$154,899

Goodwill increased by approximately $154.9 million due to the Company’s acquisition of Pliant Technology, Inc. (“Pliant”) during the second quarter of fiscal year 2011. See Note 14, “Business Acquisition.”

Goodwill is not amortized, but is reviewed and tested for impairment at least annually, on the first day of the Company’s fourth quarter and whenever events or circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company’s reporting unit level by comparing the carrying amount, including goodwill, to the fair value.

Intangible Assets. Intangible asset balances as of October 2, 2011 and January 2, 2011 are presented below:

	October 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Core technology	$79,800	$(70,898)	$8,902
Developed product technology	172,800	(21,278)	151,522
Trademarks	5,300	(368)	4,932
Customer relationships	12,200	(2,118)	10,082
Covenants not to compete	700	(122)	578
Acquisition-related intangible assets	270,800	(94,784)	176,016
Technology licenses and patents	131,340	(34,647)	96,693
Total intangible assets subject to amortization	402,140	(129,431)	272,709
Acquired in-process research and development	36,200	—	36,200
Total intangible assets	$438,340	$(129,431)	$308,909

	January 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Core technology	$79,800	$(57,546)	$22,254
Developed product technology	11,400	(8,075)	3,325
Acquisition-related intangible assets	91,200	(65,621)	25,579
Technology licenses and patents	31,340	(19,515)	11,825
Total intangible assets	$122,540	$(85,136)	$37,404

Acquisition-related intangible assets increased in the nine months ended October 2, 2011 due to the acquisition of Pliant. Acquired in-process research and development relates to the acquisition of Pliant and is accounted for as an indefinite-lived intangible asset. Upon completion of development, the acquired in-process research and development will be considered an amortizable finite-lived intangible asset. Technology licenses and patents increased in the nine months ended October 2, 2011 due to a technology license purchased from a third party.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The annual expected amortization expense of intangible assets as of October 2, 2011, excluding acquired in-process research and development, is presented below:

	Estimated Amortization Expense
	Acquisition-Related Intangible Assets	Technology Licenses and Patents
	(In thousands)
Fiscal Year:
2011 (remaining three months)	$15,063	$6,155
2012	44,906	23,971
2013	35,938	22,670
2014	33,340	20,564
2015	33,340	20,000
2016	13,429	3,333
Total intangible assets subject to amortization	$176,016	$96,693

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Warranties

Liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets and the activity for the three and nine months ended October 2, 2011 and October 3, 2010 was as follows:

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Balance, beginning of period	$23,156	$26,305	$24,702	$25,909
Additions	5,689	2,973	13,893	25,978
Usage	(5,310)	(5,075)	(15,060)	(27,684)
Balance, end of period	$23,535	$24,203	$23,535	$24,203

The majority of the Company’s products have a warranty of less than three years with a small number of products having a warranty ranging up to ten years or more. For 100-year or lifetime warranties, the Company uses the estimated useful life of the product to calculate the warranty exposure. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty liability is affected by customer and consumer returns, product failures, number of units sold, and repair or replacement costs incurred. Should actual product failure rates, or repair or replacement costs differ from the Company’s estimates, increases or decreases to its warranty liability would be required.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt as of October 2, 2011 and January 2, 2011:

	October 2, 2011	January 2, 2011
	(In thousands)
1% Notes due 2013	$1,150,000	$1,150,000
Less: Notes redeemed (valued at par)	(221,939)	—
Unamortized interest discount	(88,837)	(156,801)
Net carrying amount of 1% Notes due 2013	839,224	993,199

1.5% Notes due 2017	1,000,000	1,000,000
Less: Unamortized interest discount	(256,066)	(282,167)
Net carrying amount of 1.5% Notes due 2017	743,934	717,833
Total convertible long-term debt	$1,583,158	$1,711,032

1% Convertible Senior Notes Due 2013. In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due May 15, 2013 (the “1% Notes due 2013”) at par and has subsequently repurchased $221.9 million of principal amount of these notes during the three months ended October 2, 2011. The 1% Notes due 2013 may be converted, under certain circumstances, based on an initial conversion rate of 12.1426 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share). The net proceeds to the Company from the offering of the 1% Notes due 2013 were $1.13 billion. As of October 2, 2011, the Company had $928.1 million outstanding in aggregate principal amount at par.

The Company separately accounts for the liability and equity components of the 1% Notes due 2013. The principal amount of the liability component of $753.5 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $394.3 million and $396.5 million as of October 2, 2011 and January 2, 2011, respectively.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the discount on the liability component of the 1% Notes due 2013 for the three and nine months ended October 2, 2011 and October 3, 2010.

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Contractual interest coupon	$2,504	$2,874	$8,254	$8,624
Amortization of bond issuance cost	1,935	857	3,649	2,572
Amortization of bond discount	13,456	14,444	43,743	42,572
Total interest cost recognized	$17,895	$18,175	$55,646	$53,768

The effective interest rate on the liability component was 7.4% for the three and nine months ended October 2, 2011 and October 3, 2010. The remaining unamortized interest discount of $88.8 million as of October 2, 2011 will be amortized over the remaining life of the 1% Notes due 2013, which is approximately 1.6 years.

Concurrent with the issuance of the 1% Notes due 2013, the Company sold warrants to acquire shares of its common stock at an exercise price of $95.03 per share. As of October 2, 2011, the warrants had an expected life of approximately 1.9  years and will expire on 20 different dates from August 23, 2013 through September 20, 2013. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. In addition, at issuance, counterparties agreed to sell to the Company up to approximately 14.0 million shares of its common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share. As of October 2, 2011, due to the repurchase of a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

portion of the outstanding 1% Notes due 2013, the Company unwound a pro-rata portion of the convertible bond hedge. The Company may now purchase up to 11.3 million shares of its common stock at a conversion price of $82.36 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by it upon conversion of the 1% Notes due 2013.

Bond Repurchase. In the three months ended October 2, 2011, the Company repurchased $221.9 million principal amount of its 1% Notes due 2013 in private transactions with a limited number of bondholders for cash consideration of $211.1 million. The repurchase was economically beneficial given the notes were repurchased below the principal amount and given that interest rates on cash and marketable securities were lower than the 1% coupon rate of the notes. In accordance with current accounting guidance, at settlement, the fair value of the liability component of the convertible debt immediately prior to repurchase is measured using current interest rates, and the difference between the fair value of the aggregate consideration remitted to the holders and the fair value of the liability component of the convertible debt immediately prior to repurchase is attributed to the reacquisition of the equity component. The difference between the fair value of the liability component of the convertible debt immediately prior to the repurchase and the carrying value of the debt redeemed was recorded as expense on extinguishment of debt in Interest (expense) and other income (expense), net, in the Condensed Consolidated Statements of Operations.

The components of the repurchase and related loss on early extinguishment of a portion of the 1% Notes due 2013 are as follows:

Three months ended October 2, 2011
(In thousands)
Allocation of consideration paid:
Fair value of debt redeemed	$208,958
Reacquisition of equity component	2,161
Total consideration related to principal amount of debt redeemed	$211,119

Loss on extinguishment:
Fair value of debt redeemed	$208,958
Less: Carrying value of debt redeemed	(198,563)

Loss on extinguishment of debt	10,395
Reacquisition costs	318
Extinguishment of related unamortized debt issuance costs	780
Total loss on early extinguishment of debt before tax	$11,493

In connection with the repurchase of a portion of the 1% Notes due 2013, the Company unwound a portion of the convertible bond hedge and warrants. As a result of this unwinding, the Company received net proceeds of $0.3 million which was recorded in equity. As of October 2, 2011, none of the remaining warrants had been exercised nor had the Company purchased any shares under the remaining convertible bond hedge.

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

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017. The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $294.0 million as of October 2, 2011,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the discount on the liability component of the 1.5% Notes due 2017 for the three and nine months ended October 2, 2011 and October 3, 2010.

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Contractual interest coupon	$3,750	$1,458	$11,250	$1,458
Amortization of bond issuance cost	667	281	2,028	281
Amortization of bond discount	8,594	3,540	25,505	3,540
Total interest cost recognized	$13,011	$5,279	$38,783	$5,279

The effective interest rate on the liability component was 6.85% for the three and nine months ended October 2, 2011. The remaining unamortized interest discount of $256.1 million as of October 2, 2011 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 5.9 years.

Concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to acquire shares of its common stock at an exercise price of $73.33 per share. As of October 2, 2011, the warrants had an expected life of approximately 6.2 years and will expire on 40 different dates from November 13, 2017 through January 10, 2018. At each expiration date, the Company may, at its option, elect to settle the warrants on a net share basis. As of October 2, 2011, the warrants had not been exercised and remain outstanding. In addition, counterparties agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. As of October 2, 2011, the Company had not purchased any shares under this convertible bond hedge agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Accumulated Other Comprehensive Income

Accumulated OCI, net of tax, presented in the accompanying Condensed Consolidated Balance Sheets consists of the accumulated unrealized gains and losses on available-for-sale investments, including the Company’s investments in equity securities, as well as currency translation adjustments relating to local currency-denominated subsidiaries and equity investees, and the accumulated unrealized gains and losses related to derivative instruments accounted for as cash flow hedges under hedge accounting as of October 2, 2011 and January 2, 2011.

	October 2, 2011	January 2, 2011
	(In thousands)
Accumulated net unrealized gain on:
Available-for-sale investments	$15,012	$17,505
Foreign currency translation	309,269	231,255
Hedging activities	26,556	11,468
Total accumulated other comprehensive income	$350,837	$260,228

The following table presents comprehensive income for the three and nine months ended October 2, 2011 and October 3, 2010:

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Net income	$233,253	$322,092	$705,767	$814,677
Non-controlling interest	(105)	(199)	(296)	(1,269)
	233,148	321,893	705,471	813,408
Change in accumulated unrealized gain (loss) on:
Available-for-sale investments	(6,173)	3,797	(2,493)	(9,045)
Foreign currency translation	69,521	52,127	78,014	100,757
Hedging activities	17,562	159	15,088	7,307
Comprehensive income	$314,058	$377,976	$796,080	$912,427

Non-controlling interest is included in Interest (expense) and other income (expense), net, in the Condensed Consolidated Statements of Operations.

The following table presents the amount of income tax (benefit) expense allocated to the components of accumulated net unrealized gain (loss) for the three and nine months ended October 2, 2011 and October 3, 2010:

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Available-for-sale investments	$(3,483)	$2,218	$5,777	$1,668
Foreign currency translation	11,072	6,035	11,754	17,688
Hedging activities	1,915	(1,636)	3,267	1,117
	$9,504	$6,617	$20,798	$20,473

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Share-Based Compensation

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

Pliant Technology, Inc. 2007 Stock Plan. The Pliant Technology, Inc. 2007 Stock Plan was assumed pursuant to the Company’s acquisition of Pliant on May 24, 2011, and no further grants were made under this plan after that date. Unvested stock options that were outstanding under this plan on May 24, 2011 were assumed by the Company and will continue to be governed by the existing terms of the plan and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s termination of service with the Company. Stock options granted under this plan generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months of continued service. See Note 14, “Business Acquisition.”

Valuation Assumptions. The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares issued to employees, excluding unvested stock options assumed through the acquisition of Pliant, for the three and nine months ended October 2, 2011 and October 3, 2010 was estimated using the following weighted average assumptions.

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Option Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.42	0.54	0.42	0.51
Risk free interest rate	0.80%	1.18%	1.52%	1.56%
Expected lives	4.3 years	4.3 years	4.2 years	3.8 years
Estimated annual forfeiture rate	8.57%	7.32%	8.57%	7.32%
Weighted average fair value at grant date	$13.99	$17.41	$17.72	$12.30

Employee Stock Purchase Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.44	0.50	0.43	0.56
Risk free interest rate	0.08%	0.19%	0.13%	0.18%
Expected lives	½ year	½ year	½ year	½ year
Weighted average fair value at purchase date	$10.44	$12.34	$12.30	$9.95

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of October 2, 2011 and changes during the nine months ended October 2, 2011, is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except exercise price and contractual term)
Options and SARs outstanding at January 2, 2011	20,393	$32.18	3.8	$393,996
Granted	2,935	44.65
Exercised	(2,953)	23.09		71,092
Forfeited	(344)	26.72
Expired	(320)	51.09
Options assumed through acquisition	209	4.35
Options and SARs outstanding at October 2, 2011	19,920	35.28	3.6	199,996
Options and SARs vested and expected to vest after October 2, 2011, net of forfeitures	19,207	35.24	3.7	194,333
Options and SARs exercisable at October 2, 2011	13,229	36.64	2.7	125,628

At October 2, 2011, the total compensation cost related to stock options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $68.1 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the nine months ended October 2, 2011 is presented below.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands, except for weighted average grant date fair value)
Non-vested share units at January 2, 2011	1,244	$28.64	$62,007
Granted	1,317	47.52
Vested	(372)	29.24	18,128
Forfeited	(79)	35.21
Non-vested share units at October 2, 2011	2,110	40.08	85,166

As of October 2, 2011, the Company had approximately $59.0 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.9 years.

Employee Stock Purchase Plan. At October 2, 2011, there was approximately $2.1 million of total unrecognized compensation cost related to the Company’s ESPP that is expected to be recognized over a period of approximately 0.4 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense for the three and nine months ended October 2, 2011 and October 3, 2010.

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Share-based compensation expense by caption:
Cost of product revenues	$1,283	$1,205	$3,316	$4,972
Research and development	8,345	6,629	23,273	19,975
Sales and marketing	2,704	2,959	7,746	8,299
General and administrative	3,397	10,151	10,343	19,545
Total share-based compensation expense	15,729	20,944	44,678	52,791
Total tax benefit recognized	(3,977)	(6,360)	(11,709)	(15,108)
Decrease in net income	$11,752	$14,584	$32,969	$37,683

Share-based compensation expense by type of award:
Stock options and SARs	$8,224	$15,650	$23,873	$36,411
RSUs	6,201	3,339	15,311	11,047
ESPP	1,304	1,955	5,494	5,333
Total share-based compensation expense	15,729	20,944	44,678	52,791
Total tax benefit recognized	(3,977)	(6,360)	(11,709)	(15,108)
Decrease in net income	$11,752	$14,584	$32,969	$37,683

Share-based compensation expense of $1.4 million and $0.9 million related to manufacturing personnel was capitalized into inventory as of October 2, 2011 and January 2, 2011, respectively.

The total grant date fair value of options and RSUs vested during the three and nine months ended October 2, 2011 and October 3, 2010 was as follows:

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Fair value of options vested	$7,153	$8,016	$26,554	$33,048
Fair value of RSUs vested	7,783	12,806	18,128	21,750
Total fair value of options and RSUs vested	$14,936	$20,822	$44,682	$54,798

Modification of Stock Awards. In the third quarter of fiscal year 2010, the Company recognized expense of $6.3 million related to the modification of stock awards, pursuant to the retirement agreement with the Company’s former Chief Executive Officer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Provision for Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended October 2, 2011 and October 3, 2010.

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands, except percentages)
Provision for income taxes	$129,296	$106,464	$352,453	$295,648
Effective tax rate	35.7%	24.8%	33.3%	26.6%

The provision for income taxes for the three and nine months ended October 2, 2011 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, tax-exempt interest income and the benefit from federal and California research and development credits. The Company’s earnings and taxes resulting from foreign operations are largely attributable to the Company’s Irish, Chinese, Israeli and Japanese entities. The provision for income taxes for the three and nine months ended October 2, 2011 is higher compared to the same period in fiscal year 2010 due to the inclusion of benefits from the release of the U.S. valuation allowance in fiscal year 2010. As of October 2, 2011, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for loss carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $179.1 million and $172.1 million as of October 2, 2011 and January 2, 2011, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $74.3 million and $70.1 million at October 2, 2011 and January 2, 2011, respectively. As of October 2, 2011 and January 2, 2011, the Company had $30.6 million and $27.8 million, respectively, of gross interest and penalties accrued in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In October 2009, the Internal Revenue Service commenced an examination of the Company’s federal income tax returns for fiscal years 2005 through 2008. The timing of a complete resolution is not certain within the next twelve months. In addition, the Company is currently under audit by various state and international tax authorities. The Company cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not have a material effect on its financial position, results of operations or liquidity.

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

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended October 2, 2011 and October 3, 2010.

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands, except per share amounts)
Numerator for basic net income per share:
Net income	$233,253	$322,092	$705,767	$814,677
Denominator for basic net income per share:
Weighted average common shares outstanding	239,836	233,918	238,720	231,631
Basic net income per share	$0.97	$1.38	$2.96	$3.52

Numerator for diluted net income per share:
Net income	$233,253	$322,092	$705,767	$814,677
Interest on the 1% Notes due 2035, net of tax	—	—	—	156
Net income for diluted net income per share	$233,253	$322,092	$705,767	$814,833
Denominator for diluted net income per share:
Weighted average common shares	239,836	233,918	238,720	231,631
Incremental common shares attributable to exercise of outstanding employee stock options and SARs (assuming proceeds would be used to purchase common stock), and RSUs	3,844	6,799	5,062	7,095
Effect of dilutive 1% Notes due 2035	—	—	—	523
Shares used in computing diluted net income per share	243,680	240,717	243,782	239,249
Diluted net income per share	$0.96	$1.34	$2.90	$3.41

Anti-dilutive shares excluded from net income per share calculation	71,010	74,746	68,134	75,528

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt. Diluted earnings per share include the dilutive effects of stock options, SARs and RSUs. In addition, diluted earnings per share for the nine months ended October 3, 2010 includes the dilutive effect of the Company’s $75.0 million 1% Convertible Notes due 2035 (“1% Notes due 2035”), which were redeemed in the first quarter of fiscal year 2010. Certain common stock issuable under stock options, SARs, warrants, the 1% Notes due 2013 and the 1.5% Notes due 2017 have been omitted from the diluted net income per share calculation because their inclusion is considered anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Commitments, Contingencies and Guarantees

Flash Partners. The Company has a 49.9% ownership interest in Flash Partners Ltd. (“Flash Partners”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2004. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at a 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Partners. Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company is committed to purchase its three-month forecast of Flash Partners’ NAND wafer supply, which generally equals 50% of the venture’s output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

As of October 2, 2011, the Company had notes receivable from Flash Partners of $436.3 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners using the note proceeds. The Company has additional guarantee obligations to Flash Partners, see “Off-Balance Sheet Liabilities.” At October 2, 2011 and January 2, 2011, the Company had an equity investment in Flash Partners of $257.9 million and $238.6 million, respectively, denominated in Japanese yen, offset by $87.1 million and $72.9 million, respectively, of cumulative translation adjustments recorded in accumulated OCI. In the nine months ended October 2, 2011 and October 3, 2010, the Company recorded a basis adjustment of $5.1 million and $7.7 million, respectively, to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

Flash Alliance. The Company has a 49.9% ownership interest in Flash Alliance Ltd. (“Flash Alliance”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2006. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Alliance. Flash Alliance purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its 49.9% ownership position in Flash Alliance under the equity method of accounting. The Company is committed to purchase its three-month forecast of Flash Alliance’s NAND wafer supply, which generally equals 50% of the venture’s output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

As of October 2, 2011, the Company had notes receivable from Flash Alliance of $1.0 billion, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance using the note proceeds. The Company has additional guarantee obligations to Flash Alliance, see “Off-Balance Sheet Liabilities.” At October 2, 2011 and January 2, 2011, the Company had an equity investment in Flash Alliance of $365.9 million and $262.6 million, respectively, denominated in Japanese yen, offset by $94.4 million and $76.4 million, respectively, of cumulative translation adjustments recorded in accumulated OCI. In the nine months ended October 2, 2011 and October 3, 2010, the Company recorded a basis adjustment of $20.3 million and ($0.4) million, respectively, to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Flash Forward. The Company has a 49.9% ownership interest in Flash Forward Ltd. (“Flash Forward”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2010. In the venture, the Company and Toshiba collaborate to develop and manufacture NAND flash memory products. In this venture, NAND flash memory products are manufactured by Toshiba at a new 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned by Flash Forward. Toshiba owns the Fab 5 building, which is adjacent to the site of the Company’s and Toshiba’s current Flash Partners and Flash Alliance ventures. Fab 5 is being built in two phases. In the second quarter of fiscal year 2011, the Phase 1 building shell construction was completed and initial NAND production began. The Company is investing in 50% of the current capacity expansion commitment within Phase 1 of Fab 5, which is expected to be completed by the end of January 2012. No commitment has yet been made for further Phase 1 capacity expansion, and no timelines have been finalized for the construction of Phase 2. If and when Phase 2 is built, the Company is committed to 50% of an initial ramp in Phase 2, similar to that in Phase 1. On completion of Phase 2, Fab 5 is expected to be of similar size and capacity to Toshiba’s Fab 4. The Company and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each party’s proportionate level of equipment funding.

As of October 2, 2011, the Company had notes receivable from Flash Forward of $32.6 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward using the note proceeds. At October 2, 2011, the Company had an equity investment in Flash Forward of $19.5 million, denominated in Japanese yen, offset by $1.2 million of cumulative translation adjustments recorded in accumulated OCI. In the nine months ended October 2, 2011, the Company recorded a basis adjustment of ($0.1) million to its equity earnings from Flash Forward related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Forward.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Liabilities

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both original and refinanced leases) in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at October 2, 2011.

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Yen in billions)	(Dollars in thousands)
Flash Partners
March 2007	Original	¥5.1	$66,028	2012
February 2008	Original	2.3	28,668	2013
April 2010	Refinanced	2.8	36,986	2014
June 2011	Refinanced	4.8	62,882	2014
		15.0	194,564
Flash Alliance
November 2007	Original	10.7	139,756	2013
June 2008	Original	16.2	211,022	2013
		26.9	350,778
Total guarantee obligations		¥41.9	$545,342

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of October 2, 2011 in U.S. dollars based upon the exchange rate at October 2, 2011.

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(In thousands)
Year 1	$176,980	$103,060	$280,040
Year 2	75,510	151,250	226,760
Year 3	8,784	25,218	34,002
Year 4	398	4,142	4,540
Total guarantee obligations	$261,672	$283,670	$545,342

Flash Partners. Flash Partners sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements totaling 104.7 billion Japanese yen, or approximately $1.36 billion based upon the exchange rate at October 2, 2011. As of October 2, 2011, the total amount outstanding from these master leases was 29.9 billion Japanese yen, or approximately $389 million based upon the exchange rate at October 2, 2011, of which the amount of the Company’s guarantee obligation of the Flash Partners’ master lease agreements, which reflects future payments and any lease adjustments, was 15.0 billion Japanese yen, or approximately $195 million based upon the exchange rate at October 2, 2011. The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements. In addition, these master lease agreements are secured by the underlying equipment. Remaining master lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through the Company’s fiscal year 2014. At each lease payment date, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was not material at inception of each master lease.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Partners that could result in an acceleration of Flash Partners’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”). As of October 2, 2011, Flash Partners was in compliance with all of its master lease covenants. As of October 2, 2011, the Company’s R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I. As of October 2, 2011, the Company’s S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P. If the Company’s shareholders’ equity falls below $1.51 billion, or both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, or other events of default occur, Flash Partners would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Partners master lease agreements.

Flash Alliance. Flash Alliance sells and leases back from lessors a portion of its tools and has entered into equipment master lease agreements totaling 200.0 billion Japanese yen, or approximately $2.60 billion based upon the exchange rate at October 2, 2011, of which 53.9 billion Japanese yen, or approximately $702 million based upon the exchange rate at October 2, 2011, was outstanding as of October 2, 2011. As of October 2, 2011, the amount of the Company’s guarantee obligation of the Flash Alliance’s master lease agreements was 26.9 billion Japanese yen, or approximately $351 million based upon the exchange rate at October 2, 2011. The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligation under the master lease agreements. In addition, these master lease agreements are secured by the underlying equipment. Remaining master lease payments are due semi-annually and are scheduled to be completed in the Company’s fiscal year 2013. At each lease payment date, Flash Alliance has the option of purchasing the tools from the lessors. Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Alliance that could result in an acceleration of Flash Alliance’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from S&P or Moody’s or a minimum corporate rating of BB+ from R&I. As of October 2, 2011, Flash Alliance was in compliance with all of its master lease covenants. As of October 2, 2011, the Company’s R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I. As of October 2, 2011, the Company’s S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P. If the Company’s shareholders’ equity falls below $1.51 billion, or both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, or other events of default occur, Flash Alliance would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Alliance master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of October 2, 2011, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of October 2, 2011 or January 2, 2011, as these liabilities were not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third-party patents. The Company has not made any indemnification payments under any such agreements and as of October 2, 2011, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at October 2, 2011, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations.

	Total		1 Year or Less (3 months)	2 - 3 Years (Fiscal 2012 and 2013)	4 –5 Years (Fiscal 2014 and 2015)	More than 5 Years (Beyond Fiscal 2015)
	(In thousands)
Facility and other operating leases	$23,642		$2,225	$15,548	$5,293	$576
Flash Partners reimbursement for certain fixed costs including depreciation	988,771	(4)(5)	111,944	520,080	234,277	122,470
Flash Alliance reimbursement for certain fixed costs including depreciation	2,109,285	(4)(5)	155,501	1,081,553	595,907	276,324
Flash Forward equipment investments and expense reimbursement	1,238,694	(4)	89,205	772,815	263,015	113,659
Toshiba research and development	108,901	(4)	37,627	41,274	30,000	—
Capital equipment purchase commitments	75,630		72,345	3,285	—	—
1% Convertible senior notes principal and interest (1)	946,622		4,640	941,982	—	—
1.5% Convertible senior notes principal and interest (2)	1,090,000		—	30,000	30,000	1,030,000
Operating expense commitments	36,438		29,824	6,596	18	—
Noncancelable production purchase commitments (3)	426,248	(4)	426,248	—	—	—
Total contractual cash obligations	$7,044,231		$929,559	$3,413,133	$1,158,510	$1,543,029

Off-Balance Sheet Arrangements.

October 2, 2011
(In thousands)
Guarantee of Flash Ventures equipment leases (6)	$545,342
__________

(1)
In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Notes due 2013. The Company will pay cash interest on the outstanding notes at an annual rate of 1.0%, payable semi-annually on May 15 and November 15 of each year until calendar year 2013. In the three months ended October 2, 2011, the Company redeemed $221.9 million of the outstanding notes. See Note 7, “Financing Arrangements - Bond Repurchase,” for further discussion.

(2)
In August 2010, the Company issued and sold $1.00 billion in aggregate principal amount of 1.5% Notes due 2017. The Company will pay cash interest on the outstanding notes at an annual rate of 1.5%, payable semi-annually on August 15 and February 15 of each year until calendar year 2017.

(3)	Includes Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(4)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at October 2, 2011.

(5)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

(6)	The Company’s guarantee obligation, net of cumulative lease payments, is 41.9 billion Japanese yen, or approximately $545 million based upon the exchange rate at October 2, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has excluded $209.6 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to uncertainty with respect to the timing of associated future cash flows at October 2, 2011. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2011 through fiscal year 2016. Future minimum lease payments at October 2, 2011 are presented below.

Fiscal Year	Lease Payments
(In thousands)
2011 (remaining 3 months)	$2,345
2012	10,548
2013	6,004
2014	3,638
2015	2,906
2016 and thereafter	576
26,017
Sublease income to be received in the future under noncancelable subleases	(2,375)
Net operating leases	$23,642

Net rent expense for the three and nine months ended October 2, 2011 and October 3, 2010 was as follows:

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Rent expense, net	$2,019	$1,839	$5,866	$5,624

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Related Parties and Strategic Investments

Flash Ventures with Toshiba. The Company owns 49.9% of each entity within Flash Ventures and accounts for its ownership position under the equity method of accounting. The Company’s obligations with respect to the Flash Ventures master lease agreements, take-or-pay supply arrangements and research and development cost sharing are described in Note 12, “Commitments, Contingencies and Guarantees.” The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments. Flash Ventures are variable interest entities. The Company evaluated whether it is the primary beneficiary of any of the entities within Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities. In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities. The Company concluded based upon its 49.9% ownership in Flash Ventures, the voting structure of Flash Ventures and the manner in which the day-to-day operations of Flash Ventures are conducted that the Company lacked the power to direct most of the activities that most significantly impact Flash Ventures’ economic performance.

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures totaling approximately $739.7 million, $2.30 billion, $475.7 million and $1.41 billion in the three and nine months ended October 2, 2011 and October 3, 2010, respectively. The Company received loan repayments from Flash Ventures of $163.4 million and $248.5 million in the three and nine months ended October 2, 2011, respectively. The Company received loan repayments from Flash Ventures of $59.7 million in the three and nine months ended October 3, 2010. At October 2, 2011 and January 2, 2011, the Company had accounts payable balances due to Flash Ventures of $257.5 million and $240.5 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as of October 2, 2011 and January 2, 2011, based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below.

	October 2, 2011	January 2, 2011
	(In thousands)
Notes receivable	$1,473,041	$1,232,303
Equity investments	643,221	501,188
Operating lease guarantees	545,342	878,833
Prepayments	137,016	47,607
Maximum loss exposure	$2,798,620	$2,659,931

Solid State Storage Solutions LLC. During the second quarter of fiscal year 2007, the Company formed Solid State Storage Solutions LLC (“S4”), a venture with third parties to license intellectual property. S4 qualifies as a variable interest entity. The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented. The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities. S4’s assets and liabilities were not material to the Company’s Condensed Consolidated Balance Sheets as of October 2, 2011 and January 2, 2011.

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

Pliant Technology, Inc. On May 24, 2011, the Company completed its acquisition of Pliant, a developer of enterprise flash storage solutions. This acquisition represents a significant opportunity for the Company to participate in the enterprise storage solutions market. The Company acquired 100% of the outstanding shares of Pliant through an all-cash transaction. Included in the cash consideration were bridge loans from the Company to Pliant totaling $22.0 million (a $15.0 million bridge loan in March 2011 and a $7.0 million bridge loan in May 2011). The total purchase price was comprised of the following:

Purchase Price
(In thousands)
Cash consideration (1)	$321,088
Estimated fair value of replacement stock options related to precombination service	553
Total purchase price	$321,641
 __________

(1)	Cash consideration does not include cash acquired.

The Company assumed all unvested outstanding Pliant stock options, which were converted into options to purchase an aggregate of 0.2 million shares of the Company’s common stock. The fair value of these unvested stock options was determined using the Black-Scholes-Merton valuation model. The Company records the fair value of unvested replacement stock options as operating expense over the remaining service periods as they relate to post-combination services.

Net Tangible Liabilities. The allocation of the Pliant purchase price to the tangible assets acquired and liabilities assumed as of May 24, 2011 is summarized below.

Acquired Tangible Assets and Liabilities
(In thousands)
Cash	$3,439
Other assets	16,810
Total assets	20,249
Accounts payable	(11,614)
Other current liabilities	(21,138)
Total current liabilities	(32,752)
Non-current liabilities	(9,949)
Total liabilities assumed	(42,701)
Net tangible liabilities acquired	$(22,452)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Acquisition-related costs of $0.1 million and $1.4 million during the three and nine months ended October 2, 2011, respectively, were related to legal, regulatory and accounting fees, and expensed to General and administrative expense in the Condensed Consolidated Statement of Operations. Pliant’s prior period financial results are not considered material to the Company.

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

Patent Infringement Litigation Initiated by SanDisk. On October 24, 2007, the Company filed a Complaint for patent infringement in the U.S. District Court for the Western District of Wisconsin (the “District Court”) against the following defendants: Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corp., Silicon Motion, Inc. (Taiwan), Silicon Motion, Inc. (California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); Synergistic Sales, Inc. (“Synergistic”); USBest Technology, Inc. dba Afa Technologies, Inc. (“USBest”); Skymedi Corp. (“Skymedi”); Chipsbank Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Infotech Logistic LLC (“Infotech”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Power Quotient International Co., Ltd., and PQI Corp., (collectively, “PQI”); PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (Taiwan), Transcend Information Inc. (California, U.S.A.), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co., A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc.; Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”) EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”). In this action (the “’607 Action”), the Company initially asserted that the defendants infringed U.S. Patent Nos. 5,719,808 (the “’808 patent”), 6,763,424 (the “’424 patent”); 6,426,893 (the “’893 patent”); 6,947,332 (the “’332 patent”); and 7,137,011 (the “’011 patent”). The Company has since entered into a stipulation dismissing the ’332 patent. The Company concurrently filed a second Complaint for patent infringement in the same District Court against the following defendants: Phison, Silicon Motion, Synergistic, USBest, Skymedi, Zotek, Infotech, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, A-DATA, Apacer, Behavior, and Dane-Elec. In this action (“the ’605 Action”), the Company asserted that the defendants infringed U.S. Patent Nos. 6,149,316 (the “’316 patent”) and  6,757,842 (the “’842 patent”). The Company seeks damages and injunctive relief in both actions. Settlement agreements have subsequently been reached with, and the Company has dismissed its claims against, Imation, Phison, Silicon Motion, Skymedi, Verbatim, Corsair, Add-On Computer Peripherals, EDGE, Infotech, Interactive, PNY, TSR and Welldone. In addition, the Company’s claims against Chipsbank, Acer, Behavior, Dane-Elec, LG, PQI, USBest, Transcend, A-DATA, Apacer, Buffalo and Synergistic have been dismissed without prejudice. In light of these settlements and dismissals, Kingston is the only remaining defendant.

Kingston answered the Company’s Complaints by denying infringement and raising several affirmative defenses and related counterclaims. These defenses and related counterclaims include, among others, lack of standing, unclean hands, non-infringement, invalidity, unenforceability for alleged patent misuse, express license, implied license, patent exhaustion, waiver, laches and estoppel.

The District Court consolidated the ’605 and ’607 Actions and stayed these actions during the pendency of related proceedings before the U.S. International Trade Commission, which are now closed. After lifting the stay, the District Court set the trial to begin on February 28, 2011. On September 22, 2010, the District Court issued a Markman Order construing certain terms from the remaining patents. In light of the District Court’s Markman Order, the Company withdrew its allegations regarding the ’808 and ’893 patents. On February 15, 2011, the District Court issued a Summary Judgment Order that found that certain Kingston products with a Phison PS3006 controller contributorily infringed claims 20, 24, 28 and 30 of the ’424 Patent. In doing so, the District Court found that there were no substantial non-infringing uses for these Kingston products. As

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

part of the order, the District Court also ruled that the majority of accused Kingston products (ones that did not contain the Phison PS3006 controller) did not infringe the asserted claims of the ’424 patent. The Summary Judgment Order further found that none of the accused Kingston products infringed the asserted claims of the ’842 and ’316 patents. The Summary Judgment Order also found that the Company had standing to sue Kingston on the ’842 and ’316 patents and that the Company was not entitled to damages for Kingston’s sales prior to October 2007. The Company disagrees with various aspects of the District Court’s rulings in the Summary Judgment Order. On February 17, 2011, the Company and Kingston filed a stipulated dismissal with the District Court, stating that rather than proceeding to trial against Kingston products containing the Phison PS3006 controller, which represented a small amount of damages, the Company agreed to dismiss its claim against the Kingston PS3006 product and Kingston agreed to dismiss its invalidity and/or enforceability counterclaims against the Company’s patents, thereby allowing either party to appeal. Under the terms of the stipulated dismissal, if granted by the District Court, the Company and Kingston have the right to re-file the dismissed claims if (a) an appellate court reverses, remands, or vacates, in whole or in part, the District Court’s September 22, 2010 Claim Construction Order, or the District Court’s February 15, 2010 Summary Judgment, and (b) the case is returned to the District Court for further proceedings. The stipulation for dismissal does not prejudice either the Company or Kingston’s right to appeal this matter in whole or in part.

The District Court entered an amended final judgment dismissing these actions on March 29, 2011. The Company filed a timely notice of appeal from that judgment on April 19, 2011, and the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) docketed the Company’s appeal on April 25, 2011. The Company’s opening brief on appeal in the Federal Circuit was filed on July 25, 2011. Kingston’s responsive brief was filed on November 4, 2011. The Company’s reply is due on November 18, 2011. The case has also been assigned to the Federal Circuit’s mediation program.

Patent Infringement Litigation Initiated by SanDisk. On May 4, 2010, the Company filed a Complaint for patent infringement in the U.S. District Court for the Western District of Wisconsin (the “District Court”) against Kingston and Imation. The Company has since dismissed its claims against Imation in light of a confidential settlement agreement between the parties. In this action, the Company asserts U.S. Patent Nos. 7,397,713; 7,492,660; 7,657,702; 7,532,511; 7,646,666; 7,646,667; and 6,968,421. The Company seeks damages and injunctive relief. Kingston has answered the Complaint denying infringement and raising several affirmative defenses and related counterclaims. These defenses and related counterclaims include, among others, non-infringement, invalidity, implied license, express license, unenforceability for alleged patent misuse, lack of standing and bad faith litigation. Kingston also asserted antitrust counterclaims against the Company alleging monopolization, attempted monopolization and agreement in restraint of trade, all under the Sherman Act. Kingston also asserted state law unfair competition counterclaims. The Company has denied Kingston’s counterclaims. The District Court issued a Markman Order construing certain claim terms of the patents on March 16, 2011. On June 10, 2011, the Company filed a motion seeking a summary judgment in connection with Kingston’s antitrust counterclaims and Kingston’s implied license defense. On June 10, 2011, Kingston filed a motion seeking a summary judgment of non-infringement concerning all of the Company’s asserted patent claims, invalidity of certain of those claims, and in connection with certain of the Company’s damages claims. On August 12, 2011, the District Court granted Kingston’s motion for summary judgment as to all of the Company’s infringement claims. On October 13, 2011, the District Court granted the Company’s motion for summary judgment on Kingston’s monopolization and attempted monopolization counterclaims, but denied the Company’s motion for summary judgment on Kingston’s federal agreement in restraint of trade counterclaim and state law unfair competition counterclaim. A bench trial on Kingston’s remaining counterclaims commenced on November 7, 2011.

Patent Infringement Litigation Initiated by SanDisk (United Kingdom). On April 4, 2011, following the detention by Customs Authorities in the United Kingdom of several consignments of Universal Serial Bus (“USB”) flash drive products imported by Kingston Digital Europe Limited (“Kingston”), SanDisk IL Ltd. and the Company commenced patent infringement proceedings against Kingston in the Patents Court in the Chancery Division of the High Court. The subject matter of the proceedings concerns Kingston USB flash drive products suspected of infringing three Company patents, being European patents (UK) numbered 1,092,193, 1,548,604 and 1,746,413. The Company seeks injunctive relief, damages, costs and associated remedies in those proceedings. A further related company, Kingston Technology Europe Limited, was initially named in the proceedings but was removed after Kingston admitted to all importation of the relevant products. Kingston filed its Defence (i.e., Defense) on May 19, 2011 denying infringement and seeking revocation of all three patents. The Company joined issue with Kingston’s allegations in its Reply and Defence to Counterclaim served on July 6, 2011. On July 14, 2011, the Court approved the time table and trial date as initially agreed between the parties. Pursuant to the Order of the Court as subsequently amended by agreement between the parties, document discovery is due on December 2, 2011, and the evidence of fact and expert reports must be served by March 23, 2012 and May 25, 2012, respectively. Trial is scheduled to commence the week of October 8, 2012.
Patent Litigation Initiated By SanDisk.  On October 27, 2011, in response to infringement allegations by Round Rock Research LLC, the Company filed a lawsuit against Round Rock in the U.S. District Court for the Northern District of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

California.  The lawsuit seeks a declaratory judgment that eleven Round Rock patents are invalid and/or not infringed by products sold by the Company.

IP Litigation Against SanDisk. On November 12, 2010, Main Hastings, LLC (“Main Hastings”) filed a patent false marking case in the U.S. District Court for the Eastern District of Texas, alleging that the Company sold and advertised the Company’s G3 and G4 Solid State Drive lines of products with expired patent numbers, in violation of 35 U.S.C. §292. The Complaint alleges that the Company intended to deceive the public by advertising or stating in related product literature that these products were patented, and seeks damages for each alleged violation. On March 14, 2011, the case was transferred to the U.S. District Court for the Northern District of California (the “District Court”). Main Hastings subsequently filed a First Amended Complaint on April 20, 2011, in which Main Hastings alleged false marking in connection with the following patents: U.S. Patent Nos. 5,070,032, 5,095,344, 5,168,465, 5,172,338, 5,198,380, 5,200,959, 5,268,318, 5,268,870 and 5,272,669. The Company filed a motion to dismiss the Complaint on July 1, 2011. On September 8, 2011, Main Hastings and the Company reached a settlement. On September 12, 2011, the parties entered a stipulation of dismissal and the District Court closed the case.

Federal Civil Antitrust Class Actions. Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the U.S. District Court for the Northern District of California (the “District Court”), in eight purported class action complaints. On February 7, 2008, all of the civil complaints were consolidated into two Complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in a purported class action captioned In re Flash Memory Antitrust Litigation. Plaintiffs alleged the Company and a number of other manufacturers of flash memory and flash memory products conspired to fix, raise, maintain and stabilize the price of NAND flash memory in violation of state and federal laws and sought an injunction, damages, restitution, fees, costs and disgorgement of profits. The direct purchaser lawsuit was dismissed with prejudice. On March 31, 2010, the District Court denied the indirect purchaser plaintiffs’ class certification motion, and denied plaintiffs’ motion for leave to amend the Consolidated Amended Complaint to substitute certain class representatives. On April 5, 2011, the District Court denied the indirect purchaser plaintiffs’ motion for reconsideration of the class certification decision and on April 19, 2011, indirect purchaser plaintiffs filed a Rule 23(f) petition to the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) to request permission to appeal that decision. On June 28, 2011, the Ninth Circuit denied that petition. On July 12, 2011, indirect purchaser plaintiffs petitioned the Ninth Circuit for a rehearing, which the Ninth Circuit denied on August 24, 2011.

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The Amended Complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss which resulted in Dr. Harari being dismissed as a defendant. In addition, the Company filed a motion requesting that the District Court certify for immediate interlocutory appeal the portion of its Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. The Company answered the Complaint on March 10, 2011, denying all of Ritz’s allegations of wrongdoing. A hearing on that motion was held on May 6, 2011. On September 7, 2011, the District Court granted the Company’s request to certify the issue for appeal. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the Federal Circuit. On October 3, 2011, Ritz filed an opposition to the Company’s petition. On October 13, 2011, the Company filed a motion for permission to file a reply brief in support of its petition for interlocutory appeal. The Federal Circuit has not issued a decision on the Company’s petition. On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition.

Samsung Federal Antitrust Action Against Panasonic and SD-3C. On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed this action in the U.S. District Court for the Northern District of California (the “District Court”) alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and SD-3C, LLC (“SD-3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws. Such claims are based on, inter alia, alleged conduct related to the licensing practices and operations of SD-3C. The Complaint further seeks a declaration that Panasonic and SD-3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable. The Company is not named as a defendant in this case, but it established SD-3C along with Panasonic and Toshiba Corporation (“Toshiba”), and the Complaint includes various factual allegations concerning the Company. Defendants filed a motion to dismiss on September 24, 2010, and thereafter

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Samsung filed a First Amended Complaint (“FAC”) on October 14, 2010, which was also based on alleged conduct related to the licensing practices and operations of the SD-3C, and contained the same claims as the original Complaint. On August 25, 2011, the District Court granted defendants’ motion to dismiss the FAC. The District Court dismissed the patent misuse claim with prejudice, but gave Samsung leave to amend its other claims.  On September 16, 2011, Samsung filed its Second Amended Complaint (“SAC”), which continues to assert claims based on alleged conduct related to the licensing practices and operations of the SD-3C and contains the same claims as the original complaint, except for the patent misuse claim. The defendants filed a motion to dismiss the SAC on October 6, 2011, and Samsung filed its opposition on October 20, 2011. Defendants’ reply was filed on October 27, 2011 and the hearing is set for January 6, 2012.

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD-3C LLC, et al was filed in the U.S. District Court for the Northern District of California on behalf of a nationwide class of indirect purchasers of Secure Digital (“SD”) cards alleging various claims against the Company, SD-3C, Panasonic, Toshiba, and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antirust and unfair competition laws, and common law. Plaintiffs allege the Company (along with the other members of SD-3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD-3C LLC described above. Pursuant to a stipulation entered on June 27, 2011, the defendants’ response to this complaint is due on November 21, 2011, and all discovery is stayed until that date. The Company received two demand letters dated March 30, 2011 pursuant to Massachusetts General Laws Chapter 93A §9 (“93A Demand Letters”). Both letters gave notice of intention to file a class action lawsuit on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD-3C, Panasonic; Toshiba, and Toshiba America Electronic Components, Inc. under Massachusetts unfair competition law if the Defendants do not tender a settlement. These letters generally repeat the allegations in the antitrust cases filed against SD-3C and Panasonic defendants in Samsung Electronics Co., Ltd. v. Panasonic Corp., et al. and against the Company, SD-3C, Panasonic defendants, and Toshiba defendants in Oliver v. SD-3C LLC, et al. On April 21, 2011, the Company responded to both letters detailing their deficiencies.

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

Overview

We are a global leader in flash memory storage solutions. Our goal is to provide simple, reliable and affordable storage solutions for consumer and enterprise use in a wide variety of formats and devices. We sell our products globally to original equipment manufacturer, or OEM, and retail customers.

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

On May 24, 2011, we completed the acquisition of Pliant Technology, Inc., or Pliant, a developer of enterprise flash storage solutions. This acquisition represents a significant opportunity for us to participate in the enterprise storage solutions market. We acquired all of the outstanding shares of Pliant through an all-cash transaction. The total purchase price was

$321.6 million. Total acquisition-related costs of $0.1 million and $1.4 million were expensed during the three and nine months ended October 2, 2011, respectively.

In the third quarter of fiscal year 2011, we repurchased $221.9 million principal amount of our 1% Notes due 2013 for $211.1 million in cash.

Results of Operations

	Three months ended				Nine months ended
	October 2, 2011	% of Revenues	October 3, 2010	% of Revenues	October 2, 2011	% of Revenues	October 3, 2010	% of Revenues
	(In millions, except percentages)
Product revenues	$1,321.9	93.4%	$1,137.6	92.2%	$3,814.1	93.4%	$3,222.1	92.1%
License and royalty revenues	94.1	6.6%	96.1	7.8%	271.1	6.6%	277.3	7.9%
Total revenues	1,416.0	100.0%	1,233.7	100.0%	4,085.2	100.0%	3,499.4	100.0%
Cost of product revenues	790.5	55.9%	591.3	47.9%	2,281.3	55.8%	1,804.2	51.6%
Amortization of acquisition-related intangible assets	13.1	0.9%	3.2	0.3%	26.5	0.7%	9.4	0.2%
Total cost of product revenues	803.6	56.8%	594.5	48.2%	2,307.8	56.5%	1,813.6	51.8%
Gross profit	612.4	43.2%	639.2	51.8%	1,777.4	43.5%	1,685.8	48.2%
Operating expenses
Research and development	135.3	9.6%	111.5	9.0%	400.1	9.8%	310.0	8.9%
Sales and marketing	48.5	3.4%	50.4	4.1%	144.2	3.5%	151.0	4.3%
General and administrative	40.6	2.8%	44.5	3.6%	116.0	2.8%	118.6	3.4%
Amortization of acquisition-related intangible assets	1.9	0.1%	1.1	0.1%	2.7	0.1%	1.7	—%
Total operating expenses	226.3	15.9%	207.5	16.8%	663.0	16.2%	581.3	16.6%
Operating income	386.1	27.3%	431.7	35.0%	1,114.4	27.3%	1,104.5	31.6%
Other income (expense)	(23.5)	(1.7%)	(3.1)	(0.3%)	(56.2)	(1.4%)	5.8	0.1%
Income before income taxes	362.6	25.6%	428.6	34.7%	1,058.2	25.9%	1,110.3	31.7%
Provision for income taxes	129.3	9.1%	106.5	8.6%	352.4	8.6%	295.6	8.4%
Net income	$233.3	16.5%	$322.1	26.1%	$705.8	17.3%	$814.7	23.3%

Product Revenues

	Three months ended			Nine months ended
	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
	(In millions, except percentages)
OEM	$859.3	$707.7	21.4%	$2,528.8	$2,040.1	24.0%
Retail	462.6	429.9	7.6%	1,285.3	1,182.0	8.7%
Product revenues	$1,321.9	$1,137.6	16.2%	$3,814.1	$3,222.1	18.4%

The increase in our product revenues for the three months ended October 2, 2011, compared to the three months ended October 3, 2010, was due primarily to an 87% increase in gigabytes sold, partially offset by a 37% decline in average selling price per gigabyte. OEM product revenues increased in the three months ended October 2, 2011 compared to the three months ended October 3, 2010 due primarily to higher sales of embedded products for mobile devices, including phones and tablets, and higher sales of wafers and components. Retail product revenues increased in the three months ended October 2, 2011 compared to the three months ended October 3, 2010 due primarily to higher sales of cards for mobile phones and universal serial bus, or USB, drives.

The increase in our product revenues for the nine months ended October 2, 2011, compared to the nine months ended October 3, 2010, was due primarily to a 79% increase in gigabytes sold, partially offset by a 33% decline in average selling price per gigabyte. OEM product revenues increased in the nine months ended October 2, 2011 compared to the nine months ended October 3, 2010 due primarily to higher sales of embedded products for mobile devices, including phones and tablets. Retail product revenues increased in the nine months ended October 2, 2011 compared to the nine months ended October 3,

2010 due primarily to higher sales of cards for mobile phones.

Our ten largest customers represented approximately 48% and 50% of our total revenues in the three and nine months ended October 2, 2011, respectively, compared to 50% and 46% in the three and nine months ended October 3, 2010, respectively. No customer exceeded 10% of our total revenues during the three months ended October 2, 2011 and one customer represented 11% of our total revenues in the nine months ended October 2, 2011. One customer represented 11% of our total revenues during the three months ended October 3, 2010 and no customer exceeded 10% of our total revenues during the nine months ended October 3, 2010.

Geographical Product Revenues

	Three months ended					Nine months ended
	October 2, 2011	% of Product Revenues	October 3, 2010	% of Product Revenues	Percent Change	October 2, 2011	% of Product Revenues	October 3, 2010	% of Product Revenues	Percent Change
	(In millions, except percentages)
United States	$180.8	13.7%	$195.9	17.2%	(7.7%)	$540.2	14.2%	$531.9	16.5%	1.6%
Europe, Middle East and Africa	188.3	14.2%	191.0	16.8%	(1.4%)	491.8	12.9%	527.4	16.4%	(6.8%)
Asia-Pacific	889.4	67.3%	699.1	61.5%	27.2%	2,628.0	68.9%	2,054.0	63.7%	27.9%
Other foreign countries	63.4	4.8%	51.6	4.5%	22.9%	154.1	4.0%	108.8	3.4%	41.6%
Product revenues	$1,321.9	100.0%	$1,137.6	100.0%	16.2%	$3,814.1	100.0%	$3,222.1	100.0%	18.4%

The increase in product revenues in Asia-Pacific, which includes Japan, for the three and nine months ended October 2, 2011, compared to the three and nine months ended October 3, 2010, was due primarily to increased sales of embedded products to our OEM customers. Our retail sales in Asia-Pacific also increased due to increased consumer demand, particularly in China and India. The decrease in product revenues in the U.S. for the three months ended October 2, 2011, compared to the three months ended October 3, 2010, was due primarily to a shift in the shipment location of OEM products from the U.S. to other regions. The increase in product revenues in the U.S. for the nine months ended October 2, 2011, compared to the nine months ended October 3, 2010, was due primarily to growth in retail sales of cards for the mobile market and USB drives. The decrease in product revenues in Europe, Middle East and Africa for the nine months ended October 2, 2011, compared to the nine months ended October 3, 2010, was due primarily to a decrease in sales to certain OEM customers.

License and Royalty Revenues

	Three months ended			Nine months ended
	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
	(In millions, except percentages)
License and royalty revenues	$94.1	$96.1	(2.1%)	$271.1	$277.3	(2.2%)

The decrease in our license and royalty revenues for the three and nine months ended October 2, 2011, compared to the three and nine months ended October 3, 2010, was due primarily to a minimum payment from one of our licensees in the first and third quarters of fiscal year 2010 that did not recur in the first nine months of fiscal year 2011, partially offset by higher licensable flash memory revenues reported by our licensees.

Gross Profit and Margin

	Three months ended			Nine months ended
	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
	(In millions, except percentages)
Product gross profit	$518.3	$543.2	(4.6%)	$1,506.3	$1,408.5	6.9%
Product gross margin (as a percent of product revenues)	39.2%	47.7%		39.5%	43.7%
Total gross margin (as a percent of total revenues)	43.2%	51.8%		43.5%	48.2%

The decrease in product gross margin for the three months ended October 2, 2011, compared to the three months ended October 3, 2010, was due primarily to the appreciation of the Japanese yen to the U.S. dollar for NAND memory purchases denominated in Japanese yen, increased sales of products incorporating non-captive memory, which has higher costs than captive memory, startup costs incurred by Flash Forward included in cost of sales beginning June 2011 and an increase in amortization of acquisition-related intangible assets associated with the acquisition of Pliant.

The decrease in product gross margin for the nine months ended October 2, 2011, compared to the nine months ended October 3, 2010, was due primarily to the appreciation of the Japanese yen to the U.S. dollar for NAND memory purchases denominated in Japanese yen, increased sales of products incorporating non-captive memory, startup costs incurred by Flash Forward, a $25 million charge related to both a power outage that affected Flash Ventures in early March and then an earthquake in Japan on March 11, 2011, and an increase in amortization of acquisition-related intangible assets associated with the acquisition of Pliant.

Research and Development

	Three months ended			Nine months ended
	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
	(In millions, except percentages)
Research and development	$135.3	$111.5	21.3%	$400.1	$310.0	29.1%
Percent of revenue	9.6%	9.0%		9.8%	8.9%

The increase in our research and development expense for the three months ended October 2, 2011, compared to the three months ended October 3, 2010, was due primarily to an increase of $10.8 million in third-party engineering costs, an increase in employee-related costs of $8.3 million related to increased headcount and compensation expense, and an increase in technology license amortization expense of $4.4 million.

The increase in our research and development expense for the nine months ended October 2, 2011, compared to the nine months ended October 3, 2010, was due primarily to $55.2 million in Flash Forward start-up costs and higher third-party engineering costs, an increase in employee-related costs of $24.4 million related to increased headcount and compensation expense, and an increase in technology license amortization expense of $10.3 million.

Sales and Marketing

	Three months ended			Nine months ended
	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
	(In millions, except percentages)
Sales and marketing	$48.5	$50.4	(3.8%)	$144.2	$151.0	(4.5%)
Percent of revenue	3.4%	4.1%		3.5%	4.3%
The decrease in our sales and marketing expense for the three months ended October 2, 2011, compared to the three months ended October 3, 2010, was due primarily to lower employee-related costs of ($2.2) million.

The decrease in our sales and marketing expense for the nine months ended October 2, 2011, compared to the nine months ended October 3, 2010, was due primarily to lower branding and merchandising costs of ($5.6) million and lower employee-related costs of ($1.1) million.

General and Administrative

	Three months ended			Nine months ended
	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
	(In millions, except percentages)
General and administrative	$40.6	$44.5	(8.8%)	$116.0	$118.6	(2.2%)
Percent of revenue	2.8%	3.6%		2.8%	3.4%

The decrease in our general and administrative expense for the three months ended October 2, 2011, compared to the three months ended October 3, 2010, was due primarily to lower employee-related costs of ($9.4) million, largely attributable to a charge taken in the three months ended October 3, 2010 for the retirement benefits for our former Chief Executive Officer, or CEO, that did not recur in fiscal year 2011, offset by an increase in legal and outside services costs of $2.9 million and bad debt expense of $1.2 million.

The decrease in our general and administrative expense for the nine months ended October 2, 2011, compared to the nine months ended October 3, 2010, was due primarily to lower employee-related costs of ($12.9) million, largely attributable to a charge taken in the nine months ended October 3, 2010 for the retirement benefits for our former CEO that did not recur in fiscal year 2011, offset by an increase in legal and outside services costs of $7.7 million related to intellectual property-related services, tax and Pliant acquisition costs, and bad debt expense of $1.0 million.

Amortization of Acquisition-Related Intangible Assets

	Three months ended			Nine months ended
	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$1.9	$1.1	72.7%	$2.7	$1.7	58.8%
Percent of revenue	0.1%	0.1%		0.1%	—%

Amortization of acquisition-related intangible assets in the three and nine months ended October 2, 2011 reflected increased amortization of intangible assets from the Pliant acquisition, which was completed on May 24, 2011. The three and nine months ended October 3, 2010 reflected the amortization of intangible assets from the acquisition of MusicGremlin, Inc. in 2008, which were fully amortized in the third quarter of fiscal year 2010.

Other Income (Expense)

	Three months ended			Nine months ended
	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
	(In millions, except percentages)
Interest income	$14.8	$13.1	13.0%	$46.9	$37.7	24.4%
Interest expense	(30.9)	(23.5)	30.9%	(94.4)	(59.0)	59.6%
Other income (expense), net	(7.4)	7.3	(200.0%)	(8.7)	27.1	(131.5%)
Total other income (expense), net	$(23.5)	$(3.1)	(658.1%)	$(56.2)	$5.8	(1069.0%)

The change in Total other income (expense), net, for the three and nine months ended October 2, 2011, compared to the three and nine months ended October 3, 2010, was due primarily to higher interest expense related to the issuance of the 1.5% Notes due 2017 in August 2010. The change in Other income (expense), net, for the three and nine months ended October 2, 2011, compared to the three and nine months ended October 3, 2010, was primarily due to the expense of ($11.5) million incurred from the change in fair value of the liability component of the convertible debt related to the repurchase of a portion of the 1% Notes due 2013, fewer sales of certain equity securities in a gain position, as well as a non-recurring gain of $13 million in the first quarter of fiscal year 2010 related to the sale of the net assets of our SIM business.

Provision for Income Taxes

	Three months ended			Nine months ended
	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
	(In millions, except percentages)
Provision for income taxes	$129.3	$106.5	21.4%	$352.4	$295.6	19.2%
Effective tax rate	35.7%	24.8%		33.3%	26.6%

The provision for income taxes for the three and nine months ended October 2, 2011 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, tax-exempt interest income and the benefit from federal and California research and development credits. Our earnings and taxes resulting from foreign operations are largely attributable to our Irish, Chinese, Israeli and Japanese entities. The provision for income taxes for the three and nine months ended October 2, 2011 is higher compared to the same period in fiscal year 2010 due to the inclusion of benefits from the release of the U.S. valuation allowance in fiscal year 2010. As of October 2, 2011, we believe that most of our deferred tax assets are more likely than not to be realized, except for loss carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $179.1 million and $172.1 million as of October 2, 2011 and January 2, 2011, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $74.3 million and $70.1 million at October 2, 2011 and January 2, 2011, respectively. As of October 2, 2011 and January 2, 2011, we had $30.6 million and $27.8 million, respectively, of gross interest and penalties accrued in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In October 2009, the Internal Revenue Service commenced an examination of our federal income tax returns for fiscal years 2005 through 2008. The timing of a complete resolution is not certain within the next twelve months. In addition, we are currently under audit by various state and international tax authorities. We cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not materially harm our financial position, results of operations or liquidity.

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In millions except per share amounts)
Net income	$233.3	$322.1	$705.8	$814.7
Share-based compensation	15.7	20.9	44.7	52.8
Amortization of acquisition-related intangible assets	15.1	4.2	29.2	11.1
Convertible debt interest	42.8	18.0	90.0	46.1
Income tax adjustments	(14.7)	(54.3)	(48.8)	(131.0)
Non-GAAP net income	$292.2	$310.9	$820.9	$793.7

Diluted net income per share:	$0.96	$1.34	$2.90	$3.41
Share-based compensation	0.06	0.09	0.18	0.22
Amortization of acquisition-related intangible assets	0.06	0.02	0.12	0.05
Convertible debt interest	0.18	0.07	0.37	0.20
Income tax adjustments	(0.06)	(0.22)	(0.20)	(0.55)
Non-GAAP diluted net income per share:	$1.20	$1.30	$3.37	$3.33

Shares used in computing diluted net income per share (in thousands):
GAAP	243,680	240,717	243,782	239,249
Non-GAAP	243,947	239,798	243,828	238,302

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

We believe that the presentation of non-GAAP measures, including non-GAAP net income and non-GAAP net income per diluted share, provides important supplemental information to management and investors about financial and business trends relating to our operating results. We believe that the use of these non-GAAP financial measures also provides consistency and comparability with our past financial reports.

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

Amortization of Acquisition-related Intangible Assets. We incur amortization of intangible assets in connection with acquisitions. Since we do not acquire businesses on a predictable cycle, we exclude these items in order to present a consistent basis for comparison across accounting periods.

Convertible Debt Interest. This is the non-cash economic interest expense relating to the implied value of the equity conversion component of the convertible debt and the change in fair value of the liability component of the convertible debt due to the repurchase of a portion of the 1% Notes due 2013. The value of the equity conversion component is treated as a debt discount and amortized to interest expense over the life of the notes using the effective interest rate method. We exclude this non-cash interest expense as it does not represent the semi-annual cash interest payments made to our note holders.

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

Liquidity and Capital Resources

Our cash flows were as follows:

	Nine months ended
	October 2, 2011	October 3, 2010	Percent Change
	(In millions, except percentages)
Net cash provided by operating activities	$844.2	$1,092.5	(22.7%)
Net cash used in investing activities	(484.6)	(2,261.8)	78.6%
Net cash provided by (used in) financing activities	(113.5)	930.6	(112.2%)
Effect of changes in foreign currency exchange rates on cash	(0.4)	3.7	(110.8%)
Net increase (decrease) in cash and cash equivalents	$245.7	$(235.0)	204.6%

Operating Activities. The decrease in net cash provided by operations in the first nine months of fiscal year 2011, compared to the first nine months of fiscal year 2010, was primarily due to a usage of cash for inventory in the first nine months of fiscal year 2011 compared to a cash inflow from inventory in the first nine months of fiscal year 2010. Cash flow from inventory decreased due to an inventory increase associated with the production ramp at Flash Forward, which began production in the third quarter of fiscal year 2011. Cash flow from other assets resulted in a usage of cash compared to the prior year primarily due to prepayments to Flash Forward of ($62.2) million. Cash used in accounts receivable was less in fiscal year 2011 than in fiscal year 2010 due primarily to lower growth in revenue in fiscal year 2011 as compared to fiscal year 2010. Cash flow from accounts payable to related parties increased due to the timing of payments to Flash Ventures as compared to the prior year.

Investing Activities. Net cash used in investing activities in the first nine months of fiscal year 2011 was primarily related to net loans and investments made to Flash Ventures of ($234.1) million, cash used for the Pliant acquisition of ($317.6) million, purchases of technology and other assets of ($100.0) million and acquisition of property and equipment of ($114.3) million, offset by net proceeds from short and long-term marketable securities of $281.4 million. In the first nine months of fiscal year 2010, net cash used in investing activities was primarily related to a net purchase of short and long-term marketable securities of ($2.28) billion and acquisition of property and equipment of ($59.7) million, offset by proceeds from notes receivable from Flash Ventures of $59.7 million and $17.8 million related to the sale of the net assets of our SIM business.

Financing Activities. Net cash used in financing activities for the first nine months of fiscal year 2011 was ($113.5) million, as compared to net cash provided by financing activities of $930.6 million in the first nine months of fiscal year 2010, primarily due to proceeds from the issuance of our 1.5% Notes due 2017 in August 2010, the repurchase of a portion of our 1% Notes due 2013 in the third quarter of fiscal year 2011 and lower cash from employee stock programs in the nine months ended October 2, 2011.

Liquid Assets. At October 2, 2011, we had cash, cash equivalents and short-term marketable securities of $2.55 billion. Also, we had $2.71 billion of long-term marketable securities which we believe are liquid assets, but are classified as long-term due to the remaining contractual maturity of the investment being greater than one year.

Short-Term Liquidity. As of October 2, 2011, our working capital balance was $2.83 billion. We expect our cash usage related to loans to, and investments in, Flash Ventures and our investments in property and equipment in the remaining three months of fiscal year 2011 to be less than $200 million.

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

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements. The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from Standard & Poors, or S&P, or Moody’s Corporation, or Moody’s, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I. As of October 2, 2011, Flash Ventures was in compliance with all of its master lease covenants. As of October 2, 2011, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I. As of October 2, 2011, our S&P credit rating was BB-, which is the required minimum corporate rating threshold from S&P.

If the Company’s shareholders’ equity falls below $1.51 billion, or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $545.3 million outstanding lease obligations covered by our guarantee under such Flash Ventures master lease agreements, based upon the exchange rate at October 2, 2011, which would negatively impact our short-term liquidity.

As of October 2, 2011, the amount of cash and cash equivalents and short and long-term marketable securities held by foreign subsidiaries was $613.0 million. We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. As of January 2, 2011, no provision had been made for U.S. income taxes or foreign withholding taxes on $195.4 million of undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S. We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

In October 2011, we announced that our Board of Directors authorized a stock repurchase program under which we may acquire up to $500 million of our outstanding common stock over a period of up to five years. Under this program, share purchases may be made from time-to-time in both the open market and privately negotiated transactions, and may include the use of derivative contracts, structured share repurchase agreements and Rule 10b5-1 trading plans. The stock repurchase program does not obligate us to purchase any particular amount of shares and the plan may be suspended at our discretion.

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

Financing Arrangements. At October 2, 2011, we had $928.1 million aggregate principal amount of 1% Notes due 2013 outstanding and $1.0 billion aggregate principal amount of 1.5% Notes due 2017 outstanding. In the three months ended October 2, 2011, we repurchased $221.9 million principal amount of the 1% Notes due 2013 in private transactions with a limited number of bondholders for $211.1 million in cash. See Note 7, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more detail.

Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share. As of October 2, 2011, the warrants had an expected life of approximately 1.9 years and expire on 20 different dates from August 23, 2013 through September 20, 2013. At expiration, we may, at our option, elect to settle the warrants on a net share basis. In addition, concurrent with the issuance of the 1% Notes due 2013, we entered into a convertible bond hedge in which counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share. As of October 2, 2011, concurrent with the repurchase of a portion of the outstanding 1% Notes due 2013, we unwound a pro-rata portion of the convertible bond hedge and warrants and received net proceeds of $0.3 million from this unwinding, which was recorded in equity. We may now purchase up to 11.3 million shares of our common stock at a conversion price of $82.36 per share. As of October 2, 2011, none of the remaining warrants had been exercised nor had we purchased any shares under the remaining convertible bond hedge. The convertible bond hedge will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes due 2013.

Concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire shares of our common stock at an exercise price of $73.33 per share. As of October 2, 2011, the warrants had an expected life of approximately 6.2 years and expire on 40 different dates from November 13, 2017 through January 10, 2018. At each expiration date, we may, at our option, elect to settle the warrants on a net share basis. As of October 2, 2011, the warrants had not been exercised and remained outstanding. In addition, concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a conversion price of $52.37 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remains outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017. As of October 2, 2011, we had not purchased any shares under this convertible bond hedge agreement.

Ventures with Toshiba. We are a 49.9% owner in each entity within Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by these ventures. This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba. Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply or pay for 50% of the fixed costs of Flash Ventures. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers. See Note 13, “Related Parties and Strategic Investments,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of product revenues. Flash Ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we do not have a controlling financial interest in each venture. Accordingly, we account for our investments under the equity method and do not consolidate.

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into from March 2007 through June 2008 and refinanced master lease agreements entered into from April 2010 through June 2011. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantee as of October 2, 2011 was 41.9 billion Japanese yen, or approximately $545 million based upon the exchange rate at October 2, 2011.

In the first nine months of fiscal year 2011, we made a $62.2 million prepayment for Flash Forward building-related costs. As of October 2, 2011, $59.2 million was remaining, of which $21.0 million was classified as short-term and $38.2 million was classified as long-term.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for the Flash Ventures in order to convert to new process technologies or add wafer capacity. Flash Partners has previously reached full wafer capacity. Flash Alliance reached full wafer capacity in the first quarter of fiscal year 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at October 2, 2011, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 12, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and operating results. Our most significant foreign currency exposure is to the Japanese yen, in which we purchase the vast majority of our NAND flash wafers. In addition, we also have significant costs denominated in the Chinese renminbi and the Israeli new shekel, and we have revenue denominated in the European euro and the British pound. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward and cross currency swap contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. We use foreign currency forward contracts and options to partially hedge our future Japanese yen costs for NAND flash wafers. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated other comprehensive income and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized. These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. See Note 3, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

There were no significant changes to our critical accounting policies during the nine months ended October 2, 2011 other than our accounting policy for valuation of long-lived assets, intangible assets and goodwill, as discussed below. For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K filed on February 23, 2011.

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

We perform our annual impairment analysis of goodwill and indefinite-lived intangible assets (such as in-process research and development) on the first day of the fourth quarter of each year, or more often if there are indicators of impairment present. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Upon adoption of the new authoritative guidance issued by the FASB in September 2011, we may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and whether a Step 2 impairment test on goodwill is required. If based upon qualitative factors it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, we will not be required to proceed to a two-step impairment test on goodwill. However, we also have the option to proceed directly to a two-step impairment test on goodwill. In the first step, or Step 1, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets exceeds the fair value, then we must perform the second step, or Step 2, of the impairment test in order to determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, taking into account an appropriate control premium. The determination of a control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. When we are required to perform a Step 2 analysis, determining the fair value of our net assets and our off-balance sheet intangibles used in Step 2 requires us to make judgments and involves the use of significant estimates and assumptions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of October 2, 2011, a hypothetical 50 basis point increase in interest rates would result in an approximate $28.5 million decline (less than 0.67%) of the fair value of our available-for-sale debt securities.

Foreign Currency Risk. The majority of our revenues are transacted in the U.S. dollar, with some revenues transacted in the European euro, the British pound, and the Japanese yen. Our flash memory costs, which represent the largest portion of our cost of product revenues, are denominated in the Japanese yen. We also have some cost of product revenues denominated in Chinese renminbi. The majority of our operating expenses are denominated in the U.S. dollar; however, we have expenses denominated in the Israeli new shekel and numerous other currencies. On the balance sheet, we have numerous foreign currency denominated monetary assets and liabilities; with the largest monetary exposure being our notes receivable from Flash Ventures which are denominated in Japanese yen.

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

At October 2, 2011, we had foreign currency forward contracts and cross currency swap contracts in place that amounted to a net sale in U.S. dollar equivalent of approximately $562.3 million in foreign currencies to hedge our foreign currency denominated monetary net asset position. The maturities of these contracts were 27 months or less.

At October 2, 2011, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $817.3 million to partially hedge our expected future wafer purchases in Japanese yen. The maturities of these contracts were 14 months or less.

The notional amount and unrealized gain or loss of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of October 2, 2011 is shown in the table below. In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of October 2, 2011	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges:
Cross currency swap contracts entered	$(488.4)	$(61.1)	$(35.3)
Forward contracts sold	(422.3)	(10.1)	(45.5)
Forward contracts purchased	348.4	7.4	38.5
Total net outstanding contracts	$(562.3)	$(63.8)	$(42.3)

The notional amount and fair value of our outstanding forward contracts that are designated as cash flow hedges as of October 2, 2011 is shown in the table below. In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Fair Value as of October 2, 2011	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Cash flow hedges:
Forward contracts purchased	$817.3	$11.6	$(72.8)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. We hold available-for-sale equity securities in semiconductor wafer manufacturing companies. As of October 2, 2011, a reduction in price of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $7.3 million, and an increase in the fair value of the associated hedge of approximately $4.4 million.

The S&P downgrade of U.S. long-term sovereign credit rating and the risk of additional future downgrades or related downgrades could reduce the investment choices for our cash and marketable securities portfolio, which could negatively impact our non-operating results.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at October 2, 2011. Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 2, 2011. Based on their evaluation as of October 2, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended October 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 15, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1I, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011.

Our operating results may fluctuate significantly, which may harm our financial condition and our stock price.  Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future.  Our results of operations are subject to fluctuations and other risks, including, among others:

•	competitive pricing pressures, resulting in lower average selling prices and lower or negative product gross margins;

•	unpredictable or changing demand for our products, particularly for certain form factors or capacities, or the mix of 2-bits per cell, or X2, and 3-bits per cell, or X3, technologies;

•
excess captive memory output or capacity, which could result in write-downs for excess inventory, lower of cost or market charges, lower average selling prices, fixed costs associated with under-utilized capacity or other consequences;

•	increased memory component and other costs as a result of currency exchange rate fluctuations of the U.S. dollar, particularly with respect to the Japanese yen;

•	lower than anticipated demand, including due to general economic weakness in our markets;

•
expansion of industry supply, including low-grade supply useable in limited markets, creating excess supply of flash products in the market, causing our average selling prices to decline faster than our costs;

•
insufficient or mis-matched supply from captive memory sources, inability to obtain non-captive memory supply of the right product mix with adequate margins and quality in the time frame necessary to meet demand, or inability to realize a positive margin on non-captive purchases;

•
our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals, non-renewals, business performance of our licensees, or if licensees or we fail to perform on contractual obligations;

•
inability to develop, or unexpected difficulties or delays in developing, manufacturing processes with acceptable yields, or ramping new technologies such as 24-nanometer, 19-nanometer or subsequent process technologies, X3 NAND memory architecture, 3-Dimensional, or 3D, Read/Write, extreme ultraviolet, or EUV, lithography, Bit-Cost Scalable, or BiCS, technology or other advanced alternative technologies;

•	failure to adequately invest in future technologies and products while managing operating expenses and profit margins;

•	insufficient non-memory materials or capacity from our suppliers and contract manufacturers to meet demand or increases in the cost of non-memory materials or capacity;

•	potential delays in product development or lack of acceptance of our client or enterprise SSD products;

•	inability to maintain or grow our sales of our non-branded products, wafers and components, or potential loss of branded product sales as a result;

•
insufficient assembly and test or retail packaging and shipping capacity from our Shanghai facility or our contract manufacturers, or labor unrest, strikes or other disruptions in operations at any of these facilities;

•	timing, volume and cost of wafer production from Flash Ventures as impacted by fab start-up delays and costs, technology transitions, lower than expected yields or production interruptions;

•
difficulty in forecasting and managing inventory levels due to non-cancelable contractual obligations to purchase materials, such as custom non-memory materials, and the need to build finished product in advance of customer purchase orders;

•	inability to enhance current products or develop new products on a timely basis;

•	timing of sell-through and the financial liquidity and strength of our distributors and retail customers;

•
errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers; and

•	the other factors described in this “Risk Factors” section and elsewhere in this report.

Competitive pricing pressures and excess supply have resulted in lower average selling prices and negative product gross margins in the past, and if we do not experience adequate price elasticity or otherwise sufficient demand for our products, our revenues may decline. For more than a year through 2008, the NAND flash memory industry was characterized by supply exceeding demand, which led to significant declines in average selling prices. Price declines exceeded our cost declines in fiscal years 2008, 2007 and 2006. Significant price declines resulted in our negative product gross margins in fiscal year 2008 and the first quarter of fiscal year 2009. Price declines may be influenced by, among other factors, supply exceeding demand, macroeconomic factors, technology transitions, conversion of industry DRAM capacity to NAND, and new technologies or other actions taken by us or our competitors to gain market share. We, as well as other NAND manufacturers, are adding new NAND wafer capacity in fiscal year 2011. If capacity grows at a faster rate than market demand, the industry could again experience significant price declines, which would negatively affect average selling prices, or we may incur adverse purchase commitments due to under-utilization of Flash Ventures’ capacity, both of which would negatively impact our margins and operating results. Additionally, if our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions fail to keep pace with the rate of price declines, our product gross margins and operating results will be harmed, which could lead to quarterly or annual net losses.

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

Our revenues depend in part on the success of products sold by our OEM customers. A majority of our sales are to OEM customers. Most of our OEM customers bundle or embed our flash memory products with their products, such as mobile phones, GPS devices, tablets, and computers. We also sell wafers and components to some of our OEM customers, as well as non-branded products that are re-branded and distributed by certain OEM customers. Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, market and sell their products successfully in their markets. If our OEM customers are not successful in selling their current or future products in sufficient volume, or should they decide not to use our products, our operating results and financial condition could be harmed. Our OEM revenue is dependent in part upon our embedded flash storage solutions meeting OEM product specifications and achieving design wins, including in new product categories such as tablets. Embedded flash storage solutions typically require lengthy customer product qualifications, which could slow the adoption of our latest technology transitions and thereby have a negative impact on our gross margins by limiting our ability to reduce costs. Also, since our embedded solutions are specifically qualified, we could be restricted from using non-captive supply, resulting in the potential need for further capital investment in our captive capacity. In fiscal year 2011 there have been many new tablets introduced to the market, and some of these tablets have not gained market acceptance. If tablets or other product categories do not grow as anticipated, or we supply OEMs that are not successful in commercializing their products in sufficient volume, we could build excess capacity for demand that does not materialize.

We sell non-branded products, wafers and components to certain OEM customers. The sales to these OEMs can be more variable than sales to our historical customer base, and these OEMs may be more inclined to switch to an alternative supplier based on short-term price fluctuations or the timing of product availability. Sales to these OEMs could also cause a decline in sales of our branded products. In addition, we sell certain customized products and if the intended customer does not purchase these products as scheduled, we may incur excess inventory or rework costs.

We require an adequate level of product gross margins to continue to invest in our business. Our ability to generate sufficient product gross margins and profitability to invest in our business depends in part on industry and our supply/demand balance, our ability to reduce our cost per gigabyte at an equal or higher rate than the price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers and our ability to manage expenses. For example, we experienced negative product gross margins for fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write downs. As a result, we suspended new wafer capacity investments in 2009 and the first half of 2010. In the second half of 2010, we began investing in expanded wafer capacity in Flash Alliance and Flash Alliance capacity was fully completed in the first quarter of 2011. In July 2010, we and Toshiba entered into an agreement to create Flash Forward to operate a 300-millimeter wafer fabrication facility in Fab 5. In the second quarter of fiscal year 2011, the Fab 5 Phase 1 building shell construction was completed and we began investing in wafer capacity. We will need to maintain an adequate level of product gross margins to continue funding the capital expenditures for increased Fab 5 capacity. If we fail to maintain adequate product gross margins and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities, including funding technology development and capacity expansion.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Our ten largest customers represented approximately 48% and 50% of our total revenues in the three and nine months ended October 2, 2011, respectively, compared to 50% and 46% in the three and nine months ended October 3, 2010, respectively. No customer exceeded 10% of our total revenues during the three months ended October 2, 2011 and one customer represented 11% of our total revenues in the nine months ended October 2, 2011. One customer represented 11% of our total revenues during the three months ended October 3, 2010 and no customer exceeded 10% of our total revenues during the nine months ended October 3, 2010. The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and we expect fluctuations to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period. If we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. If we fail to comply with the contractual terms of our significant customer contracts, the business covered under these contracts and our financial results may be harmed and we might face legal and financial liability related to unfulfilled contractual obligations. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and patents expire or if licensees or we fail to perform contractual obligations. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time without notice or penalty.

Our financial performance depends significantly on worldwide economic conditions and the related impact on levels of consumer spending, which have deteriorated in many countries and regions, including the U.S., and may not recover in the foreseeable future. Demand for our products is adversely affected by negative macroeconomic factors affecting consumer spending. The tightening of consumer credit, continuing high unemployment rates, low levels of consumer liquidity, risk of default on sovereign debt and volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending primarily in the U.S. and European retail markets. These and other economic factors may reduce demand for our products and harm our business, financial condition and operating results.

Our business and the markets we address are subject to significant fluctuations in supply and demand, and our commitments to Flash Ventures may result in periods of significant excess inventory. The start of production by Flash Alliance at the end of fiscal year 2007 and the ramp of production in fiscal year 2008 increased our captive supply and resulted in excess inventory. As a result, we restructured and reduced our total capacity at Flash Ventures in the first quarter of fiscal year 2009. However, in the second half of fiscal year 2010 through the first quarter of fiscal year 2011, we invested in expanded wafer capacity in Flash Alliance, bringing Flash Alliance to full capacity in the first quarter of fiscal year 2011, and we began investing in Flash Forward wafer capacity in the second quarter of fiscal year 2011 resulting in additional captive memory supply beginning in the third quarter of fiscal year 2011. Increases in captive memory supply from these ventures could harm our business and operating results if our committed supply exceeds demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges, such as those we experienced in fiscal year 2008, which would harm our gross margins and could result in the impairment of our investments in Flash Ventures.

Our inability to obtain sufficient flash memory supply could cause us to lose sales and market share and harm our operating results. We are currently experiencing growth in demand for our flash memory products, and demand from our customers may exceed supply or may not match the available supply of captive and non-captive flash memory available to us. It is uncertain whether additional supply provided by captive technology transitions or fab expansions will enable us to meet expected demand. While we have various sources of non-captive supply, our purchases of non-captive supply may be limited due to the required advanced purchase order lead-times, the product mix available and the high cost. Our inability to obtain adequate or the right mix of supply to meet demand may cause us to lose sales, market share and corresponding profits, which would harm our operating results.

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

The concentration of Flash Ventures in Yokkaichi, Japan, magnifies the risks of supply disruption. Earthquakes and power outages have resulted in production line stoppages and loss of wafers in Yokkaichi, and similar stoppages and losses may occur in the future. For example, in the fourth quarter of fiscal year 2010, a brief power fluctuation at the Yokkaichi municipal power plant occurred that caused a disruption in operations at both Fab 3 and Fab 4, resulting in a loss of wafers and costs associated with bringing the fabs back online. In the first quarter of fiscal year 2011, a maintenance issue at Flash Ventures resulted in a brief power outage in Fab 4 which resulted in a loss of wafers and costs associated with bringing the Fab back on line. Also, in the first quarter of fiscal year 2011, the March 11, 2011 earthquake and tsunami in Japan caused a brief equipment shutdown at Flash Ventures which resulted in some wafer loss. While the March 11, 2011 earthquake did not directly damage Flash Ventures’ facilities, it did result in the delayed or canceled delivery of certain tools and materials from suppliers impacted by the earthquake. The Yokkaichi location and Japan in general is often subject to earthquakes, typhoons and other natural disasters, which could result in production stoppage, a loss of wafers, the incurrence of significant costs, or supply chain shortages for memory production. The March 11, 2011 earthquake has demonstrated the interdependency and risks of the global supply chain for production of our products.

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

Our strategy of investing in captive memory manufacturing sources could harm us if our competitors are able to produce products at lower costs or if industry supply exceeds demand. We secure captive sources of NAND through our significant investments in manufacturing capacity. We believe that by investing in captive sources of NAND, we are able to develop and obtain supply at the lowest cost and access supply during periods of high demand. Our significant investments in manufacturing capacity require us to obtain and guarantee capital equipment leases and use available cash, which could be used for other corporate purposes. To the extent we secure manufacturing capacity and supply that is in excess of demand, or our cost is not competitive with other NAND suppliers, we may not achieve an adequate return on our significant investments and our revenues, gross margins and related market share may be harmed. For example, we recorded charges of $121 million and $63 million in fiscal year 2008 and the first quarter of fiscal year 2009, respectively, for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity.

Increased captive memory supply from Flash Forward may not produce results as expected. In July 2010, we and Toshiba entered into an agreement to create Flash Forward to operate in Toshiba’s Fab 5. Flash Forward is owned, 49.9% by us and 50.1% by Toshiba. Initial NAND production began in the second quarter of fiscal year 2011, and wafer output commenced in the third quarter of fiscal year 2011. If this new venture does not meet anticipated manufacturing output, we may not have sufficient supply to meet demand, which may lead to a loss in market share and potential revenue growth. Conversely, this new venture with Toshiba could harm our business and operating results if our committed supply exceeds demand for our products. The adverse effects from excess supply could include significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs and the impairment of our investment in this new venture with Toshiba. Any future excess or shortage of supply could harm our business, financial condition and operating results. In addition, because all of the Flash Ventures are located in close proximity, any risk of supply disruption at Toshiba’s Yokkaichi, Japan operations may impact all of our ventures with Toshiba, including this new venture, which could impact all of our captive memory wafer supply.

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection claims, any of which would negatively impact our business, financial condition and operating results. A significant portion of our sales is made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines, as well as participation in various cooperative marketing programs. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. Price protection against declines in our selling prices has the effect of reducing our deferred revenues, and eventually our revenues. If our retailers and distributors are not successful, due to weak consumer retail demand, competitive issues, decline in consumer confidence, or other factors, we could experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and operating results. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and, therefore, must rely on them to effectively sell our products over those of our competitors. Certain of our retail and distributor partners are experiencing financial difficulty and prolonged negative economic conditions could cause liquidity issues for our retail and distributor customers and channels. For example, two of our North American retail customers, Circuit City Stores, Inc. and Ritz Camera Centers, Inc., filed for bankruptcy protection in 2008 prior to liquidating and in 2009 prior to being acquired, respectively. Negative changes in customer credit-worthiness, the ability of our customers to access credit, or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances. In addition, we have certain retail customers to which we provide inventory on a consigned basis, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory charges.

The future growth of our business depends on the development and performance of new markets and products for NAND-based flash memory. Our future growth is dependent on development of new markets, new applications and new products for NAND-based flash memory. Historically, the digital camera market provided the majority of our revenues; however the mobile market, including mobile phones, tablets, e-readers and similar mobile devices, now represents over half of our product revenues. Other markets for flash memory include USB drives, tablets, digital audio and video players, GPS devices and SSDs. There can be no assurance that the use of flash memory in existing markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow. Our revenue and future growth is also significantly dependent on international markets, and we may face difficulties entering or maintaining sales in some international markets. Some international markets are subject to a higher degree of commodity pricing or tariffs and import taxes than in the U.S., subjecting us to increased pricing and margin pressure.

If actual manufacturing yields are lower than our expectations, we may incur increased costs and experience product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment. Semiconductor manufacturing yields and product reliability are a function of both design and manufacturing process technology, and production delays may be caused by equipment malfunctions, fabrication facility accidents or human error. Yield problems may not be identified during the production process or solved until an actual product is manufactured and can be tested. We have, from time-to-time, experienced yields that have adversely affected our business and operating results. On more than one occasion, we have experienced reduced yields when we have transitioned to new generations of products. If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and operating results. For example, if the production ramp and/or yield of NAND technology on the latest process node, such as 24‑nanometer or 19‑nanometer, does not increase as expected, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and operating results will be harmed.

Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. If Flash Ventures encounters difficulties in transitioning to new technologies or architectures or competitors transition faster than Flash Ventures, our cost per gigabyte may not remain competitive with other flash memory producers, which would harm our gross margins and financial results. In addition, we could face design, manufacturing and equipment challenges when transitioning to the next generation of technologies beyond NAND. We have periodically experienced significant delays in the development and volume production ramp of our products. Similar delays could occur in the future and could harm our business, financial condition and operating results.

In transitioning to new technologies and products, we face market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business. The transition to new generations of products, such as products containing 24-nanometer, 19-nanometer and smaller process technologies and/or X3 NAND technologies, is highly complex and requires new controllers, new test procedures, potentially new equipment and modifications to numerous aspects of our manufacturing processes, resulting in extensive qualification of the new products by our OEM customers and us. If we fail to achieve OEM design wins with new technologies such as 24 or 19-nanometer or the use of X3 in embedded mobile applications, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our OEM market share. There can be no assurance that technology transitions will occur on schedule, at the yields or costs that we anticipate, or that the products on the new technologies will meet the specifications of certain customers. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory obsolete or less attractive, and we may not have access to those new technologies on a cost-effective basis, or at all; or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. We have a three-pronged strategy towards our investments and efforts in technology scaling and migration: (1) NAND scaling, (2) Bit-Cost Scalable NAND, or BiCS, and (3) 3D Read/Write, or 3D R/W. The pace at which NAND technology is transitioning to new generations is slowing down due to inherent technology limitations. We currently expect to be able to continue to scale our NAND technology through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture. In the first quarter of fiscal year 2011, we made investments in BiCS and other technologies. In BiCS, the memory cells are packed along the vertical axis as opposed to the horizontal axis as in the current NAND flash technologies. We believe BiCS technology, if successful, could enable further memory cost reductions beyond the existing NAND roadmap, until, and if, 3D R/W technology is developed and fully ramped into high volume production. We also continue to invest in future alternative technologies, particularly our 3D R/W technology, which we believe may be a viable alternative to NAND, when NAND can no longer scale at a sufficient rate, or at all. However, even when NAND flash can no longer be further scaled, we expect NAND and potential alternative technologies to coexist for an extended period of time. There can be no assurance that we will be successful in developing 3D R/W technology, BiCS or other technologies, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies.

Others are developing alternative non-volatile technologies such as MRAM, ReRAM, Memristor, vertical or stacked NAND, phase-change memory, charge-trap flash and other technologies. Successful broad-based commercialization of one or more of these technologies could reduce the future revenue and profitability of NAND flash technology and could supplant the potential alternative 3D R/W or BiCS technologies that we are developing. In addition, we generate license and royalty revenues from NAND technology and we own intellectual property, or IP, for 3D R/W and BiCS technology, and if NAND is replaced by a technology other than 3D R/W or BiCS, our ability to generate license and royalty revenues would be reduced. Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally. If our competitors successfully develop new or alternative technologies, and we are unable to scale our technology on an equivalent basis, our competitors may have an advantage. These new or alternative technologies may enable products that are smaller, have a higher capacity, lower cost, lower power consumption or have other advantages. If we cannot compete effectively, our operating results and financial condition will suffer.

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

NAND/Embedded Manufacturers. Our primary NAND flash memory manufacturer competitors include Hynix Semiconductor, Inc., or Hynix, Intel Corporation, or Intel, Micron Technology, Inc., or Micron, Samsung Electronics Co., Ltd., or Samsung, and Toshiba. Certain of these competitors are large companies that may have greater advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources, well recognized brand names and more diversified businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of these competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may harm our future revenues or margins and may result in the loss of our key customers. Current and future competitors produce, or could produce, alternative flash or other memory technologies that compete against our NAND flash memory technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND. Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of flash memory technology in new applications. If our scaling of NAND flash technology slows down relative to our competitors, our business would be harmed and our investments in captive fabrication facilities could be impaired. Our cost reduction activities are dependent in part on the purchase of new specialized manufacturing equipment, and if this equipment is not generally available or is allocated to our competitors, our ability to reduce costs could be limited.

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

Client Storage Solution Manufacturers. In the market for client SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, as well as from hard drive manufacturers such as Samsung, Seagate Technology LLC, or Seagate, Western Digital Corporation, or Western Digital, and others, who have established relationships with computer manufacturers. We also face competition from third-party SSD solution providers such as A-DATA, Kingston, OCZ Technology Group, Inc., Phison Electronics Corporation and Transcend.

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

We believe that our ability to compete successfully depends on a number of factors, including:

•price, quality and on-time delivery of products;
•product performance, availability and differentiation;
•success in developing new applications and new market segments;
•sufficient availability of cost-efficient supply;
•efficiency of production;
•ownership and monetization of IP rights;
•timing of new product announcements or introductions;
•the development of industry standards and formats;
•the number and nature of competitors in a given market; and
•general market and economic conditions.

There can be no assurance that we will be able to compete successfully in the future.

Our enterprise storage solutions business is characterized by sales to a limited number of customers with long design, qualification and sales cycles and customers/products that do not lend themselves to the same rapid technology transitions as our other products. The enterprise storage solutions market is comprised of a relatively limited number of customers, with long design, qualification and test cycles prior to sales. Enterprise sales cycles can be long and unpredictable, and require considerable time and expense. For example, we may be required to customize our product to interoperate with an OEM’s product, which could further lengthen the sales cycle. The length of our sales cycle in this market makes us susceptible to the risk of delays or termination of orders if these customers decide to delay orders or use a different supplier. We may need to spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any sales. As a result of this lengthy and uncertain sales cycle for our enterprise storage solution products, it is difficult for us to predict when customers may qualify and purchase products from us and as a result, our operating results may vary significantly and may be harmed. There can be no assurance that we will be able to accurately predict demand for these products in the future. The difficulty in forecasting demand also increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements. Due to long customer product cycles, we may not be able to benefit from the rapid technology transitions that drive cost reductions in our consumer-based products and this may lead to variability in our product gross margins. In addition, our enterprise storage solutions products have been qualified with customers utilizing non-captive memory. If we are unable to obtain sufficient or cost effective non-captive memory prior to qualifying these products with our captive memory, we may be unable to maintain or grow our revenue or margins from these products.

Our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals or if licensees fail to perform on a portion or all of their contractual obligations. If our existing licensees do not renew their licenses upon expiration and we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed. For example, in the first quarter of fiscal year 2010, our license and royalty revenues decreased sequentially primarily due to a new license agreement with Samsung that was effective in the third quarter of fiscal 2009, and contains a lower effective royalty rate compared to the previous license agreement. To the extent that we are unable to renew license agreements under similar terms or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees. If our licensees or we fail to perform on contractual obligations, we may incur costs to enforce the terms of our licenses and there can be no assurance that our enforcement and collection efforts will be effective. If we license new IP from third-parties or existing licensees, we may be required to pay license fees, royalty payments or offset existing license revenues. In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

We develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand for our older products; and our competitors seek to develop new standards which could reduce demand for our products. We devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features. Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful. The success of our new products is dependent on a number of factors, including market acceptance, OEM design wins, our ability to manage risks associated with new products and production ramp issues. New flash storage solutions, such as embedded flash drives and SSDs, that are designed for devices such as tablets, eReaders, notebooks and desktop computers are emerging rapidly and are expected to grow significantly in the coming years. We cannot guarantee that OEMs will adopt our solutions, that products that include our solutions will be successful or that these markets will grow as we anticipate. For certain solutions, such as SSDs, to be widely adopted, the cost of flash memory must still decline further so that the price point for the end consumer is compelling. In addition, we will need to develop new SSDs and other embedded flash solutions for mobile computing products and enterprise applications, and our current or new solutions must meet the specifications required to gain customer qualification and acceptance. Sony’s decision in 2010 to transition its future devices from the Memory Stick® format to the SD™ format could also harm our market share or margins since there are a greater number of competitors selling SD products.

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

Under certain conditions, the Flash Ventures’ master equipment lease obligations could be accelerated, which would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of either BB- from S&P or Moody’s, or a minimum corporate rating of BB+ from R&I. As of October 2, 2011, Flash Ventures were in compliance with all of their master lease covenants. As of October 2, 2011, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold for R&I. As of October 2, 2011, our S&P credit rating was BB-, which is the required minimum corporate rating threshold for S&P.

If our stockholders’ equity is below $1.51 billion or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to $545.3 million, based upon the exchange rate at October 2, 2011, covered by our guarantee under the Flash Ventures master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may or may not be available.

The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and operating results in the past and may do so in the future. The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies and their customers’ products and declines in general economic conditions. The flash memory industry has recently experienced significant excess supply, reduced demand, high inventory levels and accelerated declines in selling prices. If we again experience oversupply of NAND flash products, we may be forced to hold excessive inventory, sell our inventory below cost and record inventory write-downs, all of which would place additional pressure on our results of operation and our cash position.

We depend on our captive assembly and test manufacturing facility in China and our business could be harmed if this facility does not perform as planned. Our reliance on our captive assembly and test manufacturing facility near Shanghai, China has increased significantly and we now utilize this factory to satisfy a majority of our assembly and test requirements, to produce products with leading-edge technologies such as multi-stack die packages and to provide order fulfillment to locations. In addition, our Shanghai facility is responsible for packaging and shipping our retail products within Asia and Europe. Any delays or interruptions in production or the ability to ship product, or issues with manufacturing yields at our captive facility could harm our operating results and financial condition. Furthermore, if we were to experience labor unrest, or strikes, or if wages were to significantly increase, our ability to produce and ship products could be impaired and we could experience higher labor costs, which could harm our operating results, financial condition and liquidity.

We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third-party subcontractors for a portion of our wafer testing, chip assembly, product assembly, product testing and order fulfillment. From time-to-time, our subcontractors have experienced difficulty meeting our requirements. If we are unable to increase the amount of capacity allocated to us from our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products. We do not have long-term contracts with some of our existing subcontractors. We do not have exclusive relationships with any of our subcontractors and, therefore, cannot guarantee that they will devote sufficient resources to manufacturing our products. We are not able to directly control product delivery schedules or quality assurance. Furthermore, we manufacture on a turnkey basis with some of our subcontractors. In these arrangements, we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would harm on our operating results.

Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources, increased service costs and warranty claims and litigation. Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products provide a warranty period, which in most cases ranges up to ten years. Generally, our OEM customers have more stringent requirements than other customers and our concentration of revenue from OEMs, especially OEMs who purchase our enterprise storage and client storage products, could result in increased expenditures for product testing, or increase our service costs and potentially lead to increased warranty or indemnification claims. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources. In addition, the substantial majority of our flash memory is supplied by Flash Ventures, and if the wafers contain errors or defects, our overall supply could be adversely affected. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, indemnification of our customer’s product recall costs, warranty claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and harm our operating results and financial condition.

Our new products have, from time-to-time, been introduced with design and production errors at a rate higher than the error rate in our established products. We must estimate warranty and similar costs for new products without historical information and actual costs may significantly exceed our recorded estimates. Warranty and similar costs may be even more difficult to estimate as we increase our use of non-captive supply. Underestimation of our warranty and similar costs would harm our operating results and financial condition.

Certain of our products contain encryption or security algorithms to protect third-party content and user-generated data stored on our products. To the extent our products are hacked or the encryption schemes are compromised, this could harm our business or cause us financial harm by hurting our reputation, requiring us to employ additional resources to fix the errors or defects. This could potentially impact future collaboration with content providers or lead to product returns or claims against us due to actual or perceived vulnerabilities.

We are exposed to foreign currency exchange rate fluctuations that could harm our business, operating results and financial condition. A significant portion of our business is conducted in currencies other than the U.S. dollar, which exposes us to adverse changes in foreign currency exchange rates. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened U.S. dollar could increase local operating expenses and the cost of raw materials to the extent purchased in foreign currencies. These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen. For example, the Japanese yen has significantly appreciated relative to the U.S. dollar and this has increased our cost of NAND flash wafers, negatively impacting our gross margins and operating results. In addition, our investments in Flash Ventures are denominated in Japanese yen and further strengthening of the Japanese yen would increase the cost to us of future funding or increase the value of our investments, increasing our exposure to asset impairments. Macroeconomic weakness in other parts of the world could lead to further strengthening of the Japanese yen, which would harm our gross margins, operating results, cost of future Flash Venture funding and increase the risk of asset impairment. We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia. Additionally, we have exposures to emerging market currencies, which can be extremely volatile. We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

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

Our attempts to hedge against currency risks may not be successful, which could harm our operating results. In addition, if we do not successfully manage our hedging program in accordance with accounting guidelines, we may be subject to adverse accounting treatment, which could harm our operating results. There can be no assurance that this hedging program will be economically beneficial to us. Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and other restrictions. Operating losses, third-party downgrades of our credit rating or instability in the worldwide financial markets, including the downgrade of the credit rating of the U.S. government, could impact our ability to effectively manage our foreign currency exchange rate risk, which could harm our business, operating results and financial condition.

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

During periods of excess supply in the market for our flash memory products, we may lose market share to competitors who aggressively lower their prices. In order to remain competitive, we may be forced to sell inventory below cost. If we lose market share due to price competition or we must write-down inventory, our operating results and financial condition could be harmed. Conversely, under conditions of tight flash memory supply, we may be unable to adequately increase our production volumes or secure sufficient supply in order to maintain our market share. In addition, longer than anticipated lead times for advanced semiconductor manufacturing equipment or higher than expected equipment costs could harm our ability to meet our supply requirements or to reduce future production costs. If we are unable to maintain market share, our operating results and financial condition could be harmed.

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

Our products also contain non-silicon components that have long-lead times requiring us to place orders several months in advance of anticipated demand. This long lead-time increases our risk that forecasts will vary substantially from actual demand, which could lead to excess inventory or loss of sales.

We rely on our suppliers and contract manufacturers, some of which are the sole source of supply for our non-memory components, and capacity limitations or the absence of a back-up supplier exposes our supply chain to unanticipated disruptions or potential additional costs. We do not have long-term supply agreements with many of our suppliers and contract manufacturers, certain of which are sole sources of supply for our non-memory components. From time-to-time, certain materials may become difficult or more expensive to obtain, which could impact our ability to meet demand and could harm our profitability. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply in a timely manner, on competitive terms, or at all.

Our global operations and operations at Flash Ventures and third-party subcontractors are subject to risks for which we may not be adequately insured. Our global operations are subject to many risks including errors and omissions, infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, supply chain interruptions, third-party liabilities and fires or natural disasters. No assurance can be given that we will not incur losses beyond the limits of, or outside the scope of, the coverage of our insurance policies. From time-to-time, various types of insurance have not been available on commercially acceptable terms or, in some cases, at all. There can be no assurance that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially. We maintain limited insurance coverage and in some cases no coverage at all for natural disasters and environmental damages, as these types of insurance are sometimes not available or available only at a prohibitive cost. For example, our test and assembly facility in Shanghai, China, on which we significantly rely, may not be adequately insured against all potential losses. Accordingly, we may be subject to uninsured or under-insured losses. We depend upon Toshiba to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures. If Toshiba fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants. In addition, we insure against property loss and business interruption resulting from the risks incurred at our third-party subcontractors; however, we have limited control as to how those sub-contractors run their operations and manage their risks, and as a result, we may not be adequately insured.

We and our suppliers rely upon certain rare earth materials that are necessary for the manufacturing of our products, and our business could be harmed if we or our suppliers experience shortages or delays of these rare earth materials. Certain rare earth materials are critical to the manufacture of some of our products. We and/or our suppliers acquire these materials from a number of countries, including the People’s Republic of China. We cannot predict whether the government of China or any other nation will impose regulations, quotas or embargoes upon the materials incorporated into our products that would restrict the worldwide supply of these materials or increase their cost. If China or any other major supplier were to restrict the supply available to us or our suppliers or increase the cost of the materials used in our products, we could experience a shortage in supply and an increase in production costs, which would harm our operating results.

If our security measures are breached and unauthorized access is obtained to our information technology systems, we may lose proprietary data. Our security measures may be breached as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, and result in unauthorized access to our customers’ data or our data, including our IP and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets, confidential customer, supplier or employee data, which could result in legal liability, harm to our reputation and otherwise harm our business.

We may need to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding Flash Ventures, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business. We currently believe that we have sufficient cash resources to fund our operations as well as our anticipated investments in Flash Ventures for at least the next twelve months; however, we may decide to raise additional funds to maintain the strength of our balance sheet or fund our operations, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. The current worldwide financing environment is challenging, which could make it more difficult for us to raise funds on reasonable terms, or at all. From time-to-time, we may decide to raise additional funds through equity, public or private debt, or lease financings. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, our credit rating may be downgraded, and we may not be able to develop or enhance our technology or products, fulfill our obligations to Flash Ventures, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could harm our business.

We may be unable to protect our IP rights, which would harm our business, financial condition and operating results. We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights. In the past, we have been involved in significant and expensive disputes regarding our IP rights and those of others, including claims that we may be infringing third-parties’ patents, trademarks and other IP rights. We expect that we will be involved in similar disputes in the future.

There can be no assurance that:

•	any of our existing patents will continue to be held valid, if challenged;

•	patents will be issued for any of our pending applications;

•	any claims allowed from existing or pending patents will have sufficient scope or strength to protect us;

•	our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage; or

•	any of our products or technologies do not infringe on the patents of other companies.

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

There are both flash memory producers and flash memory card manufacturers who we believe may require a license from us. Enforcement of our rights often requires litigation. If we bring a patent infringement action and are not successful, our competitors would be able to use similar technology to compete with us. Moreover, the defendant in such an action may successfully countersue us for infringement of their patents or assert a counterclaim that our patents are invalid or unenforceable. If we do not prevail in the defense of patent infringement claims, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed.

We and certain of our officers are at times involved in litigation, including litigation regarding our IP rights or that of third parties, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings, which could materially harm our business. We are often involved in litigation, including among others, several cases involving our patents and the patents of third parties. We are the plaintiff in some of these actions and the defendant in other of these actions. Some of the actions seek injunctions against the sale of our products and/or substantial monetary damages, which if granted or awarded, could materially harm our business, financial condition and operating results.

We and numerous other companies have been sued in the U.S. District Court of the Northern District of California in purported consumer class actions alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of state and federal laws. The lawsuits purport to be on behalf of classes of purchasers of flash memory. The lawsuits seek restitution, injunction and damages, including treble damages, in an unspecified amount. We are unable to predict the outcome of these lawsuits and investigations. The cost of discovery and defense in these actions as well as the final resolution of these alleged violations of antitrust laws could result in significant liability and expense and may harm our business, financial condition and operating results.

Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. If we receive an adverse judgment in any litigation, we could be required to pay substantial damages and/or cease the manufacture, use and sale of products. Litigation, including IP litigation, can be complex, can extend for a protracted period of time, can be very expensive, and the expense can be unpredictable. Litigation initiated by us could also result in counter-claims against us, which could increase the costs associated with the litigation and result in our payment of damages or other judgments against us. In addition, litigation may divert the efforts and attention of some of our key personnel.

From time-to-time, we have sued, and may in the future sue, third parties in order to protect our IP rights. Parties that we have sued and that we may sue for patent infringement may countersue us for infringing their patents. If we are held to infringe the IP or related rights of others, we may need to spend significant resources to develop non-infringing technology or obtain licenses from third parties, but we may not be able to develop such technology or acquire such licenses on terms acceptable to us, or at all. We may also be required to pay significant damages and/or discontinue the use of certain manufacturing or design processes. In addition, we or our suppliers could be enjoined from selling some or all of our respective products in one or more geographic locations. If we or our suppliers are enjoined from selling any of our respective products, or if we are required to develop new technologies or pay significant monetary damages or are required to make substantial royalty payments, our business would be harmed.

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

We may be unable to license, or license at a reasonable cost, IP to or from third parties as needed, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling products. If we incorporate third-party technology into our products or if we are found to infringe others’ IP, we could be required to license IP from a third party. We may also need to license some of our IP to others in order to enable us to obtain important cross-licenses to third-party patents. We cannot be certain that licenses will be offered when we need them, that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third parties, we may be required to pay license fees, royalty payments, or offset license revenues. In addition, if we are unable to obtain a license that is necessary to manufacture our products, we could be required to suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third parties. We may not be successful in redesigning our products, or the necessary licenses may not be available under reasonable terms.

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

Changes in the seasonality of our business may result in our inability to accurately forecast our product purchase requirements. Sales of our products in the consumer electronics market are subject to seasonality. Sales have typically increased significantly in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following fiscal year. However, the current global economic environment and its corresponding decline in consumer confidence may impact typical seasonal trends, making it more difficult for us to forecast our business. Changes in the product or channel mix of our business can also impact seasonal patterns, adding to complexity in forecasting demand. If our forecasts are inaccurate, we may lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and operating results. This seasonality also may lead to higher volatility in our stock price, the need for significant working capital investments in receivables and inventory such as the need to build inventory levels in advance of our high volume selling seasons.

Because of our international business and operations, we must comply with numerous international laws and regulations, and we are vulnerable to political instability and other risks related to international operations. Currently, a large portion of our revenues are derived from our international operations, and all of our products are produced overseas in China, Japan and Taiwan. We are, therefore, affected by the political, economic, labor, environmental, public health and military conditions in these countries. For example, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of IP rights. This results, among other things, in the prevalence of counterfeit goods in China. The enforcement of existing and future laws and contracts remains uncertain, and the implementation and interpretation of such laws may be inconsistent. Such inconsistency could lead to piracy and degradation of our IP protection. Although we engage in efforts to prevent counterfeit products from entering the market, those efforts may not be successful. Our operating results and financial condition could be harmed by the sale of counterfeit products. In addition, customs regulations in China are complex and subject to frequent changes and, in the event of a customs compliance issue, our ability to import to and export from our factory in Shanghai, China could be adversely affected, which could harm our operating results and financial condition.

Our international business activities could also be limited or disrupted by any of the following factors:

•	the need to comply with foreign government regulation;

•	the need to comply with U.S. regulations on international business, including the Foreign Corrupt Practices Act;

•	changes in diplomatic and trade relationships;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia, including natural disasters or labor strikes;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	changes in, or the particular application of, government regulations;

•	import or export restrictions that could affect some of our products, including those with encryption technology;

•	duties and/or fees related to customs entries for our products, which are all manufactured offshore;

•	longer payment cycles and greater difficulty in accounts receivable collection;

•	adverse tax rules and regulations;

•	weak protection of our IP rights;

•	delays in product shipments due to local customs restrictions; and

•	delays in research and development that may arise from political unrest at our development centers in Israel or other countries.

Our stock price and convertible notes prices have been, and may continue to be, volatile, which could result in investors losing all or part of their investments. The market prices of our stock and convertible notes have fluctuated significantly in the past and may continue to fluctuate in the future. We believe that such fluctuations will continue as a result of many factors, including financing plans, future announcements concerning us, our competitors or our principal customers regarding financial results or expectations, technological innovations, industry supply and demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high-technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock as well as the prices of our outstanding convertible notes.

We may not be able to realize the potential financial or strategic benefits of business acquisitions or strategic investments, which could hurt our ability to grow our business, develop new products or sell our products. We have acquired and invested in other businesses that offered products, services and technologies that we believe will help expand or enhance our existing products and business. In May 2011, we acquired Pliant, and we may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into new markets. Negotiation and integration of acquisitions or strategic investments could divert management’s attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products and sell our products and ultimately could harm our growth or financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;

•	difficulties in entering into new markets in which we have limited or no experience and where competitors have stronger positions;

•	loss of, or impairment of relationships with, any of our key employees, vendors or customers;

•	difficulty in operating in new and potentially disperse locations;

•	disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;

•	failure to realize the potential financial or strategic benefits of the transaction;

•	difficulty integrating the accounting, management information, human resources and other administrative systems of the acquired business;

•	disruption of or delays in ongoing research and development efforts and release of new products to market;

•	diversion of capital and other resources;

•	assumption of liabilities;

•	issuance of equity securities that may be dilutive to our existing stockholders;

•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;

•	failure of the due diligence processes to identify significant issues with product quality, technology and development, or legal and financial issues, among other things;

•
incurring one-time charges, increased contingent liabilities, adverse tax consequences, depreciation or deferred compensation charges, amortization of intangible assets or impairment of goodwill, which could harm our results of operations; and

•	potential delay in customer purchasing decisions due to uncertainty about the direction of our product offerings or

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

Our success depends on our key personnel, including our executive officers, and the loss of key personnel or the transition of key personnel, including our Chief Executive Officer, could disrupt our business. Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel. We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time. On January 1, 2011, Sanjay Mehrotra became our President and Chief Executive Officer, and while we intend to make this transition as smooth as possible, this leadership change may result in disruptions to our business or operations. In addition, our success will depend on our ability to recruit and retain additional highly-skilled personnel. We have relied on equity awards in the form of stock options and restricted stock units as one means for recruiting and retaining highly skilled talent and a reduction in our stock price may reduce the effectiveness of share-based awards in retaining employees.

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

Disruptions in global transportation could impair our ability to deliver or receive product on a timely basis or at all, causing harm to our financial results. Our raw materials, work-in-process and finished products are primarily distributed via air. If there are significant disruptions in air travel, we may not be able to deliver our products or receive raw materials. For example, the volcanic eruption in Iceland in April 2010 halted air traffic for several days over Europe and disrupted other travel routes that pass through Europe, resulting in delayed delivery of our products to certain European countries. In addition, a natural disaster that affects air travel in Asia could disrupt our ability to receive raw materials in, or ship finished product from, our Shanghai facility or our Asia-based contract manufacturers. As a result, our business and operating results may be harmed.

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

Anti-takeover provisions in our charter documents, stockholder rights plan and Delaware law could discourage or delay a change in control and, as a result, negatively impact our stockholders. We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have a stockholders’ rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. This could discourage an acquisition of us. In addition, our certificate of incorporation grants our board of directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action (2,000,000 shares of preferred stock have already been reserved under our stockholder rights plan). Issuing preferred stock could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock that could harm the market value of our common stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that a corporation may not engage in any business combination with any interested stockholder, defined broadly as a beneficial owner of 15% or more of that corporation’s voting stock, during the three-year period following the time that a stockholder became an interested stockholder. This provision could delay or discourage a change of control of SanDisk.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability. We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. For example, we are currently under a federal income tax audit by the U.S. Internal Revenue Service, or IRS, for fiscal years 2005 through 2008. While we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and our attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. The IRS audit may also impact the timing and/or amount of our refund claim. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. Any of these changes could harm our profitability.

We may be subject to risks associated with environmental regulations or customer environmental initiatives. Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the responsibility for environmentally safe disposal or recycling. Such laws and regulations have recently been passed in several jurisdictions in which we operate, including Japan and certain states within the U.S. Although we do not anticipate any material adverse effects in the future based on the nature of our operations and the focus of such laws, there is no assurance that the impact of existing laws or future laws will not harm our financial condition, liquidity or operating results.

Climate change issues, energy usage and emissions controls may result in new environmental legislation and regulations, at the international, federal or state level, that may make it more difficult or expensive for us, our suppliers and our customers to conduct business. These regulations could cause us to incur additional direct costs, as well as increased indirect costs related to our relationships with our customers and suppliers. These costs may harm our operations and financial condition.

Our customers may also require us to comply with product or manufacturing standards that are more restrictive than current laws and regulations related to environmental matters, conflict minerals or other social responsibility initiatives. Non-compliance with these standards could cause us to lose sales to these customers and compliance with these standards could increase our costs, which may harm our operating results.

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

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Convertible Senior Notes due 2013 and 1.5% Convertible Senior Notes due 2017. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of October 2, 2011, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $545 million based on the exchange rate at October 2, 2011. In addition, we have significant commitments for the future fixed costs of Flash Ventures, and we will incur significant obligations with respect to Flash Forward as well as continued investment in Flash Partners and Flash Alliance. Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

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

SANDISK CORPORATION
(Registrant)

Dated:	November 9, 2011	By:	/s/ Judy Bruner
Judy Bruner Executive Vice President, Administration and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

S - 1

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-96298	3.2	8/29/1995
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.	10-Q	000-26734	3.1	8/16/2000
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.	S-3	333-85686	4.3	4/5/2002
3.4	Certificate of Amendment to the Amended Restated Certificate of Incorporation of the Registrant dated May 26, 2006.	8-K	000-26734	3.1	6/1/2006
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.	8-K	000-26734	3.1	5/28/2009
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.	8-K/A	000-26734	3.5	5/16/1997
3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.	8-A	000-26734	3.2	9/25/2003
3.8	Amended and Restated Bylaws of SanDisk Corporation dated July 21, 2010.	8-K	000-26734	3.1	7/26/2010
4.1	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.	8-A	000-26734	4.2	9/25/2003
4.2	Amendment No. 1 to Rights Agreement by and between the Registrant and Computershare Trust Company, Inc., dated as of November 6, 2006.	8-A/A	000-26734	4.2	11/8/2006
4.3	Indenture (including form of Notes) with respect to the Registrant’s 1.0% Convertible Senior Notes due 2013 dated as of May 15, 2006 by and between the Registrant and The Bank of New York.	8-K	000-26734	4.1	5/15/2006
4.4	Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017 dated as of August 25, 2010 by and between the Registrant and The Bank of New York Mellon, N.A.	8-K	000-26734	4.1	8/25/2010
10.1	Form of SanDisk Corporation Clawback Policy Acknowledgement.	8-K	000-26734	10.1	9/9/2011
12.1	Computation of ratio of earnings to fixed charges.					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.**					X
101.SCH	XBRL Taxonomy Extension Schema Document.**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**					X
__________

*	Furnished herewith.

**
Pursuant to Rule 406T of Regulation S-T, the XBRL files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E - 1