Form 10-K
period 2012-01-01
SANDISK CORP
filed 2012-02-23
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended January 1, 2012

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

As of July 3, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,343,186,243 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2012
Common Stock, $0.001 par value per share	242,395,082 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held June 12, 2012 (Proxy Statement)	Part III

SanDisk Corporation

PART I

ITEM 1.	BUSINESS

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed in “Risk Factors” in Item 1A, and elsewhere in this report. Our business, financial condition or results of operations could be materially harmed by any of these factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report. References in this report to “SanDisk®,” “we,” “our,” and “us” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries. All references to years or annual periods are references to our fiscal years, which consisted of 52 weeks in 2011 and 2010 and 53 weeks in 2009.

Overview
Who We Are. SanDisk Corporation is an innovator and a global leader in flash memory storage solutions. Flash storage technology allows digital information to be stored in a durable, compact format that retains the data even after the power has been switched off. Our products are used in a variety of large markets, and we distribute our products globally through retail and original equipment manufacturer, or OEM, channels. Our goal is to provide simple, reliable and affordable storage solutions for use in a wide variety of formats and devices. We were incorporated in Delaware in June 1988 under the name SunDisk Corporation and changed our name to SanDisk Corporation in August 1995. Since 2006, we have been a Standards & Poor, or S&P, 500 company. Since 2011, we have been a Fortune 500 company.

What We Do. We design, develop and manufacture data storage solutions in a variety of form factors using our flash memory, proprietary controller and firmware technologies. Our solutions include removable cards, embedded products, universal serial bus, or USB, drives, digital media players, wafers and components. Our removable cards are used in a wide range of consumer electronics devices such as mobile phones, digital cameras, gaming devices and laptop computers. Our embedded flash products are used in mobile phones, tablets, ultrabooks, eReaders, global positioning system, or GPS, devices, gaming systems, imaging devices and computing platforms. For computing platforms, we provide high-speed and high-capacity storage solutions known as solid-state drives, or SSDs, that can be used in lieu of hard disk drives.

Most of our products are manufactured by combining NAND flash memory with a controller chip. We purchase the vast majority of our NAND flash memory supply through our significant flash venture relationships with Toshiba Corporation, or Toshiba, which produce and provide us with leading-edge, low-cost memory wafers. From time-to-time, we also purchase flash memory from NAND flash manufacturers including Toshiba, Samsung Electronics Co., Ltd., or Samsung, and Hynix Semiconductor, Inc., or Hynix. We generally design our controllers in-house and have them manufactured at third-party foundries.

Industry Background

We operate in the flash memory semiconductor industry, which is comprised of NOR and NAND technologies. These technologies are also referred to as non-volatile memory, which retains data even after the power is switched off. NAND flash memory is the current mainstream technology for mass data storage applications and is used for embedded and removable data storage. NAND flash memory is characterized by fast write speeds and high capacities. The NAND flash memory industry has been characterized by rapid technology transitions, which have reduced the cost per bit by increasing the density of the memory chips on the wafer. As cost and price per bit have decreased, demand has grown for NAND flash memory in a wide variety of digital devices including smartphones, tablets, ultrabooks, eReaders, cameras, camcorders, media players, USB drives and computing devices.

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

We create new markets for NAND flash memory through our design and development of NAND applications and products. We are founders or co-founders of most major form factors of flash storage cards in the market today. We pioneered the Secure Digital, or SD™, card, together with a subsidiary of Toshiba and Panasonic Corporation, or Panasonic. The SD card is currently the most popular form factor of flash storage cards used in digital cameras. Subsequent to pioneering the SD card, we worked with mobile network operators and handset manufacturers to develop the miniSD™ card and microSD™ card to satisfy the need for even smaller form factor memory cards. The microSD card has become the leading card format for mobile phones. With Sony Corporation, or Sony, we co-own the Memory Stick PRO™ format and co-developed the SxS memory card specification for high-capacity and high-speed file transfer in flash-based professional video cameras. We also worked with Canon, Inc. to co-found the CompactFlash®, or CF, standard. In fiscal year 2011, we, Intel Corporation, or Intel, Samsung and Microsoft Corporation formed a new initiative called SATA DEVSLP to enable OEMs to offer solid-state drives with SATA performance at significantly lower power consumption than what is currently available. The implementation of the new technology is planned in future devices, chipsets and operating systems. Through our internal development and technology obtained through acquisitions, we also hold key intellectual property for USB drives and SSDs. We plan to continue to work with a variety of leading companies in various end markets to develop new markets for flash storage products.

In May 2011, we acquired Pliant Technology, Inc., or Pliant, a developer and supplier of enterprise flash storage solutions. This acquisition enables us to compete in the rapidly growing enterprise SSD market. We are currently supplying our customers with serial-attached SCSI, or SAS, SSDs for enterprise storage systems. We are also developing a PCIe SSD for use in application servers. Our enterprise-class SSDs feature a proprietary ASIC controller and advanced firmware, which together serve to enhance the consistency of SSD performance under a broad range of operating conditions. Our captive flash memory supply is an important element in our enterprise SSD strategy as we believe that vertical integration is a key competitive strength for us in this growing market.

We have a deep understanding of flash memory technology and we develop and own leading-edge technology and patents for the design, manufacture and operation of flash memory and data storage cards. One of the key technologies that we have patented and successfully commercialized is multi-level cell technology, or MLC, which allows a flash memory cell to be programmed to store two or more bits of data in approximately the same area of silicon that is typically required to store one bit of data. We also have an extensive patent portfolio that has been licensed by several leading semiconductor companies and other companies in the flash memory business. Our cumulative license and royalty revenues over the last three fiscal years were approximately $1.15 billion.

We have invested with Toshiba in high volume, state-of-the-art NAND flash manufacturing facilities in Japan. Our commitment takes the form of capital investments and loans to Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd., our ventures with Toshiba (which we refer to collectively as “Flash Ventures”), credit enhancements of Flash Ventures’ leases of semiconductor manufacturing equipment, take-or-pay commitments to purchase up to 50% of the output of the Flash Ventures at manufacturing cost plus a mark-up and sharing in the cost of our joint research and development activities related to flash memory with Toshiba. We refer to the flash memory which we purchase from the Flash Ventures as captive memory. Our strategy is to have a mix of captive and non-captive supply and we have, from time-to-time, supplemented our sourcing of captive flash memory with purchases of non-captive memory, primarily from Toshiba, Samsung and Hynix.

Our industry is characterized by rapid technology transitions. Since our inception, we have been able to scale NAND flash technology through fifteen generations over approximately twenty-two years. However, the pace at which NAND flash technology is transitioning to new generations is expected to slow due to inherent physical technology limitations. We currently expect to be able to continue to scale our NAND flash technology through a few additional generations, but beyond that, there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture. We also continue to invest in future alternative technologies, including Bit-cost scaleable 3-Dimensional NAND, or BiCS, and our 3-Dimensional resistive RAM, or 3D ReRAM, both of which we believe may be viable alternatives to our current NAND flash technology when it can no longer scale at a sufficient rate, or at all. However, even when the current NAND flash technology can no longer be further scaled, we expect it to coexist with potential alternative technologies for an extended period of time.

In addition to flash memory, our products include controllers that interface between the flash memory and digital consumer devices. We design our own memory controllers and have them manufactured at third-party wafer foundries. Our finished flash memory products, which include the NAND flash memory, controller and outer casing, are assembled at our in-house assembly and test facility in Shanghai, China, and through our network of contract manufacturers.

We sell our products globally to retail and OEM customers. We continue to expand our retail customer base to new geographic regions, as well as to outlets such as mobile storefronts, supermarkets and drug stores. We also sell directly and through distributors to OEM customers. These OEM customers either bundle or embed our memory solutions with products such as mobile phones, tablets, ultrabooks, notebooks, digital cameras, gaming devices, GPS devices, servers and other computing devices, or resell our memory solutions under their brand into retail channels. This strategy allows us to leverage the market position, geographic footprint and brand strength of our customers to achieve broad market penetration for our products.

Our Products

Our products are sold in a wide variety of form factors and include the following:

•
Removable Cards. Our removable data storage solutions are available in a variety of consumer form factors. For example, our ultra-small microSD removable cards, available in capacities up to 64 gigabytes, are designed for use in mobile phones. Our CF removable cards, available in capacities up to 128 gigabytes, with up to 100 megabyte per second write-speeds, are well-suited for a range of consumer applications, including digital cameras. Our professional products include the SanDisk Ultra®, SanDisk Extreme® and SanDisk Extreme®PRO™ product lines, which are designed for additional performance and reliability.

•
Embedded Products. Our embedded products include our iNAND™ embedded flash product line, with capacities up to 64 gigabytes, which is designed to respond to the increasing demand for embedded storage for mobile phones, tablets, eReaders and other portable devices.

•
USB Drives. Our Cruzer® line of USB flash drives are used in the computing and consumer markets, are available in capacities up to 64 gigabytes, are highly-reliable and are designed for high-performance. Our Cruzer products provide the user with the ability to carry files and application software on a portable USB flash drive. Our professional and enterprise lines of USB flash drives are marketed to the corporate user and are specifically designed to support secure, authorized access to corporate information. We also offer a line of SanDisk® Memory Vault products available in capacities up to 16 gigabytes, designed for very long-term storage of photos, videos and other consumer content.

•
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

•
Solid State Drives. We offer high-capacity SSDs targeted for the personal computing and server markets. Our Lightning® line of enterprise SSDs, with capacities up to 800 gigabytes, are used in high performance data storage systems.  Our consumer-oriented SSDs used in personal computing devices, with capacities up to 512 gigabytes, include multiple form factor SSDs for retail and OEM customers.

•	Wafers and Components. We sell raw memory wafers and memory components to customers who repackage the memory under their own brands or embed the memory in other products.

Our Primary End Markets

Our products are sold to three primary large end markets:

•
Mobile. We provide embedded and removable storage for mobile devices. We are a leading supplier of microSD removable storage cards and embedded products, such as iNAND, for use in phones, tablets, eReaders and other mobile devices. Multimedia features in mobile devices, such as HD videos, full length feature films and games, as well as native and downloaded applications have driven significantly increased demand for flash storage in these devices.

•
Consumer Electronics. We provide flash storage products to multiple consumer markets, including imaging, gaming, audio/video and GPS. Flash storage cards are used in digital cameras to store images. These cards are also used to store video in solid-state digital camcorders and to store digital data in many other devices, such as maps in GPS devices. In addition, portable game devices now include advanced features that require high capacity memory storage cards and we offer cards that are specifically packaged for the gaming market. We also sell a line of digital media players with both embedded and removable memory under our Sansa brand with varying combinations of audio and video capabilities. Primary card formats for consumer devices include CF, SD and microSD.

•
Computing. We provide multiple flash storage devices and solutions for the computing market. USB flash drives allow consumers to store computer files, pictures and music on keychain-sized devices and then quickly and easily transfer these files between laptops, notebooks, desktops and other devices that incorporate a USB connection. USB flash drives are easy to use, have replaced floppy disks and other types of external storage media, and are evolving into intelligent storage devices. We supply our customers with SAS SSDs for enterprise storage systems, used primarily in data centers and other critical applications. These enterprise SSDs employ intensive error-correction strategies that deliver significant performance and reliability. We are also developing a PCIe SSD for use in application servers. In addition, we sell and continue to develop new SATA SSDs for the tablet, mainstream notebook, ultrabook and desktop computer markets, as well as for enterprise storage systems. We believe that SSDs will become a major application for NAND flash memory over the next several years as they increasingly replace hard disk drives in a variety of computing solutions.

Our Sales Channels

Our products are sold through the following channels:

•
OEM. OEMs bundle or embed our data storage solutions in a large variety of products, including mobile phones, tablets, ultrabooks, notebooks, digital cameras, gaming devices, GPS devices, servers and other computing devices. We also sell our data storage solutions to OEMs that offer our products under their own brand name in retail channels. We sell directly to OEMs and through distributors. We support our OEM customers through our direct sales representatives as well as through independent manufacturers’ representatives.

•
Retail. We sell our branded products directly or through distributors to consumer electronics stores, office superstores, photo retailers, mobile phone stores, mass merchants, catalog and mail order companies, e-commerce retailers, drug stores, supermarkets, convenience stores and kiosks in a wide variety of locations. We support our retail sales channels with both direct sales representatives and independent manufacturers’ representatives. Our sales activities are organized into four regional territories: Americas; Europe, Middle East and Africa, or EMEA; Asia Pacific, or APAC; and Japan.

As of the end of fiscal years 2011 and 2010, our backlog was $341 million and $380 million, respectively. Because our customers can change or cancel orders with limited or no penalty and limited advance notice prior to shipment, we do not believe that our backlog, as of any particular date, is indicative of future sales.

Because our products are primarily destined for consumers, our revenue is generally highest in our fourth fiscal quarter due to the holiday buying season. In addition, our revenue is generally lowest in our first fiscal quarter.

In fiscal years 2011, 2010 and 2009, revenues from our top 10 customers and licensees accounted for approximately 48%, 44% and 42% of our total revenues, respectively. In fiscal year 2011, Samsung accounted for 10% of our total revenues through a combination of product, license and royalty revenues. No customer accounted for 10% or more of our total revenues in fiscal years 2010 and 2009. The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve. Sales to our customers are generally made pursuant to purchase orders rather than long-term contracts.

Technology

Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance, cost-effective flash memory storage products in small form factors to address a variety of emerging markets. We have been actively involved in all aspects of this development, including flash memory process development, module integration, chip design, controller development and system-level integration, to help ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms. We have successfully developed and commercialized 2‑bits/cell flash MLC, or X2, and 3‑bits/cell flash MLC, or X3, technologies, which have enabled significant cost reduction and growth in NAND flash supply. In addition, we are investing in the development of BiCS technology and 3D ReRAM memory architecture with multiple read-write capabilities. We have also initiated, defined and developed standards to meet new market needs and to promote wide acceptance of these standards through interoperability and ease-of-use. We believe our core technical competencies are in:

•	high-density flash memory process, module integration, device design and reliability;

•	securing data on a flash memory device;

•	controller design and firmware;

•	system-level integration;

•	multi-die stacking and packaging technology; and

•	low-cost system testing.

To achieve compatibility with various electronic platforms regardless of the host processors or operating systems used, we continue to develop new capabilities in flash memory chip design and advanced controllers. We also continue to evolve our architecture to leverage advances in manufacturing process technology. Our products are designed to be compatible with industry-standard interfaces used in operating systems for personal computers, or PCs, mobile phones, tablets, ultrabooks, notebooks, digital cameras, gaming devices, GPS devices, servers and other computing devices

Our proprietary controller and sophisticated firmware technologies permit our flash storage solutions to achieve a high level of reliability and longevity. Each one of our flash devices contains millions of flash memory cells. A failure in any one of these cells can result in loss of data, such as picture files, and this can occur several years into the life of a flash storage product. Our system technologies, including our controller chips and firmware, are designed to detect such defects and recover data under most standard conditions.

Patents and Licenses

We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. See Item 1A, “Risk Factors.”

As of the end of fiscal year 2011, we owned, or had rights to, more than 2,000 United States, or U.S., patents and more than 1,700 foreign patents. We had more than 1,100 patent applications pending in the U.S., and had foreign counterparts pending on many of the applications in multiple jurisdictions. We continually seek additional U.S. and international patents on our technology.

We have patent license agreements with many companies, including Hynix, Intel, Lexar Media, Inc., or Lexar, a subsidiary of Micron Technology, Inc., or Micron, Panasonic, Renesas Technology Corporation, or Renesas, Samsung, Sony and Toshiba. In the three years ended January 1, 2012, we have generated $1.15 billion in revenue from license and royalty agreements.

Trade secrets and other confidential information are also important to our business. We protect our trade secrets through confidentiality and invention assignment agreements.

Supply Chain

Our supply chain is an important competitive advantage and is comprised of the following:

•
Silicon Sourcing. All of our flash memory system products require silicon chips for the memory and controller components. The majority of our memory is supplied by Flash Ventures. This represents captive memory supply and we are obligated to take our share of the output from these ventures or pay the fixed costs associated with that capacity. See “Ventures with Toshiba.” We also purchase non-captive NAND memory supply from other silicon suppliers. We have NAND flash memory supply contracts with certain suppliers that provide us a certain amount of guaranteed output if we provide orders within a required lead time; however, we are not obligated to purchase the guaranteed supply unless we provide orders. We generally design our controllers in-house and have them manufactured at third-party foundries.

•
Assembly and Testing. We sort and test our memory wafers at Toshiba in Yokkaichi, Japan, and at other captive and third-party facilities in China and Taiwan. Our products are assembled and tested at both our in-house facility in Shanghai, China, and through our network of contract manufacturers primarily in China and Taiwan. We believe the use of our in-house assembly and test facility as well as subcontractors reduces the cost of our operations, provides flexibility and gives us access to increased production capacity.

Ventures with Toshiba

We and Toshiba have successfully partnered in several flash memory manufacturing business ventures, which provide us leading-edge, cost-competitive NAND wafers for our end products. From May 2000 to May 2008, FlashVision Ltd., or FlashVision, operated and produced 200-millimeter NAND flash memory wafers. In September 2004, Flash Partners Ltd., or Flash Partners, which produces 300-millimeter NAND flash wafers in Toshiba’s Fab 3 facility, or Fab 3, was formed. In July 2006, Flash Alliance Ltd., or Flash Alliance, a 300-millimeter wafer fabrication facility, which began initial production in the third quarter of fiscal year 2007 in Toshiba’s Fab 4 facility, or Fab 4, was formed. In July 2010, Flash Forward Ltd., or Flash Forward, a 300-millimeter wafer fabrication facility, which began production in the third quarter of fiscal year 2011 in Toshiba’s Fab 5 facility, or Fab 5, was formed. Flash Partners and Flash Alliance are operating at full capacity, while Flash Forward is in the process of ramping its capacity.

With Flash Ventures located at Toshiba’s Yokkaichi, Japan operations, we and Toshiba collaborate in the development and manufacture of NAND-based flash memory wafers using the semiconductor manufacturing equipment owned or leased by each of the Flash Venture entities. We hold a 49.9% ownership position in each of the Flash Venture entities. Each Flash Venture entity purchases wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a mark-up. We are committed to purchase half of Flash Ventures’ NAND wafer supply or pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also committed to fund 49.9% of Flash Ventures’ costs to the extent that Flash Ventures’ revenues from wafer sales to us and Toshiba are insufficient to cover these costs. The investments in Flash Ventures are shared equally between us and Toshiba. In addition, we have the right to purchase a certain amount of wafers from Toshiba on a foundry basis.

Competition

We face competition from numerous flash memory semiconductor manufacturers, as well as manufacturers and resellers of flash memory cards, USB drives, embedded flash memory solutions, SSDs and digital audio players.

We believe that our ability to compete successfully depends on a number of factors, including:

•	price, quality and on-time delivery of products;

•	product performance, availability and differentiation;

•	success in developing new applications and new market segments;

•	sufficient availability of cost-efficient supply;

•	efficiency of production;

•	ownership and monetization of intellectual property rights;

•	timing of new product announcements and introductions;

•	the development of industry standards and formats;

•	the number and nature of competitors in a given market; and

•	general market and economic conditions.

We believe our key competitive advantages are:

•	our tradition of technological innovation and standards creation, which enables us to grow the overall market for flash memory;

•	our intellectual property ownership, in particular our patents, and MLC manufacturing know-how, which provides us with license and royalty revenue as well as cost advantages;

•	Flash Ventures, which provides us with leading-edge and low-cost flash memory;

•	our flexible supply chain;

•	that we market and sell a broader range of card formats than any of our competitors, which gives us an advantage in obtaining strong retail and OEM distribution;

•	that we have global retail distribution for our products through worldwide retail storefronts;

•	that we have worldwide leading market share in removable flash cards and USB flash drives; and

•	our strong financial position.

Our competitors include:

NAND/Embedded Manufacturers. Our primary NAND flash memory manufacturer competitors include Hynix, Intel, Micron, Samsung and Toshiba. Certain of these competitors are large companies that may have greater advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources, well recognized brand names and more diversified businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of these competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may harm our future revenues or margins and may result in the loss of our key customers. Current and future competitors produce, or could produce, alternative flash or other memory technologies that compete against our NAND flash memory technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND. Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of flash memory technology in new applications. If our scaling of NAND flash technology slows down relative to our competitors, our business would be harmed and our investments in captive fabrication facilities could be impaired. Our cost reduction activities are dependent in part on the purchase of new specialized manufacturing equipment, and if this equipment is not generally available or is allocated to our competitors, our ability to reduce costs could be limited.

Retail Manufacturers and Resellers. We compete with flash memory card manufacturers and resellers. These companies purchase or have a captive supply of flash memory components and assemble memory cards. Our primary competitors currently include, among others, Kingston Technology Company, Inc., or Kingston, Lexar, PNY Technologies, Inc., or PNY, Samsung, Sony and Transcend Information, Inc., or Transcend. In the USB flash drive market, we face competition from a large number of competitors, including Dexxxon Digital Storage, Inc., dba EMTEC Electronics, or EMTEC, Kingston, Lexar,

PNY and Verbatim Americas LLC, or Verbatim. We sell flash memory, in the form of white label cards, wafers or components, to certain companies who sell flash products that may ultimately compete with our branded products in the retail or OEM channels.

Client Storage Solution Manufacturers. In the market for client SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, who have established relationships with computer manufacturers. We also face competition from third-party SSD solution providers such as Kingston and OCZ Technology Group, Inc, or OCZ.

Enterprise Storage Solution Manufacturers. With the acquisition of Pliant, we now compete in the enterprise storage solutions market where we face competition from component manufacturers such as Fusion-io, Inc., or Fusion-io, Intel, Micron, Samsung, STEC, Inc., or STEC, and Toshiba.

Digital Audio/Video Player Manufacturers. In the digital audio/video player market, we face strong competition from Apple Inc., Coby Electronics Corporation, GPX, a brand of Digital Products International, Inc., Koninklijke Philips Electronics N.V., Mach Speed Technologies, LLC and Sony, among others.

Other Technologies. Other technologies compete with our product offerings and many companies are attempting to develop memory cells that use different designs and materials in order to increase storage capacity and reduce memory costs. These potential competitive technologies include several types of 3D memory, a version of which we are jointly developing with Toshiba, phase-change, ReRAM, vertical or stacked NAND and charge-trap flash technologies.

Corporate Responsibility

We believe that corporate social responsibility is an essential factor for overall corporate success. This implies adopting ethical and sustainable business practices to direct how we do business while keeping the interests of our stakeholders and the environment in focus.

We strive to uphold the following principles:

•	to maintain the human rights of employees and to treat employees with dignity and respect;

•	to set up processes and procedures intended to (i) comply with applicable laws and regulations as well as our internal guidelines and (ii) uphold ethical standards;

•
to establish policies and procedures intended to promote the idea that the quality of our products and services, consistency of production and employee well-being are predicated on a safe and healthy work environment; and

•	to establish policies and procedures intended to promote environmental responsibility as an integral part of our culture.

Additional Information

We file reports and other information with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements and all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act (1) may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, (2) are available at the SEC’s internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Information regarding the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 202-551-8090. Our website address is www.sandisk.com. Information on our website is not incorporated by reference nor otherwise included in this report. Our principal executive offices are located at 601 McCarthy Blvd., Milpitas, CA 95035, and our telephone number is (408) 801-1000. SanDisk is our trademark, and is registered in the U.S. and other countries. Other brand names mentioned herein are for identification purposes only and may be the trademarks of their respective holder(s).

Employees

As of January 1, 2012, we had 3,939 full-time employees, including 1,850 in research and development, 503 in sales and marketing, 453 in general and administration, and 1,133 in operations. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that our employee relations are good.

Executive Officers

Our executive officers, who are elected by and serve at the discretion of our board of directors, are as follows (all ages are as of February 15, 2012):

Name	Age	Position
Sanjay Mehrotra	53	President and Chief Executive Officer
Judy Bruner	53	Executive Vice President, Administration and Chief Financial Officer
James Brelsford	56	Chief Legal Officer and Senior Vice President of IP Licensing
Sumit Sadana	43	Senior Vice President and Chief Strategy Officer

Sanjay Mehrotra co-founded SanDisk in 1988 and has been our President and Chief Executive Officer since January 2011. He was appointed to our board of directors in July 2010. Mr. Mehrotra previously served as our Chief Operating Officer, Executive Vice President, Vice President of Engineering, Vice President of Product Development, and Director of Memory Design and Product Engineering. Mr. Mehrotra has more than 30 years of experience in the non-volatile semiconductor memory industry, including engineering and management positions at Integrated Device Technology, Inc., SEEQ Technology, Inc., Intel Corporation and Atmel Corporation. Mr. Mehrotra has a B.S. and an M.S. in Electrical Engineering and Computer Sciences from the University of California, Berkeley. He also holds several patents and has published articles in the area of non-volatile memory design and flash memory systems. Mr. Mehrotra serves on the board of directors of Cavium, Inc., the Engineering Advisory Board of the University of California, Berkeley, the Global Semiconductor Alliance and the Stanford Graduate School of Business Advisory Council.

Judy Bruner has been our Executive Vice President, Administration and Chief Financial Officer since June 2004. She served as a member of our board of directors from July 2002 to July 2004. Ms. Bruner has more than 30 years of financial management experience, including serving as Senior Vice President and Chief Financial Officer of Palm, Inc., a provider of handheld computing and communications solutions, from September 1999 until June 2004. Ms. Bruner also held financial management positions at 3Com Corporation, Ridge Computers and Hewlett-Packard Company. Ms. Bruner has a B.A. in Economics from the University of California, Los Angeles and an M.B.A. from Santa Clara University. Since January 2009, Ms. Bruner has served on the board of directors and the audit committee of Brocade Communications Systems, Inc.

James Brelsford has been our Chief Legal Officer and Senior Vice President of IP Licensing since January 2010. He joined our company in August 2007 as Senior Vice President and General Counsel. Mr. Brelsford was initially General Counsel and then Executive Vice President of Business and Corporate Development at Hands-On-Mobile, Inc., a developer and publisher of game software for mobile platforms, from February 2005 to July 2007. Mr. Brelsford was Senior Vice President, Business Development at Excite@Home, a provider of broadband network services, from July 2000 to September 2001. Mr. Brelsford has also been a partner at each of the following law firms: Jones Day, Perkins Coie, and Steinhart & Falconer LLP. Mr. Brelsford has a B.A. in Political Science from the University of Alaska and a J.D. from the University of California, Davis.

Sumit Sadana has been our Senior Vice President and Chief Strategy Officer since April 2010. Mr. Sadana was President of Sunrise Capital LLC, a technology and financial consulting firm, from October 2008 to March 2010. Mr. Sadana was also Senior Vice President, Strategy and Business Development from December 2004 to September 2008, as well as Chief Technology Officer from January 2006 to May 2007, at Freescale Semiconductor, Inc., a provider of embedded processors. Mr. Sadana started his career at International Business Machines Corporation where he held several hardware design, software development, operations, strategic planning, business development and general management roles. Mr. Sadana has a B.S. in Electrical Engineering from the Indian Institute of Technology (IIT), Kharagpur and an M.S. in Electrical Engineering from Stanford University. Mr. Sadana is currently on the board of directors of The Miracle Foundation.

ITEM 1A.	RISK FACTORS

Our operating results may fluctuate significantly, which may harm our financial condition and our stock price.  Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future.  Our results of operations are subject to fluctuations and other risks, including, among others:

•	competitive pricing pressures, resulting in lower average selling prices and lower or negative product gross margins;

•	unpredictable or changing demand for our products, particularly for certain form factors or capacities, or the mix of X2 and X3 technologies;

•
excess captive memory output or capacity, which could result in write-downs for excess inventory, lower of cost or market charges, lower average selling prices, fixed costs associated with under-utilized capacity or other consequences;

•	increased memory component and other costs as a result of currency exchange rate fluctuations for the U.S. dollar, particularly with respect to the Japanese yen;

•	lower than anticipated demand, including due to general economic weakness in our markets;

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

•
insufficient or mis-matched supply from captive memory sources, inability to obtain non-captive memory supply of the right product mix and quality in the time frame necessary to meet demand, or inability to realize an adequate margin on non-captive purchases;

•
our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals on different terms, non-renewals, business performance of our licensees, or if licensees or we fail to perform on contractual obligations;

•	potential delays in product development or lack of customer acceptance of our client or enterprise SSD products;

•
inability to develop, or unexpected difficulties or delays in developing or ramping with acceptable yields new technologies such as 19-nanometer or subsequent process technologies, X3 NAND memory architecture, 3D ReRAM, extreme ultraviolet, or EUV, lithography, BiCS technology or other advanced alternative technologies;

•	failure to adequately invest in future technologies, manufacturing capacity and products;

•	insufficient non-memory materials or capacity from our suppliers and contract manufacturers to meet demand or increases in the cost of non-memory materials or capacity;

•	loss of branded product sales due to our sales of non-branded products, wafers and components;

•
insufficient assembly and test or retail packaging and shipping capacity from our Shanghai, China facility or our contract manufacturers, or labor unrest, strikes or other disruptions in operations at any of these facilities;

•
difficulty in forecasting and managing inventory levels due to non-cancelable contractual obligations to purchase materials, such as custom non-memory materials, and the need to build finished product in advance of customer purchase orders;

•	inability to enhance current products or develop new products on a timely basis;

•	the financial strength of our customers;

•
errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers; and

•	the other factors described in this “Risk Factors” section and elsewhere in this report.

Competitive pricing pressures and excess supply have resulted in lower average selling prices and negative product gross margins in the past, and if we do not experience adequate price elasticity or sufficient demand for our products, our revenues may decline. Historically, the NAND flash memory industry has experienced extended periods of over-supply, during which our price declines exceeded our cost declines, resulting in declining or even negative product gross margins. Price declines may be influenced by, among other factors, supply exceeding demand, macroeconomic factors, technology transitions, conversion of industry DRAM capacity to NAND, and new technologies or other actions taken by us or our competitors to gain market share. Industry capacity is expected to continue to grow, and if capacity grows at a faster rate than market demand, the industry could again experience significant price declines, which would negatively affect our average selling prices, or we may incur adverse purchase commitments due to under-utilization of Flash Ventures’ capacity, both of which would negatively impact our margins and operating results. Additionally, if our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions fail to keep pace with the rate of price declines, our product gross margins and operating results will be harmed, which could lead to quarterly or annual net losses.

Over our history, price decreases have generally been more than offset by increased unit demand and demand for products with increased storage capacity. However, there have been periods during which price declines outpaced unit and gigabyte growth, resulting in reduced revenue as compared to prior comparable periods. There can be no assurance that current and future price reductions will result in sufficient demand for increased product capacity or unit sales, which could harm our revenues and margins.

Our revenues depend in part on the success of products sold by our OEM customers. A majority of our sales are to OEM customers. Most of our OEM customers bundle or embed our flash memory products with their products, such as mobile phones, GPS devices, tablets, and computers. We also sell wafers and components to some of our OEM customers, as well as non-branded products that are re-branded and distributed by certain OEM customers. Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, market and sell their products successfully in their markets. If our OEM customers are not successful in selling their current or future products in sufficient volume, or should they decide not to use our products, our operating results and financial condition could be harmed. Our OEM revenue is dependent in part upon our embedded flash storage solutions meeting OEM product specifications and achieving design wins in our product categories such as mobile phones, tablets, ultrabooks and notebooks. Embedded flash storage solutions typically require lengthy customer product qualifications, which could slow the adoption of our latest technology transitions and thereby have a negative impact on our gross margins by limiting our ability to reduce costs. Also, since our embedded solutions are specifically qualified, we could be restricted from using non-captive supply, resulting in the potential need for further capital investment in our captive capacity. In fiscal year 2011, many new tablets were introduced to the market, and some of these tablets have not gained market acceptance. If tablets or other product categories do not grow as anticipated, or we supply OEMs that are not successful in commercializing their products in sufficient volume, we could build excess capacity for demand that does not materialize.

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

We require an adequate level of product gross margins to continue to invest in our business. Our ability to generate sufficient product gross margins and profitability to invest in our business depends in part on industry and our supply/demand balance, our ability to reduce our cost per gigabyte at an equal or higher rate than the price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers and our ability to manage expenses. For example, we experienced negative product gross margins for fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write downs. As a result, we suspended new wafer capacity investments in fiscal year 2009 and the first half of fiscal year 2010. In the second half of fiscal year 2010, we began investing in expanded wafer capacity in Flash Alliance; and Flash Alliance capacity was fully completed in the first quarter of fiscal year 2011. In July 2010, we and Toshiba entered into an agreement to create Flash Forward to operate a 300-millimeter wafer fabrication facility in Fab 5, which began production in the third quarter of fiscal year 2011. We will need to maintain an adequate level of product gross margins to continue funding the capital expenditures for increased Fab 5 capacity. If we fail to maintain adequate product gross margins and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities, including funding technology development and capacity expansion.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Our ten largest customers represented approximately 48%, 44% and 42% of our total revenues in fiscal years 2011, 2010 and 2009, respectively. In fiscal year 2011, Samsung accounted for 10% of our total revenues through a combination of product, license and royalty revenues. No customer accounted for 10% or more of our total revenues in fiscal years 2010 and 2009. The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and we expect fluctuations to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period. If we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. If we fail to comply with the contractual terms of our significant customer contracts, the business covered under these contracts and our financial results may be harmed and we might face legal and financial liability related to unfulfilled contractual obligations. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and patents expire or if licensees or we fail to perform contractual obligations. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time without notice or penalty.

Our financial performance depends significantly on worldwide economic conditions and the related impact on consumer spending, which have deteriorated in many countries and regions, including the U.S., and may not recover in the foreseeable future. Demand for our products is harmed by negative macroeconomic factors affecting consumer spending. Continuing high unemployment rates, low levels of consumer liquidity, risk of default on sovereign debt and volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending in many regions around the world. These and other economic factors may reduce demand for our products and harm our business, financial condition and operating results.

Our business and the markets we address are subject to significant fluctuations in supply and demand, and our commitments to Flash Ventures may result in periods of significant excess inventory. During the period that we were ramping Flash Alliance, we experienced excess inventory. The start of production by Flash Alliance at the end of fiscal year 2007 and the ramp of production in fiscal year 2008 increased our captive supply and resulted in excess inventory. As a result, we restructured and reduced our total capacity at Flash Ventures in the first quarter of fiscal year 2009. In the second half of fiscal year 2010 through the first quarter of fiscal year 2011, we invested in expanded wafer capacity in Flash Alliance, bringing Flash Alliance to full capacity in the first quarter of fiscal year 2011, and we began investing in Flash Forward wafer capacity in the second quarter of fiscal year 2011, resulting in additional captive memory supply beginning in the third quarter of fiscal year 2011. Increases in captive memory supply from these ventures could harm our business and operating results if our committed supply exceeds demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges, such as those we experienced in fiscal year 2008, which would harm our gross margins and could result in the impairment of our investments in Flash Ventures.

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

We depend on Flash Ventures and third parties for silicon supply and any disruption or shortage in our supply from these sources will reduce our revenues, earnings and gross margins. All of our flash memory system products require silicon supply for the memory and controller components. The substantial majority of our flash memory is currently supplied by Flash Ventures and to a much lesser extent by third-party silicon suppliers. Any disruption or shortage in supply of flash memory from our captive or non-captive sources, including disruptions due to disasters, supply chain interruptions and other factors, would harm our operating results.

The concentration of Flash Ventures in Yokkaichi, Japan, magnifies the risks of supply disruption. Earthquakes and power outages have resulted in production line stoppages and loss of wafers in Yokkaichi, and similar stoppages and losses may occur in the future. For example, in the fourth quarter of fiscal year 2010, a brief power fluctuation at the Yokkaichi municipal power plant occurred that caused a disruption in operations at both Fab 3 and Fab 4, resulting in a loss of wafers and costs associated with bringing the fabs back online. Additionally, in the first quarter of fiscal year 2011, a maintenance issue at Flash Ventures resulted in a brief power outage in Fab 4 which resulted in a loss of wafers and costs associated with bringing the Fab back on line. Also, in the first quarter of fiscal year 2011, the March 11, 2011 earthquake and tsunami in Japan caused a brief equipment shutdown at Flash Ventures, which resulted in some wafer loss. While the March 11, 2011 earthquake did not directly damage Flash Ventures’ facilities, it did result in the delayed or canceled delivery of certain tools and materials from suppliers impacted by the earthquake. The Yokkaichi location, and Japan in general, are often subject to earthquakes, typhoons and other natural disasters, which could result in production stoppage, a loss of wafers, the incurrence of significant costs, or supply chain shortages for memory production.

Moreover, Toshiba’s employees that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt our wafer supply from Flash Ventures. If we experience a disruption in our captive wafer supply or if our non-captive sources fail to supply wafers in the amounts and at the times we expect, or we do not place orders with sufficient lead time to receive non-captive supply, we may not have sufficient supply to meet demand and our operating results could be harmed.

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

Our strategy of investing in captive manufacturing sources could harm us if our competitors are able to produce products at lower cost or if industry supply exceeds demand. We secure captive sources of NAND through our significant investments in manufacturing capacity. We believe that by investing in captive sources of NAND, we are able to develop and obtain supply at the lowest cost and access supply during periods of high demand. Our significant investments in manufacturing capacity require us to obtain and guarantee capital equipment leases and use available cash, which could be used for other corporate purposes. To the extent we secure manufacturing capacity and supply that is in excess of demand, or our cost is not competitive with other NAND suppliers, we may not achieve an adequate return on our significant investments and our revenues, gross margins and related market share may be harmed. For example, we recorded charges of $121 million and $63 million in fiscal year 2008 and the first quarter of fiscal year 2009, respectively, for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. We also invest in captive product assembly and test manufacturing capacity. We are currently expanding our assembly and test facility in Shanghai, China. To the extent our assembly and test manufacturing capacity exceeds demand, our gross margins would be harmed.

We make significant investments in captive memory manufacturing and if we do not invest appropriately, our operating results may be harmed. Our investment in captive manufacturing sources is affected by many factors, including the timing, rate and type of investment desired by each partner in Flash Ventures, our profitability, our estimation of market demand and our liquidity position. If we under-invest in captive memory capacity, we may not have enough captive supply to meet demand or we may be unable to transition to the next process node on a timely basis, which could result in reduced yields and supply, and increased costs compared to our competitors. Conversely, if we invest in too much captive memory capacity, our supply could exceed demand or we may operate manufacturing facilities at less than full capacity, either of which could result in write-downs for excess inventory, lower of cost or market charges, lower average selling prices, charges associated with under-utilized capacity or other consequences.

Planned growth in captive memory supply may be more or less than actual demand. Our captive memory supply growth comes from investments in technology transitions and new capacity. These investment decisions require significant planning and lead-time before an increase in supply can be realized. If our planned memory supply growth is less than demand growth, we may have insufficient supply to meet actual demand, which may lead to losses in market share and revenue growth. Conversely, if our supply exceeds demand, we may experience significant decreases in our product prices, significant excess inventory, obsolete or lower of cost or market inventory write-downs and impairment of our fab investments, all of which would harm our operating results and financial position.

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection claims, any of which would negatively impact our business, financial condition and operating results. A significant portion of our sales is made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines, as well as participation in various cooperative marketing programs. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. Price protection against declines in our selling prices has the effect of reducing our deferred revenues, and eventually our revenues. If our retailers and distributors are not successful, due to weak consumer retail demand, competitive issues, decline in consumer confidence, or other factors, we could experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and operating results. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and, therefore, must rely on them to effectively sell our products over those of our competitors. Certain of our retail and distributor partners are experiencing financial difficulty and continued negative economic conditions could cause further liquidity issues for our retail and distributor customers. For example, two of our North American retail customers, Circuit City Stores, Inc. and Ritz Camera Centers, Inc., filed for bankruptcy protection in 2008, prior to liquidating, and in 2009, prior to being acquired, respectively. Negative changes in customer credit-worthiness, the ability of our customers to access credit, or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances. In addition, we have certain retail customers to which we provide inventory on a consigned basis, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory charges.

The future growth of our business depends on the development and performance of new markets and products for NAND-based flash memory. Our future growth is dependent on the development of new markets, new applications and new products for NAND-based flash memory. Historically, the digital camera market provided the majority of our revenues; however the mobile market, including mobile phones, tablets, e-readers and similar mobile devices, now represents over half of our product revenues. Other markets for flash memory include USB flash drives, tablets, digital audio and video players, GPS devices and SSDs. There can be no assurance that the use of flash memory in existing markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow. Our revenue and future growth is also significantly dependent on international markets, and we may face difficulties entering, or maintaining sales in, some international markets. Some international markets are subject to a higher degree of commodity pricing or tariffs and import taxes than in the U.S., subjecting us to increased pricing and margin pressure.

If actual manufacturing yields are lower than our expectations, we may incur increased costs and experience product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment. Semiconductor manufacturing yields and product reliability are a function of both design and manufacturing process technology, and production delays may be caused by equipment malfunctions, fabrication facility accidents or human error. Yield problems may not be identified during the production process or solved until an actual product is manufactured and can be tested. We have, from time-to-time, experienced lower yields that have harmed our business and operating results, including in connection with transitions to new generations of products. If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and operating results. For example, if the production ramp and/or yield of NAND technology on the latest process node, such as 19‑nanometer, does not increase as expected, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and operating results will be harmed.

Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. If Flash Ventures encounters difficulties in transitioning to new technologies or architectures or competitors transition faster than Flash Ventures, our cost per gigabyte may not remain competitive with other flash memory producers, which would harm our gross margins and financial results. In addition, we could face design, manufacturing and equipment challenges when transitioning to the next generation of technologies beyond NAND flash technology. We have periodically experienced significant delays in the development and volume production ramp of our products. Similar delays could occur in the future and could harm our business, financial condition and operating results.

In transitioning to new technologies and products, we may not achieve OEM design wins and may experience product delays, cost overruns or performance issues that could harm our business. The transition to new generations of products, such as products containing 24-nanometer, 19-nanometer and smaller process technologies and/or X3 NAND technologies, is highly complex and requires new controllers, new test procedures, potentially new equipment and modifications to numerous aspects of our manufacturing processes, resulting in extensive qualification of the new products by our OEM customers and us. If we fail to achieve OEM design wins with new technologies such as 24 or 19-nanometer or the use of X3 in certain products, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our OEM market share. There can be no assurance that technology transitions will occur on schedule, at the yields or costs that we anticipate, or that products based on the new technologies will meet customer specifications. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory obsolete or less attractive, and we may not have access to those new technologies on a cost-effective basis, or at all; or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. We have a three-pronged strategy towards our investments and efforts in technology scaling and migration: (1) NAND scaling; (2) BiCS technology; and (3) 3D ReRAM. The pace at which NAND flash technology is transitioning to new generations is slowing down due to inherent technology limitations. We currently expect to be able to continue to scale our NAND flash technology through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture. In the first quarter of fiscal year 2011, we made investments in BiCS and other technologies. In BiCS technology, the memory cells are packed along the vertical axis as opposed to the horizontal axis as in the current NAND flash technologies. We believe BiCS technology, if successful, could enable further memory cost reductions beyond the existing NAND roadmap, until 3D ReRAM technology is developed and fully ramped into high volume production. We also continue to invest in future alternative technologies, particularly our 3D ReRAM technology, which we believe may be a viable alternative to NAND flash technology, when NAND flash technology can no longer scale at a sufficient rate, or at all. However, even when NAND flash technology can no longer be further scaled, we expect NAND flash technology and potential alternative technologies to coexist for an extended period of time. There can be no assurance that we will be successful in developing 3D ReRAM technology, BiCS or other technologies, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies.

Others are developing alternative non-volatile technologies such as MRAM, ReRAM, Memristor, vertical or stacked NAND, phase-change memory, charge-trap flash and other technologies. Successful broad-based commercialization of one or more of these technologies could reduce the future revenue and profitability of NAND flash technology and could supplant the potential alternative 3D ReRAM or BiCS technologies that we are developing. In addition, we generate license and royalty revenues from NAND technology and we own intellectual property, or IP, for 3D ReRAM and BiCS technology, and if NAND flash technology is replaced by a technology other than 3D ReRAM or BiCS, our ability to generate license and royalty revenues would be reduced. Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally. If our competitors successfully develop new or alternative technologies, and we are unable to scale our technology on an equivalent basis, our competitors may have an advantage. These new or alternative technologies may enable products that are smaller, have a higher capacity, lower cost, lower power consumption or have other advantages. If we cannot compete effectively, our operating results and financial condition will suffer.

Alternative technologies or storage solutions such as cloud storage, enabled by high bandwidth wireless or internet-based storage, could reduce the need for physical flash storage within electronic devices. These alternative technologies could negatively impact the overall market for flash-based products, which could seriously harm our operating results.

We develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand for our older products; our competitors seek to develop new standards which could reduce demand for our products. We devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features. Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful. The success of our new products is dependent on a number of factors, including market acceptance, OEM design wins, our ability to manage risks associated with new products and production ramp issues. New flash storage solutions, such as embedded flash drives and SSDs, that are designed for devices such as tablets, eReaders, ultrabooks, notebooks and desktop computers are emerging rapidly and are expected to grow significantly in the coming years. We cannot guarantee that OEMs will adopt our solutions, that products that include our solutions will be successful or that these markets will grow as we anticipate. For certain solutions, such as SSDs, to be widely adopted, the cost of flash memory must still decline further so that the price point for the end consumer is compelling. In addition, we will need to develop new SSDs and other embedded flash solutions for mobile computing products and enterprise applications, and our current or new solutions must meet the specifications required to gain customer qualification and acceptance.

New applications may require significant up-front investment with no assurance of long-term commercial success or profitability. As we introduce new standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all.

Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products. For example, certain handset manufacturers and flash memory chip producers are currently advocating and developing a new standard, referred to as Universal Flash Storage, or UFS, for flash memory cards used in mobile phones. Intel and Micron have also developed a new specification for a NAND flash interface, called Open NAND Flash Interface, commonly referred to as ONFI, which would be used primarily in computing devices. Broad acceptance of new standards and products may reduce demand for our products.

We face competition from numerous manufacturers and marketers of products using flash memory and if we cannot compete effectively, our operating results and financial condition will suffer. We face competition from NAND flash memory manufacturers and from companies that buy NAND flash memory and incorporate it into their end products.

NAND/Embedded Manufacturers. Our primary NAND flash memory manufacturer competitors include Hynix, Intel, Micron, Samsung and Toshiba. Certain of these competitors are large companies that may have greater advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources, well recognized brand names and more diversified businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of these competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may harm our future revenues or margins and may result in the loss of our key customers. Current and future competitors produce, or could produce, alternative flash or other memory technologies that compete against our NAND flash technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND flash memory. Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of NAND flash technology in new applications. If our scaling of NAND flash technology slows down relative to our competitors, our business would be harmed and our investments in captive fabrication facilities could be impaired. Our cost reduction activities are dependent in part on the purchase of new specialized manufacturing equipment, and if this equipment is not generally available or is allocated to our competitors, our ability to reduce costs could be limited.

Retail Manufacturers and Resellers. We also compete with flash memory card manufacturers and resellers. These companies purchase or have a captive supply of flash memory components and assemble memory cards. Our primary competitors currently include, among others, Kingston, Lexar, PNY, Samsung, Sony and Transcend. In the USB flash drive market, we face competition from a large number of competitors, including EMTEC, Kingston, Lexar, PNY and Verbatim. We sell flash memory in the form of white label cards, wafers or components to certain companies who sell flash products that may ultimately compete with our branded products in the retail or OEM channels. This could harm our branded market share and reduce our sales and profits.

Client Storage Solution Manufacturers. In the market for client SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, who have established relationships with computer manufacturers. We also face competition from third-party SSD solution providers such as Kingston and OCZ.

Enterprise Storage Solution Manufacturers. With the acquisition of Pliant, we now compete in the enterprise storage solutions market where we face competition from companies such as Fusion-io, Intel, Micron, Samsung, STEC and Toshiba.

We believe that our ability to compete successfully depends on a number of factors, including:

•	price, quality and on-time delivery of products;

•	product performance, availability and differentiation;

•	success in developing new applications and new market segments;

•	sufficient availability of cost-efficient supply;

•	efficiency of production;

•	ownership and monetization of IP rights;

•	timing of new product announcements or introductions;

•	the development of industry standards and formats;

•	the number and nature of competitors in a given market; and

•	general market and economic conditions.

There can be no assurance that we will be able to compete successfully in the future.

Our enterprise storage solutions business is characterized by sales to a limited number of customers with long design, qualification and sales cycles and customers/products that do not lend themselves to the same rapid technology transitions as our other products. The enterprise storage solutions market is comprised of a relatively limited number of customers, with long design, qualification and test cycles prior to sales. Enterprise sales cycles can be long and unpredictable, and require considerable time and expense. For example, we may be required to customize our product to interoperate with an OEM’s product, which could further lengthen the sales cycle. The length of our sales cycle in this market makes us susceptible to the risk of delays or termination of orders if these customers decide to delay orders or use a different supplier. We may need to spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any sales. As a result of this lengthy and uncertain sales cycle, it is difficult for us to predict when customers may qualify and purchase products from us and as a result, our operating results may vary significantly and may be harmed. There can be no assurance that we will be able to accurately predict demand for these products in the future. The difficulty in forecasting demand also increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Due to long customer product cycles, we may not be able to benefit from the rapid technology transitions that drive cost reductions in our consumer-based products and this may lead to variability in our product gross margins. In addition, our enterprise storage solutions products have been qualified with customers utilizing non-captive memory. If we are unable to obtain sufficient or cost effective non-captive memory prior to qualifying these products with our captive memory, we may be unable to maintain or grow our revenue or margins from these products.

Our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals or if licensees fail to perform on a portion or all of their contractual obligations. If our existing licensees do not renew their licenses upon expiration, renew them on less favorable terms, or we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed. As our older patents expire, and the coverage of our newer patents may be different, it may be more difficult to negotiate or renew favorable license agreement terms or a license agreement at all. For example, in the first quarter of fiscal year 2010, our license and royalty revenues decreased sequentially primarily due to a new license agreement with Samsung that was effective in the third quarter of fiscal year 2009, and contains a lower effective royalty rate compared to the previous license agreement. To the extent that we are unable to renew license agreements under similar terms or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees. If our licensees or we fail to perform on contractual obligations, we may incur costs to enforce the terms of our licenses and there can be no assurance that our enforcement and collection efforts will be effective. If we license new IP from third-parties or existing licensees, we may be required to pay license fees, royalty payments or offset existing license revenues. In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

Under certain conditions, the Flash Ventures’ master equipment lease obligations could be accelerated, which would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion, or our failure to maintain a minimum corporate rating of either BB- from S&P or Moody’s, or a minimum corporate rating of BB+ from R&I. As of January 1, 2012, Flash Ventures was in compliance with all of its master lease covenants. As of January 1, 2012, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold for R&I; and our S&P credit rating was BB, one notch above the required minimum corporate rating threshold for S&P.

If our stockholders’ equity is below $1.51 billion or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to $732 million, based upon the exchange rate at January 1, 2012, covered by our guarantee under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may or may not be available.

The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and operating results in the past and may do so again in the future. The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies and their customers’ products and declines in general economic conditions. The flash memory industry has several times in the past experienced significant excess supply, reduced demand, high inventory levels and accelerated declines in selling prices. If we again experience oversupply of NAND flash products, we may be forced to hold excessive inventory, sell our inventory below cost and record inventory write-downs, all of which would place additional pressure on our results of operation and our cash position.

We depend on our captive assembly and test manufacturing facility and planned future expansion in China and our business could be harmed if this facility does not perform as planned. Our reliance on our captive assembly and test manufacturing facility near Shanghai, China has increased significantly and we now utilize this factory to satisfy a majority of our assembly and test requirements, to produce products with leading-edge technologies such as multi-stack die packages and to provide order fulfillment. In addition, our Shanghai, China facility is responsible for packaging and shipping our retail products within Asia and Europe. We plan to further expand our assembly and test manufacturing facility in Shanghai, China, which will expand our reliance on these facilities. Any delays or interruptions in production or the ability to ship product, or issues with manufacturing yields at our captive facility could harm our operating results and financial condition. Furthermore, if we were to experience labor unrest, or strikes, or if wages were to significantly increase, our ability to produce and ship products could be impaired and we could experience higher labor costs, which could harm our operating results, financial condition and liquidity.

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

Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources, increased service costs and warranty claims and litigation. Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products provide a warranty period, which is usually less than three years with a small number of products having a warranty ranging up to ten or more years. Generally, our OEM customers have more stringent requirements than other customers and our concentration of revenue from OEMs, especially OEMs who purchase our enterprise storage and client storage products, could result in increased expenditures for product testing, or increase our service costs and potentially lead to increased warranty or indemnification claims. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources. In addition, the substantial majority of our flash memory is supplied by Flash Ventures, and if the wafers contain errors or defects, our overall supply could be harmed. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, indemnification of our customer’s product recall and other costs, warranty claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and harm our operating results and financial condition.

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

Certain of our products contain encryption or security algorithms to protect third-party content and user-generated data stored on our products. To the extent our products are hacked or the encryption schemes are compromised or breached, this could harm our business by hurting our reputation, requiring us to employ additional resources to fix the errors or defects and expose us to litigation and indemnification claims. This could potentially impact future collaboration with content providers or lead to product returns or claims against us due to actual or perceived vulnerabilities.

We are exposed to foreign currency exchange rate fluctuations that could harm our business, operating results and financial condition. A significant portion of our business is conducted in currencies other than the U.S. dollar, which exposes us to adverse changes in foreign currency exchange rates. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened U.S. dollar could increase local operating expenses and the cost of raw materials to the extent purchased in foreign currencies. These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen. For example, the Japanese yen has significantly appreciated relative to the U.S. dollar; and this has increased our cost of NAND flash wafers, negatively impacting our gross margins and operating results. In addition, our investments in Flash Ventures are denominated in Japanese yen and further strengthening of the Japanese yen would increase the cost to us of future funding or increase the value of our investments, increasing our exposure to asset impairments. Macroeconomic weakness in other parts of the world could lead to further strengthening of the Japanese yen, which would harm our gross margins, operating results, cost of future Flash Venture funding and increase the risk of asset impairment. We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia. Additionally, we have exposures to emerging market currencies, which can be extremely volatile. We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

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

From time-to-time, we overestimate our requirements and build excess inventory, or underestimate our requirements and have a shortage of supply, either of which could harm our financial results. The majority of our products are sold directly or indirectly into consumer markets, which are difficult to accurately forecast. Also, a substantial majority of our quarterly sales are from orders received and fulfilled in that quarter. Additionally, we depend upon timely reporting from our customers as to their inventory levels and sales of our products in order to forecast demand for our products. We have in the past significantly over-forecasted or under-forecasted actual demand for our products. The failure to accurately forecast demand for our products will result in lost sales or excess inventory, both of which will harm our business, financial condition and operating results. In addition, we may increase our inventory in anticipation of increased demand or as captive wafer capacity ramps. If demand does not materialize, we may be forced to write-down excess inventory or write-down inventory to the lower of cost or market, as was the case in fiscal year 2008, which may harm our financial condition and operating results.

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

Our products also contain non-silicon components that have long lead-times requiring us to place orders several months in advance of anticipated demand. This long lead-time increases our risk that forecasts will vary substantially from actual demand, which could lead to excess inventory or loss of sales.

We rely on our suppliers and contract manufacturers, some of which are the sole source of supply for our non-memory components, and capacity limitations or the absence of a back-up supplier exposes our supply chain to unanticipated disruptions or potential additional costs. We do not have long-term supply agreements with many of our suppliers and some of our contract manufacturers, certain of which are sole sources of supply for our non-memory components. From time-to-time, certain materials may become difficult or more expensive to obtain, which could impact our ability to meet demand and could harm our profitability. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply in a timely manner, on competitive terms, or at all.

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

If our security measures are breached and unauthorized access is obtained to our information technology systems, we may lose proprietary data. Our security measures may be breached as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, and result in unauthorized access to our customers’ data or our data, including our IP and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or confidential customer, supplier or employee data, which could result in legal liability, harm to our reputation and otherwise harm our business.

We may need to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding Flash Ventures, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business. We currently believe that we have sufficient cash resources to fund our operations as well as our anticipated investments in Flash Ventures for at least the next twelve months; however, we may decide to raise additional funds to maintain the strength of our balance sheet or fund our operations, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. The current challenging worldwide financing environment could make it more difficult for us to raise funds on reasonable terms, or at all. From time-to-time, we may decide to raise additional funds through equity, public or private debt, or lease financings. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, our credit rating may be downgraded, and we may not be able to develop or enhance our technology or products, fulfill our obligations to Flash Ventures, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could harm our business.

We may be unable to protect our IP rights, which would harm our business, financial condition and operating results. We rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights. In the past, we have been involved in significant and expensive disputes regarding our IP rights and those of others, including claims that we may be infringing patents, trademarks and other IP rights of third-parties. We expect that we will be involved in similar disputes in the future.

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

There are both flash memory producers and flash memory card manufacturers who we believe may infringe our intellectual property. Enforcement of our rights often requires litigation. If we bring a patent infringement action and are not successful, our competitors would be able to use similar technology to compete with us. Moreover, the defendant in such an action may successfully countersue us for infringement of their patents or assert a counterclaim that our patents are invalid or unenforceable. If we do not prevail in the defense of patent infringement claims, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed.

We and certain of our officers are at times involved in litigation, including litigation regarding our IP rights or that of third parties, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings, which could materially harm our business. We are often involved in litigation, including cases involving our IP rights and those of others. We are the plaintiff in some of these actions and the defendant in others. Some of the actions seek injunctions against the sale of our products and/or substantial monetary damages, which if granted or awarded, could materially harm our business, financial condition and operating results.

We and numerous other companies have been sued in the U. S. District Court of the Northern District of California in purported consumer class actions alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of state and federal laws. The lawsuits purport to be on behalf of classes of purchasers of flash memory. The lawsuits seek restitution, injunction and damages, including treble damages, in an unspecified amount. We are unable to predict the outcome of these lawsuits and investigations. The cost of discovery and defense in these actions as well as the final resolution of these alleged violations of antitrust laws could result in significant liability and expense and may harm our business, financial condition and operating results.

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

Moreover, from time-to-time, we agree to indemnify certain of our suppliers and customers for alleged patent infringement. The scope of such indemnity varies but generally includes indemnification for direct and consequential damages and expenses, including attorneys’ fees. We may be engaged in litigation as a result of these indemnification obligations. Third-party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may harm our business, financial condition and operating results.

For additional information concerning legal proceedings, see Part I, Item 3, “Legal Proceedings.”

We may be unable to license, or license at a reasonable cost, IP from third parties as needed, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling products. If we incorporate third-party technology into our products or if we are found to infringe the IP of others, we could be required to license IP from a third party. We may also need to license some of our IP to others in order to enable us to obtain important cross-licenses to third-party patents. We cannot be certain that licenses will be offered when we need them, that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third parties, we may be required to pay license fees, royalty payments, or offset license revenues. In addition, if we are unable to obtain a license that is necessary to manufacture our products, we could be required to suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third parties. We may not be successful in redesigning our products, or the necessary licenses may not be available under reasonable terms.

Changes in the seasonality of our business may result in our inability to accurately forecast our product purchase requirements. Sales of our products in the consumer electronics market are subject to seasonality. Sales have typically increased significantly in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following fiscal year. However, the current global economic environment may impact typical seasonal trends, making it more difficult for us to forecast our business. Changes in the product or channel mix of our business can also impact seasonal patterns, adding to complexity in forecasting demand. If our forecasts are inaccurate, we may lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and operating results. This seasonality also may lead to higher volatility in our stock price and the need for significant working capital investments in receivables and inventory, including the need to build inventory levels in advance of our projected high volume selling seasons.

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

Our common stock and convertible notes prices have been, and may continue to be, volatile, which could result in investors losing all or part of their investments. The market prices of our common stock and convertible notes have fluctuated significantly in the past and may continue to fluctuate in the future. We believe that such fluctuations will continue as a result of many factors, including financing plans, future announcements concerning us, our competitors or our principal customers regarding financial results or expectations, technological innovations, industry supply and demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high-technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may harm the market price of our common stock as well as the prices of our outstanding convertible notes.

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

Our success depends on our key personnel, including our senior management, and the loss of key personnel or the transition of key personnel could disrupt our business. Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel. We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time. Our success will depend on our ability to recruit and retain additional highly-skilled personnel. We have relied on equity awards in the form of stock options and restricted stock units as one means for recruiting and retaining highly skilled talent and a reduction in our stock price may reduce the effectiveness of share-based awards in retaining employees.

Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenues, costs and stock price. Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer demand. Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers, or adversely affect consumer confidence. We have substantial operations in Israel including a development center in Northern Israel, near the border with Lebanon, and a research center in Omer, Israel, which is near the Gaza Strip, areas that have experienced significant violence and political unrest. Turmoil and unrest in Israel, the Middle East or other regions could cause delays in the development or production of our products and could harm our business and operating results.

Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could harm our supply chain operations. Our supply chain operations, including those of our suppliers and subcontractors, are concentrated in the United States, Japan, Taiwan, China and Singapore. In the past, certain of these areas have been affected by natural disasters such as earthquakes, tsunamis, floods and typhoons, and some areas have been affected by epidemics, such as avian flu or H1N1 flu. If a natural disaster or epidemic were to occur in one or more of these areas, we could incur a significant work or production stoppage. For example, a massive earthquake occurred in Japan in March 2011 resulting in a tool stoppage at Fabs 3 and 4; which resulted in loss of wafers and increased cost to bring the Fabs back on line. The impact of these potential events is magnified by the fact that we do not have insurance for most natural disasters, including earthquakes and tsunamis. The impact of a natural disaster could harm our business and operating results.

Disruptions in global transportation could impair our ability to deliver or receive product on a timely basis or at all, causing harm to our financial results. Our raw materials, work-in-process and finished products are primarily distributed via air. If there are significant disruptions in air travel, we may not be able to deliver our products or receive raw materials. For example, the volcanic eruption in Iceland in April 2010 halted air traffic for several days over Europe and disrupted other travel routes that pass through Europe, resulting in delayed delivery of our products to certain European countries. In addition, a natural disaster that affects air travel in Asia could disrupt our ability to receive raw materials in, or ship finished product from, our Shanghai, China facility or our Asia-based contract manufacturers. As a result, our business and operating results may be harmed.

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

We rely on information systems to run our business and any prolonged down time could harm our business operations and/or financial results. We rely on an enterprise resource planning system, as well as multiple other systems, databases, and data centers to operate and manage our business. Any information system problems, programming errors or unanticipated system or data center interruptions could impact our continued ability to successfully operate our business and could harm our financial results or our ability to accurately report our financial results on a timely basis.

Anti-takeover provisions in our charter documents, stockholder rights plan and Delaware law could discourage or delay a change in control and negatively impact our stockholders. We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have a stockholders’ rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. This could discourage an acquisition of us. In addition, our certificate of incorporation grants our board of directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action (2,000,000 shares of preferred stock have already been reserved under our stockholder rights plan). Issuing preferred stock could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock that could harm the market value of our common stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that a corporation may not engage in any business combination with any interested stockholder, defined broadly as a beneficial owner of 15% or more of that corporation’s voting stock, during the three-year period following the time that a stockholder became an interested stockholder. This provision could delay or discourage a change of control of SanDisk.

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

We may be subject to risks associated with laws, regulations and customer initiatives relating to the environment, conflict minerals or other social responsibility issues. Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the responsibility for environmentally safe disposal or recycling. Such laws and regulations have recently been passed in several jurisdictions in which we operate, including Japan and certain states within the U.S. In addition, climate change issues, energy usage and emissions controls may result in new environmental legislation and regulations, at the international, federal or state level, that may make it more difficult or expensive for us, our suppliers and our customers to conduct business. Any of these regulations could cause us to incur additional direct costs, as well as increased indirect costs related to our relationships with our customers and suppliers, and otherwise harm our operations and financial condition.

Government regulators, or our customers may require us to comply with product or manufacturing standards that are more restrictive than current laws and regulations related to environmental matters, conflict minerals or other social responsibility initiatives. The implementation of these standards could affect the sourcing, cost and availability of materials used in the manufacture of our products. For example, there may be only a limited number of suppliers offering “conflict free” metals used in our products, and there can be no assurance that we will be able to obtain such metals in sufficient quantities or at competitive prices. Also, we may face challenges with regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. Non-compliance with these standards could cause us to lose sales to these customers and compliance with these standards could increase our costs, which may harm our operating results.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if our internal control over financial reporting is not effective, our business could suffer. In connection with our certification process under Section 404 of the Sarbanes-Oxley Act, we have identified in the past and will, from time-to-time in the future, identify deficiencies in our internal control over financial reporting. There can be no assurance that individually or in the aggregate these deficiencies would not be deemed to be a material weakness or significant deficiency. A material weakness or significant deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness in internal controls could harm our reputation, business and stock price. Any internal control or procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives and cannot prevent human error, intentional misconduct or fraud.

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Convertible Senior Notes due 2013 and 1.5% Convertible Senior Notes due 2017. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of January 1, 2012, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $732 million based on the exchange rate at January 1, 2012. In addition, we have significant commitments for the future fixed costs of Flash Ventures, and we will incur significant obligations with respect to Flash Forward as well as continued investment in Flash Partners and Flash Alliance. Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

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

The convertible note hedge transactions and warrant transactions and/or early termination of the convertible note hedge and warrant transactions may affect the value of the notes and our common stock. In connection with the pricing of the 1% Notes due 2013 and 1.5% Notes due 2017, we have entered into privately negotiated convertible note hedge transactions with the underwriters in the offerings of the notes (collectively, the “dealers”) or their respective affiliates. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the 1% Notes due 2013 and the 1.5% Notes due 2017. These transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the 1% Notes due 2013 and 1.5% Notes due 2017. However, if there is a counterparty default or other nonperformance under the hedge transactions, we may not be able to reduce the potential dilution with respect to our common stock upon conversion of our 1% Notes due 2013 and 1.5% Notes due 2017, or we may not be refunded our initial costs associated with such hedge transactions.

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

The 1% Notes due 2013 and the 1.5% Notes due 2017 have a conversion feature with a strike price of $82.36 and $52.37, respectively. If our weighted average stock price goes above the strike price of either the 1% Notes due 2013 and/or the 1.5% Notes due 2017 during any of our reporting periods, we will be required to include additional shares in our diluted earnings per share calculation, which will result in a decrease in our reported earnings per share. While we have entered into convertible note hedge transactions which will effectively increase the strike price from an economic standpoint and reduce the potential dilution upon conversion, the impact of the convertible note hedge transactions will not be reflected in our reported diluted earnings per share.

In addition, we may, from time-to-time, repurchase a portion of the 1% Notes due 2013 or the 1.5% Notes due 2017. In connection with any such repurchases, we may early terminate a portion of the convertible note hedge transactions we entered into with respect to the 1% Notes due 2013 or the 1.5% Notes due 2017 that we repurchase, and a portion of the warrant transactions we entered into at the time of the offerings of those notes. In connection with any such termination of a portion of the hedge and warrant transactions, the counterparties to those transactions are expected to unwind various over-the-counter derivatives and/or sell our common stock in open market and/or privately negotiated transactions, which could harm the market price of our common stock and the notes.

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

The effect, if any, of any of these transactions and activities on the market price of our common stock or the 1% Notes due 2013 and 1.5% Notes due 2017 will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the 1% Notes due 2013 and 1.5% Notes due 2017, and as a result, the amount of cash and the number of shares of common stock, if any, the holders will receive upon the conversion of the notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Milpitas, California. As of January 1, 2012, we leased five buildings comprising approximately 483,000 square feet. On January 31, 2012, we purchased three of the five leased buildings as well as two additional buildings that are adjacent to the three leased buildings that were purchased.  These leased and owned facilities in Milpitas, California total approximately 815,000 square feet and house or will house our corporate offices, including personnel from engineering, sales, marketing, operations and administration.  The lease agreements on the two remaining leased buildings will expire in 2013, at which time we expect to occupy approximately 588,000 square feet.

We own an advanced testing and assembly building of approximately 363,000 square feet and are constructing a second adjacent building of approximately 323,000 square feet that will be completed in 2012, both located on a 50-year land lease in Shanghai, China, of which we have 45 years remaining. In addition, we own two buildings comprising approximately 157,000 square feet located in Kfar Saba, Israel, that house administrative offices and research and development facilities. The buildings are located on a 99-year land lease, of which we have 81 years remaining. We are constructing a building of approximately 64,000 square feet located in Tefen, Israel, that will be completed in 2012 and will house administrative offices and research and development facilities. The construction of this building is located on a 50-year land lease, of which we have 46 years remaining.

We also lease sales and marketing, and administrative offices in the U.S., China, France, Germany, India, Ireland, Israel, Japan, Korea, Russia, Scotland, Singapore, Spain, Sweden, Taiwan and the United Arab Emirates; operation support offices in Taiwan, China and India, and design centers in Israel, Scotland and India.

ITEM 3.	LEGAL PROCEEDINGS

See Note 16, “Litigation,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8, “Financial Statement and Supplementary Data” of this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock. Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “SNDK.” The following table summarizes the high and low sale prices for our common stock as reported by the NASDAQ.

	High	Low
2010
First quarter	$36.25	$24.90
Second quarter	50.55	34.00
Third quarter	46.80	33.03
Fourth quarter	52.31	35.94
2011
First quarter	$53.61	$41.10
Second quarter	51.15	38.79
Third quarter	46.47	32.24
Fourth quarter	53.46	37.63

Holders. As of February 1, 2012, we had approximately 325 stockholders of record.

Dividends. We have never declared or paid any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three fiscal months ended January 1, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 3, 2011 to October 30, 2011	—	$—	—	$500,000,000
October 31, 2011 to November 27, 2011	—	—	—	500,000,000
November 28, 2011 to January 1, 2012	81,800	49.36	81,800	495,962,434
Total	81,800	49.36	81,800
————

(1)	On October 27, 2011, we announced a board-approved plan authorizing us to repurchase up to $500.0 million of our common stock in the open market or otherwise through October 26, 2016.

(2)	Does not include amounts paid for commissions.

Stock Performance Graph*

Five-Year Stockholder Return Comparison. The following graph compares the cumulative total stockholder return on our common stock with that of the S&P 500 Stock Index, a broad market index published by S&P, a selected S&P Semiconductor Company stock index compiled by Morgan Stanley & Co. Incorporated and the Philadelphia, or PHLX, Semiconductor Index for the five-year period ended January 1, 2012. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by an individual investor.

The comparison for each of the periods assumes that $100 was invested on January1, 2007 in our common stock, the S&P 500 Stock Index, the S&P Semiconductor Company Stock Index and the PHLX Semiconductor Index, and assumes all dividends are reinvested. For each reported year, the reported dates are the last trading dates of our fiscal quarters (which end on the Sunday closest to March 31, June 30 and September 30, respectively) and year (which ends on the Sunday closest to December 31).

$150
$100
$50
$0
2006
2007
2008
2009
2010
2011
SanDisk Corporation
S&P 500 Index
S&P Semiconductor Index
PHLX Semiconductor Index

	2006	2007	2008	2009	2010	2011
SanDisk Corporation	$100.00	$77.95	$21.33	$68.42	$116.87	$114.97
S&P 500 Index	100.00	104.24	61.54	78.62	88.67	88.67
S&P Semiconductor Stock Index	100.00	110.89	56.11	91.91	99.84	99.74
PHLX Semiconductor Index	100.00	87.62	43.17	76.92	88.01	78.48

*
The material in this section of this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 or subject to Regulation 14A or 14C, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal years ended
	January 1, 2012(1)	January 2, 2011(2)	January 3, 2010(3)	December 28, 2008(4)	December 30, 2007(5)
	(In thousands, except per share data)
Revenues
Product	$5,287,555	$4,462,930	$3,154,314	$2,843,243	$3,446,125
License and royalty	374,590	363,877	412,492	508,109	450,241
Total revenues	5,662,145	4,826,807	3,566,806	3,351,352	3,896,366
Cost of product revenues	3,222,999	2,564,717	2,282,180	3,288,265	2,693,647
Gross profit	2,439,146	2,262,090	1,284,626	63,087	1,202,719
Operating income (loss)	1,530,100	1,461,574	519,390	(1,973,480)	276,514
Net income (loss) attributable to common stockholders	$986,990	$1,300,142	$415,310	$(1,986,624)	$190,616
Net income (loss) attributable to common stockholders per share:
Basic	$4.12	$5.59	$1.83	$(8.82)	$0.84
Diluted	$4.04	$5.44	$1.79	$(8.82)	$0.81
Shares used in computing net income (loss) attributable to common stockholders per share:
Basic	239,484	232,531	227,435	225,292	227,744
Diluted	244,553	238,901	231,959	225,292	235,857

	At
	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008	December 30, 2007
	(In thousands)
Working capital	$3,262,587	$3,072,585	$2,043,664	$1,450,675	$2,377,399
Total assets	10,174,648	8,776,710	6,001,719	5,932,140	7,107,472
Convertible long-term debt	1,604,911	1,711,032	934,722	954,094	903,580
Total equity	7,060,839	5,779,395	3,908,409	3,440,721	5,156,303
————

(1)
Includes share-based compensation of ($63.1) million, amortization of acquisition-related intangible assets of ($44.2) million, a charge of ($24.6) million related to a power outage and earthquake experienced in Fab 3 and Fab 4, a loss of ($11.5) million related to the early extinguishment of debt and a net gain of $18.8 million related to the sale of our investment in certain equity securities.

(2)
Includes share-based compensation of ($77.6) million, which includes ($17.3) million due to a non-cash modification of outstanding stock awards pursuant to the retirement of our former Chief Executive Officer, amortization of acquisition-related intangible assets of ($14.2) million, a charge of ($17.8) million related to a power outage experienced in Fab 3 and Fab 4 and a gain of $13.2 million related to the sale of the net assets of our mobile phone SIM business.

(3)
Includes share-based compensation of ($95.6) million, amortization of acquisition-related intangible assets of ($13.7) million and other-than-temporary impairment charges of ($7.9) million related to our investment in FlashVision.

(4)
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

(5)
Includes share-based compensation of ($133.0) million and amortization of acquisition-related intangible assets of ($90.1) million. Also includes other-than-temporary impairment charges of ($10.0) million related to our investment in FlashVision.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

	Fiscal years ended
	January 1, 2012	% of Revenue	January 2, 2011	% of Revenue	January 3, 2010	% of Revenue
	(In millions, except percentages)
Product revenues	$5,287.6	93.4%	$4,462.9	92.5%	$3,154.3	88.4%
License and royalty revenues	374.5	6.6%	363.9	7.5%	412.5	11.6%
Total revenues	5,662.1	100.0%	4,826.8	100.0%	3,566.8	100.0%
Cost of product revenues	3,183.3	56.2%	2,552.2	52.9%	2,269.7	63.6%
Amortization of acquisition-related intangible assets	39.7	0.7%	12.5	0.2%	12.5	0.4%
Total cost of product revenues	3,223.0	56.9%	2,564.7	53.1%	2,282.2	64.0%
Gross profit	2,439.1	43.1%	2,262.1	46.9%	1,284.6	36.0%
Operating expenses
Research and development	547.4	9.7%	422.6	8.7%	384.2	10.8%
Sales and marketing	199.4	3.5%	209.8	4.4%	208.5	5.8%
General and administrative	157.8	2.8%	166.5	3.5%	171.3	4.8%
Amortization of acquisition-related intangible assets	4.4	0.1%	1.6	0.0%	1.2	0.0%
Total operating expenses	909.0	16.1%	800.5	16.6%	765.2	21.4%
Operating income	1,530.1	27.0%	1,461.6	30.3%	519.4	14.6%
Other income (expense), net	(53.3)	(0.9%)	(4.2)	(0.1%)	(15.6)	(0.5%)
Income before provision for taxes	1,476.8	26.1%	1,457.4	30.2%	503.8	14.1%
Provision for income taxes	489.8	8.7%	157.3	3.3%	88.5	2.5%
Net income	$987.0	17.4%	$1,300.1	26.9%	$415.3	11.6%

General

We are a global leader in flash memory storage solutions. Our goal is to provide simple, reliable and affordable storage solutions for consumer and enterprise use in a wide variety of formats and devices. We sell our products globally to OEM and retail customers.

We design, develop and manufacture data storage solutions in a variety of form factors using our flash memory, proprietary controller and firmware technologies. We purchase the vast majority of our NAND flash memory supply requirements through our significant flash venture relationships with Toshiba, which produce and provide us with leading-edge, low-cost memory wafers. Our removable card products are used in a wide range of consumer electronics devices such as mobile phones, digital cameras, gaming devices and laptop computers. Our embedded flash products are used in mobile phones, tablets, ultrabooks, eReaders, GPS devices, gaming systems, imaging devices and computing platforms. For computing platforms, we provide high-speed, high-capacity storage solutions such as SSDs, that can be used in lieu of hard disk drives.

Our strategy is to be an industry-leading supplier of NAND flash storage solutions and to develop large scale markets for NAND-based storage products. We intend to maintain our technology leadership by investing in advanced technologies and NAND flash memory fabrication capacity in order to produce leading-edge, low-cost NAND flash memory for use in a variety of end-products, including consumer, mobile phone and computing devices. We are a one-stop-shop for our retail and OEM customers, selling in high volumes all major NAND flash storage card formats for our target markets.

Our results are primarily driven by worldwide demand for flash storage devices, which in turn primarily depends on demand for consumer electronic products and for SSDs in computing devices and enterprise storage systems. We believe the markets for flash storage are generally price elastic, meaning that a decrease in the price per gigabyte results in increased demand for higher capacities and the emergence of new applications for flash storage. Accordingly, we expect that as we reduce the price of our flash devices, consumers will demand an increasing number of gigabytes and/or units of memory and that over time, new markets will emerge. In order to profitably capitalize on this price elasticity, we must reduce our cost per gigabyte at a rate similar to the decrease in selling price per gigabyte, while at the same time increasing the average capacity and/or the number of product units enough to offset price declines. We continually seek to achieve these cost reductions through technology improvements, primarily by increasing the amount of memory stored in a given area of silicon.

Our industry is characterized by rapid technology transitions. Since our inception, we have been able to scale NAND flash technology through fifteen generations over approximately twenty-two years. However, the pace at which NAND flash technology is transitioning to new generations is expected to slow due to inherent physical technology limitations. We currently expect to be able to continue to scale our NAND flash technology through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost-effectively with the current NAND flash technology and architecture. We also continue to invest in future alternative technologies, including our 3D ReRAM technology, which we believe may be a viable alternative to NAND flash technology, when NAND flash technology can no longer scale at a sufficient rate, or at all. In the first quarter of fiscal year 2011, we made investments in BiCS and other technologies. We believe BiCS technology, if successful, could enable further memory cost reductions beyond the NAND roadmap. However, even when NAND flash technology can no longer be further scaled, we expect NAND flash technology and potential alternative technologies to coexist for an extended period of time.

Fiscal Year 2011 Developments and Transactions

On May 24, 2011, we completed the acquisition of Pliant, a developer of enterprise flash storage solutions. This acquisition represents a significant opportunity for us to participate in the enterprise storage solutions market. We acquired all of the outstanding shares of Pliant through an all-cash transaction. The total purchase price was $322 million. Total acquisition-related costs of approximately $2 million were expensed during the year ended January 1, 2012.

In the third quarter of fiscal year 2011, we repurchased $222 million principal amount of our 1% Notes due 2013 for $211 million in cash.

Fiscal years 2011 and 2010 included 52 weeks as compared to 53 weeks in fiscal year 2009.

Critical Accounting Policies & Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP.

Use of Estimates. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including, among others, those related to customer programs and incentives, intellectual property claims, product returns, allowance for doubtful accounts, inventories, marketable securities and investments, impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructuring, contingencies, share-based compensation and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Estimates have historically approximated actual results. However, future results will differ from these estimates under different assumptions and conditions.

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize revenues when the earnings process is complete, as evidenced by an agreement with the customer, there is transfer of title and acceptance, if applicable, pricing is fixed or determinable and collectability is reasonably assured. Revenue is generally recognized at the time of shipment for customers not eligible for price protection and/or a right of return. Sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the sales and related costs of these transactions are deferred until the distributors or retailers sell the merchandise to their end customer, or the rights of return expire. At January 1, 2012 and January 2, 2011, deferred income from sales to distributors and retailers was $162 million and $184 million, respectively. Estimated sales returns are provided for as a reduction to product revenues and deferred revenues and were not material for any period presented in our Consolidated Financial Statements.

We record estimated reductions to revenues or to deferred revenues for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising, and other volume-based incentives and expected returns. All sales incentive programs are recorded as an offset to product revenues or deferred revenues. In calculating the value of sales incentive programs, actual and estimated activity is used based upon reported weekly sell-through data from our customers. The resolution of these claims is generally within twelve months and could materially impact product revenues or deferred revenues. In addition, actual returns and rebates in any future period could differ from our estimates, which could impact the revenue we report.

Inventories and Inventory Valuation. Inventories are stated at the lower of cost (first-in, first-out) or market. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. The determination of market value involves numerous judgments including estimating average selling prices based upon recent sales, industry trends, existing customer orders, current contract prices, industry analysis of supply and demand and seasonal factors. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. The valuation of inventory also requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six to twelve months. To the extent our demand forecast for specific products is less than the combination of our product on-hand and our noncancelable orders from suppliers, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We perform tests for impairment of long-lived assets whenever events or circumstances suggest that other long-lived assets may not be recoverable. An impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets are less than the carrying value of the asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value based primarily upon forecasted discounted cash flows. These forecasted discounted cash flows include estimates and assumptions related to revenue growth rates and operating margins, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. Our estimates of market growth and our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

We perform our annual impairment analysis of goodwill and indefinite-lived intangible assets (such as in-process research and development) on the first day of the fourth quarter of each fiscal year, or more often if there are indicators of impairment.  We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination.  We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.  For our annual goodwill impairment test in fiscal year 2011, we adopted the authoritative guidance issued by the Financial Accounting Standards Board in September 2011. In accordance with this guidance, we first assessed qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount and whether the two-step impairment test on goodwill is required.  If based upon qualitative factors it is “more likely than not” that the fair value of a reporting unit is greater than its carrying amount, we will not be required to proceed to a two-step impairment test on goodwill. However, we also have the option to proceed directly to a two-step impairment test on goodwill.  In the first step, or Step 1, of the two-step impairment test, we compare the fair value of each reporting unit to its carrying value.  If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired and we are not required to perform further testing.  If the carrying value of the net assets exceeds the fair value, then we must perform the second step, or Step 2, of the two-step impairment test in order to determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.  The fair value of each reporting unit is estimated using a discounted cash flow methodology.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.  We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, taking into account an appropriate control premium.  The determination of a control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits.  When we are required to perform a Step 2 analysis, determining the fair value of our net assets and our off-balance sheet intangibles used in Step 2 requires us to make judgments and involves the use of significant estimates and assumptions.

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

Results of Operations

Product Revenues.

	FY 2011	Percent Change	FY 2010	Percent Change	FY 2009
	(In millions, except percentages)
OEM	$3,458.5	25%	$2,776.8	75%	$1,586.8
Retail	1,829.1	8%	1,686.1	8%	1,567.5
Product revenues	$5,287.6	18%	$4,462.9	41%	$3,154.3

The increase in our fiscal year 2011 product revenues, compared to fiscal year 2010, reflected an 80% increase in the number of gigabytes sold, partially offset by a (34%) reduction in average selling price per gigabyte. The increase in number of gigabytes sold was the result of a 31% increase in memory units sold with an increase in average capacity of 38%. The increase in product revenues in fiscal year 2011, over fiscal year 2010, was due primarily to higher OEM sales of memory products for mobile devices, such as phones and tablets, and for gaming devices. Our retail product revenue growth was driven primarily by increased sales of cards for mobile phones and USB drives.

The increase in our fiscal year 2010 product revenues, compared to fiscal year 2009, reflected a 74% increase in the number of gigabytes sold, partially offset by a (19%) reduction in average selling price per gigabyte. The increase in number of gigabytes sold was the result of a 41% increase in memory units sold with an increase in average capacity of 23%. The increase in product revenues in fiscal year 2010, over fiscal year 2009, was primarily due to higher OEM revenues, principally from cards and embedded solutions for the mobile phone market and full-year sales of private label cards, wafers and components to new OEM channels and customers that we added in the second half of fiscal year 2009. Our retail product revenue growth was driven primarily by increased sales of imaging products, partially offset by a decline in sales of audio/video products.

Geographical Product Revenues.

	FY 2011		FY 2010		FY 2009
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
	(In millions, except percentages)
United States	$792.7	15%	$771.0	17%	$916.3	29%
Asia-Pacific	3,583.0	68%	2,825.1	63%	1,447.7	46%
Europe, Middle East and Africa	688.5	13%	714.3	16%	707.7	22%
Other foreign countries	223.4	4%	152.5	4%	82.6	3%
Product revenues	$5,287.6	100%	$4,462.9	100%	$3,154.3	100%

Product revenues in Asia-Pacific, which includes Japan, increased in fiscal year 2011 on a year-over-year basis due primarily to increased sales of embedded products to our OEM customers. Our retail sales in Asia-Pacific also increased due to increased consumer demand, primarily in China and India. The slight increase in product revenues for the U.S. in fiscal year 2011, compared to fiscal year 2010, was due primarily to growth in retail sales of cards for the mobile market and USB flash drives. Product revenues in EMEA decreased slightly in fiscal year 2011, compared to fiscal year 2010, due primarily to a decrease in sales to certain mobile OEM customers.

Product revenues in Asia-Pacific, which includes Japan, increased in fiscal year 2010 on a year-over-year basis due primarily to increased OEM sales of mobile phone products, wafers and components, and growth in retail sales primarily of imaging products. The decrease in product revenues for the U.S. in fiscal year 2010, compared to fiscal year 2009, primarily reflected a shift in our OEM sales from U.S. customers to Asia-Pacific customers. Product revenues in EMEA increased slightly in fiscal year 2010, compared to fiscal year 2009, reflecting increased OEM sales primarily for the mobile market, partially offset by a decrease in retail sales due to continued weak consumer spending and our decision not to participate in certain lower-margin opportunities.

License and Royalty Revenues.

	FY 2011	Percent Change	FY 2010	Percent Change	FY 2009
	(In millions, except percentages)
License and royalty revenues	$374.5	3%	$363.9	(12%)	$412.5

The increase in our fiscal year 2011 license and royalty revenues, when compared to fiscal year 2010, was primarily due to higher licensable flash memory revenues reported by our licensees.

The decrease in our fiscal year 2010 license and royalty revenues, when compared to fiscal year 2009, was primarily due to a lower effective royalty rate in a renewed license agreement with one of our significant licensees as compared to the previous license agreement.

Gross Profit and Margins.

	FY 2011	Percent Change	FY 2010	Percent Change	FY 2009
	(In millions, except percentages)
Product gross profit	$2,064.6	9%	$1,898.2	118%	$872.1
Product gross margins (as a percent of product revenue)	39.0%		42.5%		27.6%
Total gross margins (as a percent of total revenue)	43.1%		46.9%		36.0%

Product gross margins decreased in fiscal year 2011, compared to fiscal year 2010, due primarily to average selling price reductions exceeding cost reductions. Costs per gigabyte decreased over the prior year by 31%, primarily due to wafer production transitioning from 32-nanometer to 24-nanometer. This cost reduction includes the negative impact of the appreciation of the Japanese yen to the U.S. dollar for wafer purchases denominated in Japanese yen, increased sale of products incorporating non-captive flash memory, startup costs incurred by Flash Forward, a ($25) million charge related to both a power outage in early March 2011 and an earthquake on March 11, 2011, that affected Flash Ventures, and an increase in amortization of acquisition-related intangible assets related to our acquisition of Pliant.

Product gross margins increased in fiscal year 2010, compared to fiscal year 2009, due primarily to cost reductions exceeding average selling price reductions. The decrease in product cost is primarily due to wafer production transitioning from 43-nanometer to 32-nanometer technology, increased usage of X3 technology, and production at Flash Partners and Flash Alliance running at full utilization in fiscal year 2010 compared to less than full utilization in the first half of fiscal year 2009. While cost reductions exceeded average selling price reductions in fiscal year 2010, the rate of cost decline of our memory products was less in fiscal year 2010 than fiscal year 2009 in part due to the appreciation of the Japanese yen, which resulted in an increase in our foreign-denominated costs. Furthermore, the increase in product gross margin was partially offset by an ($18) million charge related to a power outage experienced at Fab 3 and Fab 4 in the fourth quarter of fiscal year 2010.

Research and Development.

	FY 2011	Percent Change	FY 2010	Percent Change	FY 2009
	(In millions, except percentages)
Research and development	$547.4	30%	$422.6	10%	$384.2
Percent of revenue	9.7%		8.7%		10.8%

Our fiscal year 2011 research and development expense increased from fiscal year 2010 primarily due to higher third-party engineering costs of $69 million, employee-related costs of $39 million related to increased headcount and compensation expense, and technology license amortization expense of $17 million.

Our fiscal year 2010 research and development expense increased from fiscal year 2009 primarily due to higher third-party engineering costs of $23 million and employee-related costs of $14 million related to increased headcount and compensation expense.

Sales and Marketing.

	FY 2011	Percent Change	FY 2010	Percent Change	FY 2009
	(In millions, except percentages)
Sales and marketing	$199.4	(5%)	$209.8	1%	$208.5
Percent of revenue	3.5%		4.4%		5.8%

Our fiscal year 2011 sales and marketing expense decreased from fiscal year 2010 primarily due to lower promotional and marketing costs in our retail channels.

Our fiscal year 2010 sales and marketing expense did not change significantly in total or by expense category from fiscal year 2009.

General and Administrative.

	FY 2011	Percent Change	FY 2010	Percent Change	FY 2009
	(In millions, except percentages)
General and administrative	$157.8	(5%)	$166.5	(3%)	$171.4
Percent of revenue	2.8%		3.5%		4.8%

Our fiscal year 2011 general and administrative expense decreased from fiscal year 2010 primarily due to lower employee costs of ($21) million related to the modification of stock awards and benefits pursuant to the retirement agreement of our former Chief Executive Officer in fiscal year 2010 that did not recur in fiscal year 2011, offset by higher legal costs of $8 million.

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

Amortization of Acquisition-Related Intangible Assets.

	FY 2011	Percent Change	FY 2010	Percent Change	FY 2009
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$4.4	175%	$1.6	33%	$1.2
Percent of revenue	0.1%		0.0%		0.0%

Amortization of acquisition-related intangible assets in fiscal year 2011, compared to fiscal year 2010, was higher due to increased amortization of intangible assets from the Pliant acquisition, which was completed in May 2011. Amortization of acquisition-related intangible assets associated with the Pliant acquisition will continue to be amortized through the first quarter of fiscal year 2016, while the intangible assets acquired from our January 2006 acquisition of Matrix Technology, Inc., or Matrix, will be fully amortized at the end of the first quarter of fiscal year 2012.

As part of the Pliant purchase agreement, $36.2 million related to the next generation of enterprise storage products was allocated to acquired in-process technology because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. The net cash flows from the project were based on estimates of revenues, costs of revenues, operating expenses and income taxes. The estimated net revenues and gross margins were based on our projections of the project and were in line with industry averages. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense level and general industry metrics. The project is expected to be completed by the second quarter of fiscal year 2013, at which point, amortization of the $36.2 million in-process research and development intangible will begin. As of January 1, 2012, it was estimated that these in-process projects would be completed at a total remaining cost of approximately $33 million, which includes incremental non-recurring engineering costs and customer qualification costs. The project is dependent on general development and project milestones, which if not met, may result in higher costs, or if not successful, could result in an impairment of the acquired in-process technology intangible.

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

Other Income (Expense), net.

	FY 2011	Percent Change	FY 2010	Percent Change	FY 2009
	(In millions, except percentages)
Interest income	$60.4	13%	$53.4	(16%)	$63.3
Interest expense	(123.3)	37%	(90.0)	30%	(69.4)
Other income (expense), net	9.6	(70%)	32.4	441%	(9.5)
Total other income (expense), net	$(53.3)	1,169%	$(4.2)	73%	$(15.6)

Our fiscal year 2011 “Total other income (expense), net” was a higher net expense compared to fiscal year 2010 primarily due to a full year of interest expense related to the issuance of the 1.5% Notes due 2017 in August 2010. “Other income (expense), net” for fiscal year 2011 primarily included a net gain on sale of equity securities of $19 million, offset by the expense of ($11) million incurred from the change in fair value of the liability component of the repurchased portion of the 1% Notes due 2013. “Other income (expense), net” for fiscal year 2010 was primarily comprised of a non-recurring gain of $13 million related to the sale of the net assets of our SIM business and a gain on sales of equity securities of $16 million.

Our fiscal year 2010 “Total other income (expense), net” was a lower net expense compared to fiscal year 2009 primarily due to non-recurring gains on the sale of assets and investments reflected in “Other income (expense), net,” offset by increased interest expense related to the issuance of the 1.5% Notes due 2017 in August 2010 and lower interest income due to lower interest rates earned on our cash investments. “Other income (expense), net” in fiscal year 2010 included a gain of $13 million related to the sale of the net assets of our mobile phone SIM card business and the sale of certain public equity securities. “Other income (expense), net” was a net expense for fiscal year 2009 due to bank charges and fees of ($11) million related to the restructuring of Flash Ventures’ master equipment leases and impairment of our equity investment in FlashVision of ($8) million.

Provision for Income Taxes.

	FY 2011	Percent Change	FY 2010	Percent Change	FY 2009
	(In millions, except percentages)
Provision for income taxes	$489.8	211%	$157.3	78%	$88.5
Effective income tax rates	33.2%		10.8%		17.6%

Our fiscal year 2011 provision for income taxes differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, tax-exempt interest income and benefit from federal and California research and development credits. Earnings and taxes resulting from foreign operations are largely attributable to our Irish, Chinese, Israeli and Japanese entities.

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

In October 2009, the I.R.S. commenced an examination of our federal income tax returns for fiscal years 2005 through 2008. It is not certain that a complete resolution of this examination will occur within the next twelve months. In addition, we are currently under audit by various state and international tax authorities. We cannot reasonably estimate that the outcome of these examinations will not have a material effect on our financial position, results of operations or liquidity.

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In millions except per share amounts)
Net income	$987.0	$1,300.1	$415.3
Share-based compensation	63.1	77.6	95.6
Amortization of acquisition-related intangible assets	44.2	14.2	13.7
Convertible debt interest	111.4	68.9	54.4
Income tax adjustments	(67.7)	(360.5)	(151.8)
Non-GAAP net income	$1,138.0	$1,100.3	$427.2

Diluted net income per share:	$4.04	$5.44	$1.79
Share-based compensation	0.26	0.32	0.41
Amortization of acquisition-related intangible assets	0.18	0.06	0.06
Convertible debt interest	0.45	0.29	0.23
Income tax adjustments	(0.28)	(1.51)	(0.65)
Non-GAAP diluted net income per share:	$4.65	$4.60	$1.84

Shares used in computing diluted net income per share (in thousands):
GAAP	244,553	238,901	231,959
Non-GAAP	244,568	239,042	232,300

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

We exclude the following items from our non-GAAP measures:

Share-based Compensation Expense.  These expenses consist primarily of expenses for employee stock options, employee restricted stock units and our employee stock purchase plan.  Although share-based compensation is an important aspect of the compensation of our employees and executives, we exclude share-based compensation expenses from our non-GAAP measures primarily because they are non-cash expenses that we do not believe are reflective of ongoing operating results.  Further, we believe that it is useful to exclude share-based compensation expense for investors to better understand the long-term performance of our core business and to facilitate comparison of our results to those of our peer companies.

Amortization of Acquisition-related Intangible Assets.  We incur amortization of intangible assets in connection with acquisitions.  Since we do not acquire businesses on a predictable cycle, we exclude these items in order to present a consistent basis for comparison across accounting periods.

Convertible Debt Interest. This is the non-cash economic interest expense relating to the implied value of the equity conversion component of the convertible debt and the change in fair value of the liability component of the convertible debt due to the repurchase of a portion of the 1% Notes due 2013. The value of the equity conversion component is treated as a debt discount and amortized to interest expense over the life of the notes using the effective interest rate method. We exclude this non-cash interest expense as it does not represent the semi-annual cash interest payments made to our note holders. We also exclude the change in fair value of the liability component upon the convertible debt repurchase as it does not represent a cash expense.

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

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	FY 2011	Percent Change	FY 2010	Percent Change	FY 2009
	(In millions, except percentages)
Net cash provided by operating activities	$1,053.7	(27%)	$1,451.9	198%	$487.8
Net cash used in investing activities	(667.0)	75%	(2,714.6)	(624%)	(374.8)
Net cash provided by (used in) financing activities	(47.1)	(105%)	985.2	4,614%	20.9
Effect of changes in foreign currency exchange rates on cash	(1.3)	(121%)	6.3	43%	4.4
Net increase (decrease) in cash and cash equivalents	$338.3	225%	$(271.2)	(296%)	$138.3

Operating Activities. Cash provided by operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities. The decrease in cash provided by operations in fiscal year 2011 compared to fiscal year 2010 resulted primarily from higher inventory and other working capital increases. Inventory increased primarily due to the growth in our business and the production ramp at Flash Forward, which began production in the third quarter of fiscal year 2011. Cash flow from accounts receivable decreased, as reflected by higher accounts receivable levels in fiscal year 2011 compared with the prior year, due to increased revenue in fiscal year 2011. Cash flow from other assets decreased compared to the prior year primarily due to a decrease in tax-related receivables compared to the prior year and a prepayment to Flash Forward. Accounts payable trade increased primarily due to the timing of payments and an increase in volume as compared to the prior year, resulting in an increase in cash provided. Cash flow from other liabilities in fiscal year 2011 decreased as compared to the prior year primarily as a result of lower accrued payroll and related expenses.

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

Investing Activities. Net cash used in investing activities for fiscal year 2011 was primarily related to the Pliant acquisition of ($318) million, acquisition of property and equipment of ($193) million, purchases of technology and other assets of ($100) million and net loans and investments made to Flash Ventures of ($66) million.

In fiscal year 2010, net cash used in investing activities was primarily related to a net purchase of short and long-term marketable securities of ($2.6) billion and the acquisition of property and equipment of ($108) million, offset by net loans and investments made to Flash Ventures of ($0.1) million and $18 million related to the sale of the net assets of our SIM business.

Financing Activities. Net cash used in financing activities for fiscal year 2011, as compared to cash provided by financing activities in fiscal year 2010, was primarily due to proceeds from the issuance of our 1.5% Notes due 2017 and related warrants and convertible bond hedge in August 2010, the repurchase of a portion of our 1% Notes due 2013 in the third quarter of fiscal year 2011 and lower cash from employee stock programs in fiscal year 2011.

The fiscal year 2010 net cash provided by financing activities was primarily due to the net proceeds from the issuance of our 1.5% Notes due 2017 and related warrants and convertible bond hedge in August 2010 of $878 million, higher cash received from employee stock programs and the excess tax benefit from share-based compensation, offset by the redemption of our 1% Convertible Notes due 2035 of ($75) million in the first quarter of fiscal year 2010.

Liquid Assets. At January 1, 2012, we had cash, cash equivalents and short-term marketable securities of $2.85 billion. We have $2.77 billion of long-term marketable securities which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining maturity of each marketable security being greater than one year.

Short-Term Liquidity. As of January 1, 2012, our working capital balance was $3.26 billion. During fiscal year 2012, we expect our portion of capital investments in Flash Ventures plus our investment in non-fab property, plant and equipment to be between $1.1 billion and $1.6 billion, of which we expect approximately $400 million to $500 million will be funded through our cash, which includes providing loans and investments to the Flash Ventures. The remaining portion will be funded through the working capital of Flash Ventures and equipment leases of Flash Ventures.

Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business. We have completed an acquisition in February 2012 and we may also make equity investments in other companies, engage in additional merger or acquisition transactions, or purchase or license technologies. These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts, could prevent us from funding Flash Ventures, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, engaging in investments in or acquisitions of companies, growing our business, responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements. The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from S&P or Moody’s, or a minimum corporate rating of BB+ from R&I. As of January 1, 2012, Flash Ventures was in compliance with all of its master lease covenants. As of January 1, 2012, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold for R&I; and our S&P credit rating was BB, one notch above the required minimum corporate rating threshold for S&P.

If our shareholders’ equity falls below $1.51 billion, or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under certain master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $731.7 million outstanding lease obligations covered by our guarantees under such Flash Ventures master lease agreements, based upon the exchange rate at January 1, 2012, which would negatively impact our short-term liquidity.

As of January 1, 2012, the amount of cash and cash equivalents and short and long-term marketable securities held by foreign subsidiaries was $649 million. We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. As of January 1, 2012, no provision had been made for U.S. income taxes or foreign withholding taxes on $362 million of undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S. We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

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

Financing Arrangements. At January 1, 2012, we had $928.1 million aggregate principal amount of 1% Notes due 2013 outstanding and $1.0 billion aggregate principal amount of 1.5% Notes due 2017 outstanding. In the year ended January 1, 2012, we repurchased $221.9 million principal amount of the 1% Notes due 2013 in private transactions with a limited number of bondholders for $211.1 million in cash. See Note 7, “Financing Arrangements,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8 of this report.

Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share. As of January 1, 2012, the warrants had an expected life of approximately 1.6 years and expire on 20 different dates from August 23, 2013 through September 20, 2013. At expiration, we may, at our option, elect to settle the warrants on a net share basis. In addition, concurrent with the issuance of the 1% Notes due 2013, we entered into a convertible bond hedge in which counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share. During fiscal year 2011, concurrent with the repurchase of a portion of the outstanding 1% Notes due 2013, we unwound a pro-rata portion of the convertible bond hedge and warrants and received net proceeds of $0.3 million from this unwinding, which was recorded in equity. We may now purchase up to 11.3 million shares of our common stock at a conversion price of $82.36 per share. As of January 1, 2012, none of the remaining warrants had been exercised nor had we purchased any shares under the remaining convertible bond hedge. The convertible bond hedge will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes due 2013.

Concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire shares of our common stock at an exercise price of $73.33 per share. As of January 1, 2012, the warrants had an expected life of approximately 6.0 years and expire on 40 different dates from November 13, 2017 through January 10, 2018. At each expiration date, we may, at our option, elect to settle the warrants on a net share basis. As of January 1, 2012, the warrants had not been exercised and remained outstanding. In addition, concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a conversion price of $52.37 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remains outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017. As of January 1, 2012, we had not purchased any shares under this convertible bond hedge agreement.

Ventures with Toshiba. We are a 49.9% owner in each entity within Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at its Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by these ventures. This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba. Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply or pay for 50% of the fixed costs of Flash Ventures. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers.

In the second quarter of fiscal year 2011, the Phase 1 building shell construction of Fab 5 was completed and initial NAND production began at Flash Forward. As of January 2012, Phase 1 of Fab 5 was approximately 30% equipped and we have invested in 50% of that capacity. No commitment has yet been made for further Phase 1 capacity expansion; however, we are periodically reviewing the timeline of further Phase 1 capacity expansion.  Furthermore, no timelines have been finalized for the construction of Phase 2. If and when Phase 2 is built, we are committed to 50% of the initial ramp in Phase 2, similar to that in Phase 1. On completion of Phase 2, Fab 5 is expected to be of similar size and capacity to Toshiba’s Fab 4. We and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each party’s proportionate level of equipment funding. See Note 12, “Commitments, Contingencies and Guarantees,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8 of this report.

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

In fiscal year 2011, we made a $62 million prepayment for Flash Forward building-related costs. As of January 1, 2012, $50 million was remaining, of which $21 million was classified as Other current assets and $29 million was classified as Other non-current assets.

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into from March 2007 through November 2011 and refinanced master lease agreements entered into from April 2010 through November 2011. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantee as of January 1, 2012 was 56.5 billion Japanese yen, or approximately $732 million based upon the exchange rate at January 1, 2012.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for the ventures in order to convert to new process technologies or add wafer capacity. Flash Partners has previously reached full wafer capacity. Flash Alliance reached full wafer capacity in the first quarter of fiscal year 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at January 1, 2012, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 12, “Commitments, Contingencies and Guarantees,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8 of this report.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is to the Japanese yen in which we purchase the vast majority of our NAND flash wafers. In addition, we also have significant costs denominated in the Chinese yuan and the Israeli new shekel, and we have revenue denominated in the European euro, the British pound and the Canadian dollar. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward and cross currency swap contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. We use foreign currency forward contracts and options to partially hedge our future Japanese yen costs for NAND flash wafers. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated other comprehensive income, or OCI, and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized. These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. See Note 4, “Derivatives and Hedging Activities,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8 of this report.

For a discussion of foreign operating risks and foreign currency risks, see Part I, Item 1A, “Risk Factors.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of January 1, 2012, a hypothetical 50 basis point increase in interest rates would result in an approximate $30.5 million decline (less than 0.68%) of the fair value of our available-for-sale debt securities.

Foreign Currency Risk. The majority of our revenues are transacted in the U.S. dollar, with some revenues transacted in the European euro, the British pound, the Japanese yen and the Canadian dollar. Our flash memory costs, which represent the largest portion of our cost of product revenues, are denominated in the Japanese yen. We also have some cost of product revenues denominated in the Chinese yuan. The majority of our operating expenses are denominated in the U.S. dollar; however, we have expenses denominated in the Israeli new shekel and numerous other currencies. On the balance sheet, we have numerous foreign currency denominated monetary assets and liabilities; with the largest monetary exposure being our notes receivable from Flash Ventures which are denominated in Japanese yen.

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

We use foreign currency forward contracts to partially hedge future Japanese yen flash memory costs. These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated OCI and subsequently recognized in cost of product revenues in the same period the hedged cost of product revenues is recognized.

At January 1, 2012, we had foreign currency forward contracts and cross currency swap contracts in place that amounted to a purchase in U.S. dollar equivalent of approximately $155.2 million in foreign currencies to hedge our foreign currency denominated monetary net liability position over the next twelve months. At January 1, 2012, we had foreign currency forward contracts and cross currency swap contracts in place that amounted to a sale in U.S. dollar equivalent of approximately ($213.8) million in foreign currencies to hedge our foreign currency denominated monetary net asset position beyond the next twelve months. The notional amount and unrealized gain or loss of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of January 1, 2012 is shown in the table below. In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of January 1, 2012	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges:
Cross currency swap contracts sold	$(390.0)	$(40.6)	$(41.9)
Cross currency swap contracts purchased	168.4	1.3	18.6
Forward contracts sold	(177.7)	1.6	(18.8)
Forward contracts purchased	340.7	1.3	37.4
Total net outstanding contracts	$(58.6)	$(36.4)	$(4.7)

At January 1, 2012, we had foreign currency forward in place that amounted to a net purchase in U.S. dollar equivalent of approximately $1.3 billion to partially hedge our expected future wafer purchases in Japanese yen. The maturities of these contracts were 12 months or less. The notional amount and fair value of our outstanding forward contracts that are designated as cash flow hedges as of January 1, 2012 is shown in the table below. In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Fair Value as of January 1, 2012	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Cash flow hedges:
Forward contracts purchased	$1,335.1	$11.6	$(119.2)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. The S&P downgrade of U.S. long-term sovereign credit rating and the risk of additional future downgrades or related downgrades by any recognized credit rating agency could reduce the investment choices for our cash and marketable securities portfolio, which could negatively impact our non-operating results. We do not have direct ownership of European sovereign debt in our investment portfolio.  Sales to Europe accounted for approximately 12% of our total revenues in fiscal year 2011, and any significant uncertainties in the European financial markets could impact our revenues and financial condition.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at January 1, 2012. Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of January 1, 2012. Based on their evaluation as of January 1, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of financial records. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The framework upon which management relied in evaluating the effectiveness of our internal control over financial reporting was set forth in Internal Controls - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 1, 2012.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended January 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under “Business-Executive Officers” in this report and under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

We have adopted a code of ethics that applies to our Principal Executive Officer and Principal Financial Officer. This code of ethics, which consists of the “SanDisk Code of Ethics for Financial Executives” section of our code of ethics, that applies to employees generally, is posted on our website at “www.sandisk.com/about-sandisk/corporate-social-responsibility/corporate-responsibility/labor-and-ethics.” From this webpage, click on “SanDisk Worldwide Code of Business Conduct and Ethics.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting the required information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under “Director Compensation Table ‑ Fiscal 2011,” “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis,” “Summary Compensation Table ‑ Fiscal 2009-2011,” “Outstanding Equity Awards at Fiscal 2011 Year-End” and “Option Exercises and Stock Vested in Fiscal 2011” in our Proxy Statement for our 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under “Compensation Committee Interlocks and Insider Participation,” “Certain Transactions and Relationships,” and under “Election of Directors” in our Proxy Statement for our 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” and “Audit Committee Report” in our Proxy Statement for our 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

The information required by this item is set forth on the exhibit index which follows the signature pages of this report.

SANDISK CORPORATION

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited the accompanying Consolidated Balance Sheets of SanDisk Corporation as of January 1, 2012 and January 2, 2011, and the related Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for each of the three years in the period ended January 1, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at January 1, 2012 and January 2, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SanDisk Corporation’s internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 23, 2012

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited SanDisk Corporation’s internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SanDisk Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SanDisk Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of SanDisk Corporation as of January 1, 2012 and January 2, 2011, and the related Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for each of the three years in the period ended January 1, 2012 and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 23, 2012

SANDISK CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 1, 2012	January 2, 2011
	(In thousands, except for share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,167,496	$829,149
Short-term marketable securities	1,681,492	2,018,565
Accounts receivable from product revenues, net	521,763	367,784
Inventory	678,382	509,585
Deferred taxes	100,409	104,582
Other current assets	206,419	203,027
Total current assets	4,355,961	4,032,692
Long-term marketable securities	2,766,263	2,494,972
Property and equipment, net	344,897	266,721
Notes receivable and investments in Flash Ventures	1,943,295	1,733,491
Deferred taxes	199,027	149,486
Goodwill	154,899	—
Intangible assets, net	287,691	37,404
Other non-current assets	122,615	61,944
Total assets	$10,174,648	$8,776,710

LIABILITIES
Current liabilities:
Accounts payable trade	$258,583	$173,259
Accounts payable to related parties	276,275	241,744
Other current accrued liabilities	337,517	284,709
Deferred income on shipments to distributors and retailers and deferred revenue	220,999	260,395
Total current liabilities	1,093,374	960,107
Convertible long-term debt	1,604,911	1,711,032
Non-current liabilities	415,524	326,176
Total liabilities	3,113,809	2,997,315

Commitments and contingencies (see Note 12)

EQUITY
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 4,000,000, Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 800,000,000; Issued and outstanding: 242,552,005 in fiscal year 2011 and 236,501,736 in fiscal year 2010	243	237
Capital in excess of par value	4,934,565	4,709,506
Retained earnings	1,796,849	812,653
Accumulated other comprehensive income	332,701	260,228
Total stockholders’ equity	7,064,358	5,782,624
Non-controlling interests	(3,519)	(3,229)
Total equity	7,060,839	5,779,395
Total liabilities and equity	$10,174,648	$8,776,710
The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands, except per share amounts)
Revenues
Product	$5,287,555	$4,462,930	$3,154,314
License and royalty	374,590	363,877	412,492
Total revenues	5,662,145	4,826,807	3,566,806
Cost of product revenues	3,183,257	2,552,188	2,269,651
Amortization of acquisition-related intangible assets	39,742	12,529	12,529
Total cost of product revenues	3,222,999	2,564,717	2,282,180
Gross profit	2,439,146	2,262,090	1,284,626
Operating expenses
Research and development	547,373	422,562	384,158
Sales and marketing	199,422	209,797	208,514
General and administrative	157,766	166,485	171,359
Amortization of acquisition-related intangible assets	4,485	1,672	1,167
Restructuring and other	—	—	38
Total operating expenses	909,046	800,516	765,236
Operating income	1,530,100	1,461,574	519,390
Interest income	60,412	53,361	63,273
Gain (loss) in investments	21,540	31,612	(1,646)
Interest (expense) and other income (expense), net	(135,298)	(89,114)	(77,216)
Total other income (expense), net	(53,346)	(4,141)	(15,589)
Income before income taxes	1,476,754	1,457,433	503,801
Provision for income taxes	489,764	157,291	88,491
Net income	$986,990	$1,300,142	$415,310

Net income per share:
Basic	$4.12	$5.59	$1.83
Diluted	$4.04	$5.44	$1.79
Shares used in computing net income per share:
Basic	239,484	232,531	227,435
Diluted	244,553	238,901	231,959

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Net income	$986,990	$1,300,142	$415,310

Other comprehensive income, before tax:
Unrealized holding gain on marketable securities	31,235	4,412	62,223
Reclassification adjustment for realized gain on marketable securities included in net income	(34,549)	(20,400)	(13,636)
	(3,314)	(15,988)	48,587

Foreign currency translation adjustments	79,848	151,662	(8,404)
Reclassification adjustment for realized (gain) loss on foreign currency translation adjustments included in net income	—	2,149	(1,104)
	79,848	153,811	(9,508)

Unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	30,200	20,240	(42,019)
Reclassification adjustment for realized gain on derivatives qualifying as cash flow hedges included in net income	(18,100)	(14,646)	(60,810)
	12,100	5,594	(102,829)

Total other comprehensive income (loss), before tax	88,634	143,417	(63,750)
Income tax expense (benefit) related to items of other comprehensive income	16,161	11,902	(3,486)
Total other comprehensive income (loss), net of tax	72,473	131,515	(60,264)

Comprehensive income	$1,059,463	$1,431,657	$355,046

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	(In thousands)
Balance at December 28, 2008	226,128	$226	$4,154,166	$(902,799)	$188,977	$3,440,570	$151	$3,440,721
Net income	—	—	—	415,310	—	415,310	—	415,310
Other comprehensive income, net	—	—	—	—	(60,264)	(60,264)	—	(60,264)
Loss on non-controlling interest	—	—	—	—	—	—	(2,040)	(2,040)
Issuance of shares pursuant to equity plans	1,370	2	9,712	—	—	9,714	—	9,714
Issuance of stock pursuant to employee stock purchase plan	1,159	1	11,163	—	—	11,164	—	11,164
Share-based compensation expense	—	—	93,804	—	—	93,804	—	93,804
Balance at January 3, 2010	228,657	229	4,268,845	(487,489)	128,713	3,910,298	(1,889)	3,908,409
Net income	—	—	—	1,300,142	—	1,300,142	—	1,300,142
Other comprehensive income, net	—	—	—	—	131,515	131,515	—	131,515
Loss on non-controlling interest	—	—	—	—	—	—	(1,340)	(1,340)
Issuance of shares pursuant to equity plans	6,879	7	134,191	—	—	134,198	—	134,198
Issuance of stock pursuant to employee stock purchase plan	966	1	18,644	—	—	18,645	—	18,645
Share-based compensation expense	—	—	75,682	—	—	75,682	—	75,682
Income tax benefit from stock options exercised	—	—	26,810	—	—	26,810	—	26,810
Equity value of debt issuance	—	—	288,460	—	—	288,460	—	288,460
Purchased convertible bond hedge, net	—	—	(291,226)	—	—	(291,226)	—	(291,226)
Sold warrants	—	—	188,100	—	—	188,100	—	188,100
Balance at January 2, 2011	236,502	237	4,709,506	812,653	260,228	5,782,624	(3,229)	5,779,395
Net income	—	—	—	986,990	—	986,990	—	986,990
Other comprehensive income, net	—	—	—	—	72,473	72,473	—	72,473
Loss on non-controlling interest	—	—	—	—	—	—	(290)	(290)
Issuance of shares pursuant to equity plans	5,519	6	122,391	—	—	122,397	—	122,397
Issuance of stock pursuant to employee stock purchase plan	613	—	20,743	—	—	20,743	—	20,743
Share-based compensation expense	—	—	64,496	—	—	64,496	—	64,496
Income tax benefit from stock options exercised	—	—	20,517	—	—	20,517	—	20,517
Convertible debt redemption	—	—	(1,844)	—	—	(1,844)	—	(1,844)
Share repurchases	(82)	—	(1,244)	(2,794)	—	(4,038)	—	(4,038)
Balance at January 1, 2012	242,552	$243	$4,934,565	$1,796,849	$332,701	$7,064,358	$(3,519)	$7,060,839

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$986,990	$1,300,142	$415,310
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred and other taxes	(74,829)	(172,327)	(12,884)
Depreciation	114,984	132,818	152,606
Amortization	161,930	93,961	78,090
Provision for doubtful accounts	(1,476)	(2,575)	(719)
Share-based compensation expense	63,110	77,590	95,560
Excess tax benefit from share-based compensation	(24,895)	(29,626)	—
Impairments, restructuring and other	(49,438)	(41,505)	4,293
Other non-operating	86,660	41,054	(2,757)
Changes in operating assets and liabilities:
Accounts receivable from product revenues	(146,726)	(132,479)	(111,597)
Inventory	(158,534)	84,314	(13,485)
Other assets	(112,577)	(127,629)	324,981
Accounts payable trade	73,711	38,957	(106,634)
Accounts payable to related parties	34,531	59,653	(187,915)
Other liabilities	100,331	129,544	(146,995)
Total adjustments	66,782	151,750	72,544
Net cash provided by operating activities	1,053,772	1,451,892	487,854

Cash flows from investing activities:
Purchases of short and long-term marketable securities	(3,473,915)	(5,803,438)	(1,668,978)
Proceeds from sales of short and long-term marketable securities	2,849,232	2,771,840	1,137,734
Proceeds from maturities of short and long-term marketable securities	634,390	407,001	205,874
Acquisition of property and equipment	(192,876)	(108,142)	(59,733)
Investment in Flash Ventures	(83,316)	—	—
Distribution from FlashVision Ltd.	—	122	12,713
Notes receivable proceeds from Flash Ventures	416,388	59,664	387,278
Notes receivable issuances to Flash Ventures	(399,281)	(59,880)	(377,923)
Purchased technology and other assets	(100,000)	473	(11,790)
Proceeds from sale of assets	—	17,767	—
Acquisition of Pliant Technology, Inc., net of cash acquired	(317,649)	—	—
Net cash used in investing activities	(667,027)	(2,714,593)	(374,825)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	982,500	—
Proceeds from sale (purchase) of convertible bond hedge	1,494	(292,900)	—
Proceeds from sale (purchase) of warrants	(1,158)	188,100	—
Repayment of debt financing	(211,441)	(75,000)	—
Proceeds from employee stock programs	143,140	152,843	20,878
Excess tax benefit from share-based compensation	24,895	29,626	—
Share repurchase program	(4,039)	—	—
Net cash provided by (used in) financing activities	(47,109)	985,169	20,878
Effect of changes in foreign currency exchange rates on cash	(1,289)	6,317	4,396
Net increase (decrease) in cash and cash equivalents	338,347	(271,215)	138,303
Cash and cash equivalents at beginning of the year	829,149	1,100,364	962,061
Cash and cash equivalents at end of the year	$1,167,496	$829,149	$1,100,364

Supplemental disclosure of cash flow information:
Cash refunded (paid) for income taxes	$(374,460)	$(338,328)	$123,977
Cash paid for interest expense	$(26,479)	$(12,323)	$(13,001)
The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations. SanDisk Corporation (together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. The Company designs, develops, markets and manufactures flash storage card products used in a wide variety of consumer electronics products. The Company operates in one segment, flash memory storage products.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal year 2009 consisted of 53 weeks, with the additional week included in the Company’s fourth quarter. Fiscal years 2011 and 2010 each consisted of 52 weeks. Certain prior period amounts have been reclassified in the footnotes to conform to the current period presentation, including line items within income tax (benefit) expense allocated to accumulated other comprehensive income in Note 5, “Balance Sheet Information,” total interest cost recognized in Note 7, “Financing Arrangements” and the percentage of revenue for the Company’s top ten customers in Note 8, “Concentrations of Risk and Segment Information.” For accounting and disclosure purposes, the exchange rate at January 1, 2012 and January 2, 2011 of 77.17 and 81.23, respectively, was used to convert Japanese yen to United States (“U.S.”) dollars for each respective fiscal year-end. Throughout the Notes to Consolidated Financial Statements, unless otherwise indicated, the reference to Net income refers to Net income attributable to common stockholders.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, intellectual property claims, product returns, allowance for doubtful accounts, inventories and inventory reserves, valuation and impairments of marketable securities and investments, impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructuring, contingencies, share-based compensation and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

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

For multiple element arrangements and revenue arrangements that include software elements, the Company allocates revenue to each element based on its relative selling price in accordance with the Company’s normal pricing and discounting practices for the specific product or maintenance when sold separately for all multiple element products. In addition, the Company analyzes whether tangible products containing software and non-software components that function together should be excluded from industry-specific software revenue recognition guidance. Multiple element arrangements and arrangements that include software have been immaterial to the Company’s revenue and operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates the collectability of its accounts receivable based on a combination of factors, including but not limited to, customer credit ratings and historical experience. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings or substantial downgrading of credit ratings), the Company provides allowance for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected.

Income Taxes. The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements, but have not been reflected in the Company’s taxable income. The Company must evaluate the expected realization of its deferred tax assets and determine whether a valuation allowance needs to be established or released. In determining the need for and amount of a valuation allowance, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. A valuation allowance is established to the extent that the Company does not believe it is “more likely than not” that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes the tax benefit from an uncertain tax position only if it is “more likely than not” the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Foreign Currency. The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income as a non-operating item in each period. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the historical rate. The Company continuously evaluates its foreign currency exposures and may continue to enter into hedges or other risk mitigating arrangements in the future. Aggregate gross foreign currency transaction gain (loss) prior to consideration of the offsetting hedges recorded to net income (loss) was $18.8 million, $41.9 million and ($90.0) million in fiscal years 2011, 2010 and 2009, respectively.

Cash Equivalents, Short and Long-Term Marketable Securities. Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Marketable securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term marketable securities. Marketable securities with remaining maturities greater than one year as of the balance sheet date are classified as long-term marketable securities. Short and long-term fixed income investments consist of commercial paper, U.S. treasuries, government agency and government-sponsored agency obligations, corporate/municipal notes and bonds, and variable rate demand notes. Both short and long-term marketable securities also include investments in certain equity securities. The fair market value of cash equivalents, and short and long-term marketable securities at January 1, 2012 approximated their carrying value. Cost of securities sold is based on specific identification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining if and when a decline in market value below cost of these investments is other-than-temporary, the Company evaluates both quantitative and qualitative information including the market conditions, offering prices, trends of earnings, price multiples and other key measures. For equity securities, when such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline. For debt securities, only the decline attributable to deteriorating credit of an other-than-temporary impairment is taken to the Consolidated Statement of Operations, unless the Company intends, or “more likely than not” will be forced, to sell the security.

Property and Equipment. Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from two to twenty-five years, or the remaining lease term, whichever is shorter.

Variable Interest Entities. The Company evaluates its equity method investments to determine whether any investee is a variable interest entity (“VIE”). If the Company concludes that an investee is a VIE, the Company evaluates its expected gains and losses from such investee to determine whether the Company is the primary beneficiary of the investee. If the Company is the primary beneficiary of a VIE, the Company consolidates such entity and reflects the non-controlling interest of other beneficiaries of that entity. If the Company concludes that an investee is not a VIE, the Company does not consolidate the investee.

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

Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (“OCI”). Investments in public companies with restrictions greater than one year are carried at cost. Investments in public and non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other-than-temporary are reported in Interest (expense) and other income (expense), net or Cost of product revenues in the accompanying Consolidated Statements of Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Lived Assets. Intangible assets with finite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified. The Company assesses the carrying value of long-lived assets, whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors the Company considers important which could result in an impairment review include: (1) significant under-performance relative to the historical or projected future operating results; (2) significant changes in the manner of use of assets; (3) significant negative industry or economic trends; and (4) significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations.

Advertising Expenses. Marketing co-op development programs, where the Company receives, or will receive, an identifiable benefit (e.g., goods or services) in exchange for the amount paid to its customer and the Company can reasonably estimate the fair value of the benefit it receives for the customer incentive payment, are classified, when granted, as a marketing expense. Advertising expenses not meeting this criteria are classified as a reduction to product revenue when the expense is incurred. Advertising expenses recorded as marketing expense were $11.4 million, $4.0 million and $7.0 million in fiscal years 2011, 2010 and 2009, respectively.

Research and Development Expenses. Research and development expenditures are expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Recent Accounting Pronouncements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities was as follows (in thousands):

	January 1, 2012	January 2, 2011
Cash and cash equivalents	$1,167,496	$829,149
Short-term marketable securities	1,681,492	2,018,565
Long-term marketable securities	2,766,263	2,494,972
Total cash, cash equivalents and marketable securities	$5,615,251	$5,342,686

Fair Value of Financial Instruments. For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables below.

The Company categorizes the fair value of its financial assets and liabilities according to the hierarchy established by the FASB, which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are:

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

Instruments that are classified within Level 2 of the fair value hierarchy primarily include government agency securities, asset-backed securities, mortgage-backed securities, commercial paper, U.S. government-sponsored agency securities and corporate/municipal notes and bonds. The Company’s Level 2 securities are primarily valued using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which are obtained from independent pricing vendors, quoted market prices or other sources to determine the ultimate fair value of the Company’s assets and liabilities. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources. In addition, the Company reviews third-party valuation models, independently calculates the fair value of selective financial instruments and assesses the controls at its third-party valuation service providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments (in thousands):

	January 1, 2012				January 2, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$901,500	$—	$—	$901,500	$587,973	$—	$—	$587,973
Fixed income securities	214,431	4,312,929	—	4,527,360	30,803	4,418,034	—	4,448,837
Equity securities	—	—	—	—	90,425	—	—	90,425
Derivative assets	—	21,093	—	21,093	—	19,462	—	19,462
Other	—	4,501	—	4,501	—	4,379	—	4,379
Total financial assets	$1,115,931	$4,338,523	$—	$5,454,454	$709,201	$4,441,875	$—	$5,151,076

Derivative liabilities	$—	$45,835	$—	$45,835	$—	$76,762	$—	$76,762
Total financial liabilities	$—	$45,835	$—	$45,835	$—	$76,762	$—	$76,762

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	January 1, 2012				January 2, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$926,994	$54,111	$—	$981,105	$587,973	$25,725	$—	$613,698
Short-term marketable securities	155,538	1,525,954	—	1,681,492	112,906	1,905,659	—	2,018,565
Long-term marketable securities	33,399	2,732,864	—	2,766,263	8,322	2,486,650	—	2,494,972
Other current assets and other non-current assets	—	25,594	—	25,594	—	23,841	—	23,841
Total assets	$1,115,931	$4,338,523	$—	$5,454,454	$709,201	$4,441,875	$—	$5,151,076

Other current accrued liabilities	$—	$40,045	$—	$40,045	$—	$33,606	$—	$33,606
Non-current liabilities	—	5,790	—	5,790	—	43,156	—	43,156
Total liabilities	$—	$45,835	$—	$45,835	$—	$76,762	$—	$76,762
————

(1)	Cash equivalents exclude cash of $186.4 million and $215.5 million included in Cash and cash equivalents on the Consolidated Balance Sheets as of January 1, 2012 and January 2, 2011, respectively.

As of January 1, 2012 and January 2, 2011, the Company had no financial assets or liabilities categorized as Level 3 and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-Sale Investments. Available-for-sale investments were as follows (in thousands):

	January 1, 2012				January 2, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. Treasury and government agency securities	$219,366	$69	$(4)	$219,431	$36,015	$53	$(33)	$36,035
U.S. government-sponsored agency securities	97,087	10	(26)	97,071	24,336	85	—	24,421
Corporate notes and bonds	780,650	1,707	(3,889)	778,468	401,182	2,689	(196)	403,675
Asset-backed securities	180,828	61	(149)	180,740	10,069	45	(5)	10,109
Mortgage-backed securities	1,137	5	—	1,142	6,500	35	—	6,535
Municipal notes and bonds	3,231,240	20,470	(1,202)	3,250,508	3,972,268	9,435	(13,641)	3,968,062
Total fixed income securities	4,510,308	22,322	(5,270)	4,527,360	4,450,370	12,342	(13,875)	4,448,837
Equity investments	—	—	—	—	68,525	21,900	—	90,425
Total available-for-sale investments	$4,510,308	$22,322	$(5,270)	$4,527,360	$4,518,895	$34,242	$(13,875)	$4,539,262

The fair value and gross unrealized losses on the available-for-sale securities that have been in an unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of January 1, 2012, are summarized in the following table (in thousands). Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and government agency securities	$23,680	$(4)	$—	$—
U.S. government-sponsored agency securities	79,922	(26)	—	—
Corporate notes and bonds	311,254	(3,889)	—	—
Asset-backed securities	122,694	(149)	—	—
Municipal notes and bonds	346,930	(1,152)	21,713	(50)
Total	$884,480	$(5,220)	$21,713	$(50)

The gross unrealized loss related to U.S. Treasury and government agency securities, corporate and municipal notes and bonds and asset-backed securities was primarily due to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at January 1, 2012 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities (in thousands).

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
Gross realized gains	$36,762	$20,867	$13,997
Gross realized losses	(2,213)	(344)	(576)

Fixed income securities by contractual maturity as of January 1, 2012 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$1,758,354	$1,761,097
Due after one year through five years	2,751,954	2,766,263
Total	$4,510,308	$4,527,360

For certain of the Company’s other financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and the fair values, which are based on quoted market prices (in thousands).

	January 1, 2012		January 2, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
1% Sr. Convertible Notes due 2013	$852,146	$914,140	$993,199	$1,118,375
1.5% Sr. Convertible Notes due 2017	752,765	1,177,500	717,833	1,132,500
Total	$1,604,911	$2,091,640	$1,711,032	$2,250,875

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Derivatives and Hedging Activities

The Company uses derivative instruments primarily to manage exposures to foreign currency. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The program is not designated for trading or speculative purposes. The Company’s derivatives expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

The Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Changes in fair value (i.e., gains or losses) of the derivatives are recorded as cost of product revenues or other income (expense), or as accumulated OCI. The Company does not offset or net the fair value amounts of derivative instruments and separately discloses the fair value amounts of the derivative instruments as either assets or liabilities.

Cash Flow Hedges. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated because it is no longer probable of occurring or it is related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income(expense) immediately. As of January 1, 2012, the Company had forward contracts in place to hedge future purchases of approximately 102.6 billion Japanese yen, or approximately $1.3 billion based upon the exchange rate as of January 1, 2012, and the net unrealized gain on the effective portion of these cash flow hedges was $11.6 million. The forward contracts cover a portion of the Company’s future Japanese yen purchases that are expected to occur during fiscal year 2012.

In the fourth quarter of fiscal year 2011, the Company sold certain available-for-sale investments in equity securities. In connection with the sale, the Company settled the cash flow hedge designated to mitigate the equity risk associated with these securities. The Company received net proceeds of $87.0 million and realized a $28.7 million gain, which was offset by the settlement of the cash flow hedge that resulted in a loss of ($9.9) million.

Other Derivatives. Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at January 1, 2012 with realized and unrealized gains and losses included in other income (expense). As of January 1, 2012, the Company had foreign currency forward contracts hedging exposures in European euros, British pounds and Japanese yen. Foreign currency forward contracts were outstanding to buy and (sell) U.S. dollar equivalents of approximately $340.7 million and ($177.7) million in foreign currencies, respectively, based upon the exchange rates at January 1, 2012.

The Company currently has currency swap transactions with various counterparties to exchange Japanese yen for U.S. dollars that require the Company to comply with certain covenants, the strictest of which is to maintain a minimum liquidity of $1.5 billion on or prior to June 24, 2012 and $1.0 billion thereafter. These currency swap transactions have a combined notional amount of ($221.6) million.  Currency swap transactions contracts were outstanding to buy and (sell) U.S. dollar equivalents of approximately $168.4 million and ($390.0) million in foreign currencies, respectively, based upon the exchange rates at January 1, 2012. Liquidity is defined as the sum of the Company’s cash and cash equivalents and short and long-term marketable securities. Should the Company fail to comply with these covenants, the Company may be required to settle the unrealized gain or loss on the foreign exchange contracts prior to the original maturity. The Company was in compliance with these covenants as of January 1, 2012.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivative Contracts. Fair value of derivative contracts as of January 1, 2012 and January 2, 2011 were as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Designated cash flow hedges
Foreign exchange contracts	$14,890	$14,193	$—	$—
	14,890	14,193	—	—
Foreign exchange contracts not designated	6,203	4,389	—	880
Total derivatives	$21,093	$18,582	$—	$880

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Designated cash flow hedges
Foreign exchange contracts	$3,265	$728	$—	$—
Equity market risk contract	—	6,861	—	—
	3,265	7,589	—	—
Foreign exchange contracts not designated	36,780	26,017	5,790	43,156
Total derivatives	$40,045	$33,606	$5,790	$43,156

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges. The impact of the effective portion of designated cash flow derivative contracts on the Company’s results of operations for the years ended January 1, 2012 and January 2, 2011 was as follows (in thousands):

	Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from OCI to the Statements of Operations during the year ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Foreign exchange contracts	$33,224	$27,825	$27,985	$14,646
Equity market risk contract	(3,024)	(7,585)	(9,885)	—

Foreign exchange contracts designated as cash flow hedges relate primarily to wafer purchases in Japanese yen. Gains and losses associated with foreign exchange contracts designated as cash flow hedges are expected to be recorded in cost of product revenues when reclassified out of accumulated OCI. Losses from the equity market risk contract were recorded in other income (expense) when reclassified out of accumulated OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

The following table includes the ineffective portion of designated cash flow derivative contracts and the forward points excluded for the purposes of cash flow hedging designation recognized in other income (expense) for the fiscal years 2011, 2010 and 2009 (in thousands):

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
Foreign exchange contracts	$(5,148)	$(583)	$(1,047)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) for fiscal years 2011, 2010 and 2009 was as follows (in thousands):

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
Gain (loss) on foreign exchange contracts including forward point income	$(14,068)	$(41,095)	$92,291
Gain (loss) from revaluation of foreign currency exposures hedged by foreign exchange contracts	17,479	41,514	(88,342)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Balance Sheet Information

Accounts Receivable from Product Revenues, net. Accounts receivable from product revenues, net, were as follows (in thousands):

	January 1, 2012	January 2, 2011
Trade accounts receivable	$692,702	$621,822
Allowance for doubtful accounts	(5,717)	(8,416)
Price protection, promotions and other activities	(165,222)	(245,622)
Total accounts receivable from product revenues, net	$521,763	$367,784

Allowance for Doubtful Accounts. The activity in the allowance for doubtful accounts was as follows (in thousands):

	January 1, 2012	January 2, 2011	January 3, 2010
Balance, beginning of period	$8,416	$12,348	$13,881
Additions (reductions) charged to costs and expenses	(1,476)	(2,575)	(719)
Deductions/write-offs	(1,223)	(1,357)	(814)
Balance, end of period	$5,717	$8,416	$12,348

Inventory. Inventory was as follows (in thousands):

	January 1, 2012	January 2, 2011
Raw material	$398,308	$314,027
Work-in-process	89,332	48,889
Finished goods	190,742	146,669
Total inventory	$678,382	$509,585

Other Current Assets. Other current assets were as follows (in thousands):

	January 1, 2012	January 2, 2011
Royalty and other receivables	$53,443	$45,075
Other non-trade receivable	26,875	—
Prepaid expenses	17,274	11,025
Tax-related receivables	67,157	128,346
Prepayment to Flash Forward	20,577	—
Other current assets	21,093	18,581
Total other current assets	$206,419	$203,027

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment. Property and equipment were as follows (in thousands):

	January 1, 2012	January 2, 2011
Machinery and equipment	$870,117	$708,358
Software	139,388	128,095
Buildings and building improvements	70,036	58,661
Capital land lease	6,588	6,634
Furniture and fixtures	6,333	6,247
Leasehold improvements	24,068	23,070
Property and equipment, at cost	1,116,530	931,065
Accumulated depreciation and amortization	(771,633)	(664,344)
Property and equipment, net	$344,897	$266,721

Depreciation expense of property and equipment totaled $115.0 million, $132.8 million and $152.6 million in fiscal years 2011, 2010 and 2009, respectively.

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Ventures were as follows (in thousands):

	January 1, 2012	January 2, 2011
Notes receivable, Flash Partners Ltd.	$291,564	$578,604
Notes receivable, Flash Alliance Ltd.	973,176	653,699
Notes receivable, Flash Forward Ltd.	32,396	—
Investment in Flash Partners Ltd.	258,184	238,601
Investment in Flash Alliance Ltd.	368,459	262,587
Investment in Flash Forward Ltd.	19,516	—
Total notes receivable and investments in Flash Ventures	$1,943,295	$1,733,491

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Non-Current Assets. Other non-current assets were as follows (in thousands):

	January 1, 2012	January 2, 2011
Prepaid tax on intercompany transactions	$46,489	$—
Prepayment to Flash Forward	29,396	—
Convertible note issuance costs	12,992	18,091
Deposits	6,375	6,648
Other non-current assets	27,363	37,205
Total other non-current assets	$122,615	$61,944

Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	January 1, 2012	January 2, 2011
Accrued payroll and related expenses	$132,182	$143,260
Derivative contract payables	40,045	33,606
Income taxes payable	61,144	9,751
Other accrued liabilities	104,146	98,092
Total other current accrued liabilities	$337,517	$284,709

Non-current liabilities. Non-current liabilities were as follows (in thousands):

	January 1, 2012	January 2, 2011
Deferred tax liability	$44,262	$37,210
Income tax liabilities	218,994	200,579
Deferred credits on intercompany transactions	67,926	—
Other non-current liabilities	84,342	88,387
Total non-current liabilities	$415,524	$326,176

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Consolidated Balance Sheets and the activity was as follows (in thousands):

	January 1, 2012	January 2, 2011	January 3, 2010
Balance, beginning of period	$24,702	$25,909	$36,469
Additions and adjustments to cost of product revenues	29,444	30,732	23,129
Usage	(27,189)	(31,939)	(33,689)
Balance, end of period	$26,957	$24,702	$25,909

The majority of the Company’s products have a warranty of less than three years, with a small number of products having a warranty ranging up to ten years or more. For 100-year or lifetime warranties, the Company uses the estimated useful life of the product to calculate the warranty exposure. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty liability is affected by customer and consumer returns, product failures, number of units sold and repair or replacement costs incurred. Should actual product failure rates, or repair or replacement costs, differ from the Company’s estimates, increases or decreases to its warranty liability would be required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income. Accumulated other comprehensive income presented in the accompanying Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and hedging activities, net of tax, for all periods presented (in thousands):

	January 1, 2012	January 2, 2011
Accumulated net unrealized gain on:
Available-for-sale investments	$10,849	$17,505
Foreign currency translation	300,788	231,255
Hedging activities	21,064	11,468
Total accumulated other comprehensive income	$332,701	$260,228

The amount of income tax (benefit) expense allocated to unrealized gain on available-for-sale investments, hedging activities and foreign currency translation was as follows (in thousands):

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
Available-for-sale investments	$3,342	$(6,301)	$13,745
Foreign currency translation	10,315	20,979	(5,643)
Hedging activities	2,504	(2,776)	(11,588)
	$16,161	$11,902	$(3,486)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Goodwill and Intangible Assets

Goodwill. Goodwill balances as of January 1, 2012 and January 2, 2011 are presented below (in thousands):

Carrying Amount
Balance as of January 2, 2011	$—
Acquisition of Pliant Technology, Inc.	154,899
Balance as of January 1, 2012	$154,899

Goodwill increased by approximately $154.9 million due to the Company’s acquisition of Pliant Technology, Inc. (“Pliant”) during the second quarter of fiscal year 2011. See Note 15, “Business Acquisition.”

Goodwill is not amortized, but is reviewed and tested for impairment at least annually, on the first day of the Company’s fourth quarter and whenever events or circumstances occur that indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company’s reporting unit level. The Company early adopted the new authoritative guidance issued by the FASB in September 2011 for its fiscal year 2011 annual goodwill impairment test. This new authoritative guidance modifies the two-step goodwill impairment test by allowing companies to assess qualitatively whether it is “more likely than not” that a reporting unit’s carrying amount is greater than its fair value. If it is not “more likely than not” that the fair value of a reporting unit is greater than its fair value, companies are not required to proceed to a two-step impairment test. In performing the analysis, the Company first assessed qualitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events and events affecting the reporting unit, to determine whether the existence of events or circumstances led to a determination that it was “more likely than not” that the fair value of its reporting unit was less than its carrying amount. In addition, the Company also considered the short duration between the goodwill impairment test date and the date of the Company’s acquisition of Pliant. Based on the assessment of the factors above, the Company concluded that it was not “more likely than not” that the fair value of its reporting unit was less than its carrying amount. As a result, the Company did not proceed to the two-step goodwill impairment test and determined that goodwill was not impaired.

Intangible Assets. Intangible asset balances are presented below (in thousands):

	January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$79,800	$(75,349)	$4,451
Developed product technology	172,800	(30,014)	142,786
Trademarks	5,300	(633)	4,667
Customer relationships	12,200	(3,643)	8,557
Covenants not to compete	700	(209)	491
Acquisition-related intangible assets	270,800	(109,848)	160,952
Technology licenses and patents	131,340	(40,801)	90,539
Total intangible assets subject to amortization	402,140	(150,649)	251,491
Acquired in-process research and development	36,200	—	36,200
Total intangible assets	$438,340	$(150,649)	$287,691

	January 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$79,800	$(57,546)	$22,254
Developed product technology	11,400	(8,075)	3,325
Acquisition-related intangible assets	91,200	(65,621)	25,579
Technology licenses and patents	31,340	(19,515)	11,825
Total intangible assets	$122,540	$(85,136)	$37,404

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition-related intangible assets increased in the year ended January 1, 2012 due to the acquisition of Pliant. Acquired in-process research and development relates to the acquisition of Pliant and is accounted for as an indefinite-lived intangible asset. Indefinite-lived intangible assets are reviewed for impairment at least annually until technological feasibility is achieved or development is complete. Upon completion of development, the acquired in-process research and development will be considered an amortizable finite-lived intangible asset. Technology licenses and patents increased in the year ended January 1, 2012 due to a technology license purchased from a third party. Amortization expense of technology licenses and patents is recorded to cost of product revenues or research and development based upon the use of the technology.

Amortization expense of intangible assets totaled $65.5 million, $20.7 million and $20.2 million in fiscal years 2011, 2010 and 2009, respectively.

The annual expected amortization expense of intangible assets as of January 1, 2012, excluding acquired in-process research and development, is presented below (in thousands):

	Estimated Amortization Expense
	Acquisition-related Intangible Assets	Technology Licenses and Patents
Fiscal year:
2012	$44,906	$23,971
2013	35,938	22,670
2014	33,340	20,564
2015	33,340	20,000
2016	13,428	3,334
Total intangible assets subject to amortization	$160,952	$90,539

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt (in thousands):

	January 1, 2012	January 2, 2011
1% Notes due 2013	$1,150,000	$1,150,000
Less: Notes redeemed (valued at par)	(221,939)	—
Unamortized interest discount	(75,915)	(156,801)
Net carrying amount of 1% Notes due 2013	852,146	993,199

1.5% Notes due 2017	1,000,000	1,000,000
Less: Unamortized interest discount	(247,235)	(282,167)
Net carrying amount of 1.5% Notes due 2017	752,765	717,833
Total convertible long-term debt	$1,604,911	$1,711,032

1% Convertible Senior Notes Due 2013. In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due May 15, 2013 (the “1% Notes due 2013”) at par and has subsequently repurchased $221.9 million of principal amount of these notes during the twelve months ended January 1, 2012. The 1% Notes due 2013 may be converted, under certain circumstances, based on an initial conversion rate of 12.1426 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share). The net proceeds to the Company from the offering of the 1% Notes due 2013 were $1.13 billion. As of January 1, 2012, the Company had $928.1 million outstanding in aggregate principal amount at par.

The Company separately accounts for the liability and equity components of the 1% Notes due 2013. The principal amount of the liability component of $753.5 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $394.3 million and $396.5 million as of January 1, 2012 and January 2, 2011, respectively.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the discount on the liability component of the 1% Notes due 2013 (in thousands):

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
Contractual interest coupon	$10,692	$11,500	$11,500
Amortization of bond issuance costs	4,345	3,429	3,429
Amortization of bond discount	56,424	57,303	54,454
Total interest cost recognized	$71,461	$72,232	$69,383

The effective interest rate on the liability component of the 1% Notes due 2013 for each of the years ended January 1, 2012, January 2, 2011 and January 3, 2010 was 7.4%. The remaining bond discount of $75.9 million as of January 1, 2012 will be amortized over the remaining life of the 1% Notes due 2013, which is approximately 1.4 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company pays cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2006. Debt issuance costs were approximately $24.5 million, of which $8.7 million was allocated to capital in excess of par value and $15.8 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 1% Notes due 2013. As of January 1, 2012, unamortized deferred issuance cost was $2.5 million.

Concurrently with the issuance of the 1% Notes due 2013, the Company purchased a convertible bond hedge and sold warrants. The separate convertible bond hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 1% Notes due 2013 and to increase the initial conversion price to $95.03 per share. Each of these components is discussed separately below:

•
Convertible Bond Hedge. Counterparties agreed to sell to the Company up to approximately 14 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a price of $82.36 per share. During fiscal year 2011, due to the repurchase of a portion of the outstanding 1% Notes due 2013, the Company unwound a pro-rata portion of the convertible bond hedge. The Company may now purchase up to 11.3 million shares of its common stock at a conversion price of $82.36 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day none of the 1% Notes due 2013 remains outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issued upon conversion of the 1% Notes due 2013, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1% Notes due 2013. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. The convertible bond hedge transaction cost of $386.1 million has been accounted for as an equity transaction. The Company initially recorded approximately $0.8 million in stockholders’ equity from the net deferred tax liability related to the convertible bond hedge at inception of the transaction.

•
Warrants. The Company received $308.7 million from the same counterparties from the sale of warrants to purchase up to approximately 14 million shares of the Company’s common stock at an exercise price of $95.03 per share. During fiscal year 2011, due to the repurchase of a portion of the outstanding 1% Notes due 2013, the Company unwound a pro-rata portion of the warrants. The counterparties may now purchase up to 11.3 million shares of the Company’s common stock at an exercise price of $95.03 per share. As of January 1, 2012, the warrants (separated into 20 separate components) had an expected life of 1.6 years and expire on 20 different dates from August 23, 2013 through September 20, 2013. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of January 1, 2012, the remaining warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

Bond Repurchase. In the twelve months ended January 1, 2012, the Company repurchased $221.9 million principal amount of its 1% Notes due 2013 in private transactions with a limited number of bondholders for cash consideration of $211.1 million. The repurchase was economically beneficial given the notes were repurchased below the principal amount and given

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that interest rates on cash and marketable securities were lower than the 1% coupon rate of the notes. In accordance with current accounting guidance, at settlement, the fair value of the liability component of the convertible debt immediately prior to repurchase is measured using current interest rates, and the difference between the fair value of the aggregate consideration remitted to the holders and the fair value of the liability component of the convertible debt immediately prior to repurchase is attributed to the reacquisition of the equity component. The difference between the fair value of the liability component of the convertible debt immediately prior to the repurchase and the carrying value of the debt redeemed was recorded as expense on extinguishment of debt in Interest (expense) and other income (expense), net, in the Consolidated Statements of Operations.

The components of the repurchase and related loss on early extinguishment of a portion of the 1% Notes due 2013 are as follows (in thousands):

Fiscal year ended
January 1, 2012
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

In connection with the repurchase of a portion of the 1% Notes due 2013, the Company unwound a portion of the convertible bond hedge and warrants. As a result of this unwinding, the Company received net proceeds of $0.3 million which was recorded in equity. As of January 1, 2012, none of the remaining warrants had been exercised nor had the Company purchased any shares under the remaining convertible bond hedge.

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

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017. The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $294.0 million as of January 1, 2012, unchanged from the date of issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the discount on the liability component of the 1.5% Notes due 2017 (in thousands):

	Fiscal years ended
	January 1, 2012	January 2, 2011
Contractual interest coupon	$15,000	$5,208
Amortization of bond issuance costs	2,695	961
Amortization of bond discount	34,140	11,596
Total interest cost recognized	$51,835	$17,765

The effective interest rate on the liability component was 6.85% for each of the years ended January 1, 2012 and January 2, 2011. The remaining unamortized interest discount of $247.2 million as of January 1, 2012 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 5.6 years.

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

The Company pays cash interest at an annual rate of 1.5%, payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2011. Debt issuance costs were approximately $19.0 million, of which $5.6 million was allocated to capital in excess of par value and $13.4 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 1.5% Notes due 2017. As of January 1, 2012, unamortized deferred issuance cost was $10.6 million.

Concurrently with the issuance of the 1.5% Notes due 2017, the Company purchased a convertible bond hedge and sold warrants. The convertible bond hedge transaction is structured to reduce the potential future economic dilution associated with the conversion of the 1.5% Notes due 2017 and, combined with the warrants, to increase the initial conversion price to $73.33 per share. Each of these components is discussed separately below:

•
Convertible Bond Hedge. Counterparties agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remains outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. The convertible bond hedge transaction cost of $292.9 million has been accounted for as an equity transaction. The Company initially recorded approximately $1.7 million in stockholders’ equity from the deferred tax asset related to the convertible bond hedge at inception of the transaction. As of January 1, 2012, the Company had not purchased any shares under this convertible bond hedge agreement.

•
Warrants. The Company received $188.1 million from the same counterparties from the sale of warrants to purchase up to approximately 19.1 million shares of the Company’s common stock at an exercise price of $73.33 per share. As of January 1, 2012, the warrants (separated into 40 separate components) had an average expected life of 6.0 years and expire over 40 different dates from November 13, 2017 through January 10, 2018. At each expiration date, the Company may, at its option, elect to settle the warrants on a net share basis. As of January 1, 2012, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Concentrations of Risk and Segment Information

Geographic Information and Major Customers. The Company markets and sells flash memory products in the U.S. and in foreign countries through its sales personnel, dealers, distributors, retailers and subsidiaries. The Company’s Chief Operating Decision Maker, its President and Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. Since the Company operates in one segment, all financial segment information can be found in the accompanying Consolidated Financial Statements.

Other than sales in the U.S.; South Korea; Taiwan; Europe, Middle East and Africa (“EMEA”); and Other Asia-Pacific, which includes Japan, international sales were not material individually in any other international locality. Intercompany sales between geographic areas have been eliminated.

Revenue by geographic areas for fiscal years 2011, 2010 and 2009 are as follows (in thousands):

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
United States	$853,830	$809,037	$940,596
South Korea	374,662	334,173	428,411
Taiwan	1,419,836	993,787	397,338
Other Asia-Pacific	2,101,967	1,822,853	1,010,125
Europe, Middle East and Africa	688,538	714,378	707,758
Other foreign countries	223,312	152,579	82,578
Total	$5,662,145	$4,826,807	$3,566,806

Product revenues from customers are based on the geographic location where the product is delivered. License and royalty revenue is attributed to countries based upon the headquarters of the licensee.

Long-lived assets by geographic area as of the end of fiscal years 2011 and 2010 are as follows (in thousands):

	January 1, 2012	January 2, 2011
United States	$100,414	$111,733
Japan	673,898	518,912
China	187,773	112,133
Other foreign countries	28,971	27,131
Total	$991,056	$769,909

Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets property and equipment, long-term equity investments in Flash Ventures and equity investments, and attributes those investments to the location of the investee’s primary operations.

Customer and Supplier Concentrations. A limited number of customers or licensees have accounted for a substantial portion of the Company’s revenues. Revenues from the Company’s top 10 customers or licensees accounted for approximately 48%, 44% and 42% of the Company’s revenues for fiscal years 2011, 2010 and 2009, respectively. In fiscal year 2011, Samsung Electronics Co., Ltd. accounted for 10% of the Company’s total revenues through a combination of product, license and royalty revenues. All customers were individually less than 10% of the Company’s total revenues in fiscal years 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the Company’s flash memory system products require silicon wafers for the memory and controller components. The Company’s memory wafers or components are currently supplied almost entirely from Flash Ventures and the controller wafers are primarily manufactured by third-party subcontractors. The failure of any of these sources to deliver silicon wafers could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the employees of Toshiba Corporation (“Toshiba”) that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt the Company’s wafer supply from Toshiba’s Yokkaichi, Japan operations.

In addition, key components are purchased from single source vendors for which alternative sources are currently not available. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its manufacturing operations, which could have a material adverse effect upon its results of operations. The Company also relies on third-party subcontractors to assemble and test a portion of its products. The Company has no long-term contracts with some of these subcontractors and cannot directly control product delivery schedules or manufacturing processes. This could lead to product shortages or quality assurance problems that could increase the manufacturing costs of its products and have material adverse effects on the Company’s operating results.

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

Off-Balance Sheet Risk. The Company has off-balance sheet financial obligations. See Note 12, “Commitments, Contingencies and Guarantees.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Compensation and Benefits

Share-based Benefit Plans

2005 Incentive Plan. On May 27, 2005, the Company’s stockholders approved the 2005 Stock Incentive Plan, which was amended in May 2006 and renamed the 2005 Incentive Plan (“2005 Plan”). Shares of the Company’s common stock may be issued under the 2005 Plan pursuant to three separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights may be granted to officers and other employees, non-employee board members and independent consultants, (ii) the stock issuance program under which shares may be awarded to such individuals through restricted stock or restricted stock unit awards or as a stock bonus for services rendered to the Company, and (iii) an automatic grant program for the non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. The 2005 Plan also includes a performance-based cash bonus awards program for executive officers classified under Section 16 of the Securities Exchange Act of 1934, as amended. Grants and awards under the discretionary grant program generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 12 quarters of continued service. Awards under the stock issuance program generally vest in equal annual installments over a 4-year period. Grants under the automatic grant program vest in accordance with the specific vesting provisions set forth in that program. A total of 37,045,436 shares of the Company’s common stock has been reserved for issuance under this plan. The share reserve may increase by up to 10,000,000 shares of common stock to the extent that outstanding options under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan expire or terminate unexercised, of which 2,345,436 shares of common stock as of January 1, 2012 had been added to the 2005 Plan reserve. All options granted under the 2005 Plan were granted with an exercise price equal to the fair market value of the common stock on the date of grant and will expire seven years from the date of grant.

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

2005 Employee Stock Purchase Plan. The 2005 Employee Stock Purchase Plan (“ESPP”) was approved by the stockholders on May 27, 2005. The ESPP consists of two components: a component for employees residing in the U.S. and an international component for employees who are non-U.S. residents. The ESPP allows eligible employees to purchase shares of the Company’s common stock at the end of each six-month offering period at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The ESPP has 10,000,000 shares reserved for issuance, of which 5,654,199 shares were available to be issued as of January 1, 2012. In fiscal years 2011, 2010 and 2009, a total of 613,452 shares, 966,288 shares and 1,158,909 shares of common stock, respectively, had been issued under this plan.

Pliant Technology, Inc. 2007 Stock Plan. The Pliant Technology, Inc. 2007 Stock Plan was assumed pursuant to the Company’s acquisition of Pliant on May 24, 2011, and no further grants were made under this plan after that date. Unvested stock options that were outstanding under this plan on May 24, 2011 were assumed by the Company and will continue to be governed by the existing terms of the plan and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s termination of service with the Company. Stock options granted under this plan generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months of continued service. See Note 15, “Business Acquisition.”

msystems Ltd. 1996 Section 102 Stock Option/Stock Purchase Plan and 2003 Stock Option and Restricted Stock Incentive Plan. The msystems Ltd. 1996 Section 102 Stock Option/Stock Purchase Plan and 2003 Stock Option and Restricted Stock Incentive Plan assumed through the Company’s acquisition of msystems Ltd., were terminated on November 19, 2006, and no further grants were made under these plans after that date. However, award grants that were outstanding under these plans on November 19, 2006 continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Matrix Semiconductor, Inc. 2005 Stock Incentive Plan, 1999 Stock Plan and 1998 Long-term Incentive Plan. The Matrix Semiconductor, Inc. 2005 Stock Incentive Plan, 1999 Stock Plan and the Rhombus, Inc. 1998 Long-term Incentive Plan (“Matrix Stock Plans”), assumed through the Company’s acquisition of Matrix Semiconductor, Inc., were terminated on January 13, 2006, and no further option grants were made under these plans after that date. However, award grants that were outstanding under these plans on January 13, 2006 continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company.

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

Valuation Assumptions. The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares issued to employees, excluding unvested stock options assumed through the acquisition of Pliant, was estimated using the following annual weighted average assumptions:

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
Option Plan Shares
Dividend yield	None	None	None
Expected volatility	0.43	0.50	0.85
Risk-free interest rate	1.49%	1.53%	1.41%
Expected term	4.3 years	3.9 years	3.6 years
Estimated annual forfeiture rate	8.57%	7.32%	9.07%
Weighted average fair value at grant date	$17.37	$12.58	$5.36

Employee Stock Purchase Plan Shares
Dividend yield	None	None	None
Expected volatility	0.43	0.56	0.73
Risk-free interest rate	0.13%	0.18%	0.35%
Expected term	½ year	½ year	½ year
Weighted average fair value at purchase date	$12.17	$9.95	$4.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of January 1, 2012 and changes during the three fiscal years ended January 1, 2012 is presented below (in thousands, except exercise price and contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at December 28, 2008	25,057	$33.59	4.9	$5,284
Granted	4,242	9.41
Exercised	(964)	12.60		5,807
Forfeited	(1,376)	32.94
Expired	(2,063)	38.97
Options and SARs outstanding at January 3, 2010	24,896	29.87	4.4	180,834
Granted	3,016	31.67
Exercised	(6,471)	22.08		137,976
Forfeited	(449)	24.14
Expired	(599)	49.15
Options and SARs outstanding at January 2, 2011	20,393	32.18	3.8	393,996
Granted	3,157	44.96
Exercised	(5,310)	24.81		126,929
Forfeited	(536)	29.09
Expired	(354)	51.79
Options assumed through acquisition	209	4.35
Options and SARs outstanding at January 1, 2012	17,559	36.55	3.4	257,251
Options and SARs vested and expected to vest after January 1, 2012, net of forfeitures	16,963	36.50	3.4	250,522
Options and SARs exercisable at January 1, 2012	11,535	37.66	2.4	167,117

At January 1, 2012, the total compensation cost related to stock options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $62.0 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.5 years. As of January 1, 2012, the Company had fully expensed all of its SARs awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the three fiscal years ended January 1, 2012 is presented below (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at December 28, 2008	1,523	$25.38	$13,983
Granted	95	15.12
Vested	(559)	26.40	7,977
Forfeited	(215)	20.86
Non-vested share units at January 3, 2010	844	24.69	24,476
Granted	1,100	29.39
Vested	(632)	25.11	24,476
Forfeited	(68)	24.67
Non-vested share units at January 2, 2011	1,244	28.64	62,007
Granted	1,335	47.56
Vested	(396)	29.63	19,309
Forfeited	(132)	37.24
Non-vested share units at January 1, 2012	2,051	40.22	100,913

As of January 1, 2012, the Company had approximately $53.2 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.7 years.

Employee Stock Purchase Plan. At January 1, 2012, there was approximately $0.8 million of total unrecognized compensation cost related to the Company’s ESPP that is expected to be recognized over a period of approximately 0.1 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense (in thousands):

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
Share-based compensation expense by caption:
Cost of product revenues	$4,674	$5,821	$12,427
Research and development	34,202	26,292	36,399
Sales and marketing	10,593	10,934	19,247
General and administrative	13,641	34,543	27,487
Total share-based compensation expense	63,110	77,590	95,560
Total tax benefit recognized	(17,008)	(26,720)	(23,767)
Decrease in net income	$46,102	$50,870	$71,793

Share-based compensation expense by type of award:
Stock options and SARs	$33,684	$55,821	$79,859
RSUs	22,355	15,081	11,922
ESPP	7,071	6,688	3,779
Total share-based compensation expense	63,110	77,590	95,560
Total tax benefit recognized	(17,008)	(26,720)	(23,767)
Decrease in net income	$46,102	$50,870	$71,793

Share-based compensation expense of $1.4 million and $0.9 million related to manufacturing personnel was capitalized into inventory as of January 1, 2012 and January 2, 2011, respectively.

The total grant date fair value of options and RSUs vested was as follows (in thousands):

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
Fair value of options vested	$33,868	$40,509	$59,207
Fair value of RSUs vested	11,747	15,868	14,755
Total fair value of options and RSUs vested	$45,615	$56,377	$73,962

Modification of Stock Awards and Other Adjustments. In fiscal year 2010, the Company recognized $17.3 million of expense related to the modification of stock awards, pursuant to the retirement agreement with the Company’s former Chief Executive Officer.

In fiscal year 2009, the Company identified that its third-party equity software contained a feature that resulted in incorrect share-based compensation expense. This software feature affected the Company’s share-based compensation expense reported for the nine months ended September 27, 2009 and the three fiscal years ended December 28, 2008. The Company determined that the impact of the underreported share-based compensation expense was not material to any of the previously issued financial statements. Accordingly, fiscal year 2009 included a cumulative non-cash adjustment of $16.2 million to increase share-based compensation, allocated to multiple expense categories. The Company has modified its implementation of the software to prevent this error going forward.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
Current:
Federal	$447,126	$268,571	$15,531
State	12,708	20,557	7,354
Foreign	104,760	40,490	78,490
	564,594	329,618	101,375
Deferred:
Federal	(60,934)	(143,406)	(11,271)
State	(49)	(23,931)	139
Foreign	(13,847)	(4,990)	(1,752)
	(74,830)	(172,327)	(12,884)
Provision for income taxes	$489,764	$157,291	$88,491

Income before provision for income taxes consisted of the following (in thousands):

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
United States	$1,242,529	$1,273,081	$412,646
International	234,225	184,352	91,155
Total	$1,476,754	$1,457,433	$503,801

The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rates to income before taxes as follows:

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.5	(0.6)	0.8
Non-deductible share-based compensation expense	0.4	0.2	1.9
Valuation allowance	0.4	(17.4)	(8.0)
Tax-exempt interest income	(0.9)	(0.7)	(2.2)
Foreign earnings at other than U.S. rates	(1.8)	(5.1)	(10.8)
Other	(0.4)	(0.6)	0.9
Effective income tax rates	33.2%	10.8%	17.6%

The Company’s earnings and taxes resulting from foreign operations are largely attributable to its Irish, Chinese, Israeli and Japanese entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes. Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	January 1, 2012	January 2, 2011
Deferred tax assets:
Deferred income on shipments to distributors and retailers and deferred revenue recognized for tax purposes	$32,833	$35,119
Accruals and reserves not currently deductible	62,812	77,998
Depreciation and amortization not currently deductible	59,464	41,434
Deductible share-based compensation	62,864	66,961
Unrealized loss on investments	9,620	18,105
Unrealized foreign exchange loss	78,360	78,753
Net operating loss carryforwards	33,871	25,215
Tax credit carryforward	16,939	6,072
Other	26,747	21,748
Gross deferred tax assets	383,510	371,405
Valuation allowance	(25,614)	(11,198)
Deferred tax assets, net of valuation allowance	357,896	360,207

Deferred tax liabilities:
Acquired intangible assets	(1,864)	(5,685)
Unrealized gain on investments	(6,201)	(16,913)
Unrealized foreign exchange gain	(66,006)	(92,144)
U.S. taxes provided on unremitted earnings of foreign subsidiaries	(28,844)	(28,844)
Total deferred tax liabilities	(102,915)	(143,586)
Net deferred tax assets	$254,981	$216,621

The Company assesses its valuation allowance recorded against deferred tax assets on a regular and periodic basis. The assessment of valuation allowance against deferred tax assets requires estimations and significant judgment. The Company continues to assess and adjust its valuation allowance based on operating results and market conditions. During fiscal year 2011, based on weighing both the positive and negative evidence available, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets, the Company determined that it is able to realize most of its deferred tax assets with the exception of certain loss and credit carryforwards. During fiscal year 2010, the Company determined that it was able to realize most of the U.S. federal and state deferred tax assets with the exception of certain net operating losses. As a result, the Company released $306.0 million of valuation allowance related to federal and state deferred tax assets in fiscal year 2010.

The Company has federal and state net operating loss carryforwards of $62.9 million and $183.9 million, respectively. The net operating losses will begin to expire in fiscal year 2014 if not utilized. The Company also has California research credit carryforwards of $19.1 million. California research credit can be carried forward to future years indefinitely. Some of these carryforwards are subject to annual limitations, including under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended, for U.S. tax purposes and similar state provisions.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. No provision has been made for U.S. income taxes or foreign withholding taxes on $361.8 million of cumulative unremitted earnings of certain foreign subsidiaries as of January 1, 2012, since the Company intends to indefinitely reinvest these earnings outside the U.S. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the Company’s U.S. entity, the Company would be subject to additional U.S. income taxes and foreign withholding taxes would be reduced by available foreign tax credits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax benefit associated with the exercise of stock options was applied to capital in excess of par value in the amount of $20.5 million, $26.8 million and zero in fiscal years 2011, 2010 and 2009, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2010	$179,764
Additions:
Tax positions related to current year	10,547
Tax positions related to prior years	14,584
Reductions:
Tax positions related to prior years	(28,597)
Expiration of statute of limitations	(4,238)
Balance at January 2, 2011	172,060
Additions:
Tax positions related to current year	10,090
Tax positions related to prior years	4,489
Reductions:
Tax positions related to prior years	(296)
Expiration of statute of limitations	(517)
Balance at January 1, 2012	$185,826

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, is $81.1 million at January 1, 2012. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits at January 1, 2012 and January 2, 2011 was $34.1 million and $29.7 million, respectively. Interest and penalties, net included in the Company’s tax expense for fiscal years 2011, 2010 and 2009 was $3.2 million, ($2.4) million and $6.4 million, respectively.

It is reasonably possible that the unrecognized tax benefits could decrease by approximately $3.1 million within the next 12 months as a result of the expiration of statutes of limitation. The Company is currently under audit by several tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing at January 1, 2012.

The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. In October 2009, the Internal Revenue Service commenced an examination of the Company’s federal income tax returns for fiscal years 2005 through 2008. The timing of a complete resolution is not certain within the next twelve months. In addition, the Company is currently under audit by various state and international tax authorities. The Company cannot reasonably estimate the outcome of these examinations, or that it will not have a material effect on the Company’s financial position, results of operations or liquidity. The statutes of limitation in state jurisdictions generally remain open for tax years 2002 through 2010. The major foreign jurisdictions generally remain open for examination for tax years 2005 through 2011.

In 2011, certain foreign subsidiaries of the Company were under income tax holidays. The aggregate dollar and per share effects of these tax holidays was immaterial to the Company’s financial results for fiscal years 2011, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
Numerator for basic net income per share:
Net income	$986,990	$1,300,142	$415,310
Denominator for basic net income per share:
Weighted average common shares outstanding	239,484	232,531	227,435
Basic net income per share	$4.12	$5.59	$1.83

Numerator for diluted net income per share:
Net income	$986,990	$1,300,142	$415,310
Interest on the 1% Convertible Notes due 2035, net of tax	—	98	468
Net income for diluted net income per share	$986,990	$1,300,240	$415,778
Denominator for diluted net income per share:
Weighted average common shares outstanding	239,484	232,531	227,435
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and warrants (assuming proceeds would be used to purchase common stock), and RSUs	5,069	5,977	2,512
Effect of dilutive 1% Convertible Notes due 2035	—	393	2,012
Shares used in computing diluted net income per share	244,553	238,901	231,959
Diluted net income per share	$4.04	$5.44	$1.79
Anti-dilutive shares excluded from net income per share calculation	68,079	75,079	47,911

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt. Diluted earnings per share include the dilutive effects of stock options, SARs and RSUs. In addition, diluted earnings per share for fiscal years 2010 and 2009 include the dilutive effect of the Company’s $75.0 million 1% Convertible Notes due 2035, which were redeemed in the first quarter of fiscal year 2010. Certain common stock issuable under stock options, SARs, warrants, the 1% Notes due 2013 and the 1.5% Notes due 2017 have been omitted from the diluted net income per share calculation because their inclusion is considered anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Commitments, Contingencies and Guarantees

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

As of January 1, 2012, the Company had notes receivable from Flash Partners of $291.6 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners using the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” At January 1, 2012 and January 2, 2011, the Company had an equity investment in Flash Partners of $258.2 million and $238.6 million, respectively, denominated in Japanese yen, offset by $85.8 million and $72.9 million, respectively, of cumulative translation adjustments recorded in accumulated OCI. In fiscal year 2011 and 2010, the Company recorded a basis adjustment of $5.3 million and $10.4 million, respectively, to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

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

As of January 1, 2012, the Company had notes receivable from Flash Alliance of $973.2 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance using the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” At January 1, 2012 and January 2, 2011, the Company had an equity investment in Flash Alliance of $368.5 million and $262.6 million, respectively, denominated in Japanese yen, offset by $92.6 million and $76.4 million, respectively, of cumulative translation adjustments recorded in accumulated OCI. In fiscal year 2011 and 2010, the Company recorded a basis adjustment of $24.5 million and $5.9 million, respectively, to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Flash Forward. The Company has a 49.9% ownership interest in Flash Forward Ltd. (“Flash Forward”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2010. In the venture, the Company and Toshiba collaborate to develop and manufacture NAND flash memory products. In this venture, NAND flash memory products are manufactured by Toshiba at a new 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned by Flash Forward. Toshiba owns the Fab 5 building, which is adjacent to the site of the Company’s and Toshiba’s current Flash Partners and Flash Alliance ventures. Fab 5 is being built in two phases. In the second quarter of fiscal year 2011, the Phase 1 building shell construction was completed and initial NAND production began. As of January 2012, Phase 1 of Fab 5 was approximately 30% equipped and the Company has invested in 50% of that capacity. No commitment has yet been made for further Phase 1 capacity expansion; however, the Company is periodically reviewing the timeline of further Phase 1 capacity expansion. Furthermore, no timelines have been finalized for the construction of Phase 2. If and when Phase 2 is built, the Company is committed to 50% of the initial ramp in Phase 2, similar to that in Phase 1. On completion of Phase 2, Fab 5 is expected to be of similar size and capacity to Toshiba’s Fab 4. The Company and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each party’s proportionate level of equipment funding.

As of January 1, 2012, the Company had notes receivable from Flash Forward of $32.4 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward using the note proceeds. At January 1, 2012, the Company had an equity investment in Flash Forward of $19.5 million, denominated in Japanese yen, offset by $1.1 million of cumulative translation adjustments recorded in accumulated OCI.

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

Off-Balance Sheet Liabilities

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both original and refinanced leases) in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at January 1, 2012.

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Yen in billions)	(Dollars in thousands)
Flash Partners
March 2007	Original	¥5.0	$65,694	2012
February 2008	Original	2.0	25,783	2013
April 2010	Refinanced	2.5	32,584	2014
January 2011	Refinanced	4.4	56,280	2014
November 2011	Refinanced	9.0	116,482	2014
		22.9	296,823
Flash Alliance
November 2007	Original	10.7	139,049	2013
June 2008	Original	14.9	192,122	2013
		25.6	331,171
Flash Forward
November 2011	Original	8.0	103,668	2016
Total guarantee obligations		¥56.5	$731,662

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of January 1, 2012 in U.S. dollars based upon the yen/dollar exchange rate at January 1, 2012 (in thousands).

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$216,470	$102,539	$319,009
Year 2	106,160	150,486	256,646
Year 3	54,316	59,031	113,347
Year 4	13,301	—	13,301
Year 5	13,384	15,975	29,359
Total guarantee obligations	$403,631	$328,031	$731,662

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Flash Partners. Flash Partners sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements totaling 122.6 billion Japanese yen, or approximately $1.59 billion based upon the exchange rate at January 1, 2012. As of January 1, 2012, the total amount outstanding from these master leases was 45.8 billion Japanese yen, or approximately $594 million based upon the exchange rate at January 1, 2012, of which the amount of the Company’s guarantee obligation of the Flash Partners’ master lease agreements, which reflects future payments and any lease adjustments, was 22.9 billion Japanese yen, or approximately $297 million based upon the exchange rate at January 1, 2012. The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements. In addition, these master lease agreements are secured by the underlying equipment. Remaining master lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through the Company’s fiscal year 2014. At each lease payment date, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Partners that could result in an acceleration of Flash Partners’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”). As of January 1, 2012, Flash Partners was in compliance with all of its master lease covenants. As of January 1, 2012, the Company’s R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I; and the Company’s S&P credit rating was BB, one notch above the required minimum corporate rating threshold from S&P. If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, the Company’s stockholders’ equity falls below $1.51 billion, or other events of default occur, Flash Partners would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Partners master lease agreements.

Flash Alliance. Flash Alliance sells and leases back from lessors a portion of its tools and has entered into equipment master lease agreements totaling 200.0 billion Japanese yen, or approximately $2.59 billion based upon the exchange rate at January 1, 2012, of which 51.1 billion Japanese yen, or approximately $662 million based upon the exchange rate at January 1, 2012, was outstanding as of January 1, 2012. As of January 1, 2012, the amount of the Company’s guarantee obligation of the Flash Alliance’s master lease agreements was 25.6 billion Japanese yen, or approximately $331 million based upon the exchange rate at January 1, 2012. The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligations under the master lease agreements. In addition, these master lease agreements are secured by the underlying equipment. Remaining master lease payments are due semi-annually and are scheduled to be completed in the Company’s fiscal year 2013. At each lease payment date, Flash Alliance has the option of purchasing the tools from the lessors. Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Alliance that could result in an acceleration of Flash Alliance’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from S&P or Moody’s or a minimum corporate rating of BB+ from R&I. As of January 1, 2012, Flash Alliance was in compliance with all of its master lease covenants. As of January 1, 2012, the Company’s R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I; and the Company’s S&P credit rating was BB, one notch above the required minimum corporate rating threshold from S&P. If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s stockholders’ equity falls below $1.51 billion, or other events of default occur, Flash Alliance would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Alliance master lease agreements.

Flash Forward. Flash Forward sells and leases back from lessors a portion of its tools and has entered into an equipment master lease agreement totaling 35.0 billion Japanese yen, or approximately $454 million based upon the exchange rate at January 1, 2012, of which 16.0 billion Japanese yen, or approximately $207 million based upon the exchange rate at January 1, 2012, was outstanding as of January 1, 2012. As of January 1, 2012, the amount of the Company’s guarantee obligation of the Flash Forward’s master lease agreement was 8.0 billion Japanese yen, or approximately $104 million based upon the exchange rate at January 1, 2012. The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Forward’s obligations under the master lease agreement. In addition, this master lease agreement is secured by the underlying equipment. Remaining master lease payments are due quarterly and are scheduled to be completed in the Company’s fiscal year 2016. At each lease payment date, Flash Forward has the option of purchasing the tools from the lessors. Flash Forward is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The fair value of the Company’s guarantee obligation of Flash Forward’s master lease agreement was not material at inception of the master lease.

The master lease agreement contains customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Forward that could result in an acceleration of Flash Forward’s obligations, the master lease agreement contains an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion. As of January 1, 2012, Flash Forward was in compliance with all of its master lease covenants. If the Company’s shareholders’ equity falls below $1.51 billion, or other events of default occur, Flash Forward would become non-compliant under its master equipment lease agreement and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligation under such agreement. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligation covered by its guarantee under such Flash Forward master lease agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of January 1, 2012, no amounts had been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification obligations.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of January 1, 2012 or January 2, 2011, as these liabilities were not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third-party patents. The Company has not made any indemnification payments under any such agreements and as of January 1, 2012, no amounts had been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at January 1, 2012, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

Contractual Obligations. Contractual cash obligations and commitments as of January 1, 2012 are as follows (in thousands):

	Total		1 Year or Less	2 - 3 Years (Fiscal 2013 and 2014)	4 –5 Years (Fiscal 2015 and 2016)	More than 5 Years (Beyond Fiscal 2016)
Facility and other operating leases	$22,004	(5)	$10,469	$8,749	$2,786	$—
Flash Partners (1)	773,900	(5)(6)	307,174	296,734	95,456	74,536
Flash Alliance (1)	1,884,483	(5)(6)	609,023	805,478	397,405	72,577
Flash Forward (1)	1,002,272	(5)(6)	497,355	271,366	207,632	25,919
Toshiba research and development	68,357	(5)	38,357	15,000	15,000	—
Capital equipment purchase commitments	41,729		39,900	1,019	810	—
1% Convertible senior notes principal and interest (2)	941,982		9,281	932,701	—	—
1.5% Convertible senior notes principal and interest (3)	1,090,000		15,000	30,000	30,000	1,015,000
Operating expense commitments	53,403		51,403	2,000	—	—
Noncancelable production purchase commitments (4)	379,079	(5)	379,079	—	—	—
Total contractual cash obligations	$6,257,209		$1,957,041	$2,363,047	$749,089	$1,188,032
————

(1)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses. Funding commitments assume no additional operating lease guarantees; new operating lease guarantees can reduce funding commitments.

(2)
In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Notes due 2013. The Company will pay cash interest on the outstanding notes at an annual rate of 1.0%, payable semi-annually on May 15 and November 15 of each year until calendar year 2013. In fiscal year 2011, the Company redeemed $221.9 million of the outstanding notes. See Note 7, “Financing Arrangements - Bond Repurchase,” for further discussion.

(3)
In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Notes due 2017. The Company will pay cash interest on the outstanding notes at an annual rate of 1.5%, payable semi-annually on August 15 and February 15 of each year until calendar year 2017.

(4)	Includes Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(5)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at January 1, 2012.

(6)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are as follows (in thousands):

January 1, 2012
Guarantee of Flash Ventures equipment leases (1)	$731,662
————

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 56.5 billion Japanese yen, or approximately $732 million based upon the exchange rate at January 1, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has excluded $219.0 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to uncertainty with respect to the timing of associated future cash flows at January 1, 2012. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2012 through fiscal year 2016. Future minimum lease payments are presented below (in thousands):

January 1, 2012
Fiscal year:
2012	$10,958
2013	6,154
2014	3,650
2015	2,921
2016	576
24,259
Sublease income to be received in the future under noncancelable subleases	(2,255)
Net operating leases	$22,004

On January 31, 2012, the Company purchased for $87.5 million, five adjacent buildings in Milpitas, California, of which three of these buildings were previously leased. Pursuant to this purchase, the Company terminated the three building lease agreements with remaining aggregate lease obligations of $3.9 million that were set to expire in 2013.

Net rent expense was as follows (in thousands):

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
Rent expense, net	$7,926	$7,522	$7,921

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Related Parties and Strategic Investments

Flash Ventures with Toshiba. The Company owns 49.9% of each entity within Flash Ventures and accounts for its ownership position under the equity method of accounting. The Company’s obligations with respect to the Flash Ventures master lease agreements, take-or-pay supply arrangements and research and development cost sharing are described in Note 12, “Commitments, Contingencies and Guarantees.” The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments. Flash Ventures are VIEs. The Company evaluated whether it is the primary beneficiary of any of the entities within Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities. In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities. The Company concluded based upon its 49.9% ownership in Flash Ventures, the voting structure of Flash Ventures and the manner in which the day-to-day operations of Flash Ventures are conducted that the Company lacked the power to direct most of the activities that most significantly impact Flash Ventures’ economic performance.

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures totaling approximately $2.95 billion, $2.00 billion and $2.35 billion in fiscal years 2011, 2010 and 2009, respectively. The Company received loan repayments from Flash Ventures of $416.3 million, $59.7 million and $387.3 million in fiscal years 2011, 2010 and 2009, respectively. At January 1, 2012 and January 2, 2011, the Company had accounts payable balances due to Flash Ventures of $275.8 million and $240.5 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below (in millions).

	January 1, 2012	January 2, 2011
Notes receivable	$1,297	$1,232
Equity investments	646	501
Operating lease guarantees	732	879
Prepayments	50	—
Maximum loss exposure	$2,725	$2,612

At January 1, 2012 and January 2, 2011, the Company’s retained earnings included approximately $4.2 million and $2.5 million, respectively, of undistributed earnings of the Flash Ventures.

The following summarizes the aggregated financial information for Flash Ventures (in millions).

	January 1, 2012	January 2, 2011
	(Unaudited)
Current assets	$1,125	$1,028
Property, plant, equipment and other assets	5,089	4,187
Total assets	$6,214	$5,215
Current liabilities	$2,269	$1,632
Long-term liabilities	2,594	2,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the aggregated financial information for Flash Ventures for fiscal years 2011, 2010 and 2009, respectively (in millions). Flash Ventures’ year-ends are March 31, with quarters ending on March 31, June 30, September 30 and December 31.

	Fiscal years ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(Unaudited)
Net sales(1)	$4,577	$3,467	$3,296
Gross profit (loss)	(2)	15	14
Net income (loss)	5	(1)	68
————

(1)	Net sales represent sales to both the Company and Toshiba.

Solid State Storage Solutions LLC. During the second quarter of fiscal year 2007, the Company formed Solid State Storage Solutions LLC (“S4”), a venture with third parties to license intellectual property. S4 qualifies as a VIE. The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Consolidated Financial Statements for all periods presented. The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities. S4’s assets and liabilities were not material to the Company’s Consolidated Balance Sheets as of January 1, 2012 and January 2, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Stockholders’ Rights Plan

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Business Acquisition

Pliant Technology, Inc. On May 24, 2011, the Company completed its acquisition of Pliant, a developer of enterprise flash storage solutions. This acquisition represents a significant opportunity for the Company to participate in the enterprise storage solutions market. The Company acquired 100% of the outstanding shares of Pliant through an all-cash transaction. Included in the cash consideration were bridge loans from the Company to Pliant totaling $22.0 million. The total purchase price was comprised of the following (in thousands):

Purchase Price
Cash consideration (1)	$321,088
Estimated fair value of replacement stock options related to precombination service	553
Total purchase price	$321,641
————

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

Net Tangible Liabilities. The allocation of the Pliant purchase price to the tangible assets acquired and liabilities assumed as of May 24, 2011 is summarized below (in thousands).

Acquired Tangible Assets and Liabilities
Cash	$3,439
Other assets	16,810
Total assets	20,249

Accounts payable	(11,614)
Other current liabilities	(21,138)
Total current liabilities	(32,752)
Non-current liabilities	(9,949)
Total liabilities assumed	(42,701)

Net tangible liabilities acquired	$(22,452)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the allocation of the Pliant purchase price (in thousands):

Purchase Price Allocation
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

Acquisition-related costs of $1.5 million during the fiscal year ended January 1, 2012 were related to legal, regulatory and accounting fees, and expensed to General and administrative expense in the Consolidated Statement of Operations. Pliant’s prior period financial results are not considered material to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Litigation

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

The District Court consolidated the ’605 and ’607 Actions and stayed these actions during the pendency of related proceedings before the U.S. International Trade Commission, which are now closed. After lifting the stay, the District Court set the trial to begin on February 28, 2011. On September 22, 2010, the District Court issued a Markman Order construing certain terms from the remaining patents. In light of the District Court’s Markman Order, the Company withdrew its allegations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regarding the ’808 and ’893 patents. On February 15, 2011, the District Court issued a Summary Judgment Order that found that certain Kingston products with a Phison PS3006 controller contributorily infringed claims 20, 24, 28 and 30 of the ’424 Patent. In doing so, the District Court found that there were no substantial non-infringing uses for these Kingston products. As part of the order, the District Court also ruled that the majority of accused Kingston products (ones that did not contain the Phison PS3006 controller) did not infringe the asserted claims of the ’424 patent. The Summary Judgment Order further found that none of the accused Kingston products infringed the asserted claims of the ’842 and ’316 patents. The Summary Judgment Order also found that the Company had standing to sue Kingston on the ’842 and ’316 patents and that the Company was not entitled to damages for Kingston’s sales prior to October 2007. The Company disagrees with various aspects of the District Court’s rulings in the Summary Judgment Order. On February 17, 2011, the Company and Kingston filed a stipulated dismissal with the District Court, stating that rather than proceeding to trial against Kingston products containing the Phison PS3006 controller, which represented a small amount of damages, the Company agreed to dismiss its claim against the Kingston PS3006 product and Kingston agreed to dismiss its invalidity and/or enforceability counterclaims against the Company’s patents, thereby allowing either party to appeal. Under the terms of the stipulated dismissal, if granted by the District Court, the Company and Kingston have the right to re-file the dismissed claims if (a) an appellate court reverses, remands, or vacates, in whole or in part, the District Court’s September 22, 2010 Claim Construction Order, or the District Court’s February 15, 2010 Summary Judgment, and (b) the case is returned to the District Court for further proceedings. The stipulation for dismissal does not prejudice either the Company or Kingston’s right to appeal this matter in whole or in part.

The District Court entered an amended final judgment dismissing these actions on March 29, 2011. The Company filed a timely notice of appeal from that judgment on April 19, 2011, and the U.S. Court of Appeals for the Federal Circuit docketed the Company’s appeal on April 25, 2011. The appeal is scheduled for oral argument on March 7, 2012.

Patent Infringement Litigation Initiated by SanDisk. On May 4, 2010, the Company filed a Complaint for patent infringement in the U.S. District Court for the Western District of Wisconsin (the “District Court”) against Kingston and Imation. The Company has since dismissed its claims against Imation in light of a confidential settlement agreement between the parties. In this action, the Company asserts U.S. Patent Nos. 7,397,713; 7,492,660; 7,657,702; 7,532,511; 7,646,666; 7,646,667; and 6,968,421. The Company seeks damages and injunctive relief. Kingston has answered the Complaint denying infringement and raising several affirmative defenses and related counterclaims. These defenses and related counterclaims include, among others, non-infringement, invalidity, implied license, express license, unenforceability for alleged patent misuse, lack of standing and bad faith litigation. Kingston also asserted antitrust counterclaims against the Company alleging monopolization, attempted monopolization and agreement in restraint of trade, all under the Sherman Act. Kingston also asserted state law unfair competition counterclaims. The Company has denied Kingston’s counterclaims. The District Court issued a Markman Order construing certain claim terms of the patents on March 16, 2011. On June 10, 2011, the Company filed a motion seeking a summary judgment in connection with Kingston’s antitrust counterclaims and Kingston’s implied license defense. On June 10, 2011, Kingston filed a motion seeking a summary judgment of non-infringement concerning all of the Company’s asserted patent claims, invalidity of certain of those claims, and in connection with certain of the Company’s damages claims. On August 12, 2011, the District Court granted Kingston’s motion for summary judgment as to all of the Company’s infringement claims. On October 13, 2011, the District Court granted the Company’s motion for summary judgment on Kingston’s monopolization and attempted monopolization counterclaims, but denied the Company’s motion for summary judgment on Kingston’s federal agreement-in-restraint-of-trade counterclaim and state law unfair competition counterclaim. A bench trial on Kingston’s remaining counterclaims was held the week of November 7, 2011. The District Court has not issued a decision.

Patent Infringement Litigation Initiated by SanDisk (United Kingdom). On April 4, 2011, following the detention by Customs Authorities in the United Kingdom of several consignments of Universal Serial Bus (“USB”) flash drive products imported by Kingston Digital Europe Limited (“Kingston”), SanDisk IL Ltd. and the Company commenced patent infringement proceedings against Kingston in the Patents Court in the Chancery Division of the High Court. The subject matter of the proceedings concerns Kingston USB flash drive products suspected of infringing three Company patents, being European patents (UK) numbered 1,092,193, 1,548,604 and 1,746,413. The Company seeks injunctive relief, damages, costs and associated remedies in those proceedings. A further related company, Kingston Technology Europe Limited, was initially named in the proceedings but was removed after Kingston admitted to all importation of the relevant products. Kingston filed its Defence (i.e., Defense) on May 19, 2011 denying infringement and seeking revocation of all three patents. The Company joined issue with Kingston’s allegations in its Reply and Defence to Counterclaim served on July 6, 2011. Trial is scheduled to commence the week of October 8, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patent Litigation Initiated By SanDisk.  On October 27, 2011, in response to infringement allegations by Round Rock Research LLC, the Company filed a lawsuit against Round Rock in the U.S. District Court for the Northern District of California (the “District Court”).  The lawsuit seeks a declaratory judgment that eleven Round Rock patents are invalid and/or not infringed by flash memory products sold by the Company.  To date, Round Rock has not filed an answer or counterclaim in the lawsuit. On November 22, 2011, Round Rock filed a motion to dismiss the case for alleged lack of personal jurisdiction, which the District Court denied on February 16, 2012.

Federal Civil Antitrust Class Actions. Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the U.S. District Court for the Northern District of California (the “District Court”), in eight purported class action complaints. On February 7, 2008, all of the civil complaints were consolidated into two Complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in a purported class action captioned In re Flash Memory Antitrust Litigation. Plaintiffs alleged the Company and a number of other manufacturers of flash memory and flash memory products conspired to fix, raise, maintain and stabilize the price of NAND flash memory in violation of state and federal laws and sought an injunction, damages, restitution, fees, costs and disgorgement of profits. The direct purchaser lawsuit was dismissed with prejudice. On March 31, 2010, the District Court denied the indirect purchaser plaintiffs’ class certification motion, and denied plaintiffs’ motion for leave to amend the Consolidated Amended Complaint to substitute certain class representatives. On April 5, 2011, the District Court denied the indirect purchaser plaintiffs’ motion for reconsideration of the class certification decision and on April 19, 2011, indirect purchaser plaintiffs filed a Rule 23(f) petition to the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) to request permission to appeal that decision. On June 28, 2011, the Ninth Circuit denied that petition. On July 12, 2011, indirect purchaser plaintiffs petitioned the Ninth Circuit for a rehearing, which the Ninth Circuit denied on August 24, 2011. Indirect purchaser plaintiffs petitioned the district court to reopen the case, which request was granted on January 3, 2012.

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The Amended Complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss which resulted in Dr. Harari being dismissed as a defendant. In addition, the Company filed a motion requesting that the District Court certify for immediate interlocutory appeal the portion of its Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. The Company answered the Complaint on March 10, 2011, denying all of Ritz’s allegations of wrongdoing. On September 7, 2011, the District Court granted the Company’s motion to certify for interlocutory appeal. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On January 13, 2012, the Federal Circuit granted the Company’s petition for permission to file an interlocutory appeal and the Federal Circuit docketed the appeal on February 2, 2012.

Samsung Federal Antitrust Action Against Panasonic and SD-3C. On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed this action in the U.S. District Court for the Northern District of California (the “District Court”) alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and SD-3C, LLC (“SD-3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws. Such claims are based on, inter alia, alleged conduct related to the licensing practices and operations of SD-3C. The Complaint further seeks a declaration that Panasonic and SD-3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable. The Company is not named as a defendant in this case, but it established SD-3C along with Panasonic and Toshiba Corporation (“Toshiba”), and the Complaint includes various factual allegations concerning the Company. Defendants filed a motion to dismiss on September 24, 2010, and thereafter Samsung filed a First Amended Complaint (“FAC”) on October 14, 2010, which was also based on alleged conduct related to the licensing practices and operations of the SD-3C, and contained the same claims as the original Complaint. On August 25, 2011, the District Court granted defendants’ motion to dismiss the FAC. The District Court dismissed the patent misuse claim with prejudice, but gave Samsung leave to amend its other claims.  On September 16, 2011, Samsung filed its Second Amended Complaint (“SAC”), which continued to assert claims based on alleged conduct related to the licensing practices and operations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the SD-3C and contained the same claims as the original complaint, except for the patent misuse claim. The defendants filed a motion to dismiss the SAC on October 6, 2011. By Order dated January 3, 2012, the Court granted defendants’ motion without leave to amend. Samsung filed a notice of appeal, dated January 25, 2012.

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California on behalf of a nationwide class of indirect purchasers of Secure Digital (“SD”) cards alleging various claims against the Company, SD‑3C, Panasonic, Toshiba, and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antirust and unfair competition laws, and common law. Plaintiffs allege the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On November 23, 2011, Plaintiffs filed a First Amended Complaint, and on February 21, 2012, the Company and the other defendants filed a joint motion to dismiss the First Amended Complaint. The Company received two demand letters dated March 30, 2011 pursuant to Massachusetts General Laws Chapter 93A §9 (“93A Demand Letters”). Both letters gave notice of intention to file a class action lawsuit on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, Panasonic; Toshiba, and Toshiba America Electronic Components, Inc. under Massachusetts unfair competition law if the Defendants do not tender a settlement. These letters generally repeat the allegations in the antitrust cases filed against SD‑3C and Panasonic defendants in Samsung Electronics Co., Ltd. v. Panasonic Corp., et al. and against the Company, SD‑3C, Panasonic defendants, and Toshiba defendants in Oliver v. SD-3C LLC, et al. On April 21, 2011, the Company responded to both letters detailing their deficiencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Supplementary Financial Data (Unaudited)

	Fiscal quarters ended
	April 3, 2011(1)	July 3, 2011(1)	October 2, 2011(1)	January 1, 2012(1)
	(In thousands, except per share data)
2011
Revenues
Product	$1,210,247	$1,281,960	$1,321,904	$1,473,444
License and royalty	83,953	93,033	94,128	103,476
Total revenues	1,294,200	1,374,993	1,416,032	1,576,920
Gross profit	551,592	613,432	612,381	661,741
Operating income	349,294	379,016	386,127	415,663
Net income	$224,124	$248,390	$233,253	$281,223
Net income per share
Basic	$0.94	$1.04	$0.97	$1.16
Diluted	$0.92	$1.02	$0.96	$1.14

	Fiscal quarters ended
	April 4, 2010(2)	July 4, 2010(2)	October 3, 2010(2)	January 2, 2011(2)
	(In thousands, except per share data)
2010
Revenues
Product	$993,195	$1,091,315	$1,137,593	$1,240,827
License and royalty	93,468	87,753	96,080	86,576
Total revenues	1,086,663	1,179,068	1,233,673	1,327,403
Gross profit	500,178	546,382	639,245	576,285
Operating income	314,008	358,799	431,724	357,043
Net income	$234,691	$257,894	$322,092	$485,465
Net income per share
Basic	$1.02	$1.11	$1.38	$2.06
Diluted	$0.99	$1.08	$1.34	$2.01
————

(1)
Includes the following charges related to share-based compensation, amortization of acquisition-related intangible assets, amortization of convertible debt interest discount, loss on extinguishment of debt, a power outage and earthquake experienced in Flash Ventures and a net gain on sale of investment in equity securities. Amortization of acquisition-related intangible assets includes intangibles from the Pliant acquisition in the second quarter of fiscal year 2011.

	Fiscal quarters ended
	April 3, 2011	July 3, 2011	October 2, 2011	January 1, 2012
	(In thousands)
Share-based compensation	$(14,591)	$(14,358)	$(15,729)	$(18,432)
Amortization of acquisition-related intangible assets	(5,116)	(8,984)	(15,064)	(15,063)
Amortization of bond discount	(23,364)	(23,833)	(22,050)	(21,317)
Loss on extinguishment of debt	—	—	(11,493)	—
Charge related to power outage and earthquake	(24,603)	—	—	—
Net gain on sale of investment in equity securities	—	—	—	18,815

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
Includes the following charges related to share-based compensation, amortization of acquisition-related intangible assets, amortization of convertible debt interest discount and a power outage experienced in Fab 3 and Fab 4. Share-based compensation in the third and fourth quarters of fiscal year 2010 includes $17.3 million additional expense due to modification of stock awards of the Company’s former Chief Executive Officer. The sale of net assets of the Company’s mobile phone SIM card business resulted in a gain recorded in the first quarter of fiscal year 2010.

	Fiscal quarters ended
	April 4, 2010	July 4, 2010	October 3, 2010	January 2, 2011
	(In thousands)
Share-based compensation	$(16,870)	$(14,977)	$(20,944)	$(24,799)
Amortization of acquisition-related intangible assets	(3,424)	(3,423)	(4,221)	(3,133)
Amortization of bond discount	(13,922)	(14,207)	(17,983)	(22,787)
Charge related to power outage	—	—	—	(17,752)
Gain on sale of net assets of mobile phone SIM card business	13,192	—	—	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated:	February 23, 2012	By:	/s/ Judy Bruner
Judy Bruner Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)

/s/ Donald Robertson
Donald Robertson Vice President, Chief Accounting Officer (Principal Accounting Officer)

S - 1

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

Signature		Title	Date

By:	/s/ Sanjay Mehrotra	President and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2012
Sanjay Mehrotra

By:	/s/ Judy Bruner	Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)	February 23, 2012
Judy Bruner

By:	/s/ Donald Robertson	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 23, 2012
Donald Robertson

By:	/s/ Michael E. Marks	Chairman of the Board	February 17, 2012
Michael E. Marks

By:	/s/ Irwin Federman	Director	February 17, 2012
Irwin Federman

By:	/s/ Kevin DeNuccio	Director	February 19, 2012
Kevin DeNuccio

By:	/s/ Steven J. Gomo	Director	February 17, 2012
Steven J. Gomo

By:	/s/ Eddy W. Hartenstein	Director	February 21, 2012
Eddy W. Hartenstein

By:	/s/ Dr. Chenming Hu	Director	February 17, 2012
Dr. Chenming Hu

By:	/s/ Catherine P. Lego	Director	February 15, 2012
Catherine P. Lego

S - 2

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-96298	3.2	8/29/1995
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.	10-Q	000-26734	3.1	8/16/2000
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.	S-3	333-85686	4.3	4/5/2002
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.	8-K	000-26734	3.1	6/1/2006
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.	8-K	000-26734	3.1	5/28/2009
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.	8-K/A	000-26734	3.5	5/16/1997
3.7	Certificate of Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.	8-A	000-26734	3.2	9/25/2003
3.8	Amended and Restated Bylaws of the Registrant dated December 14, 2011.	8-K	000-26734	3.1	12/19/2011
4.1	Rights Agreement, dated as of September 15, 2003, by and between the Registrant and Computershare Trust Company, Inc.	8-A	000-26734	4.2	9/25/2003
4.2	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006. by and between the Registrant and Computershare Trust Company, Inc.	8-A/A	000-26734	4.2	11/8/2006
4.3	Indenture (including form of Notes) with respect to the Registrant’s 1.0% Convertible Senior Notes due 2013, dated as of May 15, 2006, by and between the Registrant and The Bank of New York.	8-K	000-26734	4.1	5/15/2006
4.4	Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017, dated as of August 25, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	8/25/2010
10.1	License Agreement, dated September 6, 1988, between the Registrant and Dr. Eli Harari.	S-1	33-96298	3.2	8/29/1995
10.2	The Registrant’s 1995 Stock Option Plan, amended and restated on January 2, 2002.†	S-8	000-26734	99.1	4/1/2002
10.3	The Registrant’s 1995 Non-Employee Directors Stock Option Plan, amended and restated on January 2, 2002.†	S-8	000-26734	99.4	4/1/2002
10.4	The Registrant’s Amended and Restated 2005 Incentive Plan.†	Def 14A	000-26734	Annex A	4/25/2011
10.5	The Registrant’s Amended and Restated 2005 Employee Stock Purchase Plan and Amended and Restated 2005 International Employee Stock Purchase Plan.†	Def 14A	000-26734	Annex B	4/25/2011
10.6	The Registrant’s Form of Notice of Grant of Stock Option.†	8-K	000-26734	10.2	6/3/2005
10.7	The Registrant’s Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant).†	8-K	000-26734	10.3	6/3/2005
10.8	The Registrant’s Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant).†	8-K	000-26734	10.4	6/3/2005
10.9	The Registrant’s Form of Stock Option Agreement.†	8-K	000-26734	10.5	6/3/2005
10.10	The Registrant’s Form of Automatic Stock Option Agreement.†	8-K	000-26734	10.6	6/3/2005

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.11	The Registrant’s Form of Restricted Stock Unit Issuance Agreement.†	10-Q	000-26734	10.1	5/8/2008
10.12	The Registrant’s Form of Restricted Stock Unit Issuance Agreement (Director Grant).†	8-K	000-26734	10.8	6/3/2005
10.13	The Registrant’s Form of Restricted Stock Award Agreement.†	8-K	000-26734	10.9	6/3/2005
10.14	The Registrant’s Form of Restricted Stock Award Agreement (Director Grant).†	8-K	000-26734	10.10	6/3/2005
10.15	The Registrant’s Form of Performance Stock Unit Issuance Agreement.†	10-K	000-26734	10.40	2/25/2009
10.16	Form of Option Agreement Amendment.†	8-K	000-26734	10.2	11/12/2008
10.17	Form of Amended and Restated Change of Control Benefits Agreement entered into by and between the Registrant and its named executive officers.†	8-K	000-26734	10.1	11/12/2008
10.18	New Master Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.±	10-Q	000-26734	10.30	8/14/2002
10.19	Amendment to New Master Agreement, dated as of August 13, 2002, by and between the Registrant and Toshiba Corporation.±	10-Q	000-26734	10.36	11/13/2002
10.20	New Operating Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.±	10-Q	000-26734	10.31	8/14/2002
10.21	Indemnification and Reimbursement Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.±	10-Q	000-26734	10.34	8/14/2002
10.22	Amendment to Indemnification and Reimbursement Agreement, dated as of May 29, 2002, by and between the Registrant and Toshiba Corporation.	10-Q	000-26734	10.35	8/14/2002
10.23	Amendment No. 2 to Indemnification and Reimbursement Agreement, dated as of May 29, 2006, by and between the Registrant and Toshiba Corporation.	10-Q	000-26734	10.6	8/10/2006
10.24	Flash Partners Master Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.1	11/5/2004
10.25	Operating Agreement of Flash Partners Ltd., dated as of September 10, 2004, by and between SanDisk International Limited and Toshiba Corporation.±	10-Q	000-26734	10.2	11/5/2004
10.26	Mutual Contribution and Environmental Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.5	11/5/2004
10.27	Patent Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.6	11/5/2004
10.28	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among the Registrant, Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.1	11/8/2006
10.29	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.2	11/8/2006
10.30	Flash Alliance Mutual Contribution and Environmental Indemnification Agreement, dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.5	11/8/2006
10.31	Patent Indemnification Agreement, dated as of July 7, 2006, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.6	11/8/2006

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.32	Master Lease Agreement, dated as of December 24, 2004, by and among Mitsui Leasing & Development, Ltd., IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Flash Partners, Ltd.±	10-K	000-26734	10.36	3/18/2005
10.33	Master Lease Agreement, dated as of September 22, 2006, by and among Flash Partners Limited Company, SMBC Leasing Company, Limited, Toshiba Finance Corporation, Sumisho Lease Co., Ltd., Fuyo General Lease Co., Ltd., Tokyo Leasing Co., Ltd., STB Leasing Co., Ltd. and IBJ Leasing Co., Ltd.±	10-Q	000-26734	10.9	11/8/2006
10.34	Flash Forward Master Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q/A	000-26734	10.1	9/9/2011
10.35	Transition Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q	000-26734	10.2	11/12/2010
10.36	Flash Forward Mutual Contribution and Environmental Indemnification Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q	000-26734	10.3	11/12/2010
10.37	Patent Indemnification Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q	000-26734	10.4	11/12/2010
10.38	Operating Agreement of Flash Forward, Ltd. by and between Toshiba Corporation and SanDisk Flash B.V.±	10-Q	000-26734	10.5	11/12/2010
10.39	Guarantee Agreement, dated as of December 24, 2004, by and between the Registrant and Mitsui Leasing & Development, Ltd.	10-K	000-26734	10.37	3/18/2005
10.40	Guarantee Agreement, dated as of September 22, 2006, by and among the Registrant, SMBC Leasing Company, Limited and Toshiba Finance Corporation.	10-Q	000-26734	10.8	11/8/2006
10.41	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.	S-1	33-96298	3.2	8/29/1995
10.42	Form of Amended and Restated Change of Control Benefits Agreement entered into by and between the Registrant and its Named Executive Officers other than the Registrant’s CEO.†	8-K	000-26734	10.1	10/7/2010
10.43	Agreement, dated as of July 30, 2010, by and between the Registrant and Eli Harari.†	10-Q	000-26734	10.8	11/12/2010
10.44	Amendment to the Agreement, dated November 23, 2010, by and between the Registrant and Eli Harari.†	10-K	000-26734	10.37	2/23/2011
10.45	Sanjay Mehrotra Offer Letter effective as of January 1, 2011.†	10-Q	000-26734	10.9	11/12/2010
10.46	Change of Control Executive Benefits Agreement, effective as of January 1, 2011, by and between the Registrant and Sanjay Mehrotra.†	10-Q	000-26734	10.10	11/12/2010
10.47	Executive Severance Agreement, effective as of January 1, 2011, by and between the Registrant and Sanjay Mehrotra.†	10-Q	000-26734	10.11	11/12/2010
10.48	Sublease (Building 3), dated as of December 21, 2005, by and between Maxtor Corporation and the Registrant.	10-Q	000-26734	10.3	8/10/2006
10.49	Sublease (Building 4), dated as of December 21, 2005, by and between Maxtor Corporation and the Registrant.	10-Q	000-26734	10.4	8/10/2006
10.50	Sublease (Building 5), dated as of November 1, 2006, by and between Maxtor Corporation and the Registrant.	10-K	000-26734	10.64	2/28/2007
10.51	Sublease (Building 6), dated as of December 21, 2005, by and between Maxtor Corporation and the Registrant.	10-Q	000-26734	10.5	8/10/2006
10.52	3D Collaboration Agreement.±	8-K	000-26734	10.1	6/3/2005

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.53	Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited, and Flash Alliance Limited.±	10-Q	000-26734	10.1	5/7/2009
10.54	Equipment Purchase Agreement, dated as of January 29, 2009, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited, and Flash Alliance Limited.±	10-Q	000-26734	10.2	5/7/2009
10.55	Pliant Technology, Inc. 2007 Stock Plan.†	S-8	000-26734	4.1	6/1/2011
10.56	Form of the Registrant’s Clawback Policy Acknowledgement.†	8-K	000-26734	10.1	9/9/2011
10.57	Separation Agreement, dated as of November 17, 2011, by and between the Registrant and Yoram Cedar.†					X
12.1	Computation of ratio of earnings to fixed charges.					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.**					X
101.SCH	XBRL Taxonomy Extension Schema Document.**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**					X
————

†	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith.

**
Pursuant to Rule 406T of Regulation S-T, the XBRL files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

±
Pursuant to a request for confidential treatment, certain portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

E - 4