Form 10-Q
period 2012-04-01
SANDISK CORP
filed 2012-05-08
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended April 1, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Number of shares outstanding of the issuer’s common stock, $0.001 par value, as of April 1, 2012: 243,604,693.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 1, 2012	January 1, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,093,263	$1,167,496
Short-term marketable securities	1,575,339	1,681,492
Accounts receivable from product revenues, net	362,580	521,763
Inventory	764,003	678,382
Deferred taxes	97,202	100,409
Other current assets	192,159	206,419
Total current assets	4,084,546	4,355,961
Long-term marketable securities	2,803,622	2,766,263
Property and equipment, net	453,032	344,897
Notes receivable and investments in Flash Ventures	1,821,841	1,943,295
Deferred taxes	190,353	199,027
Goodwill	197,669	154,899
Intangible assets, net	287,794	287,691
Other non-current assets	173,250	122,615
Total assets	$10,012,107	$10,174,648

LIABILITIES
Current liabilities:
Accounts payable trade	$224,290	$258,583
Accounts payable to related parties	201,072	276,275
Other current accrued liabilities	299,394	337,517
Deferred income on shipments to distributors and retailers and deferred revenue	179,375	220,999
Total current liabilities	904,131	1,093,374
Convertible long-term debt	1,627,234	1,604,911
Non-current liabilities	451,781	415,524
Total liabilities	2,983,146	3,113,809

Commitments and contingencies (see Note 11)

EQUITY
Stockholders’ equity:
Preferred stock	—	—
Common stock	244	243
Capital in excess of par value	4,988,277	4,934,565
Retained earnings	1,870,356	1,796,849
Accumulated other comprehensive income	173,758	332,701
Total stockholders’ equity	7,032,635	7,064,358
Non-controlling interests	(3,674)	(3,519)
Total equity	7,028,961	7,060,839
Total liabilities and equity	$10,012,107	$10,174,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	April 1, 2012	April 3, 2011
	(In thousands, except per share amounts)
Revenues
Product	$1,106,422	$1,210,247
License and royalty	99,139	83,953
Total revenues	1,205,561	1,294,200
Cost of product revenues	775,320	737,492
Amortization of acquisition-related intangible assets	13,731	5,116
Total cost of product revenues	789,051	742,608
Gross profit	416,510	551,592
Operating expenses
Research and development	140,957	119,542
Sales and marketing	49,035	47,457
General and administrative	32,591	35,299
Amortization of acquisition-related intangible assets	2,063	—
Total operating expenses	224,646	202,298
Operating income	191,864	349,294
Interest income	14,989	15,461
Interest (expense) and other income (expense), net	(40,305)	(33,827)
Total other income (expense), net	(25,316)	(18,366)
Income before income taxes	166,548	330,928
Provision for income taxes	52,163	106,804
Net income	$114,385	$224,124

Net income per share:
Basic	$0.47	$0.94
Diluted	$0.46	$0.92
Shares used in computing net income per share:
Basic	242,883	237,473
Diluted	247,102	243,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended
	April 1, 2012	April 3, 2011
	(In thousands)
Net income	$114,385	$224,124

Other comprehensive income, before tax:
Unrealized holding gain on marketable securities	8,734	7,584
Reclassification adjustment for realized gain on marketable securities included in net income	(523)	(2,985)
	8,211	4,599

Foreign currency translation adjustments	(102,981)	(55,543)

Unrealized holding loss on derivatives qualifying as cash flow hedges	(69,061)	(28,026)
Reclassification adjustment for realized gain on derivatives qualifying as cash flow hedges included in net income	(6,314)	(2,694)
	(75,375)	(30,720)

Total other comprehensive loss, before tax	(170,145)	(81,664)
Income tax benefit related to items of other comprehensive income (loss)	(11,202)	(6,230)
Total other comprehensive loss, net of tax	(158,943)	(75,434)

Comprehensive income (loss)	$(44,558)	$148,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	April 1, 2012	April 3, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$114,385	$224,124
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	5,503	6,174
Depreciation	33,178	29,775
Amortization	45,146	32,839
Provision for doubtful accounts	(1,285)	(2,745)
Share-based compensation expense	19,080	14,591
Excess tax benefit from share-based compensation	(8,597)	(6,412)
Impairment, restructuring and other	(5,454)	(13,177)
Other non-operating	29,662	20,448
Changes in operating assets and liabilities:
Accounts receivable from product revenues	160,474	131,464
Inventory	(85,212)	16,379
Other assets	65,706	(23,749)
Accounts payable trade	(34,293)	(36,309)
Accounts payable to related parties	(75,203)	(30,496)
Other liabilities	(195,916)	35,733
Total adjustments	(47,211)	174,515
Net cash provided by operating activities	67,174	398,639

Cash flows from investing activities:
Purchases of short and long-term marketable securities	(756,357)	(637,501)
Proceeds from sales of short and long-term marketable securities	625,736	497,603
Proceeds from maturities of short and long-term marketable securities	192,842	117,240
Acquisition of property and equipment	(144,218)	(33,745)
Investment in Flash Ventures	(12,526)	(61)
Notes receivable proceeds from Flash Ventures	63,833	85,096
Notes receivable issuance to Flash Ventures	(51,130)	(213,951)
Purchased technology and other assets	(28)	(100,000)
Acquisitions, net of cash acquired	(54,538)	(15,000)
Net cash used in investing activities	(136,386)	(300,319)

Cash flows from financing activities:
Proceeds from employee stock programs	45,318	42,148
Excess tax benefit from share-based compensation	8,597	6,412
Share repurchase program	(60,911)	—
Net cash received in settlement of stock repurchase contracts	1,142	—
Net cash provided by (used in) financing activities	(5,854)	48,560
Effect of changes in foreign currency exchange rates on cash	833	(1,579)
Net increase (decrease) in cash and cash equivalents	(74,233)	145,301
Cash and cash equivalents at beginning of the period	1,167,496	829,149
Cash and cash equivalents at end of the period	$1,093,263	$974,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of April 1, 2012, the Condensed Consolidated Statements of Operations for the three months ended April 1, 2012 and April 3, 2011, the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2012 and April 3, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K filed with the SEC on February 23, 2012. The results of operations for the three months ended April 1, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters consist of 13 weeks and generally end on the Sunday closest to March 31, June 30, and September 30, respectively. The first quarters of fiscal years 2012 and 2011 ended on April 1, 2012 and April 3, 2011, respectively. For accounting and disclosure purposes, the exchange rates of 82.25, 77.17 and 84.57 at April 1, 2012, January 1, 2012 and April 3, 2011, respectively, were used to convert Japanese yen to U.S. dollar. Certain prior period amounts have been reclassified in the footnotes to conform to the current period presentation, including line items within investing activities in the Condensed Consolidated Statements of Cash Flows and income tax (benefit) expense allocated to accumulated other comprehensive income in Note 4, “Balance Sheet Information.”

Organization and Nature of Operations. The Company was incorporated in Delaware on June 1, 1988. The Company designs, develops and markets flash memory storage products used in a wide variety of consumer electronics products. The Company operates in one segment, flash memory storage products.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities was as follows (in thousands):

	April 1, 2012	January 1, 2012
Cash and cash equivalents	$1,093,263	$1,167,496
Short-term marketable securities	1,575,339	1,681,492
Long-term marketable securities	2,803,622	2,766,263
Total cash, cash equivalents and marketable securities	$5,472,224	$5,615,251

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

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments (in thousands):

	April 1, 2012				January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$702,591	$—	$—	$702,591	$901,500	$—	$—	$901,500
Fixed income securities	65,054	4,457,407	—	4,522,461	214,431	4,312,929	—	4,527,360
Derivative assets	—	13,226	—	13,226	—	21,093	—	21,093
Other	—	—	—	—	—	4,501	—	4,501
Total financial assets	$767,645	$4,470,633	$—	$5,238,278	$1,115,931	$4,338,523	$—	$5,454,454

Derivative liabilities	$—	$103,042	$—	$103,042	$—	$45,835	$—	$45,835
Total financial liabilities	$—	$103,042	$—	$103,042	$—	$45,835	$—	$45,835

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	April 1, 2012				January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$702,591	$143,500	$—	$846,091	$926,994	$54,111	$—	$981,105
Short-term marketable securities	61,584	1,513,755	—	1,575,339	155,538	1,525,954	—	1,681,492
Long-term marketable securities	3,470	2,800,152	—	2,803,622	33,399	2,732,864	—	2,766,263
Other current assets and other non-current assets	—	13,226	—	13,226	—	25,594	—	25,594
Total assets	$767,645	$4,470,633	$—	$5,238,278	$1,115,931	$4,338,523	$—	$5,454,454

Other current accrued liabilities	$—	$102,003	$—	$102,003	$—	$40,045	$—	$40,045
Non-current liabilities	—	1,039	—	1,039	—	5,790	—	5,790
Total liabilities	$—	$103,042	$—	$103,042	$—	$45,835	$—	$45,835

(1)
Cash equivalents exclude cash of $247.2 million and $186.4 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of April 1, 2012 and January 1, 2012, respectively.

During the three months ended April 1, 2012, the Company had no transfers of financial assets or liabilities between Level 1 and Level 2. As of April 1, 2012 and January 1, 2012, the Company had no financial assets or liabilities categorized as

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows (in thousands):

	April 1, 2012				January 1, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. Treasury and government agency securities	$73,238	$25	$(12)	$73,251	$219,366	$69	$(4)	$219,431
U.S. government-sponsored agency securities	88,059	15	(27)	88,047	97,087	10	(26)	97,071
Corporate notes and bonds	803,645	2,576	(516)	805,705	780,650	1,707	(3,889)	778,468
Asset-backed securities	196,578	215	(46)	196,747	180,828	61	(149)	180,740
Mortgage-backed securities	2,346	2	(2)	2,346	1,137	5	—	1,142
Municipal notes and bonds	3,333,333	24,587	(1,555)	3,356,365	3,231,240	20,470	(1,202)	3,250,508
Total available-for-sale investments	$4,497,199	$27,420	$(2,158)	$4,522,461	$4,510,308	$22,322	$(5,270)	$4,527,360

The fair value and gross unrealized losses on the available-for-sale securities that have been in an unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of April 1, 2012, are summarized in the following table (in thousands).

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and government agency securities	$42,145	$(12)	$—	$—
U.S. government-sponsored agency securities	61,020	(27)	—	—
Corporate notes and bonds	170,152	(516)	—	—
Asset-backed securities	43,643	(46)	—	—
Mortgage-backed securities	1,537	(2)	—	—
Municipal notes and bonds	351,766	(1,524)	17,073	(31)
Total	$670,263	$(2,127)	$17,073	$(31)

The gross unrealized loss related to U.S. Treasury and government agency securities, corporate and municipal notes and bonds, asset-backed securities and mortgage-backed securities was primarily due to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at April 1, 2012 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities (in thousands).

	Three months ended
	April 1, 2012	April 3, 2011
Gross realized gains	$1,075	$3,025
Gross realized losses	(552)	(130)

Fixed income securities by contractual maturity as of April 1, 2012 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$1,715,635	$1,718,840
Due after one year through five years	2,781,564	2,803,621
Total	$4,497,199	$4,522,461

For certain of the Company’s other financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and the fair values, which are based on quoted market prices (in thousands). These financial instruments were categorized as Level 1 as of both April 1, 2012 and January 1, 2012.

	April 1, 2012		January 1, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
1% Sr. Convertible Notes due 2013	$865,412	$922,493	$852,146	$914,140
1.5% Sr. Convertible Notes due 2017	761,822	1,183,390	752,765	1,177,500
Total	$1,627,234	$2,105,883	$1,604,911	$2,091,640

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Derivatives and Hedging Activities

The Company uses derivative instruments primarily to manage exposures to foreign currency. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The program is not designated for trading or speculative purposes. The Company’s derivatives expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across several major financial institutions. The potential risk of loss with any one counterparty resulting from this type of credit risk is monitored by the Company on an ongoing basis.

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

Cash Flow Hedges. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income(expense) immediately. As of April 1, 2012, the Company had forward contracts in place to hedge future purchases of approximately 92.0 billion Japanese yen, or approximately $1.12 billion based upon the exchange rate as of April 1, 2012, and the net unrealized loss on the effective portion of these cash flow hedges was $59.3 million. The forward contracts cover a portion of the Company’s future Japanese yen purchases that are expected to occur during the remainder of fiscal year 2012.

Other Derivatives. Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at April 1, 2012 with realized and unrealized gains and losses included in other income (expense). As of April 1, 2012, the Company had foreign currency forward contracts hedging exposures in European euros, British pounds and Japanese yen. Foreign currency forward contracts were outstanding to buy and (sell) U.S. dollar equivalents of approximately $277.3 million and ($140.8) million in foreign currencies, respectively, based upon the exchange rates at April 1, 2012.

The Company currently has currency swap transactions with various counterparties to exchange Japanese yen for U.S. dollars that require the Company to comply with certain covenants, the strictest of which is to maintain a minimum liquidity of $1.5 billion on or prior to June 24, 2012 and $1.0 billion thereafter. Liquidity is defined as the sum of the Company’s cash and cash equivalents and short and long-term marketable securities. These currency swap transactions have a combined notional amount of ($207.9) million.  Currency swap transaction contracts were outstanding to buy and (sell) U.S. dollar equivalents of approximately $158.1 million and ($366.0) million in foreign currencies, respectively, based upon the exchange rates at April 1, 2012. Should the Company fail to comply with these covenants, the Company may be required to settle the unrealized gain or loss on the foreign exchange contracts prior to the original maturity date. The Company was in compliance with these covenants as of April 1, 2012.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivative Contracts. Fair value of derivative contracts as of April 1, 2012 and January 1, 2012 were as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	April 1, 2012	January 1, 2012	April 1, 2012	January 1, 2012
Designated cash flow hedges
Foreign exchange contracts	$—	$14,890	$—	$—
	—	14,890	—	—
Foreign exchange contracts not designated	13,201	6,203	25	—
Total derivatives	$13,201	$21,093	$25	$—

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	April 1, 2012	January 1, 2012	April 1, 2012	January 1, 2012
Designated cash flow hedges
Foreign exchange contracts	$59,341	$3,265	$—	$—
	59,341	3,265	—	—
Foreign exchange contracts not designated	42,662	36,780	1,039	5,790
Total derivatives	$102,003	$40,045	$1,039	$5,790

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges. The impact of the effective portion of designated cash flow derivative contracts on the Company’s results of operations for the three months ended April 1, 2012 and April 3, 2011 was as follows (in thousands):

	Amount of loss recognized in OCI		Amount of gain reclassified from OCI to earnings
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Foreign exchange contracts	$(69,061)	$(26,551)	$6,314	$2,694
Equity market risk contract	—	(1,475)	—	—

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

The following table includes the ineffective portion of designated cash flow derivative contracts and the forward points excluded for the purposes of cash flow hedging designation recognized in other income (expense) (in thousands):

	Three months ended
	April 1, 2012	April 3, 2011
Foreign exchange contracts	$(4,447)	$(1,810)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows (in thousands):

	Three months ended
	April 1, 2012	April 3, 2011
Gain on foreign exchange contracts including forward point income	$4,962	$9,660
Loss from revaluation of foreign currency exposures hedged by foreign exchange contracts	(4,211)	(10,829)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Balance Sheet Information

Accounts Receivable from Product Revenues, net. Accounts receivable from product revenues, net, were as follows (in thousands):

	April 1, 2012	January 1, 2012
Trade accounts receivable	$524,517	$692,702
Allowance for doubtful accounts	(4,355)	(5,717)
Price protection, promotions and other activities	(157,582)	(165,222)
Total accounts receivable from product revenues, net	$362,580	$521,763

Inventory. Inventory was as follows (in thousands):

	April 1, 2012	January 1, 2012
Raw material	$489,769	$398,308
Work-in-process	111,785	89,332
Finished goods	162,449	190,742
Total inventory	$764,003	$678,382

Other Current Assets. Other current assets were as follows (in thousands):

	April 1, 2012	January 1, 2012
Royalty and other receivables	$8,862	$53,443
Other non-trade receivable	20,272	26,875
Prepaid expenses	14,391	17,274
Tax-related receivables	114,856	67,157
Prepayment to Flash Forward	20,577	20,577
Other current assets	13,201	21,093
Total other current assets	$192,159	$206,419

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Ventures were as follows (in thousands):

	April 1, 2012	January 1, 2012
Notes receivable, Flash Partners Ltd.	$212,766	$291,564
Notes receivable, Flash Alliance Ltd.	913,070	973,176
Notes receivable, Flash Forward Ltd.	79,027	32,396
Investment in Flash Partners Ltd.	240,879	258,184
Investment in Flash Alliance Ltd.	345,632	368,459
Investment in Flash Forward Ltd.	30,467	19,516
Total notes receivable and investments in Flash Ventures	$1,821,841	$1,943,295

Equity-method investments and the Company’s maximum loss exposure related to Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) are discussed further in Note 11, “Commitments, Contingencies and Guarantees – Flash Partners, Flash Alliance and Flash Forward” and Note 12, “Related Parties and Strategic Investments.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known. Impairments, when required, are recorded in other income (expense). The Company makes or will make long-term loans to Flash Ventures to fund new process technologies and additional wafer capacities. The Company aggregates its Flash Ventures Notes Receivables into one class of financing receivable due to the similar ownership interest in Flash Ventures and common structure. For all reporting periods presented, no loans were past due and no loan impairments were recorded.

Other Non-Current Assets. Other non-current assets were as follows (in thousands):

	April 1, 2012	January 1, 2012
Prepaid tax on intercompany transactions	$45,396	$46,489
Prepayment to Flash Forward	20,577	29,396
Convertible note issuance costs	12,066	12,992
Deposits	6,508	6,375
Long-term prepaid income tax	63,008	3,956
Other non-current assets	25,695	23,407
Total other non-current assets	$173,250	$122,615

Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	April 1, 2012	January 1, 2012
Accrued payroll and related expenses	$79,006	$132,182
Derivative contract payables	102,003	40,045
Taxes payable	11,304	61,144
Other accrued liabilities	107,081	104,146
Total other current accrued liabilities	$299,394	$337,517

Non-current liabilities. Non-current liabilities were as follows (in thousands):

	April 1, 2012	January 1, 2012
Deferred tax liability	$34,847	$44,262
Income tax liabilities	217,455	218,994
Deferred credits on intercompany transactions	68,335	67,926
Other non-current liabilities	131,144	84,342
Total non-current liabilities	$451,781	$415,524

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets and the activity was as follows (in thousands):

	Three months ended
	April 1, 2012	April 3, 2011
Balance, beginning of period	$26,957	$24,702
Additions and adjustments to cost of product revenues	10,406	559
Usage	(5,244)	(4,056)
Balance, end of period	$32,119	$21,205

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accumulated Other Comprehensive Income. Accumulated other comprehensive income presented in the accompanying Condensed Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and hedging activities, net of tax, for all periods presented (in thousands):

	April 1, 2012	January 1, 2012
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$16,067	$10,849
Foreign currency translation	212,002	300,788
Hedging activities	(54,311)	21,064
Total accumulated other comprehensive income	$173,758	$332,701

The amount of income tax (benefit) expense allocated to unrealized gain on available-for-sale investments, hedging activities and foreign currency translation was as follows (in thousands):

	Three months ended
	April 1, 2012	April 3, 2011
Available-for-sale investments	$2,993	$1,681
Foreign currency translation	(14,195)	(7,373)
Hedging activities	—	(538)
	$(11,202)	$(6,230)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Goodwill and Intangible Assets

Goodwill. Goodwill balances as of April 1, 2012 and January 1, 2012 are presented below (in thousands):

Carrying Amount
Balance as of January 1, 2012	$154,899
Acquisition of FlashSoft Corporation	42,770
Balance as of April 1, 2012	$197,669

Goodwill increased by approximately $42.8 million due to the Company’s acquisition of 100% of the outstanding shares of FlashSoft Corporation (“FlashSoft”), a provider of software caching solutions, on February 13, 2012. The acquisition of FlashSoft adds software caching solutions to the Company’s growing portfolio of enterprise market solutions. The goodwill resulted from expected synergies from the transaction, including the Company’s resources and complementary products and is not deductible for tax purposes. The preliminary estimates of fair value for the liabilities assumed from the acquisition is subject to change as the Company obtains additional information related to certain legal contingency matters during the respective measurement period (up to one year from the acquisition date).

Intangible Assets. Intangible asset balances are presented below (in thousands):

	April 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$79,800	$(79,800)	$—
Developed product technology	189,300	(39,294)	150,006
Trademarks	5,700	(924)	4,776
Customer relationships	12,200	(5,168)	7,032
Covenants not to compete	3,100	(455)	2,645
Acquisition-related intangible assets	290,100	(125,641)	164,459
Technology licenses and patents	133,340	(46,905)	86,435
Total intangible assets subject to amortization	423,440	(172,546)	250,894
Acquired in-process research and development	36,900	—	36,900
Total intangible assets	$460,340	$(172,546)	$287,794

	January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$79,800	$(75,349)	$4,451
Developed product technology	172,800	(30,014)	142,786
Trademarks	5,300	(633)	4,667
Customer relationships	12,200	(3,643)	8,557
Covenants not to compete	700	(209)	491
Acquisition-related intangible assets	270,800	(109,848)	160,952
Technology licenses and patents	131,340	(40,801)	90,539
Total intangible assets subject to amortization	402,140	(150,649)	251,491
Acquired in-process research and development	36,200	—	36,200
Total intangible assets	$438,340	$(150,649)	$287,691

Acquisition-related intangible assets increased in the three months ended April 1, 2012 due to the acquisition of FlashSoft.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The annual expected amortization expense of intangible assets as of April 1, 2012, excluding acquired in-process research and development, is presented below (in thousands):

	Estimated Amortization Expense
	Acquisition-related Intangible Assets	Technology Licenses and Patents
Fiscal year:
2012 (remaining nine months)	$33,986	$18,478
2013	41,463	23,337
2014	37,630	21,231
2015	37,465	20,056
2016	13,915	3,333
Total intangible assets subject to amortization	$164,459	$86,435

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt (in thousands):

	April 1, 2012	January 1, 2012
1% Notes due 2013	$1,150,000	$1,150,000
Less: Notes redeemed (valued at par)	(221,939)	(221,939)
Unamortized interest discount	(62,649)	(75,915)
Net carrying amount of 1% Notes due 2013	865,412	852,146

1.5% Notes due 2017	1,000,000	1,000,000
Less: Unamortized interest discount	(238,178)	(247,235)
Net carrying amount of 1.5% Notes due 2017	761,822	752,765
Total convertible long-term debt	$1,627,234	$1,604,911

1% Convertible Senior Notes Due 2013. In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due May 15, 2013 (the “1% Notes due 2013”) at par and has subsequently repurchased $221.9 million of principal amount of these notes. The 1% Notes due 2013 may be converted, under certain circumstances, based on an initial conversion rate of 12.1426 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share). The net proceeds to the Company from the offering of the 1% Notes due 2013 were $1.13 billion. As of April 1, 2012, the Company had $928.1 million outstanding in aggregate principal amount at par.

The Company separately accounts for the liability and equity components of the 1% Notes due 2013. The principal amount of the liability component of $753.5 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $394.3 million as of April 1, 2012 and January 1, 2012.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the discount on the liability component of the 1% Notes due 2013 (in thousands):

	Three months ended
	April 1, 2012	April 3, 2011
Contractual interest coupon	$2,319	$2,874
Amortization of bond issuance costs	696	857
Amortization of bond discount	13,025	14,994
Total interest cost recognized	$16,040	$18,725

The effective interest rate on the liability component of the 1% Notes due 2013 was 7.4% for each of the three months ended April 1, 2012 and April 3, 2011.  The remaining bond discount of $62.6 million as of April 1, 2012 will be amortized over the remaining life of the 1% Notes due 2013, which is approximately 1.1 years.

Concurrent with the issuance of the 1% Notes due 2013, the Company sold warrants to acquire shares of its common stock at an exercise price of $95.03 per share. Due to the repurchase of a portion of the outstanding 1% Notes due 2013 in fiscal year 2011, the Company unwound a pro-rata portion of the warrants. The counterparties may now purchase up to 11.3 million shares of the Company’s common stock at an exercise price of $95.03 per share. As of April 1, 2012, the warrants had an expected life of approximately 1.4 years and will expire on 20 different dates from August 23, 2013 through September 20, 2013. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. In addition, at issuance, counterparties agreed to sell to the Company up to approximately 14.0 million shares of its common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share. As of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2012, the remaining warrants had not been exercised and remain outstanding. Due to the repurchase of a portion of the outstanding 1% Notes due 2013 in fiscal year 2011, the Company unwound a pro-rata portion of the convertible bond hedge. The Company may now purchase up to 11.3 million shares of its common stock at a conversion price of $82.36 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by it upon conversion of the 1% Notes due 2013. As of April 1, 2012, the Company had not purchased any shares under the remaining convertible bond hedge agreement.

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

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017. The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $294.0 million as of April 1, 2012, unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the discount on the liability component of the 1.5% Notes due 2017 (in thousands):

	Three months ended
	April 1, 2012	April 3, 2011
Contractual interest coupon	$3,750	$3,750
Amortization of bond issuance costs	667	681
Amortization of bond discount	8,861	8,371
Total interest cost recognized	$13,278	$12,802

The effective interest rate on the liability component was 6.85% for each of the three months ended April 1, 2012 and April 3, 2011. The remaining unamortized interest discount of $238.2 million as of April 1, 2012 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 5.4 years.

Concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to acquire shares of its common stock at an exercise price of $73.33 per share. As of April 1, 2012, the warrants had an expected life of approximately 5.7 years and will expire on 40 different dates from November 13, 2017 through January 10, 2018. At each expiration date, the Company may, at its option, elect to settle the warrants on a net share basis. As of April 1, 2012, the warrants had not been exercised and remain outstanding. In addition, counterparties agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. As of April 1, 2012, the Company had not purchased any shares under this convertible bond hedge agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Share Repurchase Program

During the fourth quarter of fiscal year 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s outstanding common stock over a period of up to five years. Under this program, the Company has cumulatively repurchased 1.4 million shares for $64.9 million, of which during the three months ended April 1, 2012, the Company repurchased 1.3 million shares for an aggregate purchase price of $60.9 million. As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions. These arrangements generally require the Company to make an up-front cash payment in exchange for the right to receive shares of its common stock or cash at the expiration of the agreement, dependent upon the closing price of the Company’s common stock at the settlement date. In the first quarter of fiscal year 2012, the Company entered into structured share repurchase arrangements which required an upfront cash payment of $20.0 million. These arrangements settled within the quarter and resulted in zero stock repurchases and the Company receiving a net $1.1 million cash payment, which was recorded as a component of capital in excess of par value in the Company’s Condensed Consolidated Balance Sheet. As of April 1, 2012, the Company had approximately $435 million remaining under this share repurchase program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Share-based Compensation

Share-Based Plans. The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employee service providers. This program includes incentive and non-statutory stock option awards, stock appreciation right awards, restricted stock awards, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. These awards are granted under various programs, all of which are stockholder approved. Stock option awards generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 12 quarters of continued service. Restricted stock unit awards generally vest in equal annual installments over a 4-year period. Initial grants to non-employee board members under the automatic grant program vest over a 4-year period and subsequent grants to non-employee board members generally vest over a 1-year period in accordance with the specific vesting provisions set forth in that program. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lower.

FlashSoft Corporation Amended and Restated 2011 Equity Plan. The FlashSoft Corporation Amended and Restated 2011 Equity Plan was assumed pursuant to the Company’s acquisition of FlashSoft on February 13, 2012. Unvested restricted stock unit awards that were outstanding under this plan on February 13, 2012 were assumed by the Company and will be governed by the existing terms of the plan. Restricted stock unit awards granted under this plan generally vest in equal annual installments over a 4-year period.

Valuation Assumptions. The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares issued to employees was estimated using the following weighted average assumptions:

	Three months ended
	April 1, 2012	April 3, 2011
Option Plan Shares
Dividend yield	None	None
Expected volatility	0.43	0.43
Risk-free interest rate	0.62%	1.72%
Expected term	4.3 years	4.3 years
Estimated annual forfeiture rate	8.57%	7.32%
Weighted average fair value at grant date	$17.09	$17.94

Employee Stock Purchase Plan Shares
Dividend yield	None	None
Expected volatility	0.38	0.43
Risk-free interest rate	0.15%	0.17%
Expected term	½ year	½ year
Weighted average fair value at purchase date	$12.24	$13.79

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of April 1, 2012 and changes during the three months ended April 1, 2012 is presented below (in thousands, except exercise price and contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at January 1, 2012	17,559	$36.55	3.4	$257,251
Granted	1,895	47.92
Exercised	(1,694)	25.69		39,385
Forfeited	(88)	32.00
Expired	(60)	56.96
Options and SARs outstanding at April 1, 2012	17,612	38.78	3.7	223,551
Options and SARs vested and expected to vest after April 1, 2012, net of forfeitures	16,817	38.59	3.6	217,966
Options and SARs exercisable at April 1, 2012	10,840	39.05	2.4	146,504

At April 1, 2012, the total compensation cost related to stock options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $80.3 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.7 years.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plans during the three months ended April 1, 2012 is presented below (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at January 1, 2012	2,051	$40.22	$100,913
Granted	1,222	47.78
Vested	(521)	48.17	25,111
Forfeited	(31)	42.66
Assumed through acquisition	59	46.63
Non-vested share units at April 1, 2012	2,780	44.27	137,852

As of April 1, 2012, the Company had approximately $95.7 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 3.2 years.

Employee Stock Purchase Plan. At April 1, 2012, there was approximately $3.4 million of total unrecognized compensation cost related to the Company’s ESPP that is expected to be recognized over a period of approximately 0.4 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense (in thousands):

	Three months ended
	April 1, 2012	April 3, 2011
Share-based compensation expense by caption:
Cost of product revenues	$1,537	$943
Research and development	10,027	7,244
Sales and marketing	3,629	2,174
General and administrative	3,887	4,230
Total share-based compensation expense	19,080	14,591
Total tax benefit recognized	(5,169)	(4,383)
Decrease in net income	$13,911	$10,208

Share-based compensation expense by type of award:
Stock options and SARs	$9,216	$8,683
RSUs	7,894	3,839
ESPP	1,970	2,069
Total share-based compensation expense	19,080	14,591
Total tax benefit recognized	(5,169)	(4,383)
Decrease in net income	$13,911	$10,208

Share-based compensation expense of $1.8 million and $1.4 million related to manufacturing personnel was capitalized into inventory as of April 1, 2012 and January 1, 2012, respectively.

The total grant date fair value of options and RSUs vested was as follows (in thousands):

	Three months ended
	April 1, 2012	April 3, 2011
Fair value of options vested	$14,760	$11,942
Fair value of RSUs vested	19,301	9,117
Total fair value of options and RSUs vested	$34,061	$21,059

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Provision for Income Taxes

The following table presents the provision for income taxes and the effective tax rate (in thousands, except percentages):

	Three months ended
	April 1, 2012	April 3, 2011
Provision for income taxes	$52,163	$106,804
Effective tax rate	31.3%	32.3%

The provision for income taxes for the three months ended April 1, 2012 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to the Company’s Irish, Chinese, Israeli and Japanese entities. The provision for income taxes for the three months ended April 1, 2012 is lower compared to the same period in fiscal year 2011 as a result of lower profit before tax in the three months ended April 1, 2012, combined with changes in the composition of operating income by tax jurisdiction, partially offset by suspension of benefits from research and development credits in the current year. As of April 1, 2012, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $184.1 million and $185.8 million as of April 1, 2012 and January 1, 2012, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $82.6 million at April 1, 2012. Income tax expense for the first quarter of fiscal years 2012 and 2011 included interest and penalties of $0.8 million and $0.6 million, respectively.

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions.  In February 2012, the Internal Revenue Service (“IRS”) completed its field audit of the Company’s federal income tax returns for the years 2005 through 2008 and issued the Revenue Agent’s Report.  The most significant proposed adjustments are comprised of related party transactions between the U.S. parent company and its foreign subsidiaries.  The Company is contesting these adjustments through the IRS Appeals Office.

The Company strongly believes the IRS’s position regarding the intercompany transactions is inconsistent with applicable tax laws, judicial precedent and existing Treasury regulations, and that the Company’s previously reported income tax provisions for the years in question are appropriate.  The Company believes that an adequate provision has been made for the adjustments from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner that is not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

In addition, the Company is currently under audit by various state and international tax authorities.  The Company cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not have a material effect on its financial position, results of operations or liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended
	April 1, 2012	April 3, 2011
Numerator for basic net income per share:
Net income	$114,385	$224,124
Denominator for basic net income per share:
Weighted average common shares outstanding	242,883	237,473
Basic net income per share	$0.47	$0.94

Numerator for diluted net income per share:
Net income	$114,385	$224,124
Denominator for diluted net income per share:
Weighted average common shares outstanding	242,883	237,473
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and warrants (assuming proceeds would be used to purchase common stock), and RSUs	4,219	5,931
Shares used in computing diluted net income per share	247,102	243,404
Diluted net income per share	$0.46	$0.92

Anti-dilutive shares excluded from net income per share calculation	68,352	71,807

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments, Contingencies and Guarantees

Flash Partners. The Company has a 49.9% ownership interest in Flash Partners Ltd. (“Flash Partners”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2004. As of April 1, 2012, the Company had notes receivable from Flash Partners of $212.8 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners using the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” At April 1, 2012 and January 1, 2012, the Company had an equity investment in Flash Partners of $240.9 million and $258.2 million, respectively, denominated in Japanese yen, offset by $69.8 million and $85.8 million, respectively, of cumulative translation adjustments recorded in accumulated OCI. In the three months ended April 1, 2012 and April 3, 2011, the Company recorded a basis adjustment of $1.3 million and $1.4 million, respectively, to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

Flash Alliance. The Company has a 49.9% ownership interest in Flash Alliance Ltd. (“Flash Alliance”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2006. As of April 1, 2012, the Company had notes receivable from Flash Alliance of $913.1 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance using the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” At April 1, 2012 and January 1, 2012, the Company had an equity investment in Flash Alliance of $345.6 million and $368.5 million, respectively, denominated in Japanese yen, offset by $69.6 million and $92.6 million, respectively, of cumulative translation adjustments recorded in accumulated OCI. In the three months ended April 1, 2012 and April 3, 2011, the Company recorded a basis adjustment of $4.0 million and $11.4 million, respectively, to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

Flash Forward. The Company has a 49.9% ownership interest in Flash Forward Ltd. (“Flash Forward”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2010. As of April 1, 2012, the Company had notes receivable from Flash Forward of $79.0 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward using the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” At April 1, 2012 and January 1, 2012, the Company had an equity investment in Flash Forward of $30.5 million and $19.5 million , respectively, denominated in Japanese yen, offset by ($0.5) million and $1.1 million, respectively, of cumulative translation adjustments recorded in accumulated OCI. As of April 1, 2012, Phase 1 of Fab 5 was equipped to approximately 30% of eventual capacity and we had invested in 50% of that capacity.  The equipped portion of Fab 5 is running at full utilization. The Company does not plan to invest in further Fab 5 capacity expansion for the remainder of fiscal year 2012.

Inventory Purchase Commitments with Flash Ventures. Purchase orders placed under Flash Ventures for up to three months are binding and cannot be canceled. These outstanding purchase commitments are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Liabilities

Flash Ventures. Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements totaling 364.2 billion Japanese yen, or approximately $4.43 billion based upon the exchange rate at April 1, 2012. As of April 1, 2012, the total amount outstanding from these master leases was 121.2 billion Japanese yen, or approximately $1.47 billion based upon the exchange rate at April 1, 2012, of which the amount of the Company’s guarantee obligation of the Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 60.6 billion Japanese yen, or approximately $737 million based upon the exchange rate at April 1, 2012.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”). As of April 1, 2012, Flash Ventures was in compliance with all of its master lease covenants. As of April 1, 2012, the Company’s R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I; and the Company’s S&P credit rating was BB, one notch above the required minimum corporate rating threshold from S&P. If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, the Company’s stockholders’ equity falls below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Ventures master lease agreements.

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both original and refinanced leases) in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at April 1, 2012.

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Yen in billions)	(Dollars in thousands)
Flash Partners
March 2007	Original	¥2.1	$25,039	2012
February 2008	Original	1.8	21,620	2013
April 2010	Refinanced	2.2	27,024	2014
January 2011	Refinanced	3.9	46,908	2014
November 2011	Refinanced	8.4	102,266	2014
March 2012	Refinanced	3.3	40,121	2015
		21.7	262,978
Flash Alliance
November 2007	Original	8.9	107,862	2013
June 2008	Original	13.4	163,524	2013
		22.3	271,386
Flash Forward
November 2011	Original	16.6	202,200	2016
Total guarantee obligations		¥60.6	$736,564

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of April 1, 2012 in U.S. dollars based upon the yen/dollar exchange rate at April 1, 2012 (in thousands).

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$200,206	$117,372	$317,578
Year 2	108,439	101,606	210,045
Year 3	71,620	56,593	128,213
Year 4	27,340	—	27,340
Year 5	20,601	32,787	53,388
Total guarantee obligations	$428,206	$308,358	$736,564

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of April 1, 2012, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of April 1, 2012 or January 1, 2012, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third-party patents. The Company has not made any indemnification payments under any such agreements and as of April 1, 2012, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at April 1, 2012, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of April 1, 2012 are as follows (in thousands):

	Total		1 Year or Less (9 months)	2 - 3 Years (Fiscal 2013 and 2014)	4 –5 Years (Fiscal 2015 and 2016)	More than 5 Years (Beyond Fiscal 2016)
Facility and other operating leases	$19,988	(5)	$6,400	$9,377	$4,211	$—
Flash Partners (1)	763,086	(5)(6)	201,189	353,479	128,782	79,636
Flash Alliance (1)	1,670,327	(5)(6)	414,540	770,731	396,241	88,815
Flash Forward (1)	764,778	(5)(6)	258,429	263,327	202,123	40,899
Toshiba research and development	174,845	(5)	108,565	51,280	15,000	—
Capital equipment purchase commitments	61,280		60,800	438	42	—
1% Convertible senior notes principal and interest (2)	941,982		9,281	932,701	—	—
1.5% Convertible senior notes principal and interest (3)	1,082,500		7,500	30,000	30,000	1,015,000
Operating expense commitments	58,011		54,760	3,251	—	—
Noncancelable production purchase commitments (4)	320,807	(5)	320,807	—	—	—
Total contractual cash obligations	$5,857,604		$1,442,271	$2,414,584	$776,399	$1,224,350

(1)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses. Funding commitments assume no additional operating lease guarantees; new operating lease guarantees can reduce funding commitments.

(2)
In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Notes due 2013. The Company will pay cash interest on the outstanding notes at an annual rate of 1.0%, payable semi-annually on May 15 and November 15 of each year until May 15, 2013. In fiscal year 2011, the Company redeemed $221.9 million of the outstanding notes.

(3)
In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Notes due 2017. The Company will pay cash interest on the outstanding notes at an annual rate of 1.5%, payable semi-annually on August 15 and February 15 of each year until August 15, 2017.

(4)	Includes Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(5)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at April 1, 2012.

(6)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are as follows (in thousands):

April 1, 2012
Guarantee of Flash Ventures equipment leases (1)	$736,564

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 60.6 billion Japanese yen, or approximately $737 million based upon the exchange rate at April 1, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has excluded $217.5 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at April 1, 2012. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2012 through fiscal year 2016. Future minimum lease payments are presented below (in thousands):

April 1, 2012
Fiscal year:
2012 (remaining 9 months)	$6,769
2013	5,925
2014	4,507
2015	3,686
2016	1,236
22,123
Sublease income to be received in the future under noncancelable subleases	(2,135)
Net operating leases	$19,988

Net rent expense was as follows (in thousands):

	Three months ended
	April 1, 2012	April 3, 2011
Rent expense, net	$1,113	$1,896

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Related Parties and Strategic Investments

Flash Ventures with Toshiba. The Company owns 49.9% of each entity within Flash Ventures and accounts for its ownership position under the equity method of accounting. The Company’s obligations with respect to the Flash Ventures master lease agreements, take-or-pay supply arrangements and research and development cost sharing are described in Note 11, “Commitments, Contingencies and Guarantees.” The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments. Flash Ventures are variable interest entities. The Company evaluated whether it is the primary beneficiary of any of the entities within Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities. In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities. The Company concluded based upon its 49.9% ownership in Flash Ventures, the voting structure of Flash Ventures and the manner in which the day-to-day operations of Flash Ventures are conducted that the Company lacked the power to direct most of the activities that most significantly impact Flash Ventures’ economic performance.

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures totaling $687.4 million and $812.5 million in the three months ended April 1, 2012 and April 3, 2011, respectively. The Company received loan repayments from Flash Ventures of $63.8 million and $85.1 million in the three months ended April 1, 2012 and April 3, 2011, respectively. At April 1, 2012 and January 1, 2012, the Company had accounts payable balances due to Flash Ventures of $200.7 million and $275.8 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below (in millions).

	April 1, 2012	January 1, 2012
Notes receivable	$1,205	$1,297
Equity investments	617	646
Operating lease guarantees	737	732
Prepayments	41	50
Maximum loss exposure	$2,600	$2,725

Solid State Storage Solutions LLC. During the second quarter of fiscal year 2007, the Company formed Solid State Storage Solutions LLC (“S4”), a venture with third parties to license intellectual property. S4 qualifies as a variable interest entity. The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented. The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities. S4’s assets and liabilities were not material to the Company’s Condensed Consolidated Balance Sheets as of April 1, 2012 and January 1, 2012.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The District Court entered an amended final judgment dismissing these actions on March 29, 2011. The Company filed a timely notice of appeal from that judgment on April 19, 2011, and the appeal was argued before the U.S. Court of Appeals for the Federal Circuit on March 7, 2012.

Patent Infringement Litigation Initiated by SanDisk. On May 4, 2010, the Company filed a Complaint for patent infringement in the U.S. District Court for the Western District of Wisconsin (the “District Court”) against Kingston and Imation. The Company has since dismissed its claims against Imation in light of a confidential settlement agreement between the parties. In this action, the Company asserts U.S. Patent Nos. 7,397,713; 7,492,660; 7,657,702; 7,532,511; 7,646,666; 7,646,667; and 6,968,421. The Company seeks damages and injunctive relief. Kingston has answered the Complaint denying infringement and raising several affirmative defenses and related counterclaims. These defenses and related counterclaims include, among others, non-infringement, invalidity, implied license, express license, unenforceability for alleged patent misuse, lack of standing and bad faith litigation. Kingston also asserted antitrust counterclaims against the Company alleging monopolization, attempted monopolization and agreement in restraint of trade, all under the Sherman Act. Kingston also asserted state law unfair competition counterclaims. The Company has denied Kingston’s counterclaims. The District Court issued a Markman Order construing certain claim terms of the patents on March 16, 2011. On June 10, 2011, the Company filed a motion seeking a summary judgment in connection with Kingston’s antitrust counterclaims and Kingston’s implied license defense. On June 10, 2011, Kingston filed a motion seeking a summary judgment of non-infringement concerning all of the Company’s asserted patent claims, invalidity of certain of those claims, and in connection with certain of the Company’s damages claims. On August 12, 2011, the District Court granted Kingston’s motion for summary judgment as to all of the Company’s infringement claims. On October 13, 2011, the District Court granted the Company’s motion for summary judgment on Kingston’s monopolization and attempted monopolization counterclaims, but denied the Company’s motion for summary judgment on Kingston’s federal agreement-in-restraint-of-trade counterclaim and state law unfair competition counterclaim. A bench trial on Kingston’s remaining counterclaims was held the week of November 7, 2011. On March 27, 2012, the District Court issued a decision finding in favor of the Company on Kingston’s remaining federal antitrust and state law unfair competition counterclaims. The District Court issued a final judgment on April 20, 2012, entering judgment in Kingston’s favor on all of the Company’s infringement claims and judgment in the Company’s favor on all of Kingston’s federal antitrust and state law unfair competition counterclaims. On April 30, 2012, Kingston filed a notice of appeal. The last day for the Company to file a notice of appeal is May 21, 2012.

Patent Infringement Litigation Initiated by SanDisk (United Kingdom). On April 4, 2011, following the detention by Customs Authorities in the United Kingdom of several consignments of Universal Serial Bus (“USB”) flash drive products imported by Kingston Digital Europe Limited (“Kingston”), SanDisk IL Ltd. and the Company commenced patent infringement proceedings against Kingston in the Patents Court in the Chancery Division of the High Court. The subject matter of the proceedings concerns Kingston USB flash drive products suspected of infringing three Company patents, being European patents (UK) numbered 1,092,193, 1,548,604 and 1,746,513. The Company seeks injunctive relief, damages, costs and associated remedies in those proceedings. A further related company, Kingston Technology Europe Limited, was initially named in the proceedings but was removed after Kingston admitted to all importation of the relevant products. Kingston filed

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

its Defence (i.e., Defense) on May 19, 2011 denying infringement and seeking revocation of all three patents. The Company joined issue with Kingston’s allegations in its Reply and Defence to Counterclaim served on July 6, 2011. Two further Kingston companies (Kingston Technology Co., Inc and Kingston Technology Corporation) were added to the proceedings by Court Order dated March 15, 2012. Trial is scheduled to commence the week of October 8, 2012.

Patent Litigation Initiated By SanDisk.  On October 27, 2011, in response to infringement allegations by Round Rock Research LLC, the Company filed a lawsuit against Round Rock in the U.S. District Court for the Northern District of California (the “District Court”).  The lawsuit seeks a declaratory judgment that eleven Round Rock patents are invalid and/or not infringed by flash memory products sold by the Company.  On November 22, 2011, Round Rock filed a motion to dismiss the case for alleged lack of personal jurisdiction, which the District Court denied on February 16, 2012. On March 1, 2012, Round Rock filed its answer and counterclaims alleging that the Company is infringing the eleven patents that are the subject of the Company’s declaratory judgment complaint. Trial is scheduled to commence the week of February 17, 2014. On May 3, 2012, the Company amended its declaratory judgment complaint to include an additional Round Rock patent, which the Company claims is invalid and/or is not infringed by flash memory products sold by the Company.  On May 3, 2012, Round Rock filed a lawsuit against the Company in the U.S. District Court for the District of Delaware, asserting that the Company is infringing eleven patents.  The patents being asserted against the Company in the lawsuit in the District of Delaware include one patent that is also being litigated between the parties in the action pending in the Northern District of California.

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

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The Amended Complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss which resulted in Dr. Harari being dismissed as a defendant. In addition, the Company filed a motion requesting that the District Court certify for immediate interlocutory appeal the portion of its Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. The Company answered the Complaint on March 10, 2011, denying all of Ritz’s allegations of wrongdoing. On September 7, 2011, the District Court granted the Company’s motion to certify for interlocutory appeal. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On January 13, 2012, the Federal Circuit granted the Company’s petition for permission to file an interlocutory appeal and, on April 2, 2012, the Company filed its opening brief on appeal.

Samsung Federal Antitrust Action Against Panasonic and SD-3C. On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed this action in the U.S. District Court for the Northern District of California (the “District Court”) alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SD-3C, LLC (“SD-3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws. Such claims are based on, inter alia, alleged conduct related to the licensing practices and operations of SD-3C. The Complaint further seeks a declaration that Panasonic and SD-3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable. The Company is not named as a defendant in this case, but it established SD-3C along with Panasonic and Toshiba Corporation (“Toshiba”), and the Complaint includes various factual allegations concerning the Company. Defendants filed a motion to dismiss on September 24, 2010, and thereafter Samsung filed a First Amended Complaint (“FAC”) on October 14, 2010, which was also based on alleged conduct related to the licensing practices and operations of the SD-3C, and contained the same claims as the original Complaint. On August 25, 2011, the District Court granted defendants’ motion to dismiss the FAC. The District Court dismissed the patent misuse claim with prejudice, but gave Samsung leave to amend its other claims.  On September 16, 2011, Samsung filed its Second Amended Complaint (“SAC”), which continued to assert claims based on alleged conduct related to the licensing practices and operations of the SD-3C and contained the same claims as the original complaint, except for the patent misuse claim. The defendants filed a motion to dismiss the SAC on October 6, 2011. By Order dated January 3, 2012, the Court granted defendants’ motion without leave to amend. Samsung filed a notice of appeal, dated January 25, 2012, and on May 4, 2012, Samsung filed its opening brief on appeal.

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California on behalf of a nationwide class of indirect purchasers of Secure Digital (“SD”) cards alleging various claims against the Company, SD‑3C, Panasonic, Toshiba, and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antirust and unfair competition laws, and common law. Plaintiffs allege the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On November 23, 2011, Plaintiffs filed a First Amended Complaint, and on February 21, 2012, the Company and the other defendants filed a joint motion to dismiss the First Amended Complaint. Plaintiffs filed their opposition to the motion to dismiss on April 7, 2012, and defendants’ reply was filed on May 1, 2012. The Company received two demand letters dated March 30, 2011, and one demand letter dated February 13, 2012, pursuant to Massachusetts General Laws Chapter 93A §9 (“93A Demand Letters”). The letters gave notice of intention to file a class action lawsuit on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, Panasonic; Toshiba, and Toshiba America Electronic Components, Inc. under Massachusetts unfair competition law if the Defendants do not tender a settlement. These letters generally repeat the allegations in the antitrust cases filed against SD‑3C and Panasonic defendants in Samsung Electronics Co., Ltd. v. Panasonic Corp., et al. and against the Company, SD‑3C, Panasonic defendants, and Toshiba defendants in Oliver v. SD-3C LLC, et al. On April 21, 2011, the Company responded to the March 30, 2011 letters detailing their deficiencies. On March 21, 2012, the Company responded to the February 13, 2012 letter similarly detailing its deficiencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report, which are not historical facts, are forward‑looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward‑looking statements are subject to significant risks and uncertainties. Our actual results may differ materially from the results discussed in these forward‑looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in Part II, Item 1A, and elsewhere in this report. Our business, financial condition or results of operations could be materially harmed by any of these or other factors. We undertake no obligation to revise or update any forward‑looking statements to reflect any event or circumstance that arises after the date of this report. References in this report to “SanDisk®,” “we,” “our,” and “us” refer collectively to SanDisk Corporation, a Delaware corporation, and its subsidiaries.

Overview

We are a global leader in flash memory storage solutions. Our goal is to provide simple, reliable and affordable storage solutions for consumer and enterprise use in a wide variety of formats and devices. We sell our products globally to original equipment manufacturers, or OEMs, and retail customers.

We design, develop and manufacture data storage solutions in a variety of form factors using our flash memory, proprietary controller and firmware technologies. We purchase the vast majority of our NAND flash memory supply requirements through our significant flash venture relationships with Toshiba Corporation, or Toshiba, which produce and provide us with leading-edge, low-cost memory wafers. Our removable card products are used in a wide range of consumer electronics devices such as mobile phones, digital cameras, gaming devices and laptop computers. Our embedded flash products are used in mobile phones, tablets, ultrabooks, eReaders, global positioning system, or GPS, devices, gaming systems, imaging devices and computing platforms. For computing platforms, we provide high-speed, high-capacity storage solutions such as solid state drives, or SSDs, that can be used in lieu of hard disk drives.

Our strategy is to be an industry-leading supplier of NAND flash storage solutions and to develop large scale markets for NAND-based storage products. We intend to maintain our technology leadership by investing in advanced technologies and NAND flash memory fabrication capacity in order to produce leading-edge, low-cost NAND flash memory for use in a variety of end-products, including consumer, mobile phone and computing devices. We are a one-stop-shop for our retail and OEM customers, selling in high volumes all major NAND flash storage solutions for our target markets.

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

Our industry is characterized by rapid technology transitions. Since our inception, we have been able to scale NAND flash technology through fifteen generations over approximately twenty-two years. However, the pace at which NAND flash technology is transitioning to new generations is expected to slow due to inherent physical technology limitations. We currently expect to be able to continue to scale our NAND flash technology through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost-effectively with the current NAND flash technology and architecture. We also continue to invest in future alternative technologies, including our 3-Dimensional resistive RAM, or 3D ReRAM, technology, which we believe may be a viable alternative to NAND flash technology, when NAND flash technology can no longer scale at a sufficient rate, or at all. We have made investments in Bit-cost scaleable 3-Dimensional NAND, or BiCS, and other technologies. We believe BiCS technology, if successful, could enable further memory cost reductions beyond the NAND roadmap. However, even when NAND flash technology can no longer scale further, we expect NAND flash technology and potential alternative technologies to coexist for an extended period of time.

Results of Operations

	Three months ended
	April 1, 2012	% of Revenues	April 3, 2011	% of Revenues
	(In millions, except percentages)
Product revenues	$1,106.4	91.8%	$1,210.2	93.5%
License and royalty revenues	99.1	8.2%	84.0	6.5%
Total revenues	1,205.5	100.0%	1,294.2	100.0%
Cost of product revenues	775.3	64.3%	737.5	57.0%
Amortization of acquisition-related intangible assets	13.8	1.1%	5.1	0.4%
Total cost of product revenues	789.1	65.4%	742.6	57.4%
Gross profit	416.5	34.6%	551.6	42.6%
Operating expenses
Research and development	141.0	11.7%	119.5	9.2%
Sales and marketing	49.0	4.1%	47.5	3.7%
General and administrative	32.6	2.7%	35.3	2.7%
Amortization of acquisition-related intangible assets	2.0	0.2%	—	—%
Total operating expenses	224.6	18.7%	202.3	15.6%
Operating income	191.9	15.9%	349.3	27.0%
Other income (expense), net	(25.4)	(2.1%)	(18.4)	(1.4%)
Income before taxes	166.5	13.8%	330.9	25.6%
Provision for income taxes	52.1	4.3%	106.8	8.3%
Net income	$114.4	9.5%	$224.1	17.3%

Product Revenues

	Three months ended
	April 1, 2012	April 3, 2011	Percent Change
	(In millions, except percentages)
OEM	$724.3	$803.4	(9.8%)
Retail	382.1	406.8	(6.1%)
Product revenues	$1,106.4	$1,210.2	(8.6%)

The decrease in our product revenues for the three months ended April 1, 2012, compared to the three months ended April 3, 2011, was due primarily to a decline in average selling price per gigabyte of 45%, partially offset by an increase in gigabytes sold of 65%. OEM product revenues in the three months ended April 1, 2012 decreased compared to the three months ended April 3, 2011 due primarily to decreased revenue from embedded products and cards for mobile devices, primarily influenced by pricing. Partially offsetting these decreases was an increase in revenue from gaming cards and solid state drives. Retail product revenues in the three months ended April 1, 2012 decreased compared to the three months ended April 3, 2011 due primarily to lower sales of cards for the imaging market. Our price decline in the three months ended April 1, 2012 was steeper than in the previous two years, influenced by oversupply in the NAND industry and a shift in our first quarter sales mix to lower-priced channels. We expect a continuation of significant price declines in the second quarter of fiscal year 2012, with a slower decline in average selling price per gigabyte in the second half of fiscal year 2012 as compared to the first half.

Our ten largest customers represented approximately 44% and 50% of our total revenues in the three months ended April 1, 2012 and April 3, 2011, respectively. One customer represented 10% and 13% of our total revenues in the three months ended April 1, 2012 and April 3, 2011, respectively.

Geographical Product Revenues

	Three months ended
	April 1, 2012	% of Product Revenues	April 3, 2011	% of Product Revenues	Percent Change
	(In millions, except percentages)
United States	$151.7	13.7%	$185.3	15.3%	(18.2%)
Asia-Pacific	751.3	67.9%	850.3	70.3%	(11.6%)
Europe, Middle East and Africa	146.8	13.3%	137.9	11.4%	6.5%
Other foreign countries	56.6	5.1%	36.7	3.0%	54.1%
Product revenues	$1,106.4	100.0%	$1,210.2	100.0%	(8.6%)

The decrease in product revenues in Asia-Pacific, which includes Japan, for the three months ended April 1, 2012, compared to the three months ended April 3, 2011, was due primarily to decreased sales of embedded products and cards for the mobile market in our OEM channel. Our product revenues in the U.S. decreased primarily as a result of steep price declines with product unit sales approximately flat year-over-year. The increase in product revenues in other foreign countries was primarily due to increasing consumer demand and increased market share for our retail products in Latin America. The increase in product revenues in Europe, Middle East and Africa was due primarily to increased sales of embedded products and enterprise drives to OEM customers.

License and Royalty Revenues

	Three months ended
	April 1, 2012	April 3, 2011	Percent Change
	(In millions, except percentages)
License and royalty revenues	$99.1	$84.0	18.0%

The increase in our license and royalty revenues for the three months ended April 1, 2012, compared to the three months ended April 3, 2011, was due primarily to higher flash memory revenues reported by our licensees.

Gross Profit and Margin

	Three months ended
	April 1, 2012	April 3, 2011	Percent Change
	(In millions, except percentages)
Product gross profit	$317.3	$467.6	(32.1%)
Product gross margin (as a percent of product revenues)	28.7%	38.6%
Total gross margin (as a percent of total revenues)	34.6%	42.6%

The decrease in product gross profit for the three months ended April 1, 2012, compared to the three months ended April 3, 2011, was due primarily to lower revenue and average selling price reductions exceeding cost reductions. To a lesser extent, the decrease in product gross margin was due to inventory reserve charges primarily for lower of cost or market, increased sale of products incorporating non-captive flash memory, and an increase in amortization of acquisition-related intangible assets related to our acquisitions, partially offset by an insurance recovery primarily related to a Flash Ventures power outage that occurred in the fourth quarter of fiscal 2010.

Research and Development

	Three months ended
	April 1, 2012	April 3, 2011	Percent Change
	(In millions, except percentages)
Research and development	$141.0	$119.5	18.0%
Percent of revenue	11.7%	9.2%

The increase in our research and development expense for the three months ended April 1, 2012, compared to the three months ended April 3, 2011, was due primarily to higher employee-related costs of $8.5 million as a result of increased headcount, higher third-party engineering costs of $7.8 million and higher technology license amortization expense of $5.0 million.

Sales and Marketing

	Three months ended
	April 1, 2012	April 3, 2011	Percent Change
	(In millions, except percentages)
Sales and marketing	$49.0	$47.5	3.2%
Percent of revenue	4.1%	3.7%

Our sales and marketing expense for the three months ended April 1, 2012 did not change significantly in total or by expense category from the comparable period in fiscal year 2011.

General and Administrative

	Three months ended
	April 1, 2012	April 3, 2011	Percent Change
	(In millions, except percentages)
General and administrative	$32.6	$35.3	(7.6%)
Percent of revenue	2.7%	2.7%

The decrease in our general and administrative expense for the three months ended April 1, 2012, compared to the three months ended April 3, 2011, was due primarily to insurance recoveries of ($4.6) million for previously recorded legal expenses.

Amortization of Acquisition-Related Intangible Assets

	Three months ended
	April 1, 2012	April 3, 2011	Percent Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$2.0	$—	100.0%
Percent of revenue	0.2%	—%

Acquisition-related intangible assets in the first quarter of fiscal year 2012 was due to amortization of acquisition-related intangible assets from the acquisition of Pliant Technology, Inc., which was completed in May 2011, and the acquisition of FlashSoft Corporation, which was completed in February 2012.

Other Income (Expense)

	Three months ended
	April 1, 2012	April 3, 2011	Percent Change
	(In millions, except percentages)
Interest income	$15.0	$15.5	(3.2%)
Interest expense	(29.3)	(31.5)	(7.0%)
Other income (expense)	(11.1)	(2.4)	362.5%
Total other income (expense), net	$(25.4)	$(18.4)	38.0%

“Total other income (expense), net” for the three months ended April 1, 2012 was a higher net expense compared to the three months ended April 3, 2011 due primarily to a non-recurring charge incurred by Flash Ventures and losses on non-designated foreign exchange contracts, both of which were included in “Other income (expense)” in the first quarter of fiscal year 2012.

Provision for Income Taxes

	Three months ended
	April 1, 2012	April 3, 2011	Percent Change
	(In millions, except percentages)
Provision for income taxes	$52.1	$106.8	(51.2%)
Effective tax rate	31.3%	32.3%

The provision for income taxes for the three months ended April 1, 2012 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to our Irish, Chinese, Israeli and Japanese entities. The provision for income taxes for the three months ended April 1, 2012 is lower compared to the same period in fiscal year 2011 as a result of lower profit before tax in the three months ended April 1, 2012, combined with changes in the composition of operating income by tax jurisdiction, partially offset by suspension of benefits from research and development credits in the current year. As of April 1, 2012, we believe that most of our deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $184.1 million and $185.8 million as of April 1, 2012 and January 1, 2012, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $82.6 million at April 1, 2012. Income tax expense for the first quarter of fiscal years 2012 and 2011 included interest and penalties of $0.8 million and $0.6 million, respectively.

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In February 2012, the Internal Revenue Service (“IRS”) completed its field audit of our federal income tax returns for the years 2005 through 2008 and issued the Revenue Agent’s Report.  The most significant proposed adjustments are comprised of related party transactions between the U.S. parent company and its foreign subsidiaries.  We are contesting these adjustments through the IRS Appeals Office.

We strongly believe the IRS’s position regarding the intercompany transactions is inconsistent with applicable tax laws, judicial precedent and existing Treasury regulations, and that our previously reported income tax provisions for the years in question are appropriate.  Management believes that an adequate provision has been made for the adjustments from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner that is not consistent with management’s expectations, we could be required to adjust our provision for income tax in the period such resolution occurs. In addition, we are currently under audit by various state and international tax authorities. We cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not materially harm our financial position, operating results or liquidity.

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended
	April 1, 2012	April 3, 2011
	(In millions except per share and share amounts)
Net income	$114.4	$224.1
Share-based compensation	19.1	14.6
Amortization of acquisition-related intangible assets	15.8	5.1
Convertible debt interest	21.9	23.4
Income tax adjustments	(14.8)	(16.6)
Non-GAAP net income	$156.4	$250.6

Diluted net income per share:	$0.46	$0.92
Share-based compensation	0.08	0.06
Amortization of acquisition-related intangible assets	0.06	0.02
Convertible debt interest	0.09	0.10
Income tax adjustments	(0.06)	(0.07)
Non-GAAP diluted net income per share:	$0.63	$1.03

Shares used in computing diluted net income per share (in thousands):
GAAP	247,102	243,404
Non-GAAP	247,192	243,441

We believe that providing this additional information is useful to enable the investor to better assess and understand our operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business excluding these items. We also use these non-GAAP measures to establish operational goals and for measuring performance for compensation purposes. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, and not as a replacement for, data presented in accordance with GAAP.

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

We exclude the following items from our non-GAAP measures:

Share-based Compensation Expense. These expenses consist primarily of expenses for share-based compensation, such as stock options, restricted stock units and our employee stock purchase plan. Although share-based compensation is an important aspect of the compensation of our employees and executives, we exclude share-based compensation expenses from our non-GAAP measures primarily because they are non-cash expenses. Further, share-based compensation expenses are based on valuations with many underlying assumptions not in our control that vary over time and may include modifications that may not occur on a predictable cycle, neither of which are necessarily indicative of our ongoing business performance. In addition, the share-based compensation recorded is often unrelated to the actual compensation an employee realizes. We believe that it is useful to exclude share-based compensation expense for investors to better understand the long-term performance of our core operations and to facilitate comparison of our results to our prior periods and to our peer companies.

Amortization of Acquisition-related Intangible Assets.  We incur amortization of intangible assets in connection with acquisitions.  Since we do not acquire businesses on a predictable cycle, we exclude these items in order to present a consistent basis for comparison across accounting periods.

Convertible Debt Interest. This is the non-cash economic interest expense relating to the implied value of the equity conversion component of the convertible debt, and in periods when convertible debt is repurchased prior to maturity, also the change in fair value of the liability component of the convertible debt. The value of the equity conversion component is treated as a debt discount and amortized to interest expense over the life of the notes using the effective interest rate method. We exclude this non-cash interest expense as it does not represent the semi-annual cash interest payments made to our note holders. We also exclude the change in fair value of the liability component upon the convertible debt repurchase as it does not represent a cash expense.

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

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	Three months ended
	April 1, 2012	April 3, 2011	Percent Change
	(In millions, except percentages)
Net cash provided by operating activities	$67.2	$398.6	(83.1%)
Net cash used in investing activities	(136.4)	(300.3)	54.6%
Net cash provided by (used in) financing activities	(5.9)	48.6	(112.1%)
Effect of changes in foreign currency exchange rates on cash	0.9	(1.6)	156.3%
Net increase (decrease) in cash and cash equivalents	$(74.2)	$145.3	(151.1%)

Operating Activities. The decrease in cash provided by operations in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 resulted primarily from a decrease in net income and a decrease in cashflow from other liabilities. Cash flow from other liabilities decreased primarily due to higher tax payments in the first quarter of fiscal year 2012. Cash flow from accounts receivable increased due to a decrease in accounts receivable balances from higher collections and lower sales in the first quarter of fiscal year 2012. Cash flow from inventory resulted in a usage of cash compared to the prior year primarily due to the production ramp at Flash Forward, which began production in the third quarter of fiscal year 2011. Cash flow from other assets resulted in an inflow of cash compared to the prior year primarily due to a prior year prepayment of building-related costs for Flash Forward that did not reoccur in fiscal year 2012. Cash flow from accounts payable to related parties decreased due to the timing of payments to Flash Ventures as compared to the prior year.

Investing Activities. Net cash used in investing activities in the first quarter of fiscal year 2012 was primarily related to the acquisition of property and equipment of ($144.2) million and acquisitions, net of cash acquired of ($54.5) million, offset by net proceeds from short and long-term marketable securities of $62.2 million. In the first quarter of fiscal year 2011, net cash used in investing activities was primarily related to net loans made to Flash Ventures of ($128.9) million, purchases of technology and other assets of ($100.0) million and a net purchase of short and long-term marketable securities of ($22.7) million.

Financing Activities. Net cash used by financing activities for the first quarter of fiscal year 2012 was primarily related to our share repurchase program of ($60.9) million, offset by cash received from employee stock programs. In the first quarter of fiscal year 2011, net cash provided by financing activities was primarily related to proceeds from employee stock programs.

Liquid Assets. At April 1, 2012, we had cash, cash equivalents and short-term marketable securities of $2.67 billion. We had $2.80 billion of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining contractual maturity of the investment being greater than one year.

Short-Term Liquidity. As of April 1, 2012, our working capital balance was $3.18 billion. We expect to spend approximately $400 million to $500 million in fiscal year 2012 for property, plant and equipment, as well as loans and investments to the Flash Ventures, of which $144 million was spent in the first quarter of fiscal year 2012.

Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business. We may also make equity investments in other companies, engage in merger or acquisition transactions, or purchase or license technologies. These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts, could prevent us from funding Flash Ventures, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, engaging in investments in or acquisitions of companies, growing our business, or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements. The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from Standard & Poors, or S&P, or Moody’s Corporation, or Moody’s, or a minimum corporate rating of BB+

from Rating & Investment Information, Inc., or R&I. As of April 1, 2012, Flash Ventures was in compliance with all of its master lease covenants. As of April 1, 2012, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold for R&I; and our S&P credit rating was BB, one notch above the required minimum corporate rating threshold for S&P.

If our shareholders’ equity falls below $1.51 billion, or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under certain master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $737 million outstanding lease obligations covered by our guarantees under such Flash Ventures master lease agreements, based upon the exchange rate at April 1, 2012, which would negatively impact our short-term liquidity.

As of April 1, 2012, the amount of cash and cash equivalents and short and long-term marketable securities held by foreign subsidiaries was $873.4 million. We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. As of January 1, 2012, no provision had been made for U.S. income taxes or foreign withholding taxes on $362 million of undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S. We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

In October 2011, our Board of Directors authorized a stock repurchase program under which we may acquire up to $500.0 million of our outstanding common stock over a period of up to five years. As of April 1, 2012, we had cumulatively repurchased 1.4 million shares for $64.9 million, including 1.3 million shares for $60.9 million in the first quarter of fiscal year 2012. Under this program, share purchases may be made from time-to-time in both the open market and privately negotiated transactions, and may include the use of derivative contracts, structured share repurchase agreements and Rule 10b5-1 trading plans. The stock repurchase program does not obligate us to purchase any particular amount of shares and the plan may be suspended at our discretion.

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

Financing Arrangements. At April 1, 2012, we had $928.1 million aggregate principal amount of 1% Notes due 2013 outstanding and $1.00 billion aggregate principal amount of 1.5% Notes due 2017 outstanding. See Note 6, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more detail.

Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share. As of April 1, 2012, the warrants had an expected life of approximately 1.4 years and expire on 20 different dates from August 23, 2013 through September 20, 2013. At expiration, we may, at our option, elect to settle the warrants on a net share basis. In addition, concurrent with the issuance of the 1% Notes due 2013, we entered into a convertible bond hedge in which counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share. During fiscal year 2011, concurrent with the repurchase of a portion of the outstanding 1% Notes due 2013, we unwound a pro-rata portion of the convertible bond hedge and warrants and received net proceeds of $0.3 million from this unwinding, which was recorded in equity. We may now purchase up to 11.3 million shares of our common stock at a conversion price of $82.36 per share. As of April 1, 2012, none of the remaining warrants had been exercised nor had we purchased any shares under the remaining convertible bond hedge. The convertible bond hedge will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes due 2013.

Concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire shares of our common stock at an exercise price of $73.33 per share. As of April 1, 2012, the warrants had an expected life of approximately 5.7 years and expire on 40 different dates from November 13, 2017 through January 10, 2018. At each expiration date, we may, at our option, elect to settle the warrants on a net share basis. As of April 1, 2012, the warrants had not been exercised and remained outstanding. In addition, concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a conversion price of $52.37 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remains outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017. As of April 1, 2012, we had not purchased any shares under this convertible bond hedge agreement

Ventures with Toshiba. We are a 49.9% owner in each of the Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by these ventures. This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba. These ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of these ventures’ NAND wafer supply or pay for 50% of the fixed costs of these ventures. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers. See Note 12, “Related Parties and Strategic Investments,” in the Notes to Condensed Consolidated Financial Statements of this Form 10‑Q.

As of April 1, 2012, Phase 1 of Fab 5 was equipped to approximately 30% of eventual capacity and we had invested in 50% of that capacity.  The equipped portion of Fab 5 is running at full utilization. We do not plan to invest in further Fab 5 capacity expansion for the remainder of fiscal year 2012.  See Note 11, “Commitments, Contingencies and Guarantees,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of product revenues. Flash Ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we do not have a controlling financial interest in each venture. Accordingly, we account for our investments under the equity method and do not consolidate.

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantee as of April 1, 2012 was 60.6 billion Japanese yen, or approximately $737 million based upon the exchange rate at April 1, 2012.

In the first quarter of fiscal year 2011, we made a $62.2 million prepayment for Flash Forward Ltd., or Flash Forward, building-related costs. As of April 1, 2012, approximately $41 million was remaining, of which $20.6 million was classified as Other current assets and $20.6 million was classified as Other non-current assets.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for the Flash Ventures in order to convert to new process technologies or add wafer capacity. Flash Partners Ltd., or Flash Partners, has previously reached full wafer capacity. Flash Alliance Ltd., or Flash Alliance, reached full wafer capacity in the first quarter of fiscal year 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at April 1, 2012, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 11, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is to the Japanese yen in which we purchase the vast majority of our NAND flash wafers. In addition, we also have significant costs denominated in the Chinese yuan and the Israeli new shekel, and we have revenue denominated in the European euro, the British pound and the Canadian dollar. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward and cross currency swap contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. We use foreign currency forward contracts and options to partially hedge our future Japanese yen costs for NAND flash wafers. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated other comprehensive income, or OCI, and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized. These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. See Note 3, “Derivatives and Hedging Activities,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

There were no significant changes to our critical accounting policies during the fiscal quarter ended April 1, 2012. For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 23, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of April 1, 2012, a hypothetical 50 basis point increase in interest rates would result in an approximate $31.9 million decline (less than 0.71%) of the fair value of our available-for-sale debt securities.

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

At April 1, 2012, we had foreign currency forward contracts and cross currency swap contracts in place that amounted to a sale in U.S. dollar equivalent of approximately ($10.6) million in foreign currencies to hedge our foreign currency denominated monetary net asset position over the next twelve months. At April 1, 2012, we had foreign currency forward contracts and cross currency swap contracts in place that amounted to a sale in U.S. dollar equivalent of approximately ($60.8) million in foreign currencies to hedge our foreign currency denominated monetary net asset position beyond the next twelve months. The notional amount and unrealized gain or loss of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of April 1, 2012 are shown in the table below. In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of April 1, 2012	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges
Cross currency swap contracts sold	$(366.0)	$(16.1)	$(40.1)
Cross currency swap contracts purchased	158.1	(8.9)	17.5
Forward contracts sold	(140.8)	3.2	(14.9)
Forward contracts purchased	277.3	(8.7)	30.6
Total net outstanding contracts	$(71.4)	$(30.5)	$(6.9)

At April 1, 2012, we had foreign currency forward in place that amounted to a net purchase in U.S. dollar equivalent of approximately $1.1 billion to partially hedge our expected future wafer purchases in Japanese yen. The maturities of these contracts were 12 months or less. The notional amount and fair value of our outstanding forward contracts that are designated as cash flow hedges as of April 1, 2012 is shown in the table below. In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Fair Value as of April 1, 2012	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Cash flow hedges
Forward contracts purchased	$1,120.0	$(59.3)	$(100.6)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our non-operating results. We do not have direct ownership of European sovereign debt in our investment portfolio.  Sales to Europe accounted for approximately 12% of our total revenues in the first quarter of fiscal year 2012, and any significant uncertainties in the European financial markets could impact our revenues and financial condition in Europe or elsewhere.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at April 1, 2012. Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of April 1, 2012. Based on their evaluation as of April 1, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended April 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 13, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

Our operating results may fluctuate significantly, which may harm our financial condition and our stock price.  Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future.  Our results of operations are subject to fluctuations and other risks, including, among others:

•	competitive pricing pressures, resulting in lower average selling prices and lower or negative product gross margins;

•	potential delays in product development or lack of customer acceptance of our solutions, particularly OEM products such as our embedded flash storage solutions, or client and enterprise SSD solutions;

•	unpredictable or changing demand for our products, particularly for certain form factors or capacities, or the mix of X2 and X3 technologies;

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

•
insufficient or mismatched supply from captive memory sources, inability to obtain non-captive memory supply of the right product mix and quality in the time frame necessary to meet demand, or inability to realize an adequate margin on non-captive purchases;

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

Competitive pricing pressures and excess supply have resulted in lower average selling prices and negative product gross margins in the past, and if we do not experience adequate price elasticity or sufficient demand for our products, our revenues may decline. The NAND flash memory industry has experienced from time-to-time periods of over-supply, during which our price declines exceeded our cost declines, resulting in declining or even negative product gross margins. Price declines may be influenced by, among other factors, supply exceeding demand, macroeconomic factors, technology transitions, conversion of industry DRAM capacity to NAND, and new technologies or other actions taken by us or our competitors to gain market share. Industry capacity is expected to continue to grow, and if capacity grows at a faster rate than market demand, the industry could again experience significant price declines, which would negatively affect our average selling prices, or we may incur adverse purchase commitments due to under-utilization of Flash Ventures’ capacity, both of which would negatively impact our margins and operating results. Additionally, if our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions fail to keep pace with the rate of price declines, our product gross margins and operating results will be harmed, which could lead to quarterly or annual net losses.

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

Our revenues depend in part on the success of products sold by our OEM customers. A majority of our sales are to OEM customers. Most of our OEM customers bundle or embed our flash memory products with their products, such as mobile phones, GPS devices, tablets, and computers. We also sell wafers and components to some of our OEM customers, as well as non-branded products that are re-branded and distributed by certain OEM customers. Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, market and sell their products successfully in their markets. If our OEM customers are not successful in selling their current or future products in sufficient volume, or should they decide not to use our products, our operating results and financial condition could be harmed. Our OEM revenue is dependent in part upon our embedded flash storage solutions meeting OEM product specifications and achieving design wins in our product categories such as mobile phones, tablets, ultrabooks and notebooks. The market for mobile handsets, tablets and other devices utilizes a broad range of embedded flash storage solutions, and our success in this market requires a diversified portfolio of embedded solutions. In recent periods, mobile OEM market share has become increasingly concentrated, and leading OEMs have and may in the future require embedded solutions that we do not have in our portfolio, which could harm our results of operations. In addition, embedded flash storage solutions typically require lengthy customer product qualifications, which could slow the adoption of our latest technology transitions and thereby have a negative impact on our gross margins by limiting our ability to reduce costs. A number of embedded storage solutions utilized in mobile devices are multi-chip packages, which include both NAND flash memory and DRAM. We are developing a variety of multi-chip package solutions, and since we do not have a captive supply of DRAM, there could be periods in which we are unable to cost-effectively source the amount of DRAM that we require. Also, since our embedded solutions are specifically qualified, we could be restricted from using non-captive NAND flash memory supply, resulting in the potential need for further capital investment in our captive capacity. In the first quarter of fiscal year 2012, we experienced lower than expected card demand from our mobile OEM customers due to a reduced rate of card bundling, and bundling of lower capacity cards, with their mobile phones. If our OEM customers continue to reduce the bundling of removable flash products or redesign their products without a card slot, without a commensurate increase in embedded flash capacity, our sales and growth could be harmed. In fiscal year 2011, many new tablets were introduced to the market, and some of these tablets have not gained market acceptance. If tablets or other product categories do not grow as anticipated, or we supply OEMs that are not successful in commercializing their products in sufficient volume, we could build excess capacity for demand that does not materialize.

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

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Our ten largest customers represented approximately 44% and 50% of our total revenues in the three months ended April 1, 2012 and April 3, 2011, respectively. One customer represented 10% and 13% of our total revenues in the three months ended April 1, 2012 and April 3, 2011, respectively. The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and we expect fluctuations to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period. If we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. If we fail to comply with the contractual terms of our significant customer contracts, the business covered under these contracts and our financial results may be harmed and we might face legal and financial liability related to unfulfilled contractual obligations. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and patents expire or if licensees or we fail to perform contractual obligations. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time without notice or penalty.

Our financial performance depends significantly on worldwide economic conditions and the related impact on consumer spending, which have deteriorated in many countries and regions, and may not recover in the foreseeable future. Demand for our products is harmed by negative macroeconomic factors affecting consumer spending. Continuing high unemployment rates, low levels of consumer liquidity, risk of default on sovereign debt and volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending in many regions around the world. These and other economic factors may reduce demand for our products and harm our business, financial condition and operating results.

Our business and the markets we address are subject to significant fluctuations in supply and demand, and our investments in Flash Ventures may result in periods of significant excess inventory. We have previously experienced periods of oversupply, including after beginning the ramp of Flash Alliance in late 2007 and throughout 2008. We began investing in Flash Forward wafer capacity in the second quarter of fiscal year 2011, resulting in additional captive memory supply beginning in the third quarter of fiscal year 2011. Increases in captive memory supply from Flash Forward could harm our business and operating results if our committed supply exceeds demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges which would harm our gross margins and could result in the impairment of our investments in Flash Ventures.

Our inability to obtain sufficient or the right mix of flash memory supply could cause us to lose sales and market share and harm our operating results. Demand from our customers may exceed supply or may not match the available supply of captive and non-captive flash memory available to us. It is uncertain whether additional supply provided by captive technology transitions or fab expansions will enable us to meet demand. While we have various sources of non-captive supply, our purchases of non-captive supply may be limited due to the required advanced purchase order lead-times, the product mix available and the high cost. Our inability to obtain adequate or the right mix of supply to meet demand may cause us to lose sales, market share and corresponding profits, which would harm our operating results.

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

Our strategy of investing in captive manufacturing sources could harm us if our competitors are able to produce products at lower cost or if industry supply exceeds demand. We secure captive sources of NAND through our significant investments in manufacturing capacity. We believe that by investing in captive sources of NAND, we are able to develop and obtain supply at the lowest cost and access supply during periods of high demand. Our significant investments in manufacturing capacity require us to obtain and guarantee capital equipment leases and use available cash, which could be used for other corporate purposes. To the extent we secure manufacturing capacity and supply that is in excess of demand, or our cost is not competitive with other NAND suppliers, we may not achieve an adequate return on our significant investments which could lead to impairments, and our revenues, gross margins and related market share may be harmed. For example, we recorded charges of $121 million and $63 million in fiscal year 2008 and the first quarter of fiscal year 2009, respectively, for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. We also invest in captive product assembly and test manufacturing capacity. We are currently expanding our assembly and test facility in Shanghai, China. To the extent our assembly and test manufacturing capacity exceeds demand, our gross margins would be harmed.

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

In transitioning to new technologies and products, we may not achieve OEM design wins or our OEM customers may delay transition to new technologies, and we may experience product delays, cost overruns or performance issues that could harm our business. The transition to new generations of products, such as products containing 24-nanometer, 19-nanometer and smaller process technologies and/or X3 NAND technologies, is highly complex and requires new controllers, new test procedures, potentially new equipment and modifications to numerous aspects of our manufacturing processes, resulting in extensive qualification of the new products by our OEM customers and us. If we fail to achieve OEM design wins with new technologies such as 24 or 19-nanometer or the use of X3 in certain products, or if our OEM customers choose to transition to these new technologies more slowly than our roadmap plans, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our OEM market share. There can be no assurance that technology transitions will occur on schedule, at the yields or costs that we anticipate, or that products based on the new technologies will meet customer specifications. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory obsolete or less attractive, and we may not have access to those new technologies on a cost-effective basis, or at all; or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. We have a three-pronged strategy towards our investments and efforts in technology scaling and migration: (1) NAND scaling; (2) BiCS technology; and (3) 3D ReRAM. The pace at which NAND flash technology is transitioning to new generations is slowing down due to inherent technology limitations. We currently expect to be able to continue to scale our NAND flash technology through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture. In the first quarter of fiscal year 2011, we made investments in BiCS and other technologies. In BiCS technology, the memory cells are packed along the vertical axis as opposed to the horizontal axis as in the current NAND flash technologies. We believe BiCS technology, if successful, could enable further memory cost reductions beyond the existing NAND roadmap, until 3D ReRAM technology is developed and fully ramped into high volume production. We also continue to invest in future alternative technologies, particularly our 3D ReRAM technology, which we believe may be a viable alternative to NAND flash technology, when NAND flash technology can no longer scale at a sufficient rate, or at all. However, even when NAND flash technology can no longer be further scaled, we expect NAND flash technology and potential alternative technologies to coexist for an extended period of time. The success of our overall technology strategy is dependent in part upon the development by third-party suppliers of advanced semiconductor materials and process technologies, such as EUV. There can be no assurance that we will be successful in developing 3D ReRAM technology, BiCS or other technologies, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies.

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

We develop new applications, products, technologies and standards, which may not be widely adopted by consumers or enterprises, or, if adopted, may reduce demand for our older products; our competitors seek to develop new standards which could reduce demand for our products. We devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features. Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful. The success of our new products is dependent on a number of factors, including market acceptance, OEM design wins, our ability to manage risks associated with new products and production ramp issues. New flash storage solutions, such as embedded flash drives and SSDs, that are designed for devices such as tablets, eReaders, ultrabooks, notebooks and desktop computers are emerging rapidly and are expected to grow significantly in the coming years. In addition, demand for enterprise SSD products is expected to grow as these solutions enable increased throughput and decreased costs within enterprise data centers. We cannot guarantee that OEMs will adopt our consumer or enterprise solutions, that products that include our solutions will be successful or that these markets will grow as we anticipate. For certain solutions, such as SSDs, to be widely adopted, the cost of flash memory must still decline further so that the price point for the end consumer is compelling. In addition, we will need to develop new SSDs and other embedded flash solutions for mobile computing products and enterprise applications, and our current or new solutions must meet the specifications required to gain customer qualification and acceptance.

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

NAND/Embedded Manufacturers. Our primary NAND flash memory manufacturer competitors include Hynix Semiconductor, Inc., or Hynix, Intel, Micron, Samsung Electronics Co., Ltd., or Samsung, and Toshiba. Certain of these competitors are large companies that may have greater advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources, well recognized brand names and more diversified businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of these competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. In addition, many of our competitors have more diversified semiconductor manufacturing capabilities and can internally produce integrated solutions that include NAND flash, DRAM, custom ASICs or other integrated products, while our captive manufacturing capability is solely dedicated to NAND flash. The success of our competitors may harm our future revenues or margins and may result in the loss of our key customers. Current and future competitors produce, or could produce, alternative flash or other memory technologies that compete against our NAND flash technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND flash memory. Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of NAND flash technology in new applications. If our scaling of NAND flash technology slows down relative to our competitors, our business would be harmed and our investments in captive fabrication facilities could be impaired. Our cost reduction activities are dependent in part on the purchase of new specialized manufacturing equipment, and if this equipment is not generally available or is allocated to our competitors, our ability to reduce costs could be limited.

Retail Manufacturers and Resellers. We also compete with flash memory card manufacturers and resellers. These companies purchase or have a captive supply of flash memory components and assemble memory cards. Our primary competitors currently include, among others, Kingston Technology Company, Inc., or Kingston, Lexar Media, Inc., or Lexar, PNY Technologies, Inc., or PNY, Samsung, Sony Corporation and Transcend Information, Inc. In the USB flash drive market, we face competition from a large number of competitors, including Dexxxon Digital Storage, Inc., dba EMTEC Electronics, or EMTEC, Kingston, Lexar, PNY and Verbatim Americas LLC, or Verbatim. In the USB flash drive market, we face competition from a large number of competitors, including EMTEC, Kingston, Lexar, PNY and Verbatim. We sell flash memory in the form of white label cards, wafers or components to certain companies who sell flash products that may ultimately compete with our branded products in the retail or OEM channels. This could harm our branded market share and reduce our sales and profits.

Client Storage Solution Manufacturers. In the market for client SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, who have established relationships with computer manufacturers. We also face competition from third-party SSD solution providers such as Kingston and OCZ Technology Group, Inc.

Enterprise Storage Solution Manufacturers. With the acquisition of Pliant, we now compete in the enterprise storage solutions market where we face competition from companies such as Fusion-io, Inc., Intel, LSI Corporation, Micron, Samsung, Smart Modular Technologies (WWH), Inc., STEC, Inc. and Toshiba.

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

Under certain conditions, the Flash Ventures’ master equipment lease obligations could be accelerated, which would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion, or our failure to maintain a minimum corporate rating of either BB- from S&P or Moody’s, or a minimum corporate rating of BB+ from R&I. As of April 1, 2012, Flash Ventures was in compliance with all of its master lease covenants. As of April 1, 2012, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold for R&I; and our S&P credit rating was BB, one notch above the required minimum corporate rating threshold for S&P.

If our stockholders’ equity is below $1.51 billion or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to $737 million, based upon the exchange rate at April 1, 2012, covered by our guarantee under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may or may not be available.

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

We are exposed to foreign currency exchange rate fluctuations that could harm our business, operating results and financial condition. A significant portion of our business is conducted in currencies other than the U.S. dollar, which exposes us to adverse changes in foreign currency exchange rates. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened U.S. dollar could increase local operating expenses and the cost of raw materials to the extent purchased in foreign currencies. These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen. For example, in recent years the Japanese yen has significantly appreciated relative to the U.S. dollar; and this has increased our cost of NAND flash wafers, negatively impacting our gross margins and operating results. In addition, our investments in Flash Ventures are denominated in Japanese yen and further strengthening of the Japanese yen would increase the cost to us of future funding or increase the value of our investments, increasing our exposure to asset impairments. Macroeconomic weakness in other parts of the world could lead to further strengthening of the Japanese yen, which would harm our gross margins, operating results, cost of future Flash Venture funding and increase the risk of asset impairment. We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia. Additionally, we have exposures to emerging market currencies, which can be extremely volatile. We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

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

Our attempts to hedge against currency risks may not be successful, which could harm our operating results. In addition, if we do not successfully manage our hedging program in accordance with accounting guidelines, we may be subject to adverse accounting treatment, which could harm our operating results. There can be no assurance that this hedging program will be economically beneficial to us for numerous reasons, including that hedging may reduce volatility, but prevent us from benefiting from a favorable market trend. Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and other restrictions. Operating losses, third-party downgrades of our credit rating or instability in the worldwide financial markets, including the downgrade of the credit rating of the U.S. government, could impact our ability to effectively manage our foreign currency exchange rate risk, which could harm our business, operating results and financial condition.

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

We may not be able to realize the potential financial or strategic benefits of business acquisitions or strategic investments, which could hurt our ability to grow our business, develop new products or sell our products. We have acquired and invested in other businesses that offer products, services and technologies that we believe will help expand or enhance our existing products and business. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into new markets. Negotiation and integration of acquisitions or strategic investments could divert management’s attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, achieve the expected return on our investment, develop new products and sell our products and ultimately could harm our growth or financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;

•	difficulties in entering into new markets in which we have limited or no experience, such as software solutions, and where competitors have stronger positions;

•	loss of, or impairment of relationships with, any of our key employees, vendors or customers;

•	difficulty in operating in new and potentially disperse locations;

•	disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;

•	failure to realize the potential financial or strategic benefits of the transaction;

•	difficulty integrating the accounting, management information, human resources and other administrative systems of the acquired business;

•	disruption of or delays in ongoing research and development efforts and release of new products to market;

•	diversion of capital and other resources;

•	assumption of liabilities;

•	issuance of equity securities that may be dilutive to our existing stockholders;

•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;

•	failure of the due diligence processes to identify significant issues with product quality, technology and development, or legal and financial issues, among other things;

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

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Convertible Senior Notes due 2013 and 1.5% Convertible Senior Notes due 2017. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of April 1, 2012, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $737 million based on the exchange rate at April 1, 2012. In addition, we have significant commitments for the future fixed costs of Flash Ventures, and we will incur significant obligations with respect to Flash Forward as well as continued investment in Flash Partners and Flash Alliance. Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

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

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three fiscal months ended April 1, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 2, 2012 to January 29, 2012	61,400	$49.88	61,400	$492,899,845
January 30, 2012 to February 26, 2012	1,152,895	46.48	1,152,895	439,316,974
February 27, 2012 to April 1, 2012	85,142	49.87	85,142	435,070,968
Total	1,299,437	46.87	1,299,437

(1)	On October 27, 2011, we announced a board-approved plan authorizing us to repurchase up to $500.0 million of our common stock in the open market or otherwise through October 26, 2016.

(2)	Does not include amounts paid for commissions.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated:	May 8, 2012	By:	/s/ Judy Bruner
Judy Bruner Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)

S - 1

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-96298	3.2	8/29/1995
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.	10-Q	000-26734	3.1	8/16/2000
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.	S-3	333-85686	4.3	4/5/2002
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.	8-K	000-26734	3.1	6/1/2006
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.	8-K	000-26734	3.1	5/28/2009
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.	8-K/A	000-26734	3.5	5/16/1997
3.7	Certificate of Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.	8-A	000-26734	3.2	9/25/2003
3.8	Amended and Restated Bylaws of the Registrant dated December 14, 2011.	8-K	000-26734	3.1	12/19/2011
4.1	Rights Agreement, dated as of September 15, 2003, by and between the Registrant and Computershare Trust Company, Inc.	8-A	000-26734	4.2	9/25/2003
4.2	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.	8-A/A	000-26734	4.2	11/8/2006
4.3	Indenture (including form of Notes) with respect to the Registrant’s 1.0% Convertible Senior Notes due 2013, dated as of May 15, 2006, by and between the Registrant and The Bank of New York.	8-K	000-26734	4.1	5/15/2006
4.4	Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017, dated as of August 25, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	8/25/2010
10.1	FlashSoft Corporation Amended and Restated 2011 Equity Plan.	S-8	333-179644	4.3	2/23/2012
12.1	Computation of ratio of earnings to fixed charges.					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.**					X
101.SCH	XBRL Taxonomy Extension Schema Document.**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**					X

*	Furnished herewith.

**
Pursuant to Rule 406T of Regulation S-T, the XBRL files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E - 1