Form 10-Q
period 2012-07-01
SANDISK CORP
filed 2012-08-06
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, For the quarterly period ended July 1, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  000-26734

SANDISK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0191793
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 McCarthy Blvd. Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Number of shares outstanding of the issuer’s common stock, $0.001 par value, as of July 1, 2012: 241,544,624.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 1, 2012	January 1, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,070,454	$1,167,496
Short-term marketable securities	1,468,206	1,681,492
Accounts receivable from product revenues, net	281,822	521,763
Inventory	862,518	678,382
Deferred taxes	97,733	100,409
Other current assets	356,146	206,419
Total current assets	4,136,879	4,355,961
Long-term marketable securities	2,724,382	2,766,263
Property and equipment, net	512,734	344,897
Notes receivable and investments in Flash Ventures	1,871,148	1,943,295
Deferred taxes	186,925	199,027
Goodwill	197,878	154,899
Intangible assets, net	284,181	287,691
Other non-current assets	161,622	122,615
Total assets	$10,075,749	$10,174,648

LIABILITIES
Current liabilities:
Accounts payable trade	$255,173	$258,583
Accounts payable to related parties	234,843	276,275
Convertible short-term debt	878,929	—
Other current accrued liabilities	237,237	337,517
Deferred income on shipments to distributors and retailers and deferred revenue	218,213	220,999
Total current liabilities	1,824,395	1,093,374
Convertible long-term debt	771,098	1,604,911
Non-current liabilities	442,375	415,524
Total liabilities	3,037,868	3,113,809

Commitments and contingencies (see Note 11)

EQUITY
Stockholders’ equity:
Preferred stock	—	—
Common stock	242	243
Capital in excess of par value	4,956,717	4,934,565
Retained earnings	1,829,364	1,796,849
Accumulated other comprehensive income	255,521	332,701
Total stockholders’ equity	7,041,844	7,064,358
Non-controlling interests	(3,963)	(3,519)
Total equity	7,037,881	7,060,839
Total liabilities and equity	$10,075,749	$10,174,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands, except per share amounts)
Revenues:
Product	$945,204	$1,281,960	$2,051,626	$2,492,207
License and royalty	87,051	93,033	186,190	176,986
Total revenues	1,032,255	1,374,993	2,237,816	2,669,193
Cost of product revenues	742,297	753,307	1,517,617	1,490,799
Amortization of acquisition-related intangible assets	9,181	8,254	22,912	13,370
Total cost of product revenues	751,478	761,561	1,540,529	1,504,169
Gross profit	280,777	613,432	697,287	1,165,024
Operating expenses:
Research and development	152,397	145,332	293,354	264,874
Sales and marketing	52,261	48,200	101,296	95,657
General and administrative	37,692	40,154	70,283	75,453
Amortization of acquisition-related intangible assets	2,244	730	4,307	730
Total operating expenses	244,594	234,416	469,240	436,714
Operating income	36,183	379,016	228,047	728,310
Interest income	15,004	16,658	29,993	32,119
Interest (expense) and other income (expense), net	(32,201)	(30,931)	(72,506)	(64,758)
Total other income (expense), net	(17,197)	(14,273)	(42,513)	(32,639)
Income before income taxes	18,986	364,743	185,534	695,671
Provision for income taxes	6,017	116,353	58,180	223,157
Net income	$12,969	$248,390	$127,354	$472,514

Net income per share:
Basic	$0.05	$1.04	$0.53	$1.98
Diluted	$0.05	$1.02	$0.52	$1.94
Shares used in computing net income per share:
Basic	242,276	238,851	242,579	238,162
Diluted	244,570	243,862	246,026	243,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Net income	$12,969	$248,390	$127,354	$472,514

Other comprehensive income (loss), before tax:
Unrealized holding gain on marketable securities	3,028	10,821	11,762	18,405
Reclassification adjustment for realized gain on marketable securities included in net income	(679)	(2,484)	(1,202)	(5,469)
	2,349	8,337	10,560	12,936

Foreign currency translation adjustments	55,938	64,884	(47,043)	9,341

Unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	30,141	31,451	(38,920)	3,425
Reclassification adjustment for realized (gain) loss on derivatives qualifying as cash flow hedges included in net income	1,529	(1,853)	(4,785)	(4,547)
	31,670	29,598	(43,705)	(1,122)

Total other comprehensive income (loss), before tax	89,957	102,819	(80,188)	21,155
Income tax expense (benefit) related to items of other comprehensive income (loss)	8,194	17,686	(3,008)	11,456
Total other comprehensive income (loss), net of tax	81,763	85,133	(77,180)	9,699

Comprehensive income	$94,732	$333,523	$50,174	$482,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	July 1, 2012	July 3, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$127,354	$472,514
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	5,963	(7,224)
Depreciation	69,703	57,637
Amortization	86,449	73,350
Provision for doubtful accounts	(1,724)	(2,954)
Share-based compensation expense	39,333	28,949
Excess tax benefit from share-based compensation	(11,021)	(11,811)
Impairment, restructuring and other	(6,787)	(19,445)
Other non-operating	52,187	41,683
Changes in operating assets and liabilities:
Accounts receivable from product revenues, net	241,671	(587)
Inventory	(183,715)	(34,001)
Other assets	13,112	(71,369)
Accounts payable trade	(3,410)	(3,457)
Accounts payable to related parties	(41,432)	33,867
Other liabilities	(301,394)	110,733
Total adjustments	(41,065)	195,371
Net cash provided by operating activities	86,289	667,885

Cash flows from investing activities:
Purchases of short and long-term marketable securities	(1,362,066)	(1,609,568)
Proceeds from sales of short and long-term marketable securities	1,173,180	1,471,780
Proceeds from maturities of short and long-term marketable securities	407,430	323,810
Acquisition of property and equipment, net	(240,294)	(61,353)
Investment in Flash Ventures	(50,439)	(18,333)
Notes receivable issuances to Flash Ventures	(142,316)	(366,762)
Notes receivable proceeds from Flash Ventures	211,786	85,096
Purchased technology and other assets	(222)	(100,000)
Acquisitions, net of cash acquired	(69,204)	(317,649)
Net cash used in investing activities	(72,145)	(592,979)

Cash flows from financing activities:
Proceeds from employee stock programs	50,672	58,606
Excess tax benefit from share-based compensation	11,021	11,811
Share repurchase program	(154,075)	—
Net cash received (paid) for share repurchase contracts	(18,858)	—
Net cash provided by (used in) financing activities	(111,240)	70,417
Effect of changes in foreign currency exchange rates on cash	54	382
Net increase (decrease) in cash and cash equivalents	(97,042)	145,705
Cash and cash equivalents at beginning of the period	1,167,496	829,149
Cash and cash equivalents at end of the period	$1,070,454	$974,854
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of July 1, 2012, the Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2012 and July 3, 2011, the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2012 and July 3, 2011 and the Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2012 and July 3, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K filed with the SEC on February 23, 2012. The results of operations for the three and six months ended July 1, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters consist of 13 weeks and generally end on the Sunday closest to March 31, June 30, and September 30. The second quarters of fiscal years 2012 and 2011 ended on July 1, 2012 and July 3, 2011, respectively. For accounting and disclosure purposes, the exchange rates of 79.53, 77.17 and 80.92 at July 1, 2012, January 1, 2012 and July 3, 2011, respectively, were used to convert Japanese yen to U.S. dollars. Certain prior period amounts have been reclassified in the footnotes to conform to the current period presentation, including line items within income tax expense (benefit) allocated to accumulated other comprehensive income in Note 4, “Balance Sheet Information.”

Organization and Nature of Operations. The Company was incorporated in Delaware on June 1, 1988. The Company designs, develops, markets and manufactures flash memory storage card products used in a wide variety of consumer electronics products. The Company operates in one segment, flash memory storage products.

Principles of Consolidation. The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. Non-controlling interests represent the minority shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries. The Condensed Consolidated Financial Statements also include the results of companies acquired by the Company from the date of each acquisition.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities were as follows (in thousands):

	July 1, 2012	January 1, 2012
Cash and cash equivalents	$1,070,454	$1,167,496
Short-term marketable securities	1,468,206	1,681,492
Long-term marketable securities	2,724,382	2,766,263
Total cash, cash equivalents and marketable securities	$5,263,042	$5,615,251

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

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments (in thousands):

	July 1, 2012				January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$678,877	$—	$—	$678,877	$901,500	$—	$—	$901,500
Fixed income securities	52,856	4,281,466	—	4,334,322	214,431	4,312,929	—	4,527,360
Derivative assets	—	5,659	—	5,659	—	21,093	—	21,093
Other	—	—	—	—	—	4,501	—	4,501
Total financial assets	$731,733	$4,287,125	$—	$5,018,858	$1,115,931	$4,338,523	$—	$5,454,454

Derivative liabilities	$—	$19,841	$—	$19,841	$—	$45,835	$—	$45,835
Total financial liabilities	$—	$19,841	$—	$19,841	$—	$45,835	$—	$45,835

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	July 1, 2012				January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$687,377	$133,234	$—	$820,611	$926,994	$54,111	$—	$981,105
Short-term marketable securities	36,722	1,431,484	—	1,468,206	155,538	1,525,954	—	1,681,492
Long-term marketable securities	7,634	2,716,748	—	2,724,382	33,399	2,732,864	—	2,766,263
Other current assets and other non-current assets	—	5,659	—	5,659	—	25,594	—	25,594
Total assets	$731,733	$4,287,125	$—	$5,018,858	$1,115,931	$4,338,523	$—	$5,454,454

Other current accrued liabilities	$—	$18,096	$—	$18,096	$—	$40,045	$—	$40,045
Non-current liabilities	—	1,745	—	1,745	—	5,790	—	5,790
Total liabilities	$—	$19,841	$—	$19,841	$—	$45,835	$—	$45,835
————

(1)
Cash equivalents exclude cash of $249.8 million and $186.4 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of July 1, 2012 and January 1, 2012, respectively.

During the six months ended July 1, 2012, the Company had no transfers of financial assets or liabilities between Level 1 and Level 2. As of July 1, 2012 and January 1, 2012, the Company had no financial assets or liabilities categorized as Level 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows (in thousands):

	July 1, 2012				January 1, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. Treasury and government agency securities	$61,063	$26	$(9)	$61,080	$219,366	$69	$(4)	$219,431
U.S. government-sponsored agency securities	71,690	31	(3)	71,718	97,087	10	(26)	97,071
Corporate notes and bonds	796,270	2,285	(307)	798,248	780,650	1,707	(3,889)	778,468
Asset-backed securities	200,240	275	(34)	200,481	180,828	61	(149)	180,740
Mortgage-backed securities	1,890	1	(1)	1,890	1,137	5	—	1,142
Municipal notes and bonds	3,175,557	25,847	(499)	3,200,905	3,231,240	20,470	(1,202)	3,250,508
Total available-for-sale investments	$4,306,710	$28,465	$(853)	$4,334,322	$4,510,308	$22,322	$(5,270)	$4,527,360

The fair value and gross unrealized losses on the available-for-sale securities that have been in an unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of July 1, 2012, are summarized in the following table (in thousands). Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and government agency securities	$39,018	$(9)	$—	$—
U.S. government-sponsored agency securities	18,247	(3)	—	—
Corporate notes and bonds	129,294	(249)	11,022	(58)
Asset-backed securities	41,835	(34)	—	—
Mortgage-backed securities	1,444	(1)	—	—
Municipal notes and bonds	266,538	(324)	23,544	(175)
Total	$496,376	$(620)	$34,566	$(233)

The gross unrealized loss related to U.S. Treasury and government agency securities, U.S. government-sponsored agency securities, corporate and municipal notes and bonds, and asset-backed and mortgage-backed securities was primarily due to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at July 1, 2012 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross realized gains and losses on sales of available-for-sale securities (in thousands).

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Gross realized gains	$949	$2,589	$2,024	$5,614
Gross realized losses	(270)	(79)	(822)	(210)

Fixed income securities by contractual maturity as of July 1, 2012 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$1,605,886	$1,609,940
Due after one year through five years	2,700,824	2,724,382
Total	$4,306,710	$4,334,322

For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and the fair values, which are based on quoted market prices (in thousands). These financial instruments were categorized as Level 1 as of July 1, 2012 and January 1, 2012.

	July 1, 2012		January 1, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
1% Convertible Sr. Notes due 2013	$878,929	$922,493	$852,146	$914,140
1.5% Convertible Sr. Notes due 2017	771,098	1,005,000	752,765	1,177,500
Total	$1,650,027	$1,927,493	$1,604,911	$2,091,640

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Derivatives and Hedging Activities

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

Cash Flow Hedges. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. As of July 1, 2012, the Company had forward contracts in place to hedge future purchases over the next twelve months of approximately 58.4 billion Japanese yen, or approximately $735.9 million based upon the exchange rate as of July 1, 2012, and the net unrealized loss on the effective portion of these cash flow hedges was ($13.4) million. As of July 1, 2012, the Company had forward contracts in place to hedge future purchases beyond the next twelve months of approximately 0.5 billion Japanese yen, or approximately $6.1 million based upon the exchange rate as of July 1, 2012, and the net unrealized loss on the effective portion of these cash flow hedges was ($0.1) million.

Other Derivatives. Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at July 1, 2012 with realized and unrealized gains and losses included in other income (expense). As of July 1, 2012, the Company had foreign currency forward contracts hedging exposures in European euros, British pounds and Japanese yen. Foreign currency forward contracts were outstanding to buy and (sell) U.S. dollar equivalents of approximately $263.0 million and ($76.9) million in foreign currencies, respectively, based upon the exchange rates at July 1, 2012.

The Company currently has currency swap transactions with various counterparties to exchange Japanese yen for U.S. dollars that require the Company to comply with certain covenants, the strictest of which is to maintain a minimum liquidity of $1.0 billion. Liquidity is defined as the sum of the Company’s cash and cash equivalents and short and long-term marketable securities. These currency swap transactions had a combined notional amount of ($181.1) million based upon the exchange rates at July 1, 2012. Should the Company fail to comply with these covenants, the Company may be required to settle the unrealized gain or loss on the foreign exchange contracts prior to the original maturity date. The Company was in compliance with these covenants as of July 1, 2012.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivative Contracts. Fair value of derivative contracts as of July 1, 2012 and January 1, 2012 were as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	July 1, 2012	January 1, 2012	July 1, 2012	January 1, 2012
Designated cash flow hedges
Foreign exchange contracts	$568	$14,890	$—	$—
	568	14,890	—	—
Foreign exchange contracts not designated	5,088	6,203	3	—
Total derivatives	$5,656	$21,093	$3	$—

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	July 1, 2012	January 1, 2012	July 1, 2012	January 1, 2012
Designated cash flow hedges
Foreign exchange contracts	$14,071	$3,265	$—	$—
	14,071	3,265	—	—
Foreign exchange contracts not designated	4,025	36,780	1,745	5,790
Total derivatives	$18,096	$40,045	$1,745	$5,790

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges. The impact of the effective portion of designated cash flow derivative contracts on the Company’s results of operations for the three and six months ended July 1, 2012 and July 3, 2011 was as follows (in thousands):

	Three months ended				Six months ended
	Amount of gain recognized in OCI		Amount of gain (loss) reclassified from OCI to earnings		Amount of gain (loss) recognized in OCI		Amount of gain reclassified from OCI to earnings
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Foreign exchange contracts	$30,141	$26,272	$(1,529)	$1,853	$(38,920)	$(279)	$4,785	$4,547
Equity market risk contract	—	5,179	—	—	—	3,704	—	—

Foreign exchange contracts designated as cash flow hedges relate primarily to wafer purchases in Japanese yen. Gains and losses associated with foreign exchange contracts designated as cash flow hedges are expected to be recorded in cost of product revenues when reclassified out of accumulated OCI. Losses from the equity market risk contract were recorded in other income (expense) when reclassified out of accumulated OCI. The Company expects to realize the majority of the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

The following table includes the ineffective portion of designated cash flow derivative contracts and the forward points excluded for the purposes of cash flow hedging designation recognized in other income (expense) (in thousands):

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Foreign exchange contracts	$(799)	$(630)	$(5,246)	$(2,440)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Gain (loss) on foreign exchange contracts including forward point income	$(2,376)	$(11,696)	$2,586	$(2,036)
Gain (loss) from revaluation of foreign currency exposures hedged by foreign exchange contracts	2,242	12,900	(1,969)	2,070

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Balance Sheet Information

Accounts Receivable from Product Revenues, net. Accounts receivable from product revenues, net, were as follows (in thousands):

	July 1, 2012	January 1, 2012
Trade accounts receivable	$437,492	$692,702
Allowance for doubtful accounts	(3,833)	(5,717)
Price protection, promotions and other activities	(151,837)	(165,222)
Total accounts receivable from product revenues, net	$281,822	$521,763

Inventory. Inventory was as follows (in thousands):

	July 1, 2012	January 1, 2012
Raw material	$515,225	$398,308
Work-in-process	115,637	89,332
Finished goods	231,656	190,742
Total inventory	$862,518	$678,382

Other Current Assets. Other current assets were as follows (in thousands):

	July 1, 2012	January 1, 2012
Royalty and other receivables	$97,703	$53,443
Other non-trade receivable	—	26,875
Prepaid expenses	17,841	17,274
Tax-related receivables	214,369	67,157
Prepayment to Flash Forward Ltd.	20,577	20,577
Other current assets	5,656	21,093
Total other current assets	$356,146	$206,419

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Ventures were as follows (in thousands):

	July 1, 2012	January 1, 2012
Notes receivable, Flash Partners Ltd.	$220,043	$291,564
Notes receivable, Flash Alliance Ltd.	792,154	973,176
Notes receivable, Flash Forward Ltd.	176,034	32,396
Investment in Flash Partners Ltd.	250,367	258,184
Investment in Flash Alliance Ltd.	362,015	368,459
Investment in Flash Forward Ltd.	70,535	19,516
Total notes receivable and investments in Flash Ventures	$1,871,148	$1,943,295

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known. Impairments, when required, are recorded in other income (expense). The Company makes or will make long-term loans to Flash Ventures to fund new process technologies and additional wafer capacities. The Company aggregates its Flash Ventures Notes Receivables into one class of financing receivables due to the similar ownership interest and common structure in each Flash Ventures entity. For all reporting periods presented, no loans were past due and no loan impairments were recorded.

Other Non-Current Assets. Other non-current assets were as follows (in thousands):

	July 1, 2012	January 1, 2012
Prepaid tax on intercompany transactions	$44,304	$46,489
Prepayment to Flash Forward Ltd.	15,433	29,396
Convertible note issuance costs	9,650	12,992
Long-term prepaid income tax	63,008	3,956
Other non-current assets	29,227	29,782
Total other non-current assets	$161,622	$122,615

Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	July 1, 2012	January 1, 2012
Accrued payroll and related expenses	$85,361	$132,182
Derivative contract payables	18,096	40,045
Taxes payable	6,345	61,144
Other accrued liabilities	127,435	104,146
Total other current accrued liabilities	$237,237	$337,517

Non-current liabilities. Non-current liabilities were as follows (in thousands):

	July 1, 2012	January 1, 2012
Deferred tax liabilities	$39,734	$44,262
Income tax liabilities	211,029	218,994
Deferred credits on intercompany transactions	66,950	67,926
Other non-current liabilities	124,662	84,342
Total non-current liabilities	$442,375	$415,524

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets and the activity was as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Balance, beginning of period	$32,119	$21,205	$26,957	$24,702
Additions and adjustments to cost of product revenues	3,073	7,645	13,479	8,204
Usage	(3,552)	(5,694)	(8,796)	(9,750)
Balance, end of period	$31,640	$23,156	$31,640	$23,156

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

Accumulated Other Comprehensive Income. Accumulated other comprehensive income presented in the accompanying Condensed Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and hedging activities, net of tax, for all periods presented (in thousands):

	July 1, 2012	January 1, 2012
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$17,575	$10,849
Foreign currency translation	260,587	300,788
Hedging activities	(22,641)	21,064
Total accumulated other comprehensive income	$255,521	$332,701

The amount of income tax expense (benefit) allocated to available-for-sale investments, foreign currency translation and hedging activities was as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Available-for-sale investments	$841	$7,575	$3,834	$9,256
Foreign currency translation	7,353	8,221	(6,842)	848
Hedging activities	—	1,890	—	1,352
	$8,194	$17,686	$(3,008)	$11,456

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Goodwill and Intangible Assets

Goodwill. Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of January 1, 2012	$154,899
Acquisitions	42,979
Balance as of July 1, 2012	$197,878

Goodwill increased by $43.0 million due to the Company’s acquisition of 100% of the outstanding shares of FlashSoft Corporation (“FlashSoft”) on February 13, 2012 and Schooner Information Technology, Inc. (“Schooner”) on June 21, 2012.

FlashSoft is a provider of software caching solutions that enable flash-based products to be configured as high-performance cache. The acquisition of FlashSoft adds software caching solutions to the Company’s growing portfolio of enterprise market solutions. The goodwill resulted from expected synergies from the transaction, including the Company’s resources and complementary products, and is not deductible for tax purposes. The preliminary estimates of fair value for the liabilities assumed from the acquisition is subject to change as the Company obtains additional information related to certain legal contingency matters during the measurement period (up to one year from the acquisition date).

Schooner is an enterprise software company that develops flash-optimized database and data store solutions.  Schooner’s products complement the Company’s growing portfolio of enterprise market solutions and flash-optimized software offerings that enable customers to accelerate the performance of data-intensive applications and reduce overall cost of ownership. The goodwill resulted from expected synergies from the transaction, including the Company’s resources and complementary products, and is not deductible for tax purposes. The preliminary estimates of fair value for the liabilities assumed from the acquisition is subject to change as the Company obtains additional information related to certain legal contingency matters during the measurement period (up to one year from the acquisition date).

Intangible Assets. Intangible asset balances are presented below (in thousands):

	July 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$200,010	$(48,474)	$151,536
Core technology	79,800	(79,800)	—
Customer relationships	13,050	(6,710)	6,340
Trademarks	5,700	(1,239)	4,461
Covenants not to compete	3,100	(843)	2,257
Acquisition-related intangible assets	301,660	(137,066)	164,594
Technology licenses and patents	133,317	(53,065)	80,252
Total intangible assets subject to amortization	434,977	(190,131)	244,846
Acquired in-process research and development	39,335	—	39,335
Total intangible assets	$474,312	$(190,131)	$284,181

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$172,800	$(30,014)	$142,786
Core technology	79,800	(75,349)	4,451
Customer relationships	12,200	(3,643)	8,557
Trademarks	5,300	(633)	4,667
Covenants not to compete	700	(209)	491
Acquisition-related intangible assets	270,800	(109,848)	160,952
Technology licenses and patents	131,340	(40,801)	90,539
Total intangible assets subject to amortization	402,140	(150,649)	251,491
Acquired in-process research and development	36,200	—	36,200
Total intangible assets	$438,340	$(150,649)	$287,691

Acquisition-related intangible assets increased in the six months ended July 1, 2012 due to the acquisitions of FlashSoft and Schooner.

The annual expected amortization expense of intangible assets as of July 1, 2012, excluding acquired in-process research and development, is presented below (in thousands):

	Estimated Amortization Expense
	Acquisition-related Intangible Assets	Technology Licenses and Patents
Fiscal year:
2012 (remaining six months)	$24,280	$12,295
2013	44,690	23,337
2014	40,307	21,231
2015	40,142	20,056
2016	15,175	3,333
Total intangible assets subject to amortization	$164,594	$80,252

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt (in thousands):

	July 1, 2012	January 1, 2012
1% Notes due 2013	$1,150,000	$1,150,000
Less: Notes redeemed (valued at par)	(221,939)	(221,939)
Unamortized interest discount	(49,132)	(75,915)
Net carrying amount of 1% Notes due 2013	878,929	852,146

1.5% Notes due 2017	1,000,000	1,000,000
Less: Unamortized interest discount	(228,902)	(247,235)
Net carrying amount of 1.5% Notes due 2017	771,098	752,765
Total convertible debt	1,650,027	1,604,911
Less: Convertible short-term debt	(878,929)	—
Convertible long-term debt	$771,098	$1,604,911

1% Convertible Senior Notes Due 2013. In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due May 15, 2013 (the “1% Notes due 2013”) at par and has subsequently repurchased $221.9 million of principal amount of these notes. The 1% Notes due 2013 may be converted, under certain circumstances, based on an initial conversion rate of 12.1426 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share). The net proceeds to the Company from the offering of the 1% Notes due 2013 were $1.13 billion. As of July 1, 2012, the Company had $928.1 million outstanding in aggregate principal amount at par.

The Company separately accounts for the liability and equity components of the 1% Notes due 2013. The principal amount of the liability component of $753.5 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $394.3 million as of July 1, 2012 and January 1, 2012.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the discount on the liability component of the 1% Notes due 2013 (in thousands):

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Contractual interest coupon	$2,321	$2,876	$4,640	$5,750
Amortization of bond issuance costs	696	857	1,392	1,714
Amortization of bond discount	13,276	15,293	26,301	30,287
Total interest cost recognized	$16,293	$19,026	$32,333	$37,751

The effective interest rate on the liability component of the 1% Notes due 2013 was 7.4% for each of the three and six months ended July 1, 2012 and July 3, 2011.  The remaining bond discount of $49.1 million as of July 1, 2012 will be amortized over the remaining life of the 1% Notes due 2013, which is approximately 0.9 years.

Concurrent with the issuance of the 1% Notes due 2013, the Company sold warrants to acquire shares of its common stock at an exercise price of $95.03 per share. Due to the repurchase of a portion of the outstanding 1% Notes due 2013 in fiscal year 2011, the Company unwound a pro-rata portion of the warrants. The counterparties may now purchase up to 11.3 million shares of the Company’s common stock at an exercise price of $95.03 per share. As of July 1, 2012, the warrants had an expected life of approximately 1.1 years and will expire on 20 different dates from August 23, 2013 through September 20, 2013. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of July 1, 2012, the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

remaining warrants had not been exercised and remain outstanding. In addition, at issuance, counterparties agreed to sell to the Company up to approximately 14.0 million shares of its common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share. Due to the repurchase of a portion of the outstanding 1% Notes due 2013 in fiscal year 2011, the Company unwound a pro-rata portion of the convertible bond hedge. The Company may now purchase up to 11.3 million shares of its common stock at a conversion price of $82.36 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by it upon conversion of the 1% Notes due 2013. As of July 1, 2012, the Company had not purchased any shares under the remaining convertible bond hedge agreement.

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

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017. The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $294.0 million as of July 1, 2012, unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the discount on the liability component of the 1.5% Notes due 2017 (in thousands):

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Contractual interest coupon	$3,750	$3,750	$7,500	$7,500
Amortization of bond issuance costs	666	680	1,333	1,361
Amortization of bond discount	9,080	8,540	17,941	16,911
Total interest cost recognized	$13,496	$12,970	$26,774	$25,772

The effective interest rate on the liability component was 6.85% for each of the three and six months ended July 1, 2012 and July 3, 2011. The remaining unamortized interest discount of $228.9 million as of July 1, 2012 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 5.1 years.

Concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to acquire shares of its common stock at an exercise price of $73.33 per share. As of July 1, 2012, the warrants had an expected life of approximately 5.4 years and will expire on 40 different dates from November 13, 2017 through January 10, 2018. At each expiration date, the Company may, at its option, elect to settle the warrants on a net share basis. As of July 1, 2012, the warrants had not been exercised and remain outstanding. In addition, counterparties agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. As of July 1, 2012, the Company had not purchased any shares under this convertible bond hedge agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Share Repurchase Program

During the fourth quarter of fiscal year 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s outstanding common stock over a period of up to five years. Under this program, shares repurchased are recorded as a reduction to capital in excess of par value and retained earnings in the Company’s Condensed Consolidated Balance Sheet. The Company has cumulatively repurchased 3.9 million shares for $158.1 million, of which during the six months ended July 1, 2012, the Company repurchased 3.8 million shares for an aggregate purchase price of $154.1 million. As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions. These arrangements generally require the Company to make an upfront cash payment in exchange for the right to receive shares of its common stock or cash at the expiration of the agreement, dependent upon the volume-weighted average price of the Company’s common stock at the expiration date. The initial cash principal payment, as well as the subsequent repayment of principal and return on principal, if settled in cash, are recorded as a component of capital in excess of par value in the Company’s Condensed Consolidated Balance Sheet. In the first quarter of fiscal year 2012, the Company entered into structured share repurchase arrangements which required an upfront cash payment of $20.0 million. These arrangements settled within the first quarter of fiscal 2012 and resulted in zero stock repurchases and the Company receiving its original upfront cash payment of $20.0 million and returns totaling $1.1 million. In the second quarter of fiscal year 2012, the Company entered into structured share repurchase arrangements which required an upfront cash payment of $20.0 million. As of July 1, 2012, aggregate prepayments of $20.0 million were outstanding under these arrangements. These arrangements settled in late July 2012 and resulted in zero stock repurchases and the Company receiving its original upfront cash payment of $20.0 million and returns totaling $1.5 million. As of July 1, 2012, the Company had approximately $342 million remaining under this share repurchase program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Share-based Compensation

Share-based Plans. The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employee service providers. This program includes incentive and non-statutory stock option awards, stock appreciation right awards, restricted stock unit awards, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. These awards are granted under various programs, all of which are stockholder approved. Stock option awards generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 12 quarters of continued service. Restricted stock unit awards generally vest in equal annual installments over a 4-year period. Initial grants to non-employee board members under the automatic grant program vest in equal annual installments over a 4-year period and subsequent grants to non-employee board members generally vest over a 1-year period in accordance with the specific vesting provisions set forth in that program. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lower.

FlashSoft Corporation Amended and Restated 2011 Equity Plan. The FlashSoft Corporation Amended and Restated 2011 Equity Plan was assumed pursuant to the Company’s acquisition of FlashSoft on February 13, 2012. Unvested restricted stock unit awards that were outstanding under this plan on February 13, 2012 were assumed by the Company and are governed by the existing terms of the plan. Restricted stock unit awards granted under this plan generally vest in equal annual installments over a 4-year period.

Valuation Assumptions

Option Plan Shares. The fair value of the Company’s stock options granted to employees, officers and non-employee board members was estimated using the following weighted average assumptions:

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Dividend yield	None	None	None	None
Expected volatility	0.40	0.43	0.43	0.43
Risk-free interest rate	0.53%	1.33%	0.61%	1.68%
Expected term	3.9 years	4.3 years	4.3 years	4.3 years
Estimated annual forfeiture rate	8.59%	8.57%	8.59%	8.57%
Weighted average fair value at grant date	$11.34	$16.11	$16.72	$17.75

Employee Stock Purchase Plan Shares. The fair value of the Company’s ESPP shares issued to employees was estimated using the following weighted average assumptions:

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Dividend yield	None	None	None	None
Expected volatility	0.38	0.43	0.38	0.43
Risk-free interest rate	0.15%	0.17%	0.15%	0.17%
Expected term	½ year	½ year	½ year	½ year
Weighted average fair value at purchase date	$12.24	$13.79	$12.24	$13.79

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of July 1, 2012 and changes during the six months ended July 1, 2012 is presented below (in thousands, except for weighted average exercise price and remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at January 1, 2012	17,559	$36.55	3.4	$257,251
Granted	2,028	47.12
Exercised	(2,109)	23.64		49,353
Forfeited	(164)	33.30
Expired	(171)	53.44
Options and SARs outstanding at July 1, 2012	17,143	39.26	3.5	101,671
Options and SARs vested and expected to vest after July 1, 2012, net of forfeitures	16,469	39.08	3.4	100,224
Options and SARs exercisable at July 1, 2012	11,013	39.12	2.4	73,039

At July 1, 2012, the total compensation cost related to stock options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $73.2 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plans during the six months ended July 1, 2012 is presented below (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at January 1, 2012	2,051	$40.22	$100,913
Granted	1,536	45.50
Vested	(622)	47.87	28,466
Forfeited	(72)	43.62
Assumed through acquisition	59	46.63
Non-vested share units at July 1, 2012	2,952	43.47	107,687

As of July 1, 2012, the Company had approximately $96.7 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 3.1 years.

Employee Stock Purchase Plan. At July 1, 2012, there was approximately $1.1 million of total unrecognized compensation cost related to the Company’s ESPP that is expected to be recognized over a period of approximately 0.1 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense (in thousands):

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Share-based compensation expense by caption:
Cost of product revenues	$1,923	$1,090	$3,460	$2,032
Research and development	10,623	7,684	20,650	14,928
Sales and marketing	3,634	2,867	7,263	5,042
General and administrative	4,073	2,717	7,960	6,947
Total share-based compensation expense	20,253	14,358	39,333	28,949
Total tax benefit recognized	(4,676)	(3,349)	(9,845)	(7,732)
Decrease in net income	$15,577	$11,009	$29,488	$21,217

Share-based compensation expense by type of award:
Stock options and SARs	$9,426	$6,966	$18,642	$15,648
RSUs	8,608	5,271	16,502	9,110
ESPP	2,219	2,121	4,189	4,191
Total share-based compensation expense	20,253	14,358	39,333	28,949
Total tax benefit recognized	(4,676)	(3,349)	(9,845)	(7,732)
Decrease in net income	$15,577	$11,009	$29,488	$21,217

Share-based compensation expense of $1.8 million and $1.4 million related to manufacturing personnel was capitalized into inventory as of July 1, 2012 and January 1, 2012, respectively.

The total grant date fair value of options and RSUs vested was as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Fair value of options vested	$8,214	$7,458	$22,974	$19,401
Fair value of RSUs vested	4,283	1,227	23,584	10,345
Total fair value of options and RSUs vested	$12,497	$8,685	$46,558	$29,746

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Provision for Income Taxes

The following table presents the provision for income taxes and the effective tax rate (in thousands, except percentages):

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Provision for income taxes	$6,017	$116,353	$58,180	$223,157
Effective tax rate	31.7%	31.9%	31.4%	32.1%

The provision for income taxes for the three and six months ended July 1, 2012 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation and tax-exempt interest income. The provision for income taxes for the three and six months ended July 3, 2011 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, tax-exempt interest income and the benefit from federal and California R&D credits. Earnings and taxes resulting from foreign operations are largely attributable to the Company’s Irish, Chinese, Israeli and Japanese entities. As of July 1, 2012, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in the U.S. and foreign tax jurisdictions, for which the Company has provided a valuation allowance.

Unrecognized tax benefits were $183.1 million and $185.8 million as of July 1, 2012 and January 1, 2012, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $83.5 million at July 1, 2012. Income tax expense for the three and six months ended July 1, 2012 and July 3, 2011 included interest and penalties of $0.7 million, $1.5 million, $0.7 million and $1.3 million, respectively.

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

In addition, the Company is currently under audit by various state and international tax authorities. The Company cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not materially harm the Company’s financial position, results of operations or liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Numerator for basic net income per share:
Net income	$12,969	$248,390	$127,354	$472,514
Denominator for basic net income per share:
Weighted average common shares outstanding	242,276	238,851	242,579	238,162
Basic net income per share	$0.05	$1.04	$0.53	$1.98

Numerator for diluted net income per share:
Net income	$12,969	$248,390	$127,354	$472,514
Denominator for diluted net income per share:
Weighted average common shares outstanding	242,276	238,851	242,579	238,162
Incremental common shares attributable to exercise of outstanding employee stock options and SARs (assuming proceeds would be used to purchase common stock), RSUs and ESPP	2,294	5,011	3,447	5,556
Shares used in computing diluted net income per share	244,570	243,862	246,026	243,718
Diluted net income per share	$0.05	$1.02	$0.52	$1.94

Anti-dilutive shares excluded from net income per share calculation	74,276	73,623	71,043	72,898

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt. Diluted earnings per share include the dilutive effects of stock options, SARs, RSUs and ESPP. Certain common stock issuable under stock options, SARs, warrants, the 1% Notes due 2013 and the 1.5% Notes due 2017 have been omitted from the diluted net income per share calculation because their inclusion is considered anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments, Contingencies and Guarantees

Flash Partners. The Company has a 49.9% ownership interest in Flash Partners Ltd. (“Flash Partners”), a business venture with Toshiba Corporation (“Toshiba”) which owns 50.1%, formed in fiscal year 2004. As of July 1, 2012, the Company had notes receivable from Flash Partners of $220.0 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners using the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” At July 1, 2012 and January 1, 2012, the Company had an equity investment in Flash Partners of $250.4 million and $258.2 million, respectively, denominated in Japanese yen, offset by $78.0 million and $85.8 million, respectively, of cumulative translation adjustments recorded in accumulated OCI. In the three and six months ended July 1, 2012 and July 3, 2011, the Company recorded a basis adjustment of $0.8 million, $2.1 million, $1.3 million and $2.7 million, respectively, to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

Flash Alliance. The Company has a 49.9% ownership interest in Flash Alliance Ltd. (“Flash Alliance”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2006. As of July 1, 2012, the Company had notes receivable from Flash Alliance of $792.2 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance using the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” At July 1, 2012 and January 1, 2012, the Company had an equity investment in Flash Alliance of $362.0 million and $368.5 million, respectively, denominated in Japanese yen, offset by $81.5 million and $92.6 million, respectively, of cumulative translation adjustments recorded in accumulated OCI. In the three and six months ended July 1, 2012 and July 3, 2011, the Company recorded a basis adjustment of $3.8 million, $7.8 million, $4.5 million and $15.9 million, respectively, to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

Flash Forward. The Company has a 49.9% ownership interest in Flash Forward Ltd. (“Flash Forward”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2010. As of July 1, 2012, the Company had notes receivable from Flash Forward of $176.0 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward using the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” At July 1, 2012 and January 1, 2012, the Company had an equity investment in Flash Forward of $70.5 million and $19.5 million, respectively, denominated in Japanese yen, offset by $1.6 million and $1.1 million, respectively, of cumulative translation adjustments recorded in accumulated OCI. As of July 1, 2012, Phase 1 of Fab 5 was equipped to approximately 30% of eventual equipment capacity and the Company had invested in 50% of that equipment.  The equipped portion of Fab 5 is running at full utilization. The Company does not plan to invest in further Fab 5 capacity expansion for the remainder of fiscal year 2012.

Inventory Purchase Commitments with Flash Ventures. Purchase orders placed under Flash Ventures for up to three months are binding and cannot be canceled. These outstanding purchase commitments are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Liabilities

Flash Ventures. Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements totaling 404.2 billion Japanese yen, or approximately $5.08 billion based upon the exchange rate at July 1, 2012. As of July 1, 2012, the total amount outstanding from these master leases was 151.2 billion Japanese yen, or approximately $1.90 billion based upon the exchange rate at July 1, 2012, of which the amount of the Company’s guarantee obligation of the Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 75.6 billion Japanese yen, or approximately $950 million based upon the exchange rate at July 1, 2012.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”). As of July 1, 2012, Flash Ventures was in compliance with all of its master lease covenants. As of July 1, 2012, the Company’s R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I; and the Company’s S&P credit rating was BB, one notch above the required minimum corporate rating threshold from S&P. If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, the Company’s stockholders’ equity falls below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Ventures master lease agreements.

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both original and refinanced leases) in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at July 1, 2012.

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Yen in billions)	(Dollars in thousands)
Flash Partners
March 2007	Original	¥2.1	$25,896	2012
February 2008	Original	1.6	20,046	2013
April 2010	Refinanced	1.9	24,280	2014
January 2011	Refinanced	3.4	42,358	2014
November 2011	Refinanced	7.8	98,501	2014
March 2012	Refinanced	3.1	38,628	2015
		19.9	249,709
Flash Alliance
November 2007	Original	8.9	111,550	2013
June 2008	Original	12.0	151,812	2013
March 2012	Original	9.5	119,557	2017
		30.4	382,919
Flash Forward
November 2011	Original	15.8	198,191	2016
March 2012	Original	9.5	119,512	2017
		25.3	317,703
Total guarantee obligations		¥75.6	$950,331

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of July 1, 2012 in U.S. dollars based upon the yen/dollar exchange rate at July 1, 2012 (in thousands).

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$243,882	$173,530	$417,412
Year 2	146,637	65,700	212,337
Year 3	103,508	45,080	148,588
Year 4	64,208	—	64,208
Year 5	35,327	72,459	107,786
Total guarantee obligations	$593,562	$356,769	$950,331

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of July 1, 2012, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of July 1, 2012 or January 1, 2012, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third-party patents. The Company has not made any indemnification payments under any such agreements and as of July 1, 2012, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at July 1, 2012, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of July 1, 2012 are as follows (in thousands):

	Total		1 Year or Less (Remaining 6 months in Fiscal 2012)	2 –3 Years (Fiscal 2013 and 2014)	4 –5 Years (Fiscal 2015 and 2016)	More than 5 Years (Beyond Fiscal 2016)
Facility and other operating leases	$20,058	(5)	$4,585	$10,021	$4,561	$891
Flash Partners (1)	796,962	(5)(6)	114,737	464,114	153,320	64,791
Flash Alliance (1)	1,552,973	(5)(6)	286,066	799,390	366,016	101,501
Flash Forward (1)	583,633	(5)(6)	68,103	270,144	209,728	35,658
Toshiba research and development	146,163	(5)	78,643	52,520	15,000	—
Capital equipment purchase commitments	115,416		115,405	11	—	—
1% Convertible senior notes principal and interest (2)	937,341		4,640	932,701	—	—
1.5% Convertible senior notes principal and interest (3)	1,082,500		7,500	30,000	30,000	1,015,000
Operating expense commitments	55,283		49,047	6,236	—	—
Noncancelable production purchase commitments (4)	310,115	(5)	310,024	91	—	—
Total contractual cash obligations	$5,600,444		$1,038,750	$2,565,228	$778,625	$1,217,841
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

(5)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at July 1, 2012.

(6)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are as follows (in thousands):

July 1, 2012
Guarantee of Flash Ventures equipment leases (1)	$950,331
————

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 75.6 billion Japanese yen, or approximately $950 million based upon the exchange rate at July 1, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has excluded $211.0 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at July 1, 2012. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2012 through fiscal year 2020. Future minimum lease payments are presented below (in thousands):

July 1, 2012
Fiscal year:
2012 (remaining 6 months)	$4,834
2013	6,393
2014	4,683
2015	3,862
2016	1,410
2017 and thereafter	891
22,073
Sublease income to be received in the future under noncancelable subleases	(2,015)
Net operating leases	$20,058

On January 31, 2012, the Company purchased for $87.5 million, five adjacent buildings in Milpitas, California, three of which were previously leased. Pursuant to this purchase, the Company terminated the three building lease agreements with remaining aggregate lease obligations of $3.9 million that were set to expire in 2013.

Net rent expense was as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Rent expense, net	$1,685	$1,951	$2,798	$3,847

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

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures totaling $746.1 million, $1.43 billion, $746.8 million and $1.56 billion in the three and six months ended July 1, 2012 and July 3, 2011, respectively. The Company received loan repayments from Flash Ventures of $148.0 million, $211.8 million, zero and $85.1 million in the three and six months ended July 1, 2012 and July 3, 2011, respectively. At July 1, 2012 and January 1, 2012, the Company had accounts payable balances due to Flash Ventures of $234.6 million and $275.8 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below (in millions).

	July 1, 2012	January 1, 2012
Notes receivable	$1,188	$1,297
Equity investments	683	646
Operating lease guarantees	950	732
Prepayments	36	50
Maximum loss exposure	$2,857	$2,725

Solid State Storage Solutions LLC. During the second quarter of fiscal year 2007, the Company formed Solid State Storage Solutions LLC (“S4”), a venture with third parties to license intellectual property. S4 qualifies as a variable interest entity. The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented. The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities. S4’s assets and liabilities were not material to the Company’s Condensed Consolidated Balance Sheets as of July 1, 2012 and January 1, 2012.

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

Patent Infringement Litigation Initiated by SanDisk. On October 24, 2007, the Company filed a Complaint for patent infringement in the U.S. District Court for the Western District of Wisconsin (the “District Court”) against the following defendants: Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corp., Silicon Motion, Inc. (Taiwan), Silicon Motion, Inc. (California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); Synergistic Sales, Inc. (“Synergistic”); USBest Technology, Inc. dba Afa Technologies, Inc. (“USBest”); Skymedi Corp. (“Skymedi”); Chipsbank Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Infotech Logistic LLC (“Infotech”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (Taiwan), Transcend Information Inc. (California, U.S.A.), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co., A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc.; Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”) EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”). In this action (the “’607 Action”), the Company initially asserted that the defendants infringed U.S. Patent Nos. 5,719,808 (the “’808 patent”), 6,763,424 (the “’424 patent”); 6,426,893 (the “’893 patent”); 6,947,332 (the “’332 patent”); and 7,137,011 (the “’011 patent”). The Company entered into a stipulation dismissing the ’332 patent. The Company concurrently filed a second Complaint for patent infringement in the same District Court against the following defendants:  Phison, Silicon Motion, Synergistic, USBest, Skymedi, Zotek, Infotech, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, A-DATA, Apacer, Behavior, and Dane-Elec. In this action (the “’605 Action”), the Company asserted that the defendants infringed U.S. Patent Nos. 6,149,316 (the “’316 patent”) and  6,757,842 (the “’842 patent”). The Company seeks damages and injunctive relief in both actions. Settlement agreements were reached with, and the Company has dismissed its claims against, Imation, Phison, Silicon Motion, Skymedi, Verbatim, Corsair, Add-On Computer Peripherals, EDGE, Infotech, Interactive, PNY, TSR and Welldone. In addition, the Company’s claims against Chipsbank, Acer, Behavior, Dane-Elec, LG, PQI, USBest, Transcend, A-DATA, Apacer, Buffalo and Synergistic were dismissed without prejudice. In light of these settlements and dismissals, Kingston is the only remaining defendant.

The District Court consolidated the ’605 and ’607 Actions and stayed these actions during the pendency of related proceedings before the U.S. International Trade Commission, which are now closed. After lifting the stay, the District Court set the trial to begin on February 28, 2011. On September 22, 2010, the District Court issued a Markman Order construing certain terms from the remaining patents. In light of the District Court’s Markman Order, the Company withdrew its allegations regarding the ’808 and ’893 patents. On February 15, 2011, the District Court issued a Summary Judgment Order that found that certain Kingston products with a Phison PS3006 controller contributorily infringed claims 20, 24, 28 and 30 of the ’424 patent. In doing so, the District Court found that there were no substantial non-infringing uses for these Kingston products. As part of the order, the District Court also ruled that the majority of accused Kingston products (ones that did not contain the Phison PS3006 controller) did not infringe the asserted claims of the ’424 patent. The Summary Judgment Order further found

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

that none of the accused Kingston products infringed the asserted claims of the ’842 and ’316 patents. The Summary Judgment Order also found that the Company had standing to sue Kingston on the ’842 and ’316 patents and that the Company was not entitled to damages for Kingston’s sales prior to October 2007. The Company disagrees with various aspects of the District Court’s rulings in the Summary Judgment Order. On February 17, 2011, the Company and Kingston filed a stipulated dismissal with the District Court, stating that rather than proceeding to trial against Kingston products containing the Phison PS3006 controller, which represented a small amount of damages, the Company agreed to dismiss its claim against the Kingston PS3006 product and Kingston agreed to dismiss its invalidity and/or enforceability counterclaims against the Company’s patents, thereby allowing either party to appeal. Under the terms of the stipulated dismissal, the Company and Kingston have the right to re-file the dismissed claims if (a) an appellate court reverses, remands, or vacates, in whole or in part, the District Court’s September 22, 2010 Claim Construction Order, or the District Court’s February 15, 2010 Summary Judgment, and (b) the case is returned to the District Court for further proceedings. The stipulation for dismissal does not prejudice either the Company or Kingston’s right to appeal this matter in whole or in part.

The District Court entered an amended final judgment dismissing these actions on March 29, 2011. The Company filed a timely notice of appeal from that judgment on April 19, 2011, and the appeal was argued before the U.S. Court of Appeals for the Federal Circuit on March 7, 2012.

Patent Infringement Litigation Initiated by SanDisk. On May 4, 2010, the Company filed a Complaint for patent infringement in the U.S. District Court for the Western District of Wisconsin (the “District Court”) against Kingston and Imation. The Company has since dismissed its claims against Imation in light of a confidential settlement agreement between the parties. In this action, the Company asserts U.S. Patent Nos. 7,397,713; 7,492,660; 7,657,702; 7,532,511; 7,646,666; 7,646,667; and 6,968,421. The Company seeks damages and injunctive relief. Kingston has answered the Complaint denying infringement and raising several affirmative defenses and related counterclaims. These defenses and related counterclaims include, among others, non-infringement, invalidity, implied license, express license, unenforceability for alleged patent misuse, lack of standing and bad faith litigation. Kingston also asserted antitrust counterclaims against the Company alleging monopolization, attempted monopolization and agreement in restraint of trade, all under the Sherman Act. Kingston also asserted state law unfair competition counterclaims. The Company has denied Kingston’s counterclaims. The District Court issued a Markman Order construing certain claim terms of the patents on March 16, 2011. On June 10, 2011, the Company filed a motion seeking a summary judgment in connection with Kingston’s antitrust counterclaims and Kingston’s implied license defense. On June 10, 2011, Kingston filed a motion seeking a summary judgment of non-infringement concerning all of the Company’s asserted patent claims, invalidity of certain of those claims, and in connection with certain of the Company’s damages claims. On August 12, 2011, the District Court granted Kingston’s motion for summary judgment as to all of the Company’s infringement claims. On October 13, 2011, the District Court granted the Company’s motion for summary judgment on Kingston’s monopolization and attempted monopolization counterclaims, but denied the Company’s motion for summary judgment on Kingston’s federal agreement-in-restraint-of-trade counterclaim and state law unfair competition counterclaim. A bench trial on Kingston’s remaining counterclaims was held the week of November 7, 2011. On March 27, 2012, the District Court issued a decision finding in favor of the Company on Kingston’s remaining federal antitrust and state law unfair competition counterclaims. The District Court issued a final judgment on April 20, 2012, entering judgment in Kingston’s favor on all of the Company’s infringement claims and judgment in the Company’s favor on all of Kingston’s federal antitrust and state law unfair competition counterclaims. On April 30, 2012, Kingston filed a notice of appeal. The Company filed a notice of appeal on May 18, 2012.

Patent Infringement Litigation Initiated by SanDisk (United Kingdom). On April 4, 2011, following the detention by Customs Authorities in the United Kingdom of several consignments of Universal Serial Bus (“USB”) flash drive products imported by Kingston Digital Europe Limited (“KDEL”), SanDisk IL Ltd. and the Company commenced patent infringement proceedings against KDEL in the Patents Court in the Chancery Division of the High Court. The subject matter of the proceedings concerns Kingston USB flash drive products suspected of infringing three Company patents, being European patents (UK) numbered 1,092,193, 1,548,604 and 1,746,513. The Company seeks injunctive relief, damages, costs and associated remedies in those proceedings. A further related company, Kingston Technology Europe Limited, was initially named in the proceedings but was removed after KDEL admitted to all importation of the relevant products. KDEL filed its Defence (i.e., Defense) on May 19, 2011 denying infringement and seeking revocation of all three patents. Two further Kingston companies - Kingston Technology Co., Inc. (“KTCI”) and Kingston Technology Corporation (“KTC”) - were added to the proceedings by Court Order dated March 15, 2012. KTC and KTCI served a Joint Defence with KDEL on April 30, 2012, which was substantially similar to the latest form of KDEL’s Defence. Trial is expected to commence in 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Patent Litigation Initiated By SanDisk.  On October 27, 2011, in response to infringement allegations by Round Rock Research LLC (“Round Rock”), the Company filed a lawsuit against Round Rock in the U.S. District Court for the Northern District of California (the “District Court”). The lawsuit seeks a declaratory judgment that eleven Round Rock patents are invalid and/or not infringed by flash memory products sold by the Company. On March 1, 2012, Round Rock filed its answer and counterclaim, in which it asserted that the eleven patents-in-suit are valid and infringed by the Company. On May 3, 2012, the Company amended its complaint to add a twelfth patent. On May 17, 2012, Round Rock answered and counterclaimed, asserting that the Company infringed the twelfth patent added to the case. The Company filed motions for summary judgment of invalidity of two of the asserted patents on July 5, 2012, and Round Rock withdrew both patents on July 19, 2012.

In addition, Round Rock filed a lawsuit against the Company in the U.S. District Court for the District of Delaware on May 3, 2012, asserting that the Company is infringing eleven patents. The patents being asserted against the Company in the lawsuit in the District of Delaware include one patent that is also being litigated between the parties in the action pending in the District Court. Round Rock subsequently filed an amended complaint in Delaware alleging that the Company’s alleged infringement was willful.

Federal Civil Antitrust Class Actions. Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the U.S. District Court for the Northern District of California (the “District Court”), in eight purported class action complaints. On February 7, 2008, all of the civil complaints were consolidated into two Complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in a purported class action captioned In re Flash Memory Antitrust Litigation. Plaintiffs alleged the Company and a number of other manufacturers of flash memory and flash memory products conspired to fix, raise, maintain and stabilize the price of NAND flash memory in violation of state and federal laws and sought an injunction, damages, restitution, fees, costs and disgorgement of profits. The direct purchaser lawsuit was dismissed with prejudice. On March 31, 2010, the District Court denied the indirect purchaser plaintiffs’ class certification motion, and denied plaintiffs’ motion for leave to amend the Consolidated Amended Complaint to substitute certain class representatives. On April 5, 2011, the District Court denied the indirect purchaser plaintiffs’ motion for reconsideration of the class certification decision and on April 19, 2011, indirect purchaser plaintiffs filed a Rule 23(f) petition to the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) to request permission to appeal that decision. On June 28, 2011, the Ninth Circuit denied that petition. On July 12, 2011, indirect purchaser plaintiffs petitioned the Ninth Circuit for a rehearing, which the Ninth Circuit denied on August 24, 2011. In May 2012, following a settlement with individual indirect purchasers, the case against the Company was dismissed with prejudice.

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The Amended Complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss which resulted in Dr. Harari being dismissed as a defendant. In addition, the Company filed a motion requesting that the District Court certify for immediate interlocutory appeal the portion of its Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. The Company answered the Complaint on March 10, 2011, denying all of Ritz’s allegations of wrongdoing. On September 7, 2011, the District Court granted the Company’s motion to certify for interlocutory appeal. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. The briefing on appeal has been completed. The Federal Circuit has not set a date for oral argument.

Samsung Federal Antitrust Action Against Panasonic and SD-3C. On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed this action in the U.S. District Court for the Northern District of California (the “District Court”) alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and SD-3C, LLC (“SD-3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws. Such claims are based on, inter alia, alleged conduct related to the licensing practices and operations of SD-3C. The Complaint further seeks a declaration that Panasonic and SD-3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable. The Company is not named as a defendant in this

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

case, but it established SD-3C along with Panasonic and Toshiba, and the Complaint includes various factual allegations concerning the Company. Defendants filed a motion to dismiss on September 24, 2010, and thereafter Samsung filed a First Amended Complaint (“FAC”) on October 14, 2010, which was also based on alleged conduct related to the licensing practices and operations of the SD-3C, and contained the same claims as the original Complaint. On August 25, 2011, the District Court granted defendants’ motion to dismiss the FAC. The District Court dismissed the patent misuse claim with prejudice, but gave Samsung leave to amend its other claims. On September 16, 2011, Samsung filed its Second Amended Complaint (“SAC”), which continued to assert claims based on alleged conduct related to the licensing practices and operations of the SD-3C and contained the same claims as the original complaint, except for the patent misuse claim. The defendants filed a motion to dismiss the SAC on October 6, 2011. By Order dated January 3, 2012, the Court granted defendants’ motion without leave to amend. Samsung filed a notice of appeal, dated January 25, 2012. The briefing on appeal has been completed.

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California (the “District Court”) on behalf of a nationwide class of indirect purchasers of Secure Digital (“SD”) cards alleging various claims against the Company, SD‑3C, Panasonic, Toshiba, and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antirust and unfair competition laws, and common law. Plaintiffs allege the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On November 23, 2011, Plaintiffs filed a First Amended Complaint, and on February 21, 2012, the Company and the other defendants filed a joint motion to dismiss the First Amended Complaint. On May 21, 2012, the District Court granted the motion to dismiss, with prejudice. On June 20 2012, plaintiffs filed a notice of appeal. The Company received two demand letters dated March 30, 2011, and one demand letter dated February 13, 2012, pursuant to Massachusetts General Laws Chapter 93A §9 (“93A Demand Letters”). The letters gave notice of intention to file a class action lawsuit on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, Panasonic; Toshiba, and Toshiba America Electronic Components, Inc. under Massachusetts unfair competition law if the Defendants do not tender a settlement. These letters generally repeat the allegations in the antitrust cases filed against SD‑3C and Panasonic defendants in Samsung Electronics Co., Ltd. v. Panasonic Corp., et al. and against the Company, SD‑3C, Panasonic defendants, and Toshiba defendants in Oliver v. SD-3C LLC, et al. On April 21, 2011, the Company responded to the March 30, 2011 letters detailing their deficiencies. On March 21, 2012, the Company responded to the February 13, 2012 letter similarly detailing its deficiencies.

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

Our strategy is to be an industry-leading supplier of NAND flash storage solutions and to develop large scale markets for NAND-based storage products. We intend to maintain our technology leadership by investing in advanced technologies and NAND flash memory fabrication capacity in order to produce leading-edge, low-cost NAND flash memory for use in a variety of end-products, including consumer, mobile phone and computing devices. We are a one-stop-shop for our OEM and retail customers, selling in high volumes all major NAND flash storage solutions for our target markets.

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

Results of Operations

	Three months ended				Six months ended
	July 1, 2012	% of Revenues	July 3, 2011	% of Revenues	July 1, 2012	% of Revenues	July 3, 2011	% of Revenues
	(In millions, except percentages)
Product revenues	$945.2	91.6%	$1,282.0	93.2%	$2,051.6	91.7%	$2,492.2	93.4%
License and royalty revenues	87.1	8.4%	93.0	6.8%	186.2	8.3%	177.0	6.6%
Total revenues	1,032.3	100.0%	1,375.0	100.0%	2,237.8	100.0%	2,669.2	100.0%
Cost of product revenues	742.3	71.9%	753.3	54.8%	1,517.6	67.8%	1,490.8	55.9%
Amortization of acquisition-related intangible assets	9.2	0.9%	8.3	0.6%	22.9	1.0%	13.4	0.4%
Total cost of product revenues	751.5	72.8%	761.6	55.4%	1,540.5	68.8%	1,504.2	56.3%
Gross profit	280.8	27.2%	613.4	44.6%	697.3	31.2%	1,165.0	43.7%
Operating expenses
Research and development	152.4	14.8%	145.3	10.6%	293.4	13.1%	264.9	9.9%
Sales and marketing	52.3	5.1%	48.2	3.5%	101.3	4.5%	95.7	3.6%
General and administrative	37.7	3.6%	40.2	2.9%	70.3	3.2%	75.4	2.9%
Amortization of acquisition-related intangible assets	2.2	0.2%	0.7	—%	4.3	0.2%	0.7	—%
Total operating expenses	244.6	23.7%	234.4	17.0%	469.3	21.0%	436.7	16.4%
Operating income	36.2	3.5%	379.0	27.6%	228.0	10.2%	728.3	27.3%
Other income (expense), net	(17.2)	(1.7%)	(14.3)	(1.1%)	(42.5)	(1.9%)	(32.6)	(1.2%)
Income before income taxes	19.0	1.8%	364.7	26.5%	185.5	8.3%	695.7	26.1%
Provision for income taxes	6.0	0.5%	116.3	8.4%	58.1	2.6%	223.2	8.4%
Net income	$13.0	1.3%	$248.4	18.1%	$127.4	5.7%	$472.5	17.7%

Product Revenues

	Three months ended			Six months ended
	July 1, 2012	July 3, 2011	Percent Change	July 1, 2012	July 3, 2011	Percent Change
	(In millions, except percentages)
OEM	$524.3	$866.1	(39.5%)	$1,248.6	$1,669.5	(25.2%)
Retail	420.9	415.9	1.2%	803.0	822.7	(2.4%)
Product revenues	$945.2	$1,282.0	(26.3%)	$2,051.6	$2,492.2	(17.7%)

The decrease in our product revenues for the three months ended July 1, 2012, compared to the three months ended July 3, 2011, was due primarily to a decline in average selling price per gigabyte of 52%, partially offset by an increase in gigabytes sold of 52%. The increase in our price decline in the second quarter of fiscal year 2012, compared to the second quarter of fiscal year 2011, was largely influenced by oversupply in the NAND industry. OEM product revenues in the three months ended July 1, 2012 decreased compared to the three months ended July 3, 2011, due primarily to decreased sales of embedded products and cards for mobile phones and tablets, partially offset by increased sales of SSDs for server and notebook markets. Our sales of embedded products were lower as our next generation of mobile embedded products were in various stages of development and qualification, and sales of mobile cards were lower due to a reduced rate of card bundling and bundling of lower capacity cards by mobile OEM customers. Retail product revenues in the three months ended July 1, 2012 increased compared to the three months ended July 3, 2011, due primarily to higher sales of cards for mobile devices and SSDs, partially offset by lower sales of cards for the imaging market.

The decrease in our product revenues for the six months ended July 1, 2012, compared to the six months ended July 3, 2011, was due primarily to a decline in average selling price per gigabyte of 48%, partially offset by an increase in gigabytes sold of 58%. The increase in our price decline in the first half of fiscal year 2012, compared to the first half of fiscal year 2011, was largely influenced by oversupply in the NAND industry. OEM product revenues in the six months ended July 1, 2012 decreased compared to the six months ended July 3, 2011, due primarily to decreased sales of embedded products and cards for mobile phones and tablets, partially offset by increased sales of SSDs for server and notebook markets. Retail product revenues in the six months ended July 1, 2012 decreased compared to the six months ended July 3, 2011, due primarily to lower sales of cards for the imaging market, partially offset by higher sales of cards for mobile devices and universal serial bus, or USB, drives.

Our ten largest customers represented approximately 37% and 38% of our total revenues in the three and six months ended July 1, 2012, respectively, compared to 54% and 51% in the three and six months ended July 3, 2011, respectively. One customer represented 10% of our total revenues in each of the three and six months ended July 1, 2012 and 10% and 12% of our total revenues in the three and six months ended July 3, 2011, respectively.

Geographical Product Revenues

	Three months ended					Six months ended
	July 1, 2012	% of Product Revenues	July 3, 2011	% of Product Revenues	Percent Change	July 1, 2012	% of Product Revenues	July 3, 2011	% of Product Revenues	Percent Change
	(In millions, except percentages)
United States	$149.0	15.8%	$174.1	13.6%	(14.4%)	$300.7	14.7%	$359.4	14.4%	(16.3%)
Asia-Pacific	582.7	61.7%	888.4	69.3%	(34.4%)	1,334.0	65.0%	1,738.7	69.8%	(23.3%)
Europe, Middle East and Africa	161.4	17.1%	165.7	12.9%	(2.6%)	308.2	15.0%	303.6	12.2%	1.5%
Other foreign countries	52.1	5.4%	53.8	4.2%	(3.2%)	108.7	5.3%	90.5	3.6%	20.1%
Product revenues	$945.2	100.0%	$1,282.0	100.0%	(26.3%)	$2,051.6	100.0%	$2,492.2	100.0%	(17.7%)

The decrease in product revenues in Asia-Pacific, which includes Japan, or APAC, for the three months ended July 1, 2012, compared to the three months ended July 3, 2011, was primarily due to decreased sales of embedded products and cards for mobile phones and tablets, partially offset by higher retail sales of mobile products. The decrease in product revenues in the United States for the three months ended July 1, 2012, compared to the three months ended July 3, 2011, was primarily due to lower retail sales and lower mobile OEM sales, partially offset by increased SSD revenue for the server market. The decrease in product revenues in Europe, Middle East and Africa, or EMEA, for the three months ended July 1, 2012, compared to the three months ended July 3, 2011, was primarily due to lower retail sales.

The decrease in APAC for the six months ended July 1, 2012, compared to the six months ended July 3, 2011, was primarily due to decreased sales of embedded products and cards for mobile phones and tablets, partially offset by higher retail sales of mobile products. The decrease in product revenues in the United States for the six months ended July 1, 2012, compared to the six months ended July 3, 2011, was primarily due to lower retail sales and lower mobile OEM sales, partially offset by increased SSD revenue for the server market. The increase in Other foreign countries for the six months ended July 1, 2012, compared to the six months ended July 3, 2011, was primarily due to higher retail sales of cards for mobile products, partially offset by lower OEM sales of embedded products and cards for mobile phones and tablets.

License and Royalty Revenues

	Three months ended			Six months ended
	July 1, 2012	July 3, 2011	Percent Change	July 1, 2012	July 3, 2011	Percent Change
	(In millions, except percentages)
License and royalty revenues	$87.1	$93.0	(6.3%)	$186.2	$177.0	5.2%

The decrease in our license and royalty revenues for the three months ended July 1, 2012, compared to the three months ended July 3, 2011, was due primarily to lower licensable flash memory sales reported by our licensees.

The increase in our license and royalty revenues for the six months ended July 1, 2012, compared to the six months ended July 3, 2011, was due primarily to higher licensable flash memory sales reported by our licensees in the first quarter of fiscal year 2012.

Gross Profit and Margin

	Three months ended			Six months ended
	July 1, 2012	July 3, 2011	Percent Change	July 1, 2012	July 3, 2011	Percent Change
	(In millions, except percentages)
Product gross profit	$193.7	$520.4	(62.8%)	$511.1	$988.0	(48.3%)
Product gross margin (as a percent of product revenues)	20.5%	40.6%		24.9%	39.6%
Total gross margin (as a percent of total revenues)	27.2%	44.6%		31.2%	43.7%

The decrease in product gross margin for the three and six months ended July 1, 2012, compared to the three and six months ended July 3, 2011, was due primarily to average selling price reductions exceeding cost reductions, with the average selling price reduction largely influenced by oversupply in the NAND industry.

For the three months ended July 1, 2012, compared to the three months ended July 3, 2011, the decrease in product gross margin also reflected decreased sales of certain higher margin embedded mobile products, appreciation of the Japanese yen to the U.S. dollar for NAND-flash memory purchases denominated in Japanese yen and inventory-related charges.

For the six months ended July 1, 2012, compared to the six months ended July 3, 2011, the decrease in product gross margin also reflected inventory-related charges, appreciation of the Japanese yen to the U.S. dollar for NAND-flash memory purchases denominated in Japanese yen and an increase in amortization of acquisition-related intangible assets related to our acquisitions. The decrease in product gross margin was partially offset by an insurance recovery in the first quarter of fiscal year 2012 primarily related to a Flash Ventures power outage that occurred in the fourth quarter of fiscal 2010.

Research and Development

	Three months ended			Six months ended
	July 1, 2012	July 3, 2011	Percent Change	July 1, 2012	July 3, 2011	Percent Change
	(In millions, except percentages)
Research and development	$152.4	$145.3	4.9%	$293.4	$264.9	10.8%
Percent of revenue	14.8%	10.6%		13.1%	9.9%

The increase in our research and development expense for the three months ended July 1, 2012, compared to the three months ended July 3, 2011, was due primarily to higher employee-related costs of $9.6 million related to increased headcount and third-party engineering costs of $14.1 million, partially offset by the elimination of Fab 5 start-up costs, which were $18.0 million in the second quarter of fiscal year 2011.

The increase in our research and development expense for the six months ended July 1, 2012, compared to the six months ended July 3, 2011, was due primarily to higher employee-related costs of $18.2 million related to increased headcount, third-party engineering costs of $29.1 million and technology license amortization of $7.5 million, partially offset by the elimination of Fab 5 start-up costs, which were $24.7 million in the first half of fiscal year 2011, and other expense reductions.

Sales and Marketing

	Three months ended			Six months ended
	July 1, 2012	July 3, 2011	Percent Change	July 1, 2012	July 3, 2011	Percent Change
	(In millions, except percentages)
Sales and marketing	$52.3	$48.2	8.5%	$101.3	$95.7	5.9%
Percent of revenue	5.1%	3.5%		4.5%	3.6%

The increase in our sales and marketing expense for the three months ended July 1, 2012, compared to the three months ended July 3, 2011, was due primarily to increased employee-related costs of $1.5 million and branding and merchandising costs of $2.5 million.

The increase in our sales and marketing expense for the six months ended July 1, 2012, compared to the six months ended July 3, 2011, was due primarily to increased employee-related costs of $3.5 million and branding and merchandising costs of $2.0 million.

General and Administrative

	Three months ended			Six months ended
	July 1, 2012	July 3, 2011	Percent Change	July 1, 2012	July 3, 2011	Percent Change
	(In millions, except percentages)
General and administrative	$37.7	$40.2	(6.2%)	$70.3	$75.4	(6.8%)
Percent of revenue	3.6%	2.9%		3.2%	2.9%

The decrease in our general and administrative expense for the three months ended July 1, 2012, compared to the three months ended July 3, 2011, was due to various expense reductions.

The decrease in our general and administrative expense for the six months ended July 1, 2012, compared to the six months ended July 3, 2011, was due primarily to insurance recoveries of ($4.6) million for previously recorded legal expenses.

Amortization of Acquisition-Related Intangible Assets

	Three months ended			Six months ended
	July 1, 2012	July 3, 2011	Percent Change	July 1, 2012	July 3, 2011	Percent Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$2.2	$0.7	214.3%	$4.3	$0.7	514.3%
Percent of revenue	0.2%	—%		0.2%	—%

Amortization of acquisition-related intangible assets in the three and six months ended July 1, 2012 reflected increased amortization of intangible assets from our Pliant Technology, Inc., or Pliant, acquisition, which was completed on May 24, 2011 and our acquisitions of FlashSoft Corporation and Schooner Information Technology, Inc. in the first half of fiscal year 2012.

Other Income (Expense), Net

	Three months ended			Six months ended
	July 1, 2012	July 3, 2011	Percent Change	July 1, 2012	July 3, 2011	Percent Change
	(In millions, except percentages)
Interest income	$15.0	$16.7	(10.2%)	$30.0	$32.1	(6.5%)
Interest expense	(29.8)	(32.0)	(6.9%)	(59.1)	(63.6)	(7.1%)
Other income (expense), net	(2.4)	1.0	**	(13.4)	(1.1)	**
Total other income (expense), net	$(17.2)	$(14.3)	20.3%	$(42.5)	$(32.6)	30.4%
————
**    Percent not meaningful

The change in total other income (expense), net for the three months ended July 1, 2012, compared to the three months ended July 3, 2011, was due primarily to a loss on equity investments and lower interest income on cash balances, partially offset by lower interest expense related to our outstanding debt.

The change in total other income (expense), net for the six months ended July 1, 2012, compared to the six months ended July 3, 2011, was due primarily to a non-recurring charge incurred by Flash Ventures in the first half of fiscal year 2012, losses on non-designated foreign exchange contracts in the first quarter of fiscal year 2012, a loss on equity investments in the second quarter of fiscal year 2012 and lower interest income on cash balances, partially offset by lower interest expense related to our outstanding debt during the first half of fiscal year 2012.

Provision for Income Taxes

	Three months ended			Six months ended
	July 1, 2012	July 3, 2011	Percent Change	July 1, 2012	July 3, 2011	Percent Change
	(In millions, except percentages)
Provision for income taxes	$6.0	$116.3	(94.8%)	$58.1	$223.2	(74.0%)
Effective tax rate	31.7%	31.9%		31.4%	32.1%

The provision for income taxes for the three and six months ended July 1, 2012 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation and tax-exempt interest income. The provision for income taxes for the three and six months ended July 3, 2011 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, tax-exempt interest income and the benefit from federal and California R&D credits. Our earnings and taxes resulting from foreign operations are largely attributable to our Irish, Chinese, Israeli and Japanese entities. As of July 1, 2012, we believe that most of our deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in the U.S. and foreign tax jurisdictions, for which we have provided a valuation allowance.

Unrecognized tax benefits were $183.1 million and $185.8 million as of July 1, 2012 and January 1, 2012, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $83.5 million at July 1, 2012. Income tax expense for the three and six months ended July 1, 2012 and July 3, 2011 included interest and penalties of $0.7 million, $1.5 million, $0.7 million and $1.3 million, respectively.

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

We strongly believe the IRS’s position regarding the intercompany transactions is inconsistent with applicable tax laws, judicial precedent and existing Treasury regulations, and that our previously reported income tax provisions for the years in question are appropriate. We believe that an adequate provision has been made for the adjustments from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner that is not consistent with management’s expectations, we could be required to adjust our provision for income tax in the period such resolution occurs.

In addition, we are currently under audit by various state and international tax authorities. We cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not materially harm our financial position, results of operations or liquidity.

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In millions except per share amounts)
Net income	$13.0	$248.4	$127.4	$472.5
Share-based compensation	20.2	14.4	39.3	28.9
Amortization of acquisition-related intangible assets	11.4	9.0	27.2	14.1
Convertible debt interest	22.4	23.8	44.2	47.2
Income tax adjustments	(15.9)	(17.6)	(30.7)	(34.1)
Non-GAAP net income	$51.1	$278.0	$207.4	$528.6

Diluted net income per share:	$0.05	$1.02	$0.52	$1.94
Share-based compensation	0.08	0.06	0.16	0.12
Amortization of acquisition-related intangible assets	0.05	0.04	0.11	0.06
Convertible debt interest	0.09	0.10	0.18	0.19
Income tax adjustments	(0.06)	(0.08)	(0.13)	(0.14)
Non-GAAP diluted net income per share:	$0.21	$1.14	$0.84	$2.17

Shares used in computing diluted net income per share (in thousands):
GAAP	244,570	243,862	246,026	243,718
Non-GAAP	244,701	243,889	246,026	243,727

We believe that providing this additional information is useful in enabling the investor to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business excluding these items. We also use these non-GAAP measures to establish operational goals and for measuring performance for compensation purposes. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with and not as a replacement for, data presented in accordance with GAAP.

We believe that the presentation of non-GAAP measures, including non-GAAP net income and non-GAAP diluted net income per share, provides important supplemental information to management and investors about financial and business trends relating to our operating results. We believe that the use of these non-GAAP financial measures also provides consistency and comparability with our past financial reports.

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

Internally, these non-GAAP measures are significant measures used by us for purposes of:

•evaluating our core operating performance;
•establishing internal budgets;
•setting and determining variable compensation levels;
•calculating return on investment for development programs and growth initiatives;
•comparing performance with internal forecasts and targeted business models;
•strategic planning; and
•benchmarking performance externally against our competitors.

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

Limitations of Relying on Non-GAAP Financial Measures. We have incurred and will incur in the future, many of the costs excluded from the non-GAAP measures, including share-based compensation expense, impairment of goodwill and acquisition-related intangible assets, amortization of acquisition-related intangible assets and other acquisition-related costs, non-cash economic interest expense associated with our convertible debt and income tax adjustments. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results. These non-GAAP measures may be different than the non-GAAP measures used by other companies.

Liquidity and Capital Resources

Our cash flows were as follows:

	Six months ended
	July 1, 2012	July 3, 2011	Percent Change
	(In millions, except percentages)
Net cash provided by operating activities	$86.3	$667.9	(87.1%)
Net cash used in investing activities	(72.1)	(593.0)	87.8%
Net cash provided by (used in) financing activities	(111.2)	70.4	(258.0%)
Effect of changes in foreign currency exchange rates on cash	—	0.4	(100.0%)
Net increase (decrease) in cash and cash equivalents	$(97.0)	$145.7	(166.6%)

Operating Activities. The decrease in cash provided by operations in the first half of fiscal year 2012 compared to the first half of fiscal year 2011, resulted primarily from a decrease in net income. Cash flow from accounts receivable increased due to lower sales and higher collections in the first half of fiscal year 2012 as compared with the first half of fiscal year 2011. Cash flow from inventory was a higher usage of cash compared to the prior year primarily due to higher inventory levels. Cash flow from other assets increased compared to the prior year primarily due to a prior year prepayment of building-related costs for Flash Forward Ltd., or Flash Forward, that did not reoccur in the first half of fiscal year 2012. Cash flow from other liabilities decreased primarily due to higher tax payments in the first half of fiscal year 2012.

Investing Activities. Net cash used in investing activities in the first half of fiscal year 2012 was primarily related to the acquisition of property and equipment of ($240.3) million and acquisitions, net of cash acquired, of ($69.2) million, partially offset by net proceeds from short and long-term marketable securities of $218.5 million. In the first half of fiscal year 2011, net cash used in investing activities was primarily related to net loans and investments made to Flash Ventures of ($300.0) million, acquisitions, net of cash acquired, of ($317.6) million, and purchases of technology and other assets of ($100.0) million, partially offset by net proceeds from short and long-term marketable securities of $186.0 million.

Financing Activities. Net cash used by financing activities for the first half of fiscal year 2012 was primarily related to our share repurchase program of ($154.1) million, partially offset by cash received from employee stock programs. In the first half of fiscal year 2011, net cash provided by financing activities was primarily related to proceeds from employee stock programs.

Liquid Assets. At July 1, 2012, we had cash, cash equivalents and short-term marketable securities of $2.54 billion. We had $2.72 billion of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term due to the remaining contractual maturity of the investment being greater than one year.

Short-Term Liquidity. As of July 1, 2012, our working capital balance was $2.31 billion. We expect cash usage for property and equipment, as well as loans and investments to the Flash Ventures, to total approximately $400 million for fiscal year 2012, of which $221.3 million was spent in the first six months of fiscal year 2012.

At July 1, 2012, we had $928.1 million aggregate principal amount of 1% Notes due May 15, 2013, which we expect to settle in cash upon maturity.

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

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements. The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from Standard & Poors, or S&P, or Moody’s Corporation, or Moody’s, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I. As of July 1, 2012, Flash Ventures was in compliance with all of its master lease covenants. As of July 1, 2012, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold for R&I; and our S&P credit rating was BB, one notch above the required minimum corporate rating threshold for S&P.

If our stockholders’ equity falls below $1.51 billion, or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under certain master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $950 million outstanding lease obligations covered by our guarantees under such Flash Ventures master lease agreements, based upon the exchange rate at July 1, 2012, which would negatively impact our short-term liquidity.

As of July 1, 2012, the amount of cash and cash equivalents and short and long-term marketable securities held by foreign subsidiaries was $925.8 million. We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. As of January 1, 2012, no provision had been made for U.S. income taxes or foreign withholding taxes on $361.8 million of undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S. We have also not provided U.S. income taxes or foreign withholding taxes on undistributed foreign earnings generated in the three and six months ended July 1, 2012. We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

In October 2011, our Board of Directors authorized a stock repurchase program under which we may acquire up to $500.0 million of our outstanding common stock over a period of up to five years. As of July 1, 2012, we had cumulatively repurchased 3.9 million shares for $158.1 million, including 3.8 million shares for $154.1 million, in the first six months of fiscal year 2012. Under this program, share purchases may be made from time-to-time in both the open market and privately negotiated transactions, and may include the use of derivative contracts, structured share repurchase agreements and Rule 10b5-1 trading plans. The stock repurchase program does not obligate us to purchase any particular amount of shares and the plan may be suspended at our discretion.

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

Financing Arrangements. At July 1, 2012, we had $928.1 million aggregate principal amount of 1% Notes due 2013 outstanding and $1.0 billion aggregate principal amount of 1.5% Notes due 2017 outstanding. See Note 6, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more detail.

Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share. As of July 1, 2012, the warrants had an expected life of approximately 1.1 years and expire on 20 different dates from August 23, 2013 through September 20, 2013. At expiration, we may, at our option, elect to settle the warrants on a net share basis. In addition, concurrent with the issuance of the 1% Notes due 2013, we entered into a convertible bond hedge in which counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share. During fiscal year 2011, concurrent with the repurchase of a portion of the outstanding 1% Notes due 2013, we unwound a pro-rata portion of the convertible bond hedge and warrants and received net proceeds of $0.3 million from this unwinding, which was recorded in equity. We may now purchase up to 11.3 million shares of our common stock at a conversion price of $82.36 per share. As of July 1, 2012, none of the remaining warrants had been exercised nor had we purchased any shares under the remaining convertible bond hedge. The convertible bond hedge will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes due 2013.

Concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire shares of our common stock at an exercise price of $73.33 per share. As of July 1, 2012, the warrants had an expected life of approximately 5.4 years and expire on 40 different dates from November 13, 2017 through January 10, 2018. At each expiration date, we may, at our option, elect to settle the warrants on a net share basis. As of July 1, 2012, the warrants had not been exercised and remained outstanding. In addition, concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a conversion price of $52.37 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remains outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017. As of July 1, 2012, we had not purchased any shares under this convertible bond hedge agreement

Ventures with Toshiba. We are a 49.9% owner in each entity within Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures. This equipment is funded or will be funded by investments in or loans to Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba. Flash Ventures purchases wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply or pay for 50% of the fixed costs of Flash Ventures. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers. See Note 12, “Related Parties and Strategic Investments,” in the Notes to Condensed Consolidated Financial Statements of this Form 10‑Q.

As of July 1, 2012, Phase 1 of Fab 5 was equipped to approximately 30% of eventual equipment capacity and we had invested in 50% of that equipment.  The equipped portion of Fab 5 is running at full utilization. We do not plan to invest in further Fab 5 capacity expansion for the remainder of fiscal year 2012.  See Note 11, “Commitments, Contingencies and Guarantees,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of product revenues. Flash Ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we do not have a controlling financial interest in each venture. Accordingly, we account for our investments under the equity method and do not consolidate.

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantee as of July 1, 2012 was 75.6 billion Japanese yen, or approximately $950 million based upon the exchange rate at July 1, 2012.

In the first quarter of fiscal year 2011, we made a $62.2 million prepayment for Flash Forward building-related costs. As of July 1, 2012, $36.0 million was remaining, of which $20.6 million was classified as Other current assets and $15.4 million was classified as Other non-current assets.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at July 1, 2012, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 11, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

There were no significant changes to our critical accounting policies during the three and six months ended July 1, 2012. For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 23, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of July 1, 2012, a hypothetical 50 basis point increase in interest rates would result in an approximate $31.5 million decline (less than 0.73%) of the fair value of our available-for-sale debt securities.

Foreign Currency Risk. The majority of our revenues are transacted in the U.S. dollar, with some revenues transacted in the European euro, the British pound, the Japanese yen and the Canadian dollar. Our flash memory costs, which represent the largest portion of our cost of product revenues, are denominated in Japanese yen. We also have some cost of product revenues denominated in the Chinese yuan. The majority of our operating expenses are denominated in the U.S. dollar; however, we have expenses denominated in the Israeli new shekel and numerous other currencies. On the balance sheet, we have numerous foreign currency denominated monetary assets and liabilities, with the largest monetary exposure being our notes receivable from Flash Ventures, which are denominated in Japanese yen.

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

At July 1, 2012, we had foreign currency forward contracts and cross currency swap contracts in place that amounted to a purchase in U.S. dollar equivalent of approximately $41.5 million in foreign currencies to hedge our foreign currency denominated monetary net liability position over the next twelve months. At July 1, 2012, we had foreign currency forward contracts and cross currency swap contracts in place that amounted to a sale in U.S. dollar equivalent of approximately ($36.5) million in foreign currencies to hedge our foreign currency denominated monetary net asset position beyond the next twelve months. The notional amount and unrealized gain or loss of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of July 1, 2012 are shown in the table below. In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of July 1, 2012	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges
Cross currency swap contracts sold	$(181.1)	$3.1	$16.3
Forward contracts sold	(76.9)	(0.7)	(2.9)
Forward contracts purchased	263.0	(3.1)	(20.0)
Total net outstanding contracts	$5.0	$(0.7)	$(6.6)

At July 1, 2012, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $742.0 million to partially hedge our expected future wafer purchases in Japanese yen. The maturities of these contracts were 13 months or less. The notional amount and fair value of our outstanding forward contracts that are designated as cash flow hedges as of July 1, 2012 is shown in the table below. In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Fair Value as of July 1, 2012	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Cash flow hedges
Forward contracts purchased	$742.0	$(13.5)	$(66.9)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our non-operating results. We do not have direct ownership of European sovereign debt in our investment portfolio.  Sales to Europe accounted for approximately 14% of our total revenues in the first six months of fiscal year 2012, and any significant uncertainties in the European financial markets could impact our revenues and financial condition in Europe or elsewhere.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at July 1, 2012. Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of July 1, 2012. Based on their evaluation as of July 1, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended July 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 13, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012.

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

•
potential delays in product development or lack of customer acceptance of our solutions, particularly OEM products such as our embedded flash storage solutions, and client and enterprise SSD solutions;

•	unpredictable or changing demand for our products, including form factors, capacities and underlying memory technologies;

•
excess captive memory output or capacity, which could result in write-downs for excess inventory, lower of cost or market charges, lower average selling prices, fixed costs associated with under-utilized capacity or other consequences;

•	inability to maintain or gain market share in client and enterprise SSD markets or delays in the adoption or high volume ramp of captive memory in our enterprise SSD products;

•	increased memory component and other costs as a result of currency exchange rate fluctuations for the U.S. dollar, particularly with respect to the Japanese yen;

•
expansion of industry supply, including low-grade supply useable in limited markets, creating excess supply of flash products in the market, causing our average selling prices to decline faster than our costs;

•	timing, volume and cost of wafer production from Flash Ventures as impacted by fab start-up delays and costs, technology transitions, lower than expected yields or production interruptions;

•	lower than anticipated demand, including due to general economic weakness in our markets;

•	inability to enhance current products or develop new products on a timely basis or in advance of our competitors;

•
our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals on less favorable terms, non-renewals, business performance of our licensees, or if licensees or we fail to perform on contractual obligations;

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

•	the financial strength and market share of our customers;

•
errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers; and

•	the other factors described in this “Risk Factors” section and elsewhere in this report.

Competitive pricing pressures and excess supply have resulted in lower average selling prices and negative product gross margins in the past, and if we do not experience adequate price elasticity or sufficient demand for our products, our revenues may decline. The NAND flash memory industry has experienced from time-to-time periods of over-supply, during which our price declines exceeded our cost declines, resulting in declining or even negative product gross margins. Price declines may be influenced by, among other factors, supply exceeding demand, macroeconomic factors, technology transitions, conversion of industry DRAM capacity to NAND, and new technologies or other actions taken by us or our competitors to gain market share. Industry capacity is expected to continue to grow, and if capacity grows at a faster rate than market demand, the industry could again experience significant price declines, which would harm our average selling prices, or we may incur adverse purchase commitments due to under-utilization of Flash Ventures’ capacity, both of which would harm our margins and operating results. Additionally, if our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions fail to keep pace with the rate of price declines, our product gross margins and operating results will be harmed, which could lead to quarterly or annual net losses.

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

Our revenues depend in part on our ability to achieve design wins from our OEM customers and the success of products sold by our OEM customers. A majority of our sales are to OEM customers. Most of our OEM customers bundle or embed our flash memory products with their products, such as mobile phones, GPS devices, tablets, and computers. We also sell wafers and components to some of our OEM customers, as well as non-branded products that are re-branded and distributed by certain OEM customers. Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, market and sell their products successfully in their markets. If our OEM customers are not successful in selling their current or future products in sufficient volume, or should they decide not to use our products, our operating results and financial condition could be harmed. Our OEM revenue is dependent in part upon our embedded flash storage solutions meeting OEM product specifications and achieving design wins in our product categories such as mobile phones, tablets, ultrabooks and notebooks. The market for mobile handsets, tablets and other devices utilizes a broad range of embedded flash storage solutions, and our success in this market requires a diversified portfolio of embedded solutions. In recent periods, mobile OEM market share has become increasingly concentrated, and leading OEMs have required, and may in the future require, embedded solutions that we do not have in our portfolio, which could harm our results of operations. In addition, embedded flash storage solutions typically require lengthy customer product qualifications, which could slow the adoption of our latest technology transitions and thereby have a negative impact on our gross margins by limiting our ability to reduce costs. A number of embedded storage solutions utilized in mobile devices are multi-chip packages, which include both NAND flash memory and DRAM. We are developing a variety of multi-chip package solutions; however, since we do not have a captive supply of DRAM, there could be periods in which we are unable to cost-effectively source the amount of DRAM that we require. Also, since our embedded solutions are specifically qualified, we could be restricted from using non-captive NAND flash memory supply, resulting in the potential need for further capital investment in our captive capacity. In the first quarter of fiscal year 2012, we experienced lower than expected card demand from our mobile OEM customers due to a reduced rate of card bundling, and bundling of lower capacity cards, with their mobile phones. If our OEM customers continue to reduce the bundling of removable flash products or redesign their products without a card slot, without a commensurate increase in embedded flash capacity, our sales and operating results could be harmed. In fiscal year 2011, many new tablets were introduced to the market, and some of these tablets have not gained market acceptance. If tablets or other new product categories do not grow as anticipated, or we supply OEMs that are not successful in commercializing their products in sufficient volume, we could build excess capacity for demand that does not materialize.

We sell non-branded products, wafers and components to certain OEM customers. The sales volumes and pricing to these OEMs can be highly variable and these OEMs may be more inclined to switch to an alternative supplier based on short-term price fluctuations or the timing of product availability. Sales to these OEMs could also cause a decline in sales of our branded products. In addition, we sell certain customized products and if the intended customer does not purchase these products as scheduled, we may incur excess inventory or rework costs.

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

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Our ten largest customers represented approximately 37% and 38% of our total revenues in the three and six months ended July 1, 2012, respectively, compared to 54% and 51% in the three and six months ended July 3, 2011, respectively. One customer represented 10% of our total revenues in each of the three and six months ended July 1, 2012 and 10% and 12% of our total revenues in the three and six months ended July 3, 2011, respectively. The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and we expect fluctuations to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period. If we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. If we fail to comply with the contractual terms of our significant customer contracts, the business covered under these contracts and our financial results may be harmed and we might face legal and financial liability related to unfulfilled contractual obligations. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and patents expire or if licensees or we fail to perform contractual obligations. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time without notice or penalty.

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

Moreover, Toshiba’s employees that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt our wafer supply from Flash Ventures. If we experience a disruption in our captive wafer supply or if our non-captive sources fail to supply wafers in the amounts and at the times we require, or we do not place orders with sufficient lead time to receive non-captive supply, we may not have sufficient supply to meet demand and our operating results could be harmed.

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

Our strategy of investing in captive manufacturing sources could harm us if our competitors are able to produce products at lower cost or if industry supply exceeds demand. We secure captive sources of NAND through our significant investments in manufacturing capacity. We believe that by investing in captive sources of NAND, we are able to develop and obtain supply at the lowest cost and access supply during periods of high demand. Our significant investments in manufacturing capacity require us to obtain and guarantee capital equipment leases and use available cash, which could be used for other corporate purposes. To the extent we secure manufacturing capacity and supply that is in excess of demand, or our cost is not competitive with other NAND suppliers, we may not achieve an adequate return on our significant investments, which could lead to impairments, and our revenues, gross margins and market share may be harmed. For example, we recorded charges of $121 million and $63 million in fiscal year 2008 and the first quarter of fiscal year 2009, respectively, for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. We also invest in captive product assembly and test manufacturing capacity. We are currently expanding our assembly and test facility in Shanghai, China. To the extent our assembly and test manufacturing capacity exceeds demand, our gross margins would be harmed.

We make significant investments in captive memory manufacturing and if we do not invest appropriately, our operating results may be harmed. Our investment in captive memory manufacturing sources is affected by many factors, including the timing, rate and type of investment by each partner in Flash Ventures, our profitability, our estimation of market demand and our liquidity position. If we under-invest in captive memory capacity, we may not have enough captive supply to meet demand or we may be unable to transition to the next process node on a timely basis, which could result in reduced yields and supply, decreased sales and increased costs compared to our competitors. Conversely, if we invest in too much captive memory capacity, our supply could exceed demand or we may operate manufacturing facilities at less than full capacity, either of which could result in write-downs for excess inventory, lower of cost or market charges, lower average selling prices, charges associated with under-utilized capacity or other consequences, all of which would harm our operating results and financial condition.

Planned growth in captive memory supply may be more or less than actual demand. Our captive memory supply growth comes from investments in technology transitions and new capacity. These investment decisions also require significant planning and lead-time before an increase in supply can be realized. If our planned memory supply growth is less than demand growth, we may have insufficient supply to meet actual demand, which may lead to losses in market share and revenue growth. Conversely, if our supply exceeds demand, we may experience significant decreases in our product prices, significant excess inventory, obsolete or lower of cost or market inventory write-downs and impairment of our fab investments, all of which would harm our operating results and financial position.

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

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection claims, any of which would harm our business, financial condition and operating results. A significant portion of our sales is made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines, as well as participation in various cooperative marketing programs. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. Price protection against declines in our selling prices has the effect of reducing our deferred revenues, and eventually our revenues. If our retailers and distributors are not successful, due to weak consumer retail demand, competitive issues, decline in consumer confidence, or other factors, we could experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and operating results. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and, therefore, must rely on them to effectively sell our products over those of our competitors. Certain of our retail and distributor partners are experiencing financial difficulty and continued negative economic conditions could cause further liquidity issues for our retail and distributor customers. Negative changes in customer credit-worthiness, the ability of our customers to access credit, or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances. In addition, we have certain retail customers to which we provide inventory on a consigned basis, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory charges.

The future growth of our business depends on the development and performance of new markets and products for flash memory. Our future growth is dependent on the development of new markets, new applications and new products for flash memory. Historically, the digital camera market provided the majority of our revenues; however the mobile market, including mobile phones, tablets, e-readers and similar mobile devices, now represents over half of our product revenues. Other markets for flash memory include USB flash drives, tablets, digital audio and video players, GPS devices and SSDs. There can be no assurance that the use of flash memory in existing markets and products will develop and grow fast enough, or that new markets will adopt flash technologies in general or our products in particular, to enable us to grow. Our revenue and future growth is also significantly dependent on international markets, and we may face difficulties entering, or maintaining sales in, some international markets. Some international markets are subject to a higher degree of commodity pricing or tariffs and import taxes than in the U.S., subjecting us to increased pricing and margin pressure.

If actual manufacturing yields are lower than our expectations, we may incur increased costs and experience product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment. Semiconductor manufacturing yields and product reliability are a function of both design and manufacturing process technology, and production delays may be caused by equipment malfunctions, fabrication facility accidents or human error. Yield problems may not be identified during the production process or solved until an actual product is manufactured and can be tested. We have, from time-to-time, experienced lower yields that have harmed our business and operating results, including in connection with transitions to new generations of products. If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and operating results. For example, if the production ramp and/or yield of NAND technology on our latest process node, such as 19‑nanometer, does not increase as expected, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and operating results will be harmed.

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

Alternative technologies or storage solutions such as cloud storage, enabled by high bandwidth wireless or internet-based storage could reduce the need for physical flash storage within electronic devices. These alternative technologies could harm the overall market for flash-based products, which could seriously harm our operating results.

We develop new applications, products, technologies and standards, which may not be widely adopted by consumers or enterprises, or, if adopted, may reduce demand for our older products; our competitors seek to develop new standards which could reduce demand for our products. We devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features. Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful. The success of our new products is dependent on a number of factors, including market acceptance, OEM design wins, our ability to manage risks associated with new products and production ramp issues. New flash storage solutions, such as embedded flash drives and SSDs, that are designed for devices such as tablets, eReaders, ultrabooks, notebooks and desktop computers are emerging rapidly and are expected to grow significantly in the coming years. In addition, demand for enterprise SSD products is expected to grow as these solutions enable increased throughput and decreased costs within enterprise data centers. We cannot guarantee that OEMs will adopt our consumer or enterprise solutions, that products that include our solutions will be successful or that these markets will grow as anticipated. For certain solutions, such as SSDs, to be widely adopted, the cost of flash memory must still decline further so that the price point for the end consumer is compelling. In addition, we will need to develop new SSDs and other embedded flash solutions for mobile computing products and enterprise applications, and our current or new solutions must meet the specifications required to gain customer qualification and acceptance.

New applications may require significant upfront investment with no assurance of long-term commercial success or profitability. As we introduce new standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all.

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

Retail Manufacturers and Resellers. We also compete with flash memory card manufacturers and resellers. These companies purchase or have a captive supply of flash memory components and assemble memory cards. Our primary competitors currently include, among others, Kingston Technology Company, Inc., or Kingston, Lexar Media, Inc., or Lexar, PNY Technologies, Inc., or PNY, Samsung, Sony Corporation and Transcend Information, Inc., or Transcend. In the USB flash drive market, we face competition from a large number of competitors, including Dexxxon Digital Storage, Inc., dba EMTEC Electronics, or EMTEC, Kingston, Lexar, PNY, Transcend and Verbatim Americas LLC, or Verbatim. We sell flash memory in the form of white label cards, wafers or components to certain companies who sell flash products that may ultimately compete with our branded products in the retail or OEM channels. This could harm our branded market share and reduce our sales and profits.

Client Storage Solution Manufacturers. In the market for client SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, who have established relationships with computer manufacturers. We also face competition from third-party SSD solution providers such as OCZ Technology Group, Inc.

Enterprise Storage Solution Manufacturers. With our recent acquisitions, we now compete in the enterprise storage solutions market where we face competition from companies such as Fusion-io, Inc., Intel, LSI Corporation, Micron, Samsung, Smart Modular Technologies (WWH), Inc., STEC, Inc. and Toshiba.

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

The future growth of our business depends in part on maintaining or gaining market share in the client and enterprise SSD markets. Over the next several years, it is expected that some of the fastest growth areas for NAND flash will be SSD solutions in client and enterprise markets. We are making significant investments in the development of hardware and software solutions for the SSD markets. In order to successfully maintain or gain market share in SSD solutions, we must continue to increase our investment in SSD product development. We also must grow our sales and marketing resources and qualify our solutions using our captive memory with additional customers. If we are unable to successfully develop and sell client and enterprise SSD solutions, we could lose sales and corresponding profit opportunities, which would harm our operating results.

Our enterprise hardware storage solutions business is characterized by sales to a limited number of customers with long design, qualification and sales cycles and customers/products that do not lend themselves to the same rapid technology transitions as our other products. The enterprise hardware storage solutions market is comprised of a relatively limited number of customers, with long design, qualification and test cycles prior to sales. Enterprise hardware sales cycles can be long and unpredictable, and require considerable time and expense. For example, we may be required to customize our product to interoperate with an OEM’s product, which could further lengthen the sales cycle. The length of our sales cycle in this market makes us susceptible to the risk of delays or termination of orders if these customers decide to delay orders or use a different supplier. We may need to spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any sales. As a result of this lengthy and uncertain sales cycle, it is difficult for us to predict when customers will qualify and purchase products, if at all, and as a result, our operating results may vary significantly and may be harmed. There can be no assurance that we will be able to accurately predict demand for these products in the future. The difficulty in forecasting demand also increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Due to long customer product cycles, we may not be able to benefit from the rapid technology transitions that drive cost reductions in our consumer-based products and this may lead to variability in our product gross margins. In addition, our enterprise storage solutions products with certain customers utilize non-captive memory. If we are unable to obtain sufficient or cost effective non-captive memory prior to qualifying these products with our captive memory, we may be unable to maintain or grow our revenue or margins from these products.

Our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals or if licensees fail to perform on a portion or all of their contractual obligations. If our existing licensees do not renew their licenses upon expiration, renew them on less favorable terms, or we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed. As our older patents expire, and the coverage of our newer patents may be different, it may be more difficult to negotiate or renew favorable license agreement terms or a license agreement at all. For example, in the first quarter of fiscal year 2010, our license and royalty revenues decreased sequentially primarily due to a new license agreement with Samsung that was effective in the third quarter of fiscal year 2009, and contains a lower effective royalty rate compared to the previous license agreement. To the extent that we are unable to renew license agreements under similar terms, or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees. If our licensees or we fail to perform on contractual obligations, we may incur costs to enforce the terms of our licenses and there can be no assurance that our enforcement and collection efforts will be effective. If we license new IP from third-parties or existing licensees, we may be required to pay license fees, royalty payments or offset existing license revenues. In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

Under certain conditions, the Flash Ventures’ master equipment lease obligations could be accelerated, which would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion, or our failure to maintain a minimum corporate rating of either BB- from S&P or Moody’s, or a minimum corporate rating of BB+ from R&I. As of July 1, 2012, Flash Ventures was in compliance with all of its master lease covenants. As of July 1, 2012, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold for R&I; and our S&P credit rating was BB, one notch above the required minimum corporate rating threshold for S&P.

If our stockholders’ equity is below $1.51 billion or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $950 million, based upon the exchange rate at July 1, 2012, covered by our guarantee under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available.

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

We are exposed to foreign currency exchange rate fluctuations that could harm our business, operating results and financial condition. A significant portion of our business is conducted in currencies other than the U.S. dollar, which exposes us to adverse changes in foreign currency exchange rates. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened U.S. dollar could increase local operating expenses and the cost of raw materials to the extent purchased in foreign currencies. These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen. For example, in recent years the Japanese yen has significantly appreciated relative to the U.S. dollar. This has increased our cost of NAND flash wafers, negatively impacting our gross margins and operating results. In addition, our investments in Flash Ventures are denominated in Japanese yen and further strengthening of the Japanese yen would increase the cost to us of future funding or increase the value of our investments, increasing our exposure to asset impairments. Macroeconomic weakness in other parts of the world could lead to further strengthening of the Japanese yen, which would harm our gross margins, operating results, cost of future Flash Venture funding and increase the risk of asset impairment. We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia. Additionally, we have exposures to emerging market currencies, which can be extremely volatile. We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

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

If our security measures are breached and unauthorized access is obtained to our information technology systems, we may lose proprietary data. Our security measures may be breached as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, and result in unauthorized access to our customers’ data or our data, including our IP and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or confidential customer, supplier or employee data, which could result in legal liability, harm to our reputation and other harm to our business.

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

For additional information concerning legal proceedings, see Part II, Item 1, “Legal Proceedings.”

We may be unable to license, or license at a reasonable cost, IP from third parties as needed, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling products. If we incorporate third-party technology into our products or if we are found to infringe the IP of others, we could be required to license IP from third-parties. We may also need to license some of our IP to others in order to enable us to obtain important cross-licenses to third-party patents. We cannot be certain that licenses will be offered when we need them, that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third parties, we may be required to pay license fees, royalty payments, or offset license revenues. In addition, if we are unable to obtain a license that is necessary to manufacture our products, we could be required to suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third parties. We may not be successful in redesigning our products, or the necessary licenses may not be available under reasonable terms.

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

•
incurring non-recurring charges, increased contingent liabilities, adverse tax consequences, depreciation or deferred compensation charges, amortization of intangible assets or impairment of goodwill, which could harm our results of operations; and

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

Disruptions in global transportation could impair our ability to deliver or receive product on a timely basis or at all, causing harm to our financial results. Our raw materials, work-in-process and finished products are primarily distributed via air. If there are significant disruptions in air travel, we may not be able to deliver our products or receive raw materials. Any natural disaster that affects air travel in Asia could disrupt our ability to receive raw materials in, or ship finished product from, our Shanghai, China facility or our Asia-based contract manufacturers. As a result, our business and operating results may be harmed.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability. We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. For example, we were under a federal income tax audit by the U.S. Internal Revenue Service, or IRS, for fiscal years 2005 through 2008 and received the Revenue Agent’s report in February 2012. The most significant proposed adjustments are comprised of related party transactions between our U.S. parent company and our foreign subsidiaries. We are contesting these adjustments through the IRS Appeals Office. While we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and our attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. The IRS audit may also impact the timing and/or amount of our refund claim. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. Any of these changes could harm our profitability.

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

Government regulators or our customers may require us to comply with product or manufacturing standards that are more restrictive than current laws and regulations related to environmental matters, conflict minerals or other social responsibility initiatives. The implementation of these standards could affect the sourcing, cost and availability of materials used in the manufacture of our products. For example, there may be only a limited number of suppliers offering “conflict free” metals used in our products, and there can be no assurance that we will be able to obtain such metals in sufficient quantities or at competitive prices. Also, we may face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. Non-compliance with these standards could cause us to lose sales to these customers and compliance with these standards could increase our costs, which may harm our operating results.

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

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Convertible Senior Notes due 2013 and 1.5% Convertible Senior Notes due 2017. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of July 1, 2012, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $950 million based on the exchange rate at July 1, 2012. In addition, we have significant commitments for the future fixed costs of Flash Ventures, and we will incur significant obligations with respect to Flash Forward as well as continued investment in Flash Partners and Flash Alliance. Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

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

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three fiscal months ended July 1, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 2, 2012 to April 29, 2012	912,927	$37.58	912,927	$400,767,280
April 30, 2012 to May 27, 2012	1,417,875	36.26	1,417,875	349,356,692
May 28, 2012 to July 1, 2012	213,000	34.80	213,000	341,945,016
Total	2,543,802	36.61	2,543,802
————

(1)	On October 27, 2011, we announced a board-approved plan authorizing us to repurchase up to $500.0 million of our common stock in the open market or otherwise through October 26, 2016.

(2)	Does not include amounts paid for commissions.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated:	August 6, 2012	By:	/s/ Judy Bruner
Judy Bruner Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)

S - 1

EXHIBIT INDEX

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