Form 10-Q
period 2012-09-30
SANDISK CORP
filed 2012-11-05
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  000-26734

SANDISK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0191793
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 McCarthy Blvd. Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Number of shares outstanding of the issuer’s common stock, $0.001 par value, as of September 30, 2012: 241,788,556.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	January 1, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,110,485	$1,167,496
Short-term marketable securities	1,485,584	1,681,492
Accounts receivable from product revenues, net	465,618	521,763
Inventory	852,725	678,382
Deferred taxes	100,328	100,409
Other current assets	303,888	206,419
Total current assets	4,318,628	4,355,961
Long-term marketable securities	2,818,969	2,766,263
Property and equipment, net	612,633	344,897
Notes receivable and investments in Flash Ventures	1,770,355	1,943,295
Deferred taxes	178,149	199,027
Goodwill	201,735	154,899
Intangible assets, net	265,876	287,691
Other non-current assets	155,166	122,615
Total assets	$10,321,511	$10,174,648

LIABILITIES
Current liabilities:
Accounts payable trade	$318,347	$258,583
Accounts payable to related parties	226,136	276,275
Convertible short-term debt	892,684	—
Other current accrued liabilities	199,183	337,517
Deferred income on shipments to distributors and retailers and deferred revenue	260,564	220,999
Total current liabilities	1,896,914	1,093,374
Convertible long-term debt	780,464	1,604,911
Non-current liabilities	436,122	415,524
Total liabilities	3,113,500	3,113,809

Commitments and contingencies (see Note 11)

EQUITY
Stockholders’ equity:
Preferred stock	—	—
Common stock	242	243
Capital in excess of par value	5,014,331	4,934,565
Retained earnings	1,882,265	1,796,849
Accumulated other comprehensive income	315,520	332,701
Total stockholders’ equity	7,212,358	7,064,358
Non-controlling interests	(4,347)	(3,519)
Total equity	7,208,011	7,060,839
Total liabilities and equity	$10,321,511	$10,174,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands, except per share amounts)
Revenues:
Product	$1,182,159	$1,321,904	$3,233,785	$3,814,111
License and royalty	91,031	94,128	277,221	271,114
Total revenues	1,273,190	1,416,032	3,511,006	4,085,225
Cost of product revenues	880,469	790,465	2,398,086	2,281,264
Amortization of acquisition-related intangible assets	9,800	13,186	32,712	26,556
Total cost of product revenues	890,269	803,651	2,430,798	2,307,820
Gross profit	382,921	612,381	1,080,208	1,777,405
Operating expenses:
Research and development	150,336	135,271	443,690	400,145
Sales and marketing	57,938	48,538	159,234	144,195
General and administrative	40,205	40,567	110,488	116,020
Amortization of acquisition-related intangible assets	2,369	1,878	6,676	2,608
Total operating expenses	250,848	226,254	720,088	662,968
Operating income	132,073	386,127	360,120	1,114,437
Interest income	14,687	14,754	44,680	46,873
Interest (expense) and other income (expense), net	(28,382)	(38,332)	(100,888)	(103,090)
Total other income (expense), net	(13,695)	(23,578)	(56,208)	(56,217)
Income before income taxes	118,378	362,549	303,912	1,058,220
Provision for income taxes	41,871	129,296	100,051	352,453
Net income	$76,507	$233,253	$203,861	$705,767

Net income per share:
Basic	$0.32	$0.97	$0.84	$2.96
Diluted	$0.31	$0.96	$0.83	$2.90
Shares used in computing net income per share:
Basic	241,694	239,836	242,284	238,720
Diluted	244,221	243,680	245,502	243,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Net income	$76,507	$233,253	$203,861	$705,767

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on marketable securities	6,233	(9,048)	17,995	9,357
Reclassification adjustment for realized gain on marketable securities included in net income	(888)	(604)	(2,090)	(6,073)
	5,345	(9,652)	15,905	3,284

Foreign currency translation adjustments	39,088	80,427	(7,955)	89,768

Unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	11,239	26,863	(27,681)	30,288
Reclassification adjustment for realized (gain) loss on derivatives qualifying as cash flow hedges included in net income	11,184	(7,386)	6,399	(11,933)
	22,423	19,477	(21,282)	18,355

Total other comprehensive income (loss), before tax	66,856	90,252	(13,332)	111,407
Income tax expense related to items of other comprehensive income (loss)	6,857	9,342	3,849	20,798
Total other comprehensive income (loss), net of tax	59,999	80,910	(17,181)	90,609

Comprehensive income	$136,506	$314,163	$186,680	$796,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30, 2012	October 2, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$203,861	$705,767
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	9,554	(77,842)
Depreciation	112,471	84,959
Amortization	128,825	118,035
Provision for doubtful accounts	70	(1,929)
Share-based compensation expense	59,283	44,678
Excess tax benefit from share-based compensation	(14,116)	(15,820)
Impairment, restructuring and other	(11,172)	(25,118)
Other non-operating	67,066	63,771
Changes in operating assets and liabilities:
Accounts receivable from product revenues, net	56,081	(89,157)
Inventory	(173,794)	(164,798)
Other assets	35,387	(69,443)
Accounts payable trade	59,764	38,368
Accounts payable to related parties	(50,139)	17,077
Other liabilities	(268,913)	215,672
Total adjustments	10,367	138,453
Net cash provided by operating activities	214,228	844,220

Cash flows from investing activities:
Purchases of short and long-term marketable securities	(1,950,164)	(2,500,913)
Proceeds from sales of short and long-term marketable securities	1,583,503	2,276,356
Proceeds from maturities of short and long-term marketable securities	478,475	505,920
Acquisition of property and equipment, net	(382,632)	(114,267)
Investment in Flash Ventures	(50,439)	(83,316)
Notes receivable issuances to Flash Ventures	(142,316)	(399,281)
Notes receivable proceeds from Flash Ventures	357,876	248,516
Purchased technology and other assets	(245)	(100,000)
Acquisitions, net of cash acquired	(69,417)	(317,649)
Net cash used in investing activities	(175,359)	(484,634)

Cash flows from financing activities:
Proceeds from sale (purchase) of convertible bond hedge	—	1,494
Proceeds from sale (purchase) of warrants	—	(1,158)
Repayment of debt financing	—	(211,441)
Proceeds from employee stock programs	77,770	81,791
Excess tax benefit from share-based compensation	14,116	15,820
Share repurchase program	(191,504)	—
Net cash received for share repurchase contracts	2,675	—
Net cash used in financing activities	(96,943)	(113,494)
Effect of changes in foreign currency exchange rates on cash	1,063	(391)
Net increase (decrease) in cash and cash equivalents	(57,011)	245,701
Cash and cash equivalents at beginning of the period	1,167,496	829,149
Cash and cash equivalents at end of the period	$1,110,485	$1,074,850
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of September 30, 2012, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and October 2, 2011, the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and October 2, 2011 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and October 2, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K filed with the SEC on February 23, 2012. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters consist of 13 weeks and generally end on the Sunday closest to March 31, June 30, and September 30. The third quarters of fiscal years 2012 and 2011 ended on September 30, 2012 and October 2, 2011, respectively. For accounting and disclosure purposes, the exchange rates of 77.76, 77.17 and 76.78 at September 30, 2012, January 1, 2012 and October 2, 2011, respectively, were used to convert Japanese yen to U.S. dollars. Certain prior period amounts have been reclassified in the footnotes to conform to the current period presentation, including line items within income tax expense (benefit) allocated to accumulated other comprehensive income in Note 4, “Balance Sheet Information.”

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

Use of Estimates. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, intellectual property claims, product returns, inventories and inventory reserves, valuation and impairments of marketable securities and investments, impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructuring, contingencies, share-based compensation and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements. In July 2012, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to the testing of indefinite-lived intangible assets for impairment. The guidance gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived asset is impaired. Under the amendments in this update, an entity has the option to bypass the qualitative assessment in any period and proceed directly to the quantitative impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This guidance is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company expects to early-adopt this guidance in the fourth quarter of fiscal year 2012 for its annual indefinite-lived intangible assets impairment test and does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities were as follows (in thousands):

	September 30, 2012	January 1, 2012
Cash and cash equivalents	$1,110,485	$1,167,496
Short-term marketable securities	1,485,584	1,681,492
Long-term marketable securities	2,818,969	2,766,263
Total cash, cash equivalents and marketable securities	$5,415,038	$5,615,251

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

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments (in thousands):

	September 30, 2012				January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$606,845	$—	$—	$606,845	$901,500	$—	$—	$901,500
Fixed income securities	22,988	4,451,060	—	4,474,048	214,431	4,312,929	—	4,527,360
Derivative assets	—	6,938	—	6,938	—	21,093	—	21,093
Other	—	—	—	—	—	4,501	—	4,501
Total financial assets	$629,833	$4,457,998	$—	$5,087,831	$1,115,931	$4,338,523	$—	$5,454,454

Derivative liabilities	$—	$6,759	$—	$6,759	$—	$45,835	$—	$45,835
Total financial liabilities	$—	$6,759	$—	$6,759	$—	$45,835	$—	$45,835

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30, 2012				January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$608,845	$167,495	$—	$776,340	$926,994	$54,111	$—	$981,105
Short-term marketable securities	15,826	1,469,758	—	1,485,584	155,538	1,525,954	—	1,681,492
Long-term marketable securities	5,162	2,813,807	—	2,818,969	33,399	2,732,864	—	2,766,263
Other current assets and other non-current assets	—	6,938	—	6,938	—	25,594	—	25,594
Total financial assets	$629,833	$4,457,998	$—	$5,087,831	$1,115,931	$4,338,523	$—	$5,454,454

Other current accrued liabilities	$—	$4,272	$—	$4,272	$—	$40,045	$—	$40,045
Non-current liabilities	—	2,487	—	2,487	—	5,790	—	5,790
Total financial liabilities	$—	$6,759	$—	$6,759	$—	$45,835	$—	$45,835
————

(1)
Cash equivalents exclude cash of $334.1 million and $186.4 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of September 30, 2012 and January 1, 2012, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2012, the Company had no transfers of financial assets or liabilities between Level 1 and Level 2. As of September 30, 2012 and January 1, 2012, the Company had no financial assets or liabilities categorized as Level 3.

As of September 30, 2012 and January 1, 2012, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows (in thousands):

	September 30, 2012				January 1, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. Treasury and government agency securities	$29,414	$16	$(1)	$29,429	$219,366	$69	$(4)	$219,431
U.S. government-sponsored agency securities	87,948	56	—	88,004	97,087	10	(26)	97,071
Corporate notes and bonds	808,426	4,524	(36)	812,914	780,650	1,707	(3,889)	778,468
Asset-backed securities	198,315	532	(5)	198,842	180,828	61	(149)	180,740
Mortgage-backed securities	3,764	25	(14)	3,775	1,137	5	—	1,142
Municipal notes and bonds	3,313,224	28,018	(158)	3,341,084	3,231,240	20,470	(1,202)	3,250,508
Total available-for-sale investments	$4,441,091	$33,171	$(214)	$4,474,048	$4,510,308	$22,322	$(5,270)	$4,527,360

The fair value and gross unrealized losses on the available-for-sale securities that have been in an unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012, are summarized in the following table (in thousands). Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and government agency securities	$3,420	$(1)	$—	$—
U.S. government-sponsored agency securities	28,995	—	—	—
Corporate notes and bonds	66,262	(16)	7,727	(20)
Asset-backed securities	6,804	(5)	—	—
Mortgage-backed securities	1,863	(14)	—	—
Municipal notes and bonds	101,058	(73)	17,131	(85)
Total	$208,402	$(109)	$24,858	$(105)

The gross unrealized loss related to U.S. Treasury and government agency securities, U.S. government-sponsored agency securities, corporate and municipal notes and bonds, and asset-backed and mortgage-backed securities was primarily due to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at September 30, 2012 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross realized gains and losses on sales of available-for-sale securities (in thousands).

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Gross realized gains	$940	$1,276	$2,964	$6,890
Gross realized losses	(52)	(672)	(874)	(882)

Fixed income securities by contractual maturity as of September 30, 2012 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$1,651,569	$1,655,079
Due after one year through five years	2,789,522	2,818,969
Total	$4,441,091	$4,474,048

For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and the fair values, which are based on quoted market prices (in thousands). These financial instruments were categorized as Level 1 as of September 30, 2012 and January 1, 2012.

	September 30, 2012		January 1, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
1% Convertible Sr. Notes due 2013	$892,684	$919,987	$852,146	$914,140
1.5% Convertible Sr. Notes due 2017	780,464	1,135,140	752,765	1,177,500
Total	$1,673,148	$2,055,127	$1,604,911	$2,091,640

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Derivatives and Hedging Activities

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

Cash Flow Hedges. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. As of September 30, 2012, the Company had forward contracts in place to hedge future purchases over the next twelve months of 26.3 billion Japanese yen, or approximately $338 million based upon the exchange rate as of September 30, 2012, and the net unrealized gain on the effective portion of these cash flow hedges was $2.9 million. As of September 30, 2012, the Company had no forward contracts in place to hedge future purchases beyond the next twelve months.

Other Derivatives. Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at September 30, 2012 with realized and unrealized gains and losses included in other income (expense). As of September 30, 2012, the Company had foreign currency forward contracts hedging exposures in European euros, British pounds and Japanese yen. Foreign currency forward contracts were outstanding to buy and sell U.S. dollar equivalents of approximately $230 million and $143 million in foreign currencies, respectively, based upon the exchange rates at September 30, 2012.

The Company currently has cross currency swap contracts with various counterparties to exchange Japanese yen for U.S. dollars that require the Company to comply with certain covenants, the strictest of which is to maintain a minimum liquidity of $1.0 billion. Liquidity is defined as the sum of the Company’s cash and cash equivalents and short and long-term marketable securities. These cross currency swap contracts were outstanding to sell U.S. dollar equivalents of approximately $185 million based upon the exchange rates at September 30, 2012. Should the Company fail to comply with these covenants, the Company may be required to settle the unrealized gain or loss on the foreign exchange contracts prior to the original maturity date. The Company was in compliance with these covenants as of September 30, 2012.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivative Contracts. Fair value of derivative contracts as of September 30, 2012 and January 1, 2012 were as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	September 30, 2012	January 1, 2012	September 30, 2012	January 1, 2012
Designated cash flow hedges
Foreign exchange contracts	$4,149	$14,890	$—	$—
	4,149	14,890	—	—
Foreign exchange contracts not designated	2,789	6,203	—	—
Total derivatives	$6,938	$21,093	$—	$—

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	September 30, 2012	January 1, 2012	September 30, 2012	January 1, 2012
Designated cash flow hedges
Foreign exchange contracts	$1,243	$3,265	$—	$—
	1,243	3,265	—	—
Foreign exchange contracts not designated	3,029	36,780	2,487	5,790
Total derivatives	$4,272	$40,045	$2,487	$5,790

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges. The impact of the effective portion of designated cash flow derivative contracts on the Company’s results of operations for the three and nine months ended September 30, 2012 and October 2, 2011 was as follows (in thousands):

	Three months ended				Nine months ended
	Amount of gain recognized in OCI		Amount of gain (loss) reclassified from OCI to earnings		Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from OCI to earnings
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Foreign exchange contracts	$11,239	$21,617	$(11,184)	$7,386	$(27,681)	$21,338	$(6,399)	$11,933
Equity market risk contract	—	5,246	—	—	—	8,950	—	—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the ineffective portion of designated cash flow derivative contracts and the forward points excluded for the purposes of cash flow hedging designation recognized in other income (expense) (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Foreign exchange contracts	$(1,136)	$(584)	$(6,382)	$(3,025)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Gain (loss) on foreign exchange contracts including forward point income	$(652)	$(13,864)	$1,934	$(15,900)
Gain from revaluation of foreign currency exposures hedged by foreign exchange contracts	2,359	16,668	390	18,739

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Balance Sheet Information

Accounts Receivable from Product Revenues, net. Accounts receivable from product revenues, net, were as follows (in thousands):

	September 30, 2012	January 1, 2012
Trade accounts receivable	$604,112	$692,702
Allowance for doubtful accounts	(5,544)	(5,717)
Price protection, promotions and other activities	(132,950)	(165,222)
Total accounts receivable from product revenues, net	$465,618	$521,763

Inventory. Inventory was as follows (in thousands):

	September 30, 2012	January 1, 2012
Raw material	$535,427	$398,308
Work-in-process	106,564	89,332
Finished goods	210,734	190,742
Total inventory	$852,725	$678,382

Other Current Assets. Other current assets were as follows (in thousands):

	September 30, 2012	January 1, 2012
Royalty and other receivables	$41,773	$53,443
Other non-trade receivable	—	26,875
Prepaid expenses	13,621	17,274
Tax-related receivables	220,979	67,157
Prepayment to Flash Forward Ltd.	20,577	20,577
Other current assets	6,938	21,093
Total other current assets	$303,888	$206,419

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) were as follows (in thousands):

	September 30, 2012	January 1, 2012
Notes receivable, Flash Partners Ltd.	$199,331	$291,564
Notes receivable, Flash Alliance Ltd.	688,014	973,176
Notes receivable, Flash Forward Ltd.	180,041	32,396
Investment in Flash Partners Ltd.	254,986	258,184
Investment in Flash Alliance Ltd.	375,518	368,459
Investment in Flash Forward Ltd.	72,465	19,516
Total notes receivable and investments in Flash Ventures	$1,770,355	$1,943,295

Equity-method investments and the Company’s maximum loss exposure related to Flash Ventures are discussed further in Note 11, “Commitments, Contingencies and Guarantees – Flash Partners, Flash Alliance and Flash Forward” and Note 12, “Related Parties and Strategic Investments.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known. Impairments, when required, are recorded in other income (expense). The Company makes or will make long-term loans to Flash Ventures to fund new process technologies and additional wafer capacities. The Company aggregates its Flash Ventures notes receivable into one class of financing receivables due to the similar ownership interest and common structure in each Flash Ventures entity. For all reporting periods presented, no loans were past due and no loan impairments were recorded.

Other Non-Current Assets. Other non-current assets were as follows (in thousands):

	September 30, 2012	January 1, 2012
Prepaid tax on intercompany transactions	$43,211	$46,489
Prepayment to Flash Forward Ltd.	10,289	29,396
Convertible note issuance costs	9,179	12,992
Long-term prepaid income tax	63,008	3,956
Other non-current assets	29,479	29,782
Total other non-current assets	$155,166	$122,615

Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	September 30, 2012	January 1, 2012
Accrued payroll and related expenses	$79,473	$132,182
Derivative contract payables	4,272	40,045
Taxes payable	8,181	61,144
Other accrued liabilities	107,257	104,146
Total other current accrued liabilities	$199,183	$337,517

Non-current liabilities. Non-current liabilities were as follows (in thousands):

	September 30, 2012	January 1, 2012
Deferred tax liabilities	$43,174	$44,262
Income tax liabilities	210,114	218,994
Deferred credits on intercompany transactions	62,749	67,926
Other non-current liabilities	120,085	84,342
Total non-current liabilities	$436,122	$415,524

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets and the activity was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Balance, beginning of period	$31,640	$23,156	$26,957	$24,702
Additions and adjustments to cost of product revenues	4,565	5,689	18,044	13,893
Usage	(4,339)	(5,310)	(13,135)	(15,060)
Balance, end of period	$31,866	$23,535	$31,866	$23,535

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

Accumulated Other Comprehensive Income. Accumulated other comprehensive income presented in the accompanying Condensed Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and hedging activities, net of tax, for all periods presented (in thousands):

	September 30, 2012	January 1, 2012
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$21,060	$10,849
Foreign currency translation	294,679	300,788
Hedging activities	(219)	21,064
Total accumulated other comprehensive income	$315,520	$332,701

The amount of income tax expense (benefit) allocated to available-for-sale investments, foreign currency translation and hedging activities was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Available-for-sale investments	$1,860	$(3,479)	$5,694	$5,777
Foreign currency translation	4,997	10,906	(1,845)	11,754
Hedging activities	—	1,915	—	3,267
	$6,857	$9,342	$3,849	$20,798

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Goodwill and Intangible Assets

Goodwill. Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of January 1, 2012	$154,899
Acquisitions	42,979
Acquisition earn-out provision	3,857
Balance as of September 30, 2012	$201,735

Goodwill increased by $43.0 million due to the Company’s acquisition of 100% of the outstanding shares of FlashSoft Corporation (“FlashSoft”) on February 13, 2012 and Schooner Information Technology, Inc. (“Schooner”) on June 21, 2012. In addition, during the three months ended September 30, 2012, the Company recognized $3.9 million of goodwill under an achieved earn-out provision related to an acquisition consummated in fiscal year 2004.

FlashSoft is a provider of software caching solutions that enable flash-based products to be configured as high-performance cache. The acquisition of FlashSoft adds software caching solutions to the Company’s growing portfolio of enterprise storage solutions. The goodwill resulted from expected synergies from the transaction, including the Company’s resources and complementary products, and is not deductible for tax purposes. The preliminary estimates of fair value for the liabilities assumed from the acquisition are subject to change as the Company obtains additional information related to certain legal contingency matters during the measurement period (up to one year from the acquisition date).

Schooner is an enterprise software company that develops flash-optimized database and data store solutions.  Schooner’s products complement the Company’s growing portfolio of enterprise storage solutions and flash-optimized software offerings that enable customers to accelerate the performance of data-intensive applications and reduce overall cost of ownership. The goodwill resulted from expected synergies from the transaction, including the Company’s resources and complementary products, and is not deductible for tax purposes. The preliminary estimates of fair value for the liabilities assumed from the acquisition are subject to change as the Company obtains additional information related to certain legal contingency matters during the measurement period (up to one year from the acquisition date).

Intangible Assets. Intangible asset balances are presented below (in thousands):

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$200,010	$(58,245)	$141,765
Core technology	80,500	(79,829)	671
Customer relationships	13,050	(8,377)	4,673
Trademarks	5,700	(1,554)	4,146
Covenants not to compete	3,100	(1,230)	1,870
Acquisition-related intangible assets	302,360	(149,235)	153,125
Technology licenses and patents	133,340	(59,224)	74,116
Total intangible assets subject to amortization	435,700	(208,459)	227,241
Acquired in-process research and development	38,635	—	38,635
Total intangible assets	$474,335	$(208,459)	$265,876

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$172,800	$(30,014)	$142,786
Core technology	79,800	(75,349)	4,451
Customer relationships	12,200	(3,643)	8,557
Trademarks	5,300	(633)	4,667
Covenants not to compete	700	(209)	491
Acquisition-related intangible assets	270,800	(109,848)	160,952
Technology licenses and patents	131,340	(40,801)	90,539
Total intangible assets subject to amortization	402,140	(150,649)	251,491
Acquired in-process research and development	36,200	—	36,200
Total intangible assets	$438,340	$(150,649)	$287,691

Acquisition-related intangible assets increased in the nine months ended September 30, 2012 due to the acquisitions of FlashSoft and Schooner. During the three months ended September 30, 2012, the Company reclassified $0.7 million of acquired in-process research and development to core technology and commenced amortization.

The annual expected amortization expense of intangible assets as of September 30, 2012, excluding acquired in-process research and development, is presented below (in thousands):

	Estimated Amortization Expense
	Acquisition-related Intangible Assets	Technology Licenses and Patents
Fiscal year:
2012 (remaining three months)	$12,184	$6,159
2013	44,865	23,337
2014	40,482	21,231
2015	40,318	20,056
2016	15,276	3,333
Total intangible assets subject to amortization	$153,125	$74,116

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt (in thousands):

	September 30, 2012	January 1, 2012
1% Notes due 2013	$928,061	$928,061
Less: Unamortized interest discount	(35,377)	(75,915)
Net carrying amount of 1% Notes due 2013	892,684	852,146

1.5% Notes due 2017	1,000,000	1,000,000
Less: Unamortized interest discount	(219,536)	(247,235)
Net carrying amount of 1.5% Notes due 2017	780,464	752,765
Total convertible debt	1,673,148	1,604,911
Less: Convertible short-term debt	(892,684)	—
Convertible long-term debt	$780,464	$1,604,911

1% Convertible Senior Notes Due 2013. In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due May 15, 2013 (the “1% Notes due 2013”) at par and has subsequently repurchased $221.9 million of principal amount of these notes. The 1% Notes due 2013 may be converted, under certain circumstances, based on an initial conversion rate of 12.1426 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share). The net proceeds to the Company from the offering of the 1% Notes due 2013 were $1.13 billion. As of September 30, 2012, the Company had $928.1 million outstanding in aggregate principal amount at par.

The Company separately accounts for the liability and equity components of the 1% Notes due 2013. The principal amount of the liability component of $753.5 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $394.3 million as of September 30, 2012 and January 1, 2012.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the discount on the liability component of the 1% Notes due 2013 (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Contractual interest coupon	$2,319	$2,504	$6,959	$8,254
Amortization of bond issuance costs	695	1,935	2,087	3,649
Amortization of bond discount	13,515	13,456	39,816	43,743
Total interest cost recognized	$16,529	$17,895	$48,862	$55,646

The effective interest rate on the liability component of the 1% Notes due 2013 was 7.4% for each of the three and nine months ended September 30, 2012 and October 2, 2011.  The remaining bond discount of $35.4 million as of September 30, 2012 will be amortized over the remaining life of the 1% Notes due 2013, which is approximately 0.6 years.

Concurrent with the issuance of the 1% Notes due 2013, the Company sold warrants to acquire shares of its common stock at an exercise price of $95.03 per share. Due to the repurchase of a portion of the outstanding 1% Notes due 2013 in fiscal year 2011, the Company unwound a pro-rata portion of the warrants. The counterparties may now purchase up to 11.3 million shares of the Company’s common stock at an exercise price of $95.03 per share. As of September 30, 2012, the warrants had an expected life of approximately 0.9 years and will expire on 20 different dates from August 23, 2013 through September 20, 2013. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of September 30, 2012, the remaining warrants had not been exercised and remain outstanding. In addition, at issuance, counterparties agreed to sell to the Company up to approximately 14.0 million shares of its common stock, which is the number of shares initially

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share. Due to the repurchase of a portion of the outstanding 1% Notes due 2013 in fiscal year 2011, the Company unwound a pro-rata portion of the convertible bond hedge. The Company may now purchase up to 11.3 million shares of its common stock at a conversion price of $82.36 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by it upon conversion of the 1% Notes due 2013. As of September 30, 2012, the Company had not purchased any shares under the remaining convertible bond hedge agreement.

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

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017. The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $294.0 million as of September 30, 2012, unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the discount on the liability component of the 1.5% Notes due 2017 (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Contractual interest coupon	$3,750	$3,750	$11,250	$11,250
Amortization of bond issuance costs	667	667	2,000	2,028
Amortization of bond discount	9,170	8,594	27,111	25,505
Total interest cost recognized	$13,587	$13,011	$40,361	$38,783

The effective interest rate on the liability component of the 1.5% Notes due 2017 was 6.85% for each of the three and nine months ended September 30, 2012 and October 2, 2011. The remaining unamortized interest discount of $219.5 million as of September 30, 2012 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 4.9 years.

Concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to acquire shares of its common stock at an exercise price of $73.33 per share. As of September 30, 2012, the warrants had an expected life of approximately 5.2 years and will expire on 40 different dates from November 13, 2017 through January 10, 2018. At each expiration date, the Company may, at its option, elect to settle the warrants on a net share basis. As of September 30, 2012, the warrants had not been exercised and remain outstanding. In addition, counterparties agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. As of September 30, 2012, the Company had not purchased any shares under this convertible bond hedge agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Share Repurchase Program

During the fourth quarter of fiscal year 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s outstanding common stock over a period of up to five years. Under this program, shares repurchased are recorded as a reduction to capital in excess of par value and retained earnings in the Company’s Condensed Consolidated Balance Sheet. Since the inception of this stock repurchase program, the Company has repurchased 4.8 million shares for $195.5 million, of which 4.7 million shares for an aggregate purchase price of $191.5 million were repurchased during the nine months ended September 30, 2012. As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions. These arrangements generally require the Company to make an upfront cash payment in exchange for the right to receive shares of its common stock or cash at the expiration of the agreement, dependent upon the volume-weighted average price of the Company’s common stock at the expiration date. The initial cash principal payment, as well as the subsequent repayment of principal and return on principal, if settled in cash, are recorded as a component of capital in excess of par value in the Company’s Condensed Consolidated Balance Sheet. During the nine months ended September 30, 2012, the Company entered into structured share repurchase arrangements that required upfront cash payments of $40.0 million. These arrangements settled within the nine months ended September 30, 2012 and resulted in zero stock repurchases and the Company receiving its original upfront cash payment of $40.0 million and returns totaling $2.7 million. As of September 30, 2012, the Company had $304.5 million available for usage under this share repurchase program.

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

Valuation Assumptions

Option Plan Shares. The fair value of the Company’s stock options granted to employees, officers and non-employee board members was estimated using the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Dividend yield	None	None	None	None
Expected volatility	0.45	0.42	0.43	0.42
Risk-free interest rate	0.51%	0.80%	0.60%	1.52%
Expected term	4.3 years	4.3 years	4.3 years	4.2 years
Estimated annual forfeiture rate	8.59%	8.57%	8.59%	8.57%
Weighted average fair value at grant date	$15.39	$13.99	$16.63	$17.72

Employee Stock Purchase Plan Shares. The fair value of the Company’s ESPP shares issued to employees was estimated using the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Dividend yield	None	None	None	None
Expected volatility	0.44	0.44	0.41	0.43
Risk-free interest rate	0.14%	0.08%	0.15%	0.13%
Expected term	½ year	½ year	½ year	½ year
Weighted average fair value at purchase date	$11.38	$10.44	$11.87	$12.30

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of September 30, 2012 and changes during the nine months ended September 30, 2012 is presented below (in thousands, except for weighted average exercise price and remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at January 1, 2012	17,559	$36.55	3.4	$257,251
Granted	2,171	46.82
Exercised	(2,853)	22.42		66,663
Forfeited	(275)	36.28
Expired	(235)	52.82
Options and SARs outstanding at September 30, 2012	16,367	40.15	3.3	130,753
Options and SARs vested and expected to vest after September 30, 2012, net of forfeitures	15,797	40.00	3.2	129,132
Options and SARs exercisable at September 30, 2012	10,878	39.71	2.2	99,862

At September 30, 2012, the total compensation cost related to stock options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $78.1 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.5 years.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plans during the nine months ended September 30, 2012 is presented below (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at January 1, 2012	2,051	$40.22	$100,913
Granted	1,697	45.25
Vested	(640)	47.82	29,227
Forfeited	(144)	42.54
Assumed through acquisition	59	46.63
Non-vested share units at September 30, 2012	3,023	42.74	131,307

As of September 30, 2012, the Company had approximately $92.9 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.9 years.

Employee Stock Purchase Plan. At September 30, 2012, there was approximately $2.4 million of total unrecognized compensation cost related to the Company’s ESPP that is expected to be recognized over a period of approximately 0.4 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Share-based compensation expense by caption:
Cost of product revenues	$1,929	$1,283	$5,389	$3,316
Research and development	10,379	8,345	31,029	23,273
Sales and marketing	3,794	2,704	11,057	7,746
General and administrative	3,848	3,397	11,808	10,343
Total share-based compensation expense	19,950	15,729	59,283	44,678
Total tax benefit recognized	(5,464)	(3,977)	(15,309)	(11,709)
Decrease in net income	$14,486	$11,752	$43,974	$32,969

Share-based compensation expense by type of award:
Stock options and SARs	$8,550	$8,224	$27,192	$23,873
RSUs	9,405	6,201	25,907	15,311
ESPP	1,995	1,304	6,184	5,494
Total share-based compensation expense	19,950	15,729	59,283	44,678
Total tax benefit recognized	(5,464)	(3,977)	(15,309)	(11,709)
Decrease in net income	$14,486	$11,752	$43,974	$32,969

Share-based compensation expense of $1.9 million and $1.4 million related to manufacturing personnel was capitalized into inventory as of September 30, 2012 and January 1, 2012, respectively.

The total grant date fair value of options and RSUs vested was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Fair value of options vested	$7,751	$7,153	$30,725	$26,554
Fair value of RSUs vested	520	539	24,104	10,884
Total fair value of options and RSUs vested	$8,271	$7,692	$54,829	$37,438

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Provision for Income Taxes

The following table presents the provision for income taxes and the effective tax rate (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Provision for income taxes	$41,871	$129,296	$100,051	$352,453
Effective tax rate	35.4%	35.7%	32.9%	33.3%

The provision for income taxes for the three and nine months ended September 30, 2012 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation and tax-exempt interest income. The provision for income taxes for the three and nine months ended October 2, 2011 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation, tax-exempt interest income and the benefit from federal and California research and development credits. Earnings and taxes resulting from foreign operations are largely attributable to the Company’s Irish, Chinese, Israeli and Japanese entities. As of September 30, 2012, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in the U.S. and foreign tax jurisdictions, for which the Company has provided a valuation allowance.

Unrecognized tax benefits were $179.5 million and $185.8 million as of September 30, 2012 and January 1, 2012, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $80.4 million at September 30, 2012. Income tax expense for the three and nine months ended September 30, 2012 and October 2, 2011 included interest and penalties of $0.8 million, $2.3 million, $0.7 million and $2.0 million, respectively.

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In February 2012, the Internal Revenue Service (“IRS”) completed its field audit of the Company’s federal income tax returns for the years 2005 through 2008 and issued the Revenue Agent’s Report. The most significant proposed adjustments are comprised of related party transactions between SanDisk Corporation and its foreign subsidiaries. The Company is contesting these adjustments through the IRS Appeals Office and cannot predict when a resolution will be reached.

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

The IRS recently initiated an examination of the Company’s federal income tax returns for fiscal years 2009 through 2011. The Company does not expect a resolution of this audit to be reached during the next twelve months. In addition, the Company is currently under audit by various state and international tax authorities. The Company cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not materially harm the Company’s financial position, results of operations or liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Numerator for basic net income per share:
Net income	$76,507	$233,253	$203,861	$705,767
Denominator for basic net income per share:
Weighted average common shares outstanding	241,694	239,836	242,284	238,720
Basic net income per share	$0.32	$0.97	$0.84	$2.96

Numerator for diluted net income per share:
Net income	$76,507	$233,253	$203,861	$705,767
Denominator for diluted net income per share:
Weighted average common shares outstanding	241,694	239,836	242,284	238,720
Incremental common shares attributable to exercise of outstanding employee stock options and SARs (assuming proceeds would be used to purchase common stock), RSUs and ESPP	2,527	3,844	3,218	5,062
Shares used in computing diluted net income per share	244,221	243,680	245,502	243,782
Diluted net income per share	$0.31	$0.96	$0.83	$2.90

Anti-dilutive shares excluded from net income per share calculation	71,653	71,010	70,322	68,134

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments, Contingencies and Guarantees

Flash Partners. The Company has a 49.9% ownership interest in Flash Partners Ltd. (“Flash Partners”), a business venture with Toshiba Corporation (“Toshiba”) which owns 50.1%, formed in fiscal year 2004. As of September 30, 2012, the Company had notes receivable from Flash Partners of $199.3 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners using the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” At September 30, 2012 and January 1, 2012, the Company had an equity investment in Flash Partners of $255.0 million and $258.2 million, respectively, denominated in Japanese yen, offset by $82.7 million and $85.8 million, respectively, of cumulative translation adjustments recorded in accumulated OCI. In the three and nine months ended September 30, 2012 and October 2, 2011, the Company recorded a basis adjustment of $0.5 million, $2.6 million, $1.3 million and $4.0 million, respectively, to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

Flash Alliance. The Company has a 49.9% ownership interest in Flash Alliance Ltd. (“Flash Alliance”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2006. As of September 30, 2012, the Company had notes receivable from Flash Alliance of $688.0 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance using the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” At September 30, 2012 and January 1, 2012, the Company had an equity investment in Flash Alliance of $375.5 million and $368.5 million, respectively, denominated in Japanese yen, offset by $90.3 million and $92.6 million, respectively, of cumulative translation adjustments recorded in accumulated OCI. In the three and nine months ended September 30, 2012 and October 2, 2011, the Company recorded a basis adjustment of $3.9 million, $11.7 million, $4.6 million and $20.4 million, respectively, to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

Flash Forward. The Company has a 49.9% ownership interest in Flash Forward Ltd. (“Flash Forward”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2010. As of September 30, 2012, the Company had notes receivable from Flash Forward of $180.0 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward using the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” At September 30, 2012 and January 1, 2012, the Company had an equity investment in Flash Forward of $72.5 million and $19.5 million, respectively, denominated in Japanese yen, offset by $3.4 million and $1.1 million, respectively, of cumulative translation adjustments recorded in accumulated OCI. As of September 30, 2012, Phase 1 of Fab 5 was equipped to a portion of the potential equipment capacity and the Company had invested in 50% of that equipment. The Company’s share of the equipped portion of Fab 5 is running at full utilization. The Company does not plan to invest in further Fab 5 capacity expansion for the remainder of fiscal year 2012.

Inventory Purchase Commitments with Flash Ventures. Purchase orders placed under Flash Ventures for up to three months are binding and cannot be canceled. These outstanding purchase commitments are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Liabilities

Flash Ventures. Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements totaling 387.6 billion Japanese yen, or approximately $4.99 billion based upon the exchange rate at September 30, 2012. As of September 30, 2012, the total amount outstanding from these master leases was 155.3 billion Japanese yen, or approximately $2.00 billion based upon the exchange rate at September 30, 2012, of which the amount of the Company’s guarantee obligation of the Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 77.7 billion Japanese yen, or approximately $999 million based upon the exchange rate at September 30, 2012.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion, and for some of the leases, the Company’s failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”). As of September 30, 2012, Flash Ventures was in compliance with all of its master lease covenants. As of September 30, 2012, the Company’s R&I credit rating was BBB, three notches above the required minimum corporate rating threshold from R&I; and the Company’s S&P credit rating was BB, one notch above the required minimum corporate rating threshold from S&P. If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, the Company’s stockholders’ equity falls below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Ventures master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both original and refinanced leases) in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at September 30, 2012.

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Yen in billions)	(Dollars in thousands)
Flash Partners
February 2008	Original	¥1.5	$18,794	2013
April 2010	Refinanced	1.7	21,415	2014
January 2011	Refinanced	2.9	37,195	2014
November 2011	Refinanced	7.2	93,092	2014
March 2012	Refinanced	4.5	58,438	2015
		17.8	228,934
Flash Alliance
November 2007	Original	3.2	41,112	2013
June 2008	Original	10.9	140,526	2013
March 2012	Original	9.0	115,958	2017
July 2012	Refinanced	9.5	122,170	2017
		32.6	419,766
Flash Forward
November 2011	Original	14.9	191,528	2016
March 2012	Original	9.0	115,867	2017
July 2012	Original	3.4	42,759	2017
		27.3	350,154
Total guarantee obligations		¥77.7	$998,854

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of September 30, 2012 in U.S. dollars based upon the yen/dollar exchange rate at September 30, 2012 (in thousands).

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$216,964	$148,726	$365,690
Year 2	184,495	23,960	208,455
Year 3	138,853	56,918	195,771
Year 4	89,683	—	89,683
Year 5	47,138	92,117	139,255
Total guarantee obligations	$677,133	$321,721	$998,854

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of September 30, 2012, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers and employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2012 or January 1, 2012, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Ventures infringe third-party patents. The Company has not made any indemnification payments under any such agreements. As of September 30, 2012, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at September 30, 2012, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of September 30, 2012 are as follows (in thousands):

	Total		1 Year or Less (Remaining 3 months in Fiscal 2012)	2 –3 Years (Fiscal 2013 and 2014)	4 –5 Years (Fiscal 2015 and 2016)	More than 5 Years (Beyond Fiscal 2016)
Facility and other operating leases	$18,558	(5)	$2,319	$10,513	$4,821	$905
Flash Partners (1)	706,114	(5)(6)	68,303	414,004	159,270	64,537
Flash Alliance (1)	1,437,469	(5)(6)	141,100	808,808	355,903	131,658
Flash Forward (1)	558,381	(5)(6)	35,989	281,921	211,477	28,994
Toshiba research and development	102,209	(5)	36,535	50,674	15,000	—
Capital equipment purchase commitments	89,812		85,058	4,754	—	—
1% Convertible senior notes principal and interest (2)	937,341		4,640	932,701	—	—
1.5% Convertible senior notes principal and interest (3)	1,075,000		—	30,000	30,000	1,015,000
Operating expense commitments	58,384		51,975	6,409	—	—
Noncancelable production purchase commitments (4)	327,964	(5)	327,873	91	—	—
Total contractual cash obligations	$5,311,232		$753,792	$2,539,875	$776,471	$1,241,094
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

(5)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at September 30, 2012.

(6)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are as follows (in thousands):

September 30, 2012
Guarantee of Flash Ventures equipment leases (1)	$998,854
————

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 77.7 billion Japanese yen, or approximately $999 million based upon the exchange rate at September 30, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has excluded $210.1 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at September 30, 2012. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2012 through fiscal year 2020. Future minimum lease payments are presented below (in thousands):

September 30, 2012
Fiscal year:
2012 (remaining three months)	$2,446
2013	6,652
2014	4,916
2015	4,083
2016	1,449
2017 and thereafter	905
20,451
Sublease income to be received in the future under noncancelable subleases	(1,893)
Net operating leases	$18,558

Net rent expense was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Rent expense, net	$1,712	$2,019	$4,510	$5,866

On January 31, 2012 the Company purchased for $87.5 million five adjacent buildings in Milpitas, California; three of which were previously leased by the Company. Pursuant to this purchase, the Company terminated the three building lease agreements with remaining aggregate lease obligations of $3.9 million that were set to expire in 2013.

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

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures totaling $708.5 million, $2.14 billion, $739.7 million and $2.30 billion in the three and nine months ended September 30, 2012 and October 2, 2011, respectively. The Company received loan repayments from Flash Ventures of $146.1 million, $357.9 million, $163.4 million and $248.5 million in the three and nine months ended September 30, 2012 and October 2, 2011, respectively. At September 30, 2012 and January 1, 2012, the Company had accounts payable balances due to Flash Ventures of $225.8 million and $275.8 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below (in millions).

	September 30, 2012	January 1, 2012
Notes receivable	$1,067	$1,297
Equity investments	703	646
Operating lease guarantees	999	732
Prepayments	31	50
Maximum loss exposure	$2,800	$2,725

Solid State Storage Solutions LLC. During the second quarter of fiscal year 2007, the Company formed Solid State Storage Solutions LLC (“S4”), a venture with third parties to license intellectual property. S4 qualifies as a variable interest entity. The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented. The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities. S4’s assets and liabilities were not material to the Company’s Condensed Consolidated Balance Sheets as of September 30, 2012 and January 1, 2012.

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

On October 9, 2012, the Federal Circuit reversed the judgment in principal part, holding that the district court had erred in granting summary judgment because its decision was based on erroneous constructions of key terms in the ’316, ’842, and ’424 patents, and because the district court misapplied the “dedication-disclosure rule” under the doctrine of equivalents. With respect to the ’893 and ’808 patents, as well as claims 1 and 10 of the ’842 patent, the Federal Circuit held that it lacked jurisdiction. The Federal Circuit’s judgment returns the case to the district court in Wisconsin, so that the Company’s infringement claims with respect to the ’316, ’842, and ’424 patents can be asserted under the correct understanding of their claims.

Patent Infringement Litigation Initiated by SanDisk. On May 4, 2010, the Company filed a Complaint for patent infringement in the U.S. District Court for the Western District of Wisconsin (the “District Court”) against Kingston and Imation. The Company has since dismissed its claims against Imation in light of a confidential settlement agreement between the parties. In this action, the Company asserts U.S. Patent Nos. 7,397,713; 7,492,660; 7,657,702; 7,532,511; 7,646,666; 7,646,667; and 6,968,421. The Company seeks damages and injunctive relief. Kingston has answered the Complaint denying infringement and raising several affirmative defenses and related counterclaims. These defenses and related counterclaims include, among others, non-infringement, invalidity, implied license, express license, unenforceability for alleged patent misuse, lack of standing and bad faith litigation. Kingston also asserted antitrust counterclaims against the Company alleging monopolization, attempted monopolization and agreement in restraint of trade, all under the Sherman Act. Kingston also asserted state law unfair competition counterclaims. The Company has denied Kingston’s counterclaims. The District Court issued a Markman Order construing certain claim terms of the patents on March 16, 2011. On June 10, 2011, the Company filed a motion seeking a summary judgment in connection with Kingston’s antitrust counterclaims and Kingston’s implied license defense. On June 10, 2011, Kingston filed a motion seeking a summary judgment of non-infringement concerning all of the Company’s asserted patent claims, invalidity of certain of those claims, and in connection with certain of the Company’s damages claims. On August 12, 2011, the District Court granted Kingston’s motion for summary judgment as to all of the Company’s infringement claims. On October 13, 2011, the District Court granted the Company’s motion for summary judgment on Kingston’s monopolization and attempted monopolization counterclaims, but denied the Company’s motion for summary judgment on Kingston’s federal agreement-in-restraint-of-trade counterclaim and state law unfair competition counterclaim. A bench trial on Kingston’s remaining counterclaims was held the week of November 7, 2011. On March 27, 2012, the District Court issued a decision finding in favor of the Company on Kingston’s remaining federal antitrust and state law unfair competition counterclaims. The District Court issued a final judgment on April 20, 2012, entering judgment in Kingston’s favor on all of the Company’s infringement claims and judgment in the Company’s favor on all of Kingston’s federal antitrust and state law unfair competition counterclaims. On April 30, 2012, Kingston filed a notice of appeal. The Company filed a notice of appeal on May 18, 2012. The Company filed its opening brief on appeal on August 13, 2012. Kingston filed its reply brief on October 12, 2012. The Company’s reply brief is due November 20, 2012. Kingston’s reply brief is due December 12, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Patent Infringement Litigation Initiated by SanDisk (United Kingdom). On April 4, 2011, following the detention by Customs Authorities in the United Kingdom of several consignments of Universal Serial Bus (“USB”) flash drive products imported by Kingston Digital Europe Limited (“KDEL”), SanDisk IL Ltd. and the Company commenced patent infringement proceedings against KDEL in the Patents Court in the Chancery Division of the High Court. The subject matter of the proceedings concerns Kingston USB flash drive products suspected of infringing three Company patents, being European patents (UK) numbered 1,092,193, 1,548,604 and 1,746,513. The Company seeks injunctive relief, damages, costs and associated remedies in those proceedings. A further related company, Kingston Technology Europe Limited, was initially named in the proceedings but was removed after KDEL admitted to all importation of the relevant products. KDEL filed its Defence (i.e., Defense) on May 19, 2011 denying infringement and seeking revocation of all three patents. Following the Company’s application in March 2012, Kingston Technology Co., Inc. (“KTCI”) and Kingston Technology Corporation (“KTC”) were joined as co-defendants. Both KTC and KTCI served a Joint Defence with KDEL on April 30, 2012, and provided further disclosure in June and July 2012. Following disclosure, the Company made an application to the Court to rely upon experimental evidence, which was granted by the Court after hearings on July, 24 and 27, 2012. The Court also postponed the trial and consequential case management deadlines. Exchange of expert reports is now due on June 3, 2013, and the trial is scheduled to commence in the week of January 20, 2014 and expected to last up to three weeks.

Patent Litigation Initiated By SanDisk. On October 27, 2011, in response to infringement allegations by Round Rock Research LLC (“Round Rock”), the Company filed a lawsuit against Round Rock in the U.S. District Court for the Northern District of California (the “District Court”). The lawsuit seeks a declaratory judgment that eleven Round Rock patents are invalid and/or not infringed by flash memory products sold by the Company. On March 1, 2012, Round Rock filed its answer and counterclaim, in which it asserted that the eleven patents-in-suit are valid and infringed by the Company. On May 3, 2012, the Company amended its complaint to add a twelfth patent. On May 17, 2012, Round Rock answered and counterclaimed, asserting that the Company infringed the twelfth patent added to the case. The Company filed motions for summary judgment of invalidity of two of the asserted patents on July 5, 2012, and Round Rock withdrew both patents on July 19, 2012. The parties have exchanged positions on claim interpretation, and claim construction briefing is ongoing. A claim construction hearing is currently scheduled for January 16, 2013.

In addition, Round Rock filed a lawsuit against the Company in the U.S. District Court for the District of Delaware on May 3, 2012, asserting that the Company is infringing eleven patents. The patents being asserted against the Company in the lawsuit in the District of Delaware include one patent that is also being litigated between the parties in the action pending in the District Court. Round Rock subsequently filed an amended complaint in Delaware alleging that the Company’s alleged infringement was willful. On August 14, 2012, the parties agreed to dismiss the common patent in the Delaware action and proceed to litigate that patent only in California.

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The Amended Complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss which resulted in Dr. Harari being dismissed as a defendant. In addition, the Company filed a motion requesting that the District Court certify for immediate interlocutory appeal the portion of its Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. The Company answered the Complaint on March 10, 2011, denying all of Ritz’s allegations of wrongdoing. On September 7, 2011, the District Court granted the Company’s motion to certify for interlocutory appeal. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. The briefing on appeal has been completed. The Federal Circuit held oral argument on October 5, 2012. The Federal Circuit has not issued a decision.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California (the “District Court”) on behalf of a nationwide class of indirect purchasers of Secure Digital (“SD”) cards alleging various claims against the Company, SD‑3C, Panasonic, Toshiba, and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antirust and unfair competition laws, and common law. Plaintiffs allege the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On November 23, 2011, Plaintiffs filed a First Amended Complaint, and on February 21, 2012, the Company and the other defendants filed a joint motion to dismiss the First Amended Complaint. On May 21, 2012, the District Court granted the motion to dismiss, with prejudice. On June 20 2012, plaintiffs filed a notice of appeal. Appellants’ Opening Brief is due March 11, 2013; the Answering Brief is due May 24, 2013: and the Reply Brief is due June 21, 2013. The Company received two demand letters dated March 30, 2011, and one demand letter dated February 13, 2012, pursuant to Massachusetts General Laws Chapter 93A §9 (“93A Demand Letters”). The letters gave notice of intention to file a class action lawsuit on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, Panasonic; Toshiba, and Toshiba America Electronic Components, Inc. under Massachusetts unfair competition law if the Defendants do not tender a settlement. These letters generally repeat the allegations in the antitrust cases filed against SD‑3C and Panasonic defendants in Samsung Electronics Co., Ltd. v. Panasonic Corp., et al. and against the Company, SD‑3C, Panasonic defendants, and Toshiba defendants in Oliver v. SD-3C LLC, et al. On April 21, 2011, the Company responded to the March 30, 2011 letters detailing their deficiencies. On March 21, 2012, the Company responded to the February 13, 2012 letter similarly detailing its deficiencies.

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

We design, develop and manufacture data storage solutions in a variety of form factors using our flash memory, proprietary controller and firmware technologies. We purchase the vast majority of our NAND flash memory supply requirements through our significant flash venture relationships with Toshiba Corporation, or Toshiba, which produce and provide us with leading-edge, low-cost memory wafers. Our removable card products are used in a wide range of consumer electronics devices such as mobile phones, digital cameras, gaming devices and laptop computers. Our embedded flash products are also used in a wide range of products such as mobile phones, tablets, eReaders, ultrabooks, notebooks and other computing platforms, as well as global positioning system, or GPS, devices, gaming systems and imaging devices. For computing platforms, which include notebooks, desktop computers and servers, we provide high-speed, high-capacity storage solutions such as solid state drives, or SSDs, that can be used in lieu of hard disk drives.

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

Our results are primarily driven by worldwide demand for flash storage devices, which in turn primarily depends on demand for consumer electronic products and for SSDs in computing devices and enterprise storage systems. We believe the markets for flash storage are generally price elastic, meaning that a decrease in the price per gigabyte results in increased demand for higher capacities and the emergence of new applications for flash storage. Accordingly, we expect that as we reduce the price of our flash devices, consumers will demand an increasing number of gigabytes and/or units of memory and that over time, new markets will emerge. In order to profitably capitalize on this price elasticity, we must reduce our cost per gigabyte at a rate similar to the decrease in selling price per gigabyte, while at the same time increasing the average capacity and/or the number of product units sold. We continually seek to achieve these cost reductions through technology improvements, primarily by increasing the amount of memory stored in a given area of silicon.

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

Results of Operations

	Three months ended				Nine months ended
	September 30, 2012	% of Revenues	October 2, 2011	% of Revenues	September 30, 2012	% of Revenues	October 2, 2011	% of Revenues
	(In millions, except percentages)
Product revenues	$1,182.2	92.9%	$1,321.9	93.4%	$3,233.8	92.1%	$3,814.1	93.4%
License and royalty revenues	91.0	7.1%	94.1	6.6%	277.2	7.9%	271.1	6.6%
Total revenues	1,273.2	100.0%	1,416.0	100.0%	3,511.0	100.0%	4,085.2	100.0%
Cost of product revenues	880.5	69.2%	790.5	55.9%	2,398.1	68.3%	2,281.3	55.8%
Amortization of acquisition-related intangible assets	9.8	0.7%	13.1	0.9%	32.7	0.9%	26.5	0.7%
Total cost of product revenues	890.3	69.9%	803.6	56.8%	2,430.8	69.2%	2,307.8	56.5%
Gross profit	382.9	30.1%	612.4	43.2%	1,080.2	30.8%	1,777.4	43.5%
Operating expenses
Research and development	150.3	11.8%	135.3	9.6%	443.7	12.6%	400.1	9.8%
Sales and marketing	57.9	4.5%	48.5	3.4%	159.2	4.5%	144.2	3.5%
General and administrative	40.2	3.2%	40.6	2.8%	110.5	3.2%	116.0	2.8%
Amortization of acquisition-related intangible assets	2.4	0.2%	1.9	0.1%	6.7	0.2%	2.7	0.1%
Total operating expenses	250.8	19.7%	226.3	15.9%	720.1	20.5%	663.0	16.2%
Operating income	132.1	10.4%	386.1	27.3%	360.1	10.3%	1,114.4	27.3%
Other income (expense), net	(13.7)	(1.1%)	(23.5)	(1.7%)	(56.2)	(1.6%)	(56.2)	(1.4%)
Income before income taxes	118.4	9.3%	362.6	25.6%	303.9	8.7%	1,058.2	25.9%
Provision for income taxes	41.9	3.3%	129.3	9.1%	100.0	2.9%	352.4	8.6%
Net income	$76.5	6.0%	$233.3	16.5%	$203.9	5.8%	$705.8	17.3%

Product Revenues

	Three months ended			Nine months ended
	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
	(In millions, except percentages)
OEM	$697.7	$859.3	(18.8%)	$1,946.3	$2,528.8	(23.0%)
Retail	484.5	462.6	4.7%	1,287.5	1,285.3	0.2%
Product revenues	$1,182.2	$1,321.9	(10.6%)	$3,233.8	$3,814.1	(15.2%)

The decrease in our product revenues for the three months ended September 30, 2012, compared to the three months ended October 2, 2011, was comprised of a decline in average selling price per gigabyte of 49%, partially offset by an increase in gigabytes sold of 76%. A primary factor in the decrease in product revenues was a steep rate of price decline in the nine months ended September 30, 2012, largely due to oversupply in the NAND industry in the first half of fiscal year 2012. OEM product revenues in the three months ended September 30, 2012 decreased compared to the three months ended October 2, 2011, due primarily to decreased sales of cards and embedded products for mobile devices, partially offset by increased sales of SSDs for the notebook market. Retail product revenues in the three months ended September 30, 2012 increased compared to the three months ended October 2, 2011, due primarily to higher sales of cards for mobile devices, and SSDs, partially offset by lower sales of cards for the imaging market and lower sales of audio/video products.

The decrease in our product revenues for the nine months ended September 30, 2012, compared to the nine months ended October 2, 2011, was comprised of a decline in average selling price per gigabyte of 49%, partially offset by an increase in gigabytes sold of 65%. A primary factor in the decrease in product revenues was a steep rate of price decline in the nine months ended September 30, 2012 largely due to oversupply in the NAND industry in the first half of fiscal year 2012. OEM product revenues in the nine months ended September 30, 2012 decreased compared to the nine months ended October 2, 2011, due primarily to lower sales of cards and embedded products for mobile devices, and lower sales of wafers and components, partially offset by increased sales of SSDs for the server and notebook markets. Retail product revenues in the nine months ended September 30, 2012 increased compared to the nine months ended October 2, 2011, due primarily to higher sales of cards for mobile devices, as well as SSDs and USB drives, partially offset by lower sales of cards for the imaging market, and lower sales of audio/video products.

Our ten largest customers represented approximately 46% and 40% of our total revenues in the three and nine months ended September 30, 2012, respectively, compared to 48% and 50% in the three and nine months ended October 2, 2011, respectively. One customer represented 16% of our total revenues in the three months ended September 30, 2012 and no customer exceeded 10% of our total revenues during the nine months ended September 30, 2012. No customer exceeded 10% of our total revenues during the three months ended October 2, 2011 and one customer represented 11% of our total revenues in the nine months ended October 2, 2011.

Geographical Product Revenues

	Three months ended					Nine months ended
	September 30, 2012	% of Product Revenues	October 2, 2011	% of Product Revenues	Percent Change	September 30, 2012	% of Product Revenues	October 2, 2011	% of Product Revenues	Percent Change
	(In millions, except percentages)
United States	$164.2	13.9%	$180.8	13.7%	(9.2%)	$464.9	14.4%	$540.2	14.2%	(13.9%)
Asia-Pacific	806.6	68.2%	889.4	67.3%	(9.3%)	2,140.6	66.2%	2,628.0	68.9%	(18.5%)
Europe, Middle East and Africa	153.7	13.0%	188.3	14.2%	(18.4%)	461.9	14.3%	491.8	12.9%	(6.1%)
Other foreign countries	57.7	4.9%	63.4	4.8%	(9.0%)	166.4	5.1%	154.1	4.0%	8.0%
Product revenues	$1,182.2	100.0%	$1,321.9	100.0%	(10.6%)	$3,233.8	100.0%	$3,814.1	100.0%	(15.2%)

The decrease in product revenues in Asia-Pacific, or APAC, which includes Japan, for the three months ended September 30, 2012, compared to the three months ended October 2, 2011, was primarily due to decreased OEM sales of cards and embedded products for mobile devices, partially offset by higher retail sales of mobile cards, USB drives and imaging cards. The decrease in product revenues in the United States for the three months ended September 30, 2012, compared to the three months ended October 2, 2011, was primarily due to lower OEM sales of cards and embedded products for mobile devices, and lower retail sales of USB drives, partially offset by increased sales of SSDs for the server and notebook markets. The decrease in product revenues in Europe, Middle East and Africa, or EMEA, for the three months ended September 30, 2012, compared to the three months ended October 2, 2011, was primarily due to lower OEM sales of cards and embedded products for mobile devices.

The decrease in product revenues in APAC for the nine months ended September 30, 2012, compared to the nine months ended October 2, 2011, was primarily due to decreased OEM sales of cards and embedded products for mobile devices, partially offset by higher retail sales of cards for mobile devices, USB drives and SSDs. The decrease in product revenues in the United States for the nine months ended September 30, 2012, compared to the nine months ended October 2, 2011, was primarily due to lower retail sales of cards for mobile and imaging devices, and lower OEM sales of cards and embedded products for mobile devices, partially offset by increased SSD revenue for the server and notebook markets. The decrease in product revenues in EMEA for the nine months ended September 30, 2012, compared to the nine months ended October 2, 2011, was primarily due to decreased OEM sales of cards and embedded products for mobile devices and lower retail sales of cards for the imaging market, partially offset by increased retail sales of mobile cards and USB drives, and increased sales of SSDs for the server market.

License and Royalty Revenues

	Three months ended			Nine months ended
	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
	(In millions, except percentages)
License and royalty revenues	$91.0	$94.1	(3.3%)	$277.2	$271.1	2.3%

The decrease in our license and royalty revenues for the three months ended September 30, 2012, compared to the three months ended October 2, 2011, was due primarily to decreased card royalties.

The increase in our license and royalty revenues for the nine months ended September 30, 2012, compared to the nine months ended October 2, 2011, was due primarily to higher licensable flash memory sales reported by our licensees.

Gross Profit and Margin

	Three months ended			Nine months ended
	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
	(In millions, except percentages)
Product gross profit	$291.9	$518.3	(43.7%)	$803.0	$1,506.3	(46.7%)
Product gross margin (as a percent of product revenues)	24.7%	39.2%		24.8%	39.5%
Total gross margin (as a percent of total revenues)	30.1%	43.2%		30.8%	43.5%

The decrease in product gross margin for the three and nine months ended September 30, 2012, compared to the three and nine months ended October 2, 2011, was due primarily to average selling price reductions exceeding cost reductions, with the average selling price reduction largely influenced by oversupply in the NAND industry in the first half of fiscal year 2012.

In addition, for the three months ended September 30, 2012, compared to the three months ended October 2, 2011, the decrease in product gross margin also reflected an increased mix of certain lower margin embedded mobile products.

In addition, for the nine months ended September 30, 2012, compared to the nine months ended October 2, 2011, the decrease in product gross margin was due to inventory-related charges and an increase in amortization of acquisition-related intangible assets resulting from our acquisitions, partially offset by an insurance recovery in the first quarter of fiscal year 2012 primarily resulting from a Flash Ventures power outage that occurred in the fourth quarter of fiscal 2010.

Research and Development

	Three months ended			Nine months ended
	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
	(In millions, except percentages)
Research and development	$150.3	$135.3	11.1%	$443.7	$400.1	10.9%
Percent of revenue	11.8%	9.6%		12.6%	9.8%

The increase in our research and development expense for the three months ended September 30, 2012, compared to the three months ended October 2, 2011, was due primarily to higher employee-related costs of $4.6 million as headcount increased, and higher third-party engineering costs of $7.8 million.

The increase in our research and development expense for the nine months ended September 30, 2012, compared to the nine months ended October 2, 2011, was due primarily to higher employee-related costs of $22.7 million as headcount increased, an increase in third-party engineering costs of $35.3 million and higher technology license amortization of $10.2 million, partially offset by the elimination of Fab 5 start-up costs, which were $24.7 million in the first nine months of fiscal year 2011, and other expense reductions.

Sales and Marketing

	Three months ended			Nine months ended
	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
	(In millions, except percentages)
Sales and marketing	$57.9	$48.5	19.4%	$159.2	$144.2	10.4%
Percent of revenue	4.5%	3.4%		4.5%	3.5%

The increase in our sales and marketing expense for the three months ended September 30, 2012, compared to the three months ended October 2, 2011, was due primarily to increased employee-related costs of $4.2 million as headcount increased, and increased branding and merchandising costs of $5.4 million.

The increase in our sales and marketing expense for the nine months ended September 30, 2012, compared to the nine months ended October 2, 2011, was due primarily to increased employee-related costs of $7.8 million as headcount increased, and increased branding and merchandising costs of $8.1 million, partially offset by lower outside service costs of $0.9 million.

General and Administrative

	Three months ended			Nine months ended
	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
	(In millions, except percentages)
General and administrative	$40.2	$40.6	(1.0%)	$110.5	$116.0	(4.7%)
Percent of revenue	3.2%	2.8%		3.2%	2.8%

Our general and administrative expense for the three months ended September 30, 2012, was approximately the same as the three months ended October 2, 2011.

The decrease in our general and administrative expense for the nine months ended September 30, 2012, compared to the nine months ended October 2, 2011, was due primarily to insurance recoveries of ($4.6) million recorded in the second quarter of fiscal year 2012 for previously recorded legal expense.

Amortization of Acquisition-Related Intangible Assets

	Three months ended			Nine months ended
	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$2.4	$1.9	26.3%	$6.7	$2.7	148.1%
Percent of revenue	0.2%	0.1%		0.2%	0.1%

The increase in amortization of acquisition-related intangible assets in the three and nine months ended September 30, 2012, compared to the three and nine months ended October 2, 2011, reflected increased amortization of intangible assets from our acquisitions of Pliant Technology, Inc., or Pliant, which was completed on May 24, 2011, FlashSoft Corporation, which was completed on February 13, 2012, and Schooner Information Technology, Inc., which was completed on June 23, 2012.

Other Income (Expense), Net

	Three months ended			Nine months ended
	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
	(In millions, except percentages)
Interest income	$14.7	$14.8	(0.7%)	$44.7	$46.9	(4.7%)
Interest expense	(30.1)	(30.9)	2.6%	(89.2)	(94.4)	5.5%
Other income (expense), net	1.7	(7.4)	123.0%	(11.7)	(8.7)	(34.5%)
Total other income (expense), net	$(13.7)	$(23.5)	41.7%	$(56.2)	$(56.2)	—%

The change in total other income (expense), net for the three months ended September 30, 2012, compared to the three months ended October 2, 2011, was due primarily to an expense of ($11.5) million incurred in the three months ended October 2, 2011 for the change in fair value of the liability component of the convertible debt related to the repurchase of a portion of the 1% Notes due 2013.

Total other income (expense), net was the same for the nine months ended September 30, 2012 and the nine months ended October 2, 2011. Other income (expense), net for the nine months ended September 30, 2012 included a non-recurring charge incurred by Flash Ventures and losses on non-designated foreign exchange contracts in the first quarter of fiscal year 2012, a loss related to our portion of the net loss incurred by one of our equity method investments. Other income (expense), net for the nine months ended October 2, 2011 included an expense of ($11.5) million for the change in fair value of the liability component of the convertible debt related to the repurchase of a portion of the 1% Notes due 2013.

Provision for Income Taxes

	Three months ended			Nine months ended
	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
	(In millions, except percentages)
Provision for income taxes	$41.9	$129.3	(67.6%)	$100.0	$352.4	(71.6%)
Effective tax rate	35.4%	35.7%		32.9%	33.3%

The provision for income taxes for the three and nine months ended September 30, 2012 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation and tax-exempt interest income. The provision for income taxes for the three and nine months ended October 2, 2011 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation, tax-exempt interest income and the benefit from federal and California research and development credits. Earnings and taxes resulting from foreign operations are largely attributable to our Irish, Chinese, Israeli and Japanese entities. As of September 30, 2012, we believe that most of our deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in the U.S. and foreign tax jurisdictions, for which we have provided a valuation allowance.

Unrecognized tax benefits were $179.5 million and $185.8 million as of September 30, 2012 and January 1, 2012, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $80.4 million at September 30, 2012. Income tax expense for the three and nine months ended September 30, 2012 and October 2, 2011 included interest and penalties of $0.8 million, $2.3 million, $0.7 million and $2.0 million, respectively.

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In February 2012, the Internal Revenue Service (“IRS”) completed its field audit of our federal income tax returns for the years 2005 through 2008 and issued the Revenue Agent’s Report. The most significant proposed adjustments are comprised of related party transactions between SanDisk Corporation and its foreign subsidiaries. We are contesting these adjustments through the IRS Appeals Office and cannot predict when a resolution will be reached.

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

The IRS recently initiated an examination of our federal income tax returns for fiscal years 2009 through 2011. We do not expect a resolution of this audit to be reached during the next twelve months. In addition, we are currently under audit by various state and international tax authorities. We cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not materially harm our financial position, results of operations or liquidity.

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In millions except per share amounts)
Net income	$76.5	$233.3	$203.9	$705.8
Share-based compensation	20.0	15.7	59.3	44.7
Amortization of acquisition-related intangible assets	12.2	15.1	39.4	29.2
Convertible debt interest	22.7	42.8	66.9	90.0
Income tax adjustments	(13.6)	(14.7)	(44.3)	(48.8)
Non-GAAP net income	$117.8	$292.2	$325.2	$820.9

Diluted net income per share:	$0.31	$0.96	$0.83	$2.90
Share-based compensation	0.08	0.06	0.24	0.18
Amortization of acquisition-related intangible assets	0.05	0.06	0.16	0.12
Convertible debt interest	0.09	0.18	0.27	0.37
Income tax adjustments	(0.05)	(0.06)	(0.18)	(0.20)
Non-GAAP diluted net income per share:	$0.48	$1.20	$1.32	$3.37

Shares used in computing diluted net income per share (in thousands):
GAAP	244,221	243,680	245,502	243,782
Non-GAAP	244,287	243,947	245,472	243,828

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

We exclude the following items from our non-GAAP measures:

Share-based Compensation Expense. These expenses consist primarily of expenses for share-based compensation, such as stock options, restricted stock units and our employee stock purchase plan. Although share-based compensation is an important aspect of the compensation of our employees and executives, we exclude share-based compensation expenses from our non-GAAP measures primarily because they are non-cash expenses. Further, share-based compensation expenses are based on valuations with many underlying assumptions not in our control that vary over time and may include modifications that may not occur on a predictable cycle, neither of which are necessarily indicative of our ongoing business performance. In addition, the share-based compensation expenses recorded are often unrelated to the actual compensation an employee realizes. We believe that it is useful to exclude share-based compensation expense for investors to better understand the long-term performance of our core operations and to facilitate comparison of our results to our prior periods and to our peer companies.

Amortization of Acquisition-related Intangible Assets. We incur amortization of intangible assets in connection with acquisitions. Since we do not acquire businesses on a predictable cycle, we exclude these items in order to provide investors and others with a consistent basis for comparison across accounting periods.

Convertible Debt Interest. We incur non-cash economic interest expense relating to the implied value of the equity conversion component of the convertible debt. The value of the equity conversion component is treated as a debt discount and amortized to interest expense over the life of the notes using the effective interest rate method. We also incur interest expense equal to the change in fair value of the liability component of the convertible debt when we repurchase a portion of the convertible debt. We exclude these non-cash interest expenses that do not represent cash interest payments made to our note holders.

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

Limitations of Relying on Non-GAAP Financial Measures. We have incurred and will incur in the future, many of the costs that we exclude from the non-GAAP measures, including share-based compensation expense, impairment of goodwill and acquisition-related intangible assets, amortization of acquisition-related intangible assets and other acquisition-related costs, non-cash economic interest expense associated with our convertible debt and income tax adjustments. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results. These non-GAAP measures may be different than the non-GAAP measures used by other companies.

Liquidity and Capital Resources

Our cash flows were as follows:

	Nine months ended
	September 30, 2012	October 2, 2011	Percent Change
	(In millions, except percentages)
Net cash provided by operating activities	$214.2	$844.2	(74.6%)
Net cash used in investing activities	(175.4)	(484.6)	63.8%
Net cash used in financing activities	(96.9)	(113.5)	14.6%
Effect of changes in foreign currency exchange rates on cash	1.1	(0.4)	**
Net increase (decrease) in cash and cash equivalents	$(57.0)	$245.7	(123.2%)
————
** Amount not meaningful

Operating Activities. The decrease in cash provided by operations in the first nine months of fiscal year 2012, compared to the first nine months of fiscal year 2011, resulted primarily from a decrease in net income. Cash flow from accounts receivable increased due to lower sales and higher collections in the first nine months of fiscal year 2012 as compared with the first nine months of fiscal year 2011. Cash flow related to inventory was a higher usage of cash compared to the prior year primarily due to higher inventory levels. Cash flow from other assets increased compared to the prior year primarily due to a prior year prepayment of building-related costs for Flash Forward Ltd., or Flash Forward. Cash flow related to accounts payable to related parties decreased primarily due to the timing of payments to Flash Ventures as compared to the prior year. Cash flow from other liabilities decreased primarily due to higher tax payments in the first nine months of fiscal year 2012.

Investing Activities. Net cash used in investing activities in the first nine months of fiscal year 2012 was primarily related to the acquisition of property and equipment of ($382.6) million and acquisitions, net of cash acquired, of ($69.4) million, partially offset by net proceeds from short and long-term marketable securities of $111.8 million and net proceeds from Flash Ventures of $165.1 million. Net cash used in investing activities in the first nine months of fiscal year 2011 was primarily related to net loans and investments made to Flash Ventures of ($234.1) million, cash used for the Pliant acquisition of ($317.6) million, purchases of technology and other assets of ($100.0) million and acquisition of property and equipment of ($114.3) million, offset by net proceeds from short and long-term marketable securities of $281.4 million.

Financing Activities. Net cash used in financing activities for the first nine months of fiscal year 2012 was primarily related to share repurchases in the amount of ($191.5) million, partially offset by cash received from employee stock programs. In the first nine months of fiscal year 2011, net cash used in financing activities was primarily related to the repurchase of a portion of our 1% Notes due 2013 of ($211.4) million, partially offset by cash received from employee stock programs.

Liquid Assets. At September 30, 2012, we had cash, cash equivalents and short-term marketable securities of $2.60 billion. We had $2.82 billion of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term due to the remaining contractual maturity of the investment being greater than one year.

Short-Term Liquidity. As of September 30, 2012, our working capital balance was $2.42 billion. We expect cash usage for property and equipment, as well as loans and investments to the Flash Ventures, to total approximately $250.0 million for fiscal year 2012, of which $217.5 million was spent in the first nine months of fiscal year 2012.

At September 30, 2012, we had $928.1 million aggregate principal amount of 1% Notes due May 15, 2013, which we expect to settle in cash upon maturity.

Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business. We may also make equity investments in other companies, engage in merger or acquisition transactions, or purchase or license technologies. These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts, could prevent us from funding Flash Ventures, increasing our wafer supply, developing or enhancing our products, engaging in investments in or acquisitions of companies, growing our business, responding to competitive pressures or unanticipated industry changes, or taking advantage of other future opportunities, any of which could harm our business.

Our short-term liquidity could be impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements. The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholder equity of at least $1.51 billion and for some of the leases, our failure to maintain a minimum corporate rating of BB- from Standard & Poors, or S&P, or Moody’s Corporation, or Moody’s, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I. As of September 30, 2012, Flash Ventures was in compliance with all of its master lease covenants. As of September 30, 2012, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold for R&I; and our S&P credit rating was BB, one notch above the required minimum corporate rating threshold for S&P.

If our stockholders’ equity falls below $1.51 billion, or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under certain master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $999 million outstanding lease obligations covered by our guarantees under such Flash Ventures master lease agreements, based upon the exchange rate at September 30, 2012, which would negatively impact our short-term liquidity.

As of September 30, 2012, the amount of cash and cash equivalents and short and long-term marketable securities held by foreign subsidiaries was $889.1 million. We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. As of January 1, 2012, no provision had been made for U.S. income taxes or foreign withholding taxes on $361.8 million of undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S. We have also not provided U.S. income taxes or foreign withholding taxes on undistributed foreign earnings generated in the three and nine months ended September 30, 2012. We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

In October 2011, our Board of Directors authorized a stock repurchase program under which we may acquire up to $500.0 million of our outstanding common stock over a period of up to five years. As of September 30, 2012, we had cumulatively repurchased 4.8 million shares for $195.5 million, including 4.7 million shares for $191.5 million, in the first nine months of fiscal year 2012. Under this program, share purchases may be made from time-to-time in both the open market and privately negotiated transactions, and may include the use of derivative contracts, structured share repurchase agreements and Rule 10b5-1 trading plans. The stock repurchase program does not obligate us to purchase any particular amount of shares.

Long-Term Requirements. Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business. We may also make equity investments in other companies, engage in merger or acquisition transactions, or purchase or license technologies. These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts, could prevent us from funding Flash Ventures, increasing our wafer supply, developing or enhancing our products, engaging in investments in or acquisitions of companies, growing our business, responding to competitive pressures or unanticipated industry changes, or taking advantage of other future opportunities, any of which could harm our business.

Financing Arrangements. At September 30, 2012, we had $928.1 million aggregate principal amount of 1% Notes due 2013 outstanding and $1.0 billion aggregate principal amount of 1.5% Notes due 2017 outstanding. See Note 6, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more detail.

Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share. As of September 30, 2012, the warrants had an expected life of approximately 0.9 years and expire on 20 different dates from August 23, 2013 through September 20, 2013. At expiration, we may, at our option, elect to settle the warrants on a net share basis. In addition, concurrent with the issuance of the 1% Notes due 2013, we entered into a convertible bond hedge in which counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share. During fiscal year 2011, concurrent with the repurchase of a portion of the outstanding 1% Notes due 2013, we unwound a pro-rata portion of the convertible bond hedge and warrants and received net proceeds of $0.3 million from this unwinding, which was recorded in equity. We may now purchase up to 11.3 million shares of our common stock at a conversion price of $82.36 per share. As of September 30, 2012, none of the remaining warrants had been exercised nor had we purchased any shares under the remaining convertible bond hedge. The convertible bond hedge will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes due 2013.

Concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire shares of our common stock at an exercise price of $73.33 per share. As of September 30, 2012, the warrants had an expected life of approximately 5.2 years and expire on 40 different dates from November 13, 2017 through January 10, 2018. At each expiration date, we may, at our option, elect to settle the warrants on a net share basis. As of September 30, 2012, the warrants had not been exercised and remained outstanding. In addition, concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a conversion price of $52.37 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remains outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017. As of September 30, 2012, we had not purchased any shares under this convertible bond hedge agreement.

Ventures with Toshiba. We are a 49.9% owner in each entity within Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures. This equipment is funded or will be funded by investments in or loans to Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba. Flash Ventures purchases wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply or pay for 50% of the fixed costs of Flash Ventures. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers. See Note 12, “Related Parties and Strategic Investments,” in the Notes to Condensed Consolidated Financial Statements of this Form 10‑Q.

As of September 30, 2012, Phase 1 of Fab 5 was equipped to a portion of the potential equipment capacity and we had invested in 50% of that equipment. Our share of the equipped portion of Fab 5 is running at full utilization. We do not plan to invest in further Fab 5 capacity expansion for the remainder of fiscal year 2012. See Note 11, “Commitments, Contingencies and Guarantees,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of product revenues. Flash Ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we do not have a controlling financial interest in each venture. Accordingly, we account for our investments under the equity method and do not consolidate.

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantee as of September 30, 2012 was 77.7 billion Japanese yen, or approximately $999 million based upon the exchange rate at September 30, 2012.

In the first quarter of fiscal year 2011, we made a $62.2 million prepayment for Flash Forward building-related costs. As of September 30, 2012, $30.9 million was remaining, of which $20.6 million was classified as Other current assets and $10.3 million was classified as Other non-current assets.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for the Flash Ventures in order to convert to new process technologies or add wafer capacity. Flash Partners Ltd., or Flash Partners, and Flash Alliance Ltd., or Flash Alliance, have already reached full wafer capacity.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at September 30, 2012, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 11, “Commitments, Contingencies and Guarantees,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is to the Japanese yen in which we purchase the vast majority of our NAND flash wafers. In addition, we also have significant costs denominated in the Chinese renminbi and the Israeli new shekel, and we have revenue denominated in the European euro, the British pound, the Japanese yen, the Chinese renminbi and the Canadian dollar. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward and cross currency swap contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. We use foreign currency forward contracts and options to partially hedge our future Japanese yen costs for NAND flash wafers. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated other comprehensive income, or OCI, and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized. These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. See Note 3, “Derivatives and Hedging Activities,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

For a discussion of foreign operating risks and foreign currency risks, see Part II, Item 1A, “Risk Factors.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and operating results is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate estimates, including those related to customer programs and incentives, intellectual property claims, product returns, inventories and inventory reserves, valuation and impairments of marketable securities and investments, impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructuring, contingencies, share-based compensation and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

There were no significant changes to our critical accounting policies during the three and nine months ended September 30, 2012. For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 23, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of September 30, 2012, a hypothetical 50 basis point increase in interest rates would result in an approximate $30.7 million decline (less than 0.69%) of the fair value of our available-for-sale debt securities.

Foreign Currency Risk. The majority of our revenues are transacted in the U.S. dollar, with some revenues transacted in the European euro, the British pound, the Japanese yen, the Chinese renminbi and the Canadian dollar. Our flash memory costs, which represent the largest portion of our cost of product revenues, are denominated in Japanese yen. We also have some cost of product revenues denominated in the Chinese renminbi. The majority of our operating expenses are denominated in the U.S. dollar; however, we have expenses denominated in the Israeli new shekel and numerous other currencies. On the balance sheet, we have numerous foreign currency denominated monetary assets and liabilities, with the largest monetary exposure being our balances with Flash Ventures, which are denominated in Japanese yen.

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

At September 30, 2012, we had foreign currency forward contracts and cross currency swap contracts in place that amounted to a net sale in U.S. dollar equivalent of $60.8 million and $37.3 million in foreign currencies to hedge our foreign currency denominated monetary net asset position over the next twelve months and beyond the next twelve months, respectively. The notional amount and unrealized gain or loss of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of September 30, 2012 are shown in the table below. In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of September 30, 2012	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges
Cross currency swap contracts sold	$(185.2)	$(0.8)	$(20.2)
Forward contracts sold	(143.2)	(1.7)	(14.9)
Forward contracts purchased	230.3	(0.2)	25.2
Total net outstanding contracts	$(98.1)	$(2.7)	$(9.9)

At September 30, 2012, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $338.1 million to partially hedge our expected future wafer purchases in Japanese yen. The maturities of these contracts were 11 months or less. The notional amount and fair value of our outstanding forward contracts that are designated as cash flow hedges as of September 30, 2012 is shown in the table below. In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Fair Value as of September 30, 2012	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Cash flow hedges
Forward contracts purchased	$338.1	$2.9	$(30.5)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our non-operating results. We do not have direct ownership of European sovereign debt in our investment portfolio. Sales to Europe accounted for approximately 13% of our total revenues in the first nine months of fiscal year 2012, and any significant uncertainties in the European financial markets could impact our revenues and financial condition in Europe or elsewhere.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at September 30, 2012. Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on their evaluation as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 13, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2012.

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

•	unpredictable or changing demand for different form factors, capacities and underlying memory technologies in our products;

•
excess or mismatched captive memory output or capacity, which could result in write-downs for excess inventory, lower of cost or market charges, lower average selling prices, fixed costs associated with under-utilized capacity or other consequences;

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

•
fluctuations or declines in our license and royalty revenues due to license agreement renewals on less favorable terms, non-renewals, business performance of our licensees, or if licensees or we fail to perform on contractual obligations;

•	inability to enhance current products or develop new products on a timely basis or in advance of our competitors;

•
inability to develop, or unexpected difficulties or delays in developing or ramping with acceptable yields new technologies such as 1Y-nanometer or subsequent process technologies, X3 NAND memory architecture, BiCS technology, 3D ReRAM, or other advanced alternative technologies;

•
expansion of industry supply, including low-grade supply useable in limited markets, creating excess supply of flash products in the market, causing our average selling prices to decline faster than our costs;

•	failure to adequately invest in future technologies, manufacturing capacity and products;

•	inability to obtain non-captive memory supply of the right product mix and quality in the time frame necessary to meet demand, or inability to realize an adequate margin on non-captive purchases;

•	insufficient non-memory materials or capacity from our suppliers and contract manufacturers to meet demand or increases in the cost of non-memory materials or capacity;

•	loss of branded product sales due to our sales of non-branded products, wafers and components;

•
insufficient assembly and test or retail packaging and shipping capacity from our Shanghai, China facility or our contract manufacturers, or labor unrest, strikes or other disruptions at any of these facilities;

•
difficulty in forecasting and managing inventory levels due to non-cancelable contractual obligations to purchase materials, such as custom non-memory materials, and the need to build finished product in advance of customer purchase orders;

•
increasing concentration of market share among a limited number of companies that purchase NAND flash-based products could result in a significant portion of our revenues generated from a limited number of customers;

•	the financial strength and market share of our customers;

•
errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers; and

•	the other factors described in this “Risk Factors” section and elsewhere in this report.

Competitive pricing pressures and excess supply have resulted in lower average selling prices and negative product gross margins in the past, and if we do not experience adequate price elasticity or sufficient demand for our products, our revenues may decline. The NAND flash memory industry has, from time-to-time, experienced periods of over-supply, during which our price declines exceeded our cost declines, resulting in declining or even negative product gross margins. Price declines may be influenced by, among other factors, supply exceeding demand, macroeconomic factors, technology transitions, conversion of industry DRAM capacity to NAND, and new technologies or other actions taken by us or our competitors to gain market share. Industry capacity is expected to continue to grow, and if capacity grows at a faster rate than market demand, the industry could again experience significant price declines, which would harm our average selling prices, or we may incur adverse purchase commitments due to under-utilization of Flash Ventures’ capacity, both of which would harm our margins and operating results. Additionally, if our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions fail to keep pace with the rate of price declines, our product gross margins and operating results will be harmed, which could lead to quarterly or annual net losses.

Over our history, price decreases have generally been more than offset by increased unit demand and demand for products with increased storage capacity. However, there have been periods during which price declines outpaced unit and gigabyte growth, resulting in reduced revenue as compared to prior comparable periods.

There can be no assurance that current and future price reductions will result in sufficient demand for increased product capacity or unit sales, or that future cost reductions will be adequate to keep pace with price reductions. If price reductions are not offset by growth in product capacity or unit sales, or if price reductions are higher than cost reductions, our revenues and/or margins could be harmed.

Our revenues depend in large part on our ability to achieve design wins from our OEM customers and the success of products sold by our OEM customers. Our primary OEM products include: cards for mobile devices, embedded memory products, and SSDs for the notebook and server markets. Our OEM revenue is primarily dependent upon our products meeting OEM specifications and the achievement of design wins in an OEM’s products such as mobile phones, tablets, computers and enterprise servers. Even if our products meet OEM specifications, our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors, on the OEMs’ ability to create, market and sell their products successfully, and our ability to supply our products in sufficient quantity. If our OEM customers are not successful in selling their current or future products in sufficient volume, or should they decide not to use our products, or should we not be able to produce our products in sufficient quantity, our operating results and financial condition could be harmed. For example, in fiscal year 2012, we experienced a decline in sales of cards to certain OEM customers because these OEMs decided to stop bundling cards or to bundle lower capacity cards with certain mobile phones. It is possible that this debundling trend will grow, and there can be no assurance that we will be able to make up for reduced OEM card demand with higher sales of other products.

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

Our enterprise SSD business is characterized by sales to a limited number of customers with long design, qualification and sales cycles and customers/products that do not lend themselves to the same rapid technology transitions as our other products. The enterprise SSD market is comprised of a relatively limited number of customers, with long design, qualification and test cycles prior to sales. Enterprise sales cycles can be long and unpredictable, and require considerable time and expense. For example, we may be required to customize our product to interoperate with an OEM’s product, which could further lengthen the sales cycle. We may need to spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any sales. As a result of this lengthy and uncertain sales cycle, it is difficult for us to predict when customers will qualify and purchase products, if at all, and as a result, our operating results may vary significantly and may be harmed. There can be no assurance that we will be able to accurately predict demand for these products in the future. The difficulty in forecasting demand and the customized nature of our products for certain OEMs also makes it difficult to anticipate our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Due to long customer product cycles, we may not be able to benefit from the rapid technology transitions that drive cost reductions in our consumer-based products and this may lead to variability in our product gross margins. We are in the process of transitioning our enterprise solutions products from non-captive memory to captive memory. If there are delays in qualifying captive memory for these products, we may experience unexpected declines in our revenue or margins from these products.

We require an adequate level of product gross margins to continue to invest in our business. Our ability to generate sufficient product gross margins and profitability to invest in our business is influenced by supply/demand balance in the flash memory industry, our ability to reduce our cost per gigabyte at an equal or higher rate than the price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers and our management of production capacity. For example, we experienced negative product gross margins for fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write downs. If we fail to maintain adequate product gross margins and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities, including funding technology development and capacity expansion.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenues and operating results could suffer. Our ten largest customers represented approximately 46% and 40% of our total revenues in the three and nine months ended September 30, 2012, respectively, compared to 48% and 50% in the three and nine months ended October 2, 2011, respectively. One customer represented 16% of our total revenues in the three months ended September 30, 2012. The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and there have been changes in the market share concentration among our customers. We expect fluctuations in our customer base and the mix of our revenue by customer to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period. If we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results could suffer. If we fail to comply with the contractual terms of our significant customer contracts, the business covered under these contracts and our financial results may be harmed and we might face legal and financial liability related to unfulfilled contractual obligations. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and patents expire or if licensees or we fail to perform contractual obligations. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time without notice or penalty.

Our business and the markets we address are subject to significant fluctuations in supply and demand, and our investments in Flash Ventures may result in periods of significant excess inventory. We have previously experienced periods of oversupply, including after beginning the ramp of Flash Alliance in late 2007 and throughout 2008. We began investing in Flash Forward wafer capacity in the second quarter of fiscal year 2011 and paused wafer capacity expansion in January 2012. Future increases in captive memory capacity in Flash Forward could result in excess supply and harm our business and operating results. The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges which would harm our gross margins and could result in the impairment of our investments in Flash Ventures.

Our inability to obtain sufficient or the right mix of flash memory supply could cause us to lose sales and market share and harm our operating results. Demand from our customers may exceed supply or may not match the available supply of captive and non-captive flash memory available to us. It is uncertain whether additional supply provided by captive technology transitions or fab expansions will enable us to meet demand. While we have various sources of non-captive supply, our purchases of non-captive supply may be limited if we cannot obtain the right mix of non-captive product within an adequate lead time or at a cost that allows us to generate an adequate gross margin, or our customers do not qualify non-captive product. Our inability to obtain adequate or the right mix of supply to meet demand may cause us to lose sales, market share and corresponding profits, which would harm our operating results.

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

Our strategy of investing in captive manufacturing sources could harm us if our competitors are able to produce products at lower cost or if industry supply exceeds demand. We secure captive sources of NAND through our significant investments in manufacturing capacity. We believe that investing in captive NAND capacity provides us with the lowest cost supply and access to supply during periods of high demand. To the extent we secure manufacturing capacity and supply that is in excess of demand, or our cost is not competitive with other NAND suppliers, we may not achieve an adequate return on our significant investments, which could lead to impairments, and our revenues, gross margins and market share may be harmed. For example, we recorded charges of $121 million and $63 million in fiscal year 2008 and the first quarter of fiscal year 2009, respectively, for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. We also invest in captive product assembly and test manufacturing capacity. To the extent our assembly and test manufacturing capacity exceeds demand, our gross margins would be harmed.

We make significant investments in captive memory manufacturing and if we do not invest appropriately, our operating results may be harmed. Our captive memory supply growth comes from investments in technology transitions and new capacity. These investment decisions require significant planning and lead-time before an increase in supply can be realized. Our investment in captive memory manufacturing sources is affected by many factors, including the timing, rate and type of investment by us and Toshiba, our partner in Flash Ventures, our profitability, our estimation of market demand and our liquidity position. If we or Toshiba under-invest in captive memory capacity or technology transitions in our Flash Ventures, we may not have enough captive supply to meet demand on a timely and cost effective basis, which could result in decreased sales, loss of market share and increased costs compared to our competitors. Conversely, if we invest in too much captive memory capacity, our supply could exceed demand or we may operate manufacturing facilities at less than full capacity, either of which could result in write-downs for excess inventory, lower of cost or market charges, lower average selling prices, charges associated with under-utilized capacity or other consequences, all of which would harm our operating results and financial condition.

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

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection claims, any of which would harm our business, financial condition and operating results. A significant portion of our sales is made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines, as well as participation in various cooperative marketing programs. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. Price protection against declines in our selling prices has the effect of reducing our deferred revenues, and eventually our revenues. If our retailers and distributors are not successful, due to weak consumer retail demand, competitive issues, decline in consumer confidence, shift in demand from physical store locations to internet sales, or other factors, we could experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and operating results. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and, therefore, must rely on them to effectively sell our products over those of our competitors. Certain of our retail and distributor partners are experiencing financial difficulty and continued negative economic conditions could cause further liquidity issues for our retail and distributor customers. Negative changes in customer credit-worthiness, the ability of our customers to access credit, or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances. In addition, we have certain retail customers to which we provide inventory on a consigned basis, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory charges.

The future growth of our business depends on the development and performance of new markets and products for flash memory. Our future growth is dependent on the development of new markets, new applications and new products for flash memory. Historically, the digital camera market provided the majority of our revenues. Today, the mobile market, including mobile phones, tablets, e-readers and similar mobile devices, represents the largest source of our product revenues and we believe that SSDs are the next large end market. There can be no assurance that the use of flash memory in existing markets and products will develop and grow fast enough, or that new markets will adopt flash technologies in general or our products in particular, to enable us to grow. Our revenue and future growth is also significantly dependent on international markets, and we may face difficulties entering, or maintaining sales in, some international markets. Some international markets are subject to a higher degree of commodity pricing or tariffs and import taxes than in the U.S., subjecting us to increased pricing and margin pressure.

If actual manufacturing yields are lower than our expectations, we may incur increased costs and experience product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment. Semiconductor manufacturing yields and product reliability are a function of both design and manufacturing process technology, and production delays may be caused by equipment malfunctions, fabrication facility accidents or human error. Yield problems may not be identified during the production process or solved until an actual product is manufactured and can be tested. We have, from time-to-time, experienced lower yields that have harmed our business and operating results, including in connection with transitions to new generations of products. If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and operating results. For example, if the production ramp and/or yield of NAND technology on a future process node, such as 1Y-nanometer, does not increase as expected, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and operating results will be harmed.

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

In transitioning to new technologies and products, we may not achieve OEM design wins or our OEM customers may delay transition to new technologies, and we may experience product delays, cost overruns or performance issues that could harm our business. The transition to new generations of products, such as products containing 19-nanometer and smaller process technologies and/or X3 NAND technologies, is highly complex and requires new controllers, new test procedures and modifications to numerous aspects of our manufacturing processes, resulting in extensive qualification of the new products by our OEM customers and us. If we fail to achieve OEM design wins with new technologies such as 19-nanometer or the use of X3 in certain products, or if our OEM customers choose to transition to these new technologies more slowly than our roadmap plans, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our OEM market share. There can be no assurance that technology transitions will occur on schedule, at the yields or costs that we anticipate, or that products based on the new technologies will meet customer specifications. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory obsolete or less attractive, and we may not have access to those new technologies on a cost-effective basis, or at all; or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. We have a three-pronged strategy towards our investments and efforts in technology scaling and migration: (1) NAND scaling; (2) BiCS technology; and (3) 3D ReRAM. The pace at which NAND flash technology is transitioning to new generations is slowing down due to inherent technology limitations. We currently expect to be able to continue to scale our NAND flash technology through two additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture. In the first quarter of fiscal year 2011, we made investments in BiCS and other technologies. In BiCS technology, the memory cells are packed along the vertical axis as opposed to the horizontal axis as in the current NAND flash technologies. We believe BiCS technology, if successful, could enable further memory cost reductions beyond the existing NAND roadmap, until 3D ReRAM technology is developed and fully ramped into high volume production. We also continue to invest in future alternative technologies, particularly our 3D ReRAM technology, which we believe may be a viable alternative to NAND flash technology, when NAND flash technology can no longer scale at a sufficient rate, or at all. However, even when NAND flash technology can no longer be further scaled, we expect NAND flash technology and potential alternative technologies to coexist for an extended period of time. The success of our overall technology strategy is also dependent in part upon the development by third-party suppliers of advanced semiconductor materials and process technologies, such as extreme ultraviolet, or EUV. Our technology development of NAND, BiCS and 3D ReRAM is done in conjunction with Toshiba, and the success of our development could be influenced by the rate of investment by Toshiba and by the ability of SanDisk and Toshiba to jointly agree on a technology path. There can be no assurance that we will be successful in developing 3D ReRAM technology, BiCS or other technologies, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies.

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

We develop new applications, products, technologies and standards, which may not be widely adopted by consumers or enterprises, or, if adopted, may reduce demand for our older products; our competitors seek to develop new standards which could reduce demand for our products. We devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features. Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful. The success of our new products is dependent on a number of factors, including market acceptance, OEM design wins, our ability to manage risks associated with new products and production ramp issues. For example, demand for enterprise SSD products is expected to grow as these solutions enable increased throughput and decreased costs within enterprise data centers, and demand for client SSD products is expected to grow as these solutions provide personal computing devices with faster boot-up time, longer battery life and other advantages. We cannot guarantee that OEMs will adopt our SSD solutions, that products that include our SSD solutions will be successful or that these markets will grow as anticipated. For SSDs to be widely adopted, the cost of flash memory may need to decline further so that the price point for the end consumer is compelling. In addition, we will need to develop new SSDs and other flash solutions and our solutions must meet the specifications required to gain customer qualification and acceptance.

New applications may require significant upfront investment with no assurance of long-term commercial success or profitability. As we introduce new standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all.

Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products. For example, certain handset manufacturers and flash memory chip producers have developed a new standard, referred to as Universal Flash Storage, or UFS, for flash memory cards used in mobile phones. Intel Corporation, or Intel, and Micron Technology, Inc., or Micron, have also developed a new specification for a NAND flash interface, called Open NAND Flash Interface, commonly referred to as ONFI, which would be used primarily in computing devices. If new standards are broadly accepted and we do not adopt these new standards in our products, our revenues and results of operations may be harmed.

We face competition from numerous manufacturers and marketers of products using flash memory and if we cannot compete effectively, our operating results and financial condition will suffer. We face competition from NAND flash memory manufacturers and from companies that buy NAND flash memory and incorporate it into their end products.

NAND/Embedded Manufacturers. Our primary NAND flash memory manufacturer competitors include Hynix Semiconductor, Inc., or Hynix, Intel, Micron, Samsung Electronics Co., Ltd., or Samsung, and Toshiba. Certain of these competitors are large companies that may have greater advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources, better recognized brand names and more diversified businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of these competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. In addition, many of our competitors have more diversified semiconductor manufacturing capabilities and can internally produce integrated solutions that include NAND flash, DRAM, custom ASICs or other integrated products, while our captive manufacturing capability is solely dedicated to NAND flash. The success of our competitors may harm our future revenues or margins and may result in the loss of our key customers. Current and future competitors produce, or could produce, alternative flash or other memory technologies that compete against our NAND flash technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND flash memory. Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of NAND flash technology in new applications. If our scaling of NAND flash technology slows down relative to our competitors, our business would be harmed and our investments in captive fabrication facilities could be impaired. Our cost reduction activities are dependent in part on the purchase of new specialized manufacturing equipment, and if this equipment is not generally available or is allocated to our competitors, our ability to reduce costs could be limited.

Flash Memory Assemblers and Resellers. We also compete with flash memory product assemblers and resellers. These companies purchase flash memory components and assemble flash memory products. Our primary competitors currently include, among others, Kingston Technology Company, Inc., or Kingston, Lexar Media, Inc., or Lexar, PNY Technologies, Inc., or PNY, Sony Corporation and Transcend Information, Inc., or Transcend. In the USB flash drive market, we face competition from a large number of competitors, including Dexxxon Digital Storage, Inc., dba EMTEC Electronics, or EMTEC, Kingston, Lexar, PNY, Transcend and Verbatim Americas LLC, or Verbatim. We sell flash memory in the form of white label cards, wafers or components to certain OEMs who sell flash products that may ultimately compete with our branded products in the retail or OEM channels. The sales volumes and pricing to these OEMs can be highly variable and these OEMs may be more inclined to switch to an alternative supplier based on short-term price fluctuations or the timing of product availability. This could harm our branded market share and reduce our sales and profits.

Client Storage Solution Manufacturers. In the market for client SSDs for notebooks, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, who have established relationships with computer manufacturers, and we also face competition from third-party SSD solution providers such as OCZ Technology Group, Inc.

Enterprise Storage Solution Manufacturers. In the market for enterprise SSDs for servers, we compete in the enterprise storage solutions market where we face competition from companies such as Fusion-io, Inc., Intel, LSI Corporation, Micron, Samsung, Smart Modular Technologies (WWH), Inc., STEC, Inc. and Toshiba.

We believe that our ability to compete successfully depends on a number of factors, including:

•	price, quality and on-time delivery of products;

•	product performance, availability and differentiation;

•	meeting OEM product specifications and achieving design wins;

•	success in developing new applications and new market segments;

•	sufficient availability of cost-efficient supply;

•	efficiency of production;

•	ownership and monetization of IP rights;

•	timing of new product announcements or introductions;

•	the development of industry standards and formats;

•	the number and nature of competitors in a given market; and

•	general market and economic conditions.

There can be no assurance that we will be able to compete successfully in the future.

Our ability to generate adequate margins for certain products may be limited by our ability to secure components or materials required to produce those products. Our products require certain non-flash memory components and materials for which we do not have captive supply. Our ability to generate adequate margins could be impacted by an inability to cost effectively source those components or materials. For example, we supply multi-chip package, or MCP, storage solutions for use in mobile devices. These MCP solutions include both NAND flash memory and DRAM; however, since we do not have a captive supply of DRAM, there could be periods in which we are unable to cost-effectively source the DRAM that we require. If we are unable to source certain components or materials cost effectively or at all, our revenue and/or margins may be harmed.

Our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals or if licensees fail to perform on a portion or all of their contractual obligations. If our existing licensees do not renew their licenses upon expiration, renew them on less favorable terms, or we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed. As our older patents expire, and the coverage of our newer patents may be different, it may be more difficult to negotiate or renew favorable license agreement terms or a license agreement at all. For example, in the first quarter of fiscal year 2010, our license and royalty revenues decreased sequentially primarily due to a new license agreement with Samsung that was effective in the third quarter of fiscal year 2009, and contains a lower effective royalty rate compared to the previous license agreement. To the extent that we are unable to renew license agreements under similar terms, or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees. If our licensees or we fail to perform on contractual obligations, we may incur costs to enforce or defend the terms of our licenses and there can be no assurance that our enforcement, defense or collection efforts will be effective. If we license new IP from third-parties or existing licensees, we may be required to pay license fees, royalty payments or offset existing license revenues. In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

Our financial performance depends significantly on worldwide economic conditions and the related impact on consumer and enterprise spending, which have deteriorated in many countries and regions, and may not recover in the foreseeable future. Demand for our products is harmed by negative macroeconomic factors affecting consumer and enterprise spending. Continuing high unemployment rates, low levels of consumer liquidity, risk of default on sovereign debt and volatility in credit and equity markets have weakened consumer confidence and decreased consumer and enterprise spending in many regions around the world. These and other economic factors may reduce demand for our products and harm our business, financial condition and operating results.

Under certain conditions, the Flash Ventures’ master equipment lease obligations could be accelerated, which would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, some of the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion, or our failure to maintain a minimum corporate rating of either BB- from S&P or Moody’s, or a minimum corporate rating of BB+ from R&I. As of September 30, 2012, Flash Ventures was in compliance with all of its master lease covenants. As of September 30, 2012, our R&I credit rating was BBB, three notches above the required minimum corporate rating threshold for R&I; and our S&P credit rating was BB, one notch above the required minimum corporate rating threshold for S&P.

If our stockholders’ equity falls below $1.51 billion or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $999 million, based upon the exchange rate at September 30, 2012, covered by our guarantee under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available.

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

We depend on our captive assembly and test manufacturing facility in China and our business could be harmed if this facility does not perform as planned. Our reliance on our captive assembly and test manufacturing facility near Shanghai, China has increased significantly and we now utilize this factory to satisfy a majority of our assembly and test requirements, to produce products with leading-edge technologies such as multi-stack die packages and to provide order fulfillment. In addition, our Shanghai, China facility is responsible for packaging and shipping our retail products within Asia and Europe. Any delays in adding new equipment capacity, interruptions in production or the ability to ship product, or issues with manufacturing yields at our captive facility could harm our operating results and financial condition. Furthermore, if we were to experience labor unrest, or strikes, or if wages were to significantly increase, our ability to produce and ship products could be impaired and we could experience higher labor costs, which could harm our operating results, financial condition and liquidity.

We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third-party subcontractors for a portion of our wafer testing, chip assembly, product assembly, product testing and order fulfillment. From time-to-time, our subcontractors have experienced difficulty meeting our requirements. If we are unable to increase the amount of capacity allocated to us from our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products. We do not have long-term contracts with some of our existing subcontractors. We do not have exclusive relationships with any of our subcontractors and, therefore, cannot guarantee that they will devote sufficient resources to manufacturing our products. We are not able to directly control product delivery schedules or quality assurance. Furthermore, we manufacture on a turnkey basis with some of our subcontractors. In these arrangements, we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would harm our operating results.

Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources, increased service costs and warranty claims and litigation. Our products are complex, must meet stringent user requirements and may contain errors or defects, and the majority of our products provide a warranty period, which is usually less than three years with a small number of products having a warranty ranging up to ten or more years. Generally, our OEM customers have more stringent requirements than other customers and our concentration of revenue from OEMs, especially OEMs who purchase our enterprise storage and client storage products, could result in increased expenditures for product testing, or increase our service costs and potentially lead to increased warranty or indemnification claims. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources. In addition, the substantial majority of our flash memory is supplied by Flash Ventures, and if the wafers contain errors or defects, our overall supply could be harmed. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, indemnification of our customers’ product recall and other costs, warranty claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and harm our operating results and financial condition.

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

Our global operations and operations at Flash Ventures and third-party subcontractors are subject to risks for which we may not be adequately insured. Our global operations are subject to many risks including errors and omissions, infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, supply chain interruptions, third-party liabilities and fires or natural disasters. No assurance can be given that we will not incur losses beyond the limits of, or outside the scope of, the coverage of our insurance policies. From time-to-time, various types of insurance have not been available on commercially acceptable terms or, in some cases, at all. There can be no assurance that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially. We maintain limited insurance coverage and, in some cases, no coverage at all, for natural disasters and environmental damages, as these types of insurance are sometimes not available or available only at a prohibitive cost. For example, our test and assembly facility in Shanghai, China, on which we significantly rely, may not be adequately insured against all potential losses. Accordingly, we may be subject to uninsured or under-insured losses. We depend upon Toshiba to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures. If Toshiba fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants. In addition, we insure against property loss and business interruption resulting from the risks incurred at our third-party subcontractors; however, we have limited control as to how those sub-contractors run their operations and manage their risks, and as a result, we may not be adequately insured.

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

Changes in the seasonality of our business may result in our inability to accurately forecast our product purchase requirements. Sales of our products in the consumer electronics market are subject to seasonality. Sales have typically increased significantly in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following fiscal year. However, the current global economic environment may impact typical seasonal trends, making it more difficult for us to forecast our business. Changes in the product or channel mix of our business can also impact seasonal patterns, adding to complexity in forecasting demand. If our forecasts are inaccurate, we may lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and operating results. This seasonality may also lead to higher volatility in our stock price and the need for significant working capital investments in receivables and inventory, including the need to build inventory levels in advance of our projected high volume selling seasons.

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

Our international business activities could also be limited or disrupted by any of the following factors:

•	the need to comply with foreign government regulation;

•	the need to comply with U.S. regulations on international business, including the Foreign Corrupt Practices Act and rules regarding conflict minerals;

•	changes in diplomatic and trade relationships;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia, including natural disasters or labor strikes;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	changes in, or the particular application of, government regulations;

•	import or export restrictions that could affect some of our products, including those with encryption technology;

•	duties and/or fees related to customs entries for our products, which are all manufactured offshore;

•	longer payment cycles and greater difficulty in accounts receivable collection;

•	adverse tax rules and regulations;

•	weak protection of our IP rights;

•	delays in product shipments due to local customs restrictions; and

•	delays in research and development that may arise from political unrest at our development centers in Israel or other countries.

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

We may not be able to realize the potential financial or strategic benefits of business acquisitions or strategic investments, which could hurt our ability to grow our business, develop new products or sell our products. We have acquired and invested in other businesses that offer products, services and technologies that we believe will help expand or enhance our existing products and business. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into new markets. Negotiation and integration of acquisitions or strategic investments could divert management’s attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, achieve the expected return on our investment, develop new products and sell our products and ultimately could harm our growth or financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;

•	difficulty in entering into new markets in which we have limited or no experience, such as software solutions, and where competitors have stronger positions;

•	loss of, or impairment of relationships with, any of our key employees, vendors or customers;

•	difficulty in operating in new and potentially disperse locations;

•	disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;

•	failure to realize the potential financial or strategic benefits of the transaction;

•	difficulty integrating the accounting, management information, human resources and other administrative systems of the acquired business;

•	disruption of or delays in ongoing research and development efforts and release of new products to market;

•	diversion of capital and other resources;

•	assumption of liabilities;

•	issuance of equity securities that may be dilutive to our existing stockholders;

•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;

•	failure of the due diligence processes to identify significant issues with product quality, technology and development, or legal and financial issues, among other things;

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability. We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. For example, we were under a federal income tax audit by the U.S. Internal Revenue Service, or IRS, for fiscal years 2005 through 2008 and received the Revenue Agent’s report in February 2012. The most significant proposed adjustments are comprised of related party transactions between our U.S. parent company and our foreign subsidiaries. We are contesting these adjustments through the IRS Appeals Office and cannot predict when a resolution will be reached. Furthermore, we are currently under a federal income tax audit by the IRS for fiscal years 2009 through 2011. While we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and our attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. The IRS audit may also impact the timing and/or amount of our refund claim. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. Any of these changes could harm our profitability.

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

New “conflict minerals” regulations may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products. In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These new rules will require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or an adjoining country. These new rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including, copper, gold and tungsten. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if our internal control over financial reporting is not effective, our business could suffer. In connection with our certification process under Section 404 of the Sarbanes-Oxley Act, we have identified in the past and will, from time-to-time in the future, identify deficiencies in our internal control over financial reporting. There can be no assurance that individually or in the aggregate these deficiencies would not be deemed to be a material weakness or significant deficiency. A material weakness or significant deficiency in internal control over financial reporting could have a materially adverse impact on our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness in internal controls could harm our reputation, business and stock price. Any internal control or procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives and cannot prevent human error, intentional misconduct or fraud.

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Convertible Senior Notes due 2013 and 1.5% Convertible Senior Notes due 2017. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of September 30, 2012, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $999 million based on the exchange rate at September 30, 2012. In addition, we have significant commitments for the future fixed costs of Flash Ventures, and we will incur significant obligations with respect to Flash Forward as well as continued investment in Flash Partners and Flash Alliance. Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

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

Our failure to convert the 1% Notes due 2013 and 1.5% Notes due 2017 into cash or a combination of cash and common stock upon exercise of a holder’s conversion right in accordance with the provisions of the applicable indenture would constitute a default under that indenture. We may not have the financial resources or be able to arrange for financing to pay such principal amount in connection with the surrender of the 1% Notes due 2013, which are due in May 2013, and surrender of the 1.5% Notes due 2017 for conversion. While we do not currently have any debt or other agreements that would restrict our ability to pay the principal amount of any convertible notes in cash, we may enter into such an agreement in the future, which may limit or prohibit our ability to make any such payment. In addition, a default under either indenture could lead to a default under existing and future agreements governing our indebtedness. If, due to a default, the repayment of related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and amounts owing in respect of the conversion of any convertible notes.

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

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three fiscal months ended September 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 2, 2012 to July 29, 2012	147,100	$35.27	147,100	$336,756,192
July 30, 2012 to August 26, 2012	360,000	41.97	360,000	321,648,674
August 27, 2012 to September 30, 2012	389,800	43.92	389,800	304,529,774
Total	896,900	41.72	896,900
————

(1)	On October 27, 2011, we announced a board-approved plan authorizing us to repurchase up to $500.0 million of our common stock in the open market or otherwise through October 26, 2016.

(2)	Does not include amounts paid for commissions.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated:	November 5, 2012	By:	/s/ Judy Bruner
Judy Bruner Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)

S - 1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-96298	3.2	8/29/1995
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.	10-Q	000-26734	3.1	8/16/2000
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.	S-3	333-85686	4.3	4/5/2002
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.	8-K	000-26734	3.1	6/1/2006
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.	8-K	000-26734	3.1	5/28/2009
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.	8-K/A	000-26734	3.5	5/16/1997
3.7	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.	8-A	000-26734	3.2	9/25/2003
3.8	Amended and Restated Bylaws of the Registrant dated December 14, 2011.	8-K	000-26734	3.1	12/19/2011
4.1	Rights Agreement, dated as of September 15, 2003, by and between the Registrant and Computershare Trust Company, Inc.	8-A	000-26734	4.2	9/25/2003
4.2	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.	8-A/A	000-26734	4.2	11/8/2006
4.3	Indenture (including form of Notes) with respect to the Registrant’s 1.0% Convertible Senior Notes due 2013, dated as of May 15, 2006, by and between the Registrant and The Bank of New York.	8-K	000-26734	4.1	5/15/2006
4.4	Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017, dated as of August 25, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	8/25/2010
12.1	Computation of ratio of earnings to fixed charges.					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.**					X
101.SCH	XBRL Taxonomy Extension Schema Document.**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**					X
————

*	Furnished herewith.

**
Pursuant to Rule 406T of Regulation S-T, the XBRL files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E - 1