Form 10-K
period 2012-12-30
SANDISK CORP
filed 2013-02-19
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  000-26734

SANDISK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0191793
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

951 SanDisk Drive Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

(408) 801-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value; Rights to Purchase Series A Junior Participating Preferred Stock	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☑
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
As of July 1, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,111,403,211 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2013
Common Stock, $0.001 par value per share	241,847,337 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held June 12, 2013 (Proxy Statement)	Part III

SanDisk Corporation

PART I

ITEM 1.	BUSINESS

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed in “Risk Factors” in Item 1A, and elsewhere in this report. Our business, financial condition or results of operations could be materially harmed by any of these factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report. References in this report to “SanDisk®,” “we,” “our,” and “us” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries. All references to years or annual periods are references to our fiscal years, which consisted of 52 weeks, in 2012, 2011 and 2010.

Overview
Who We Are. SanDisk Corporation is a global leader in flash memory storage solutions with a strong history of innovation that has been successfully commercialized. Flash storage technology allows digital information to be stored in a durable, compact format that retains the data even after the power has been switched off. Our flash-based products enable businesses and consumers to efficiently and effectively capture, share and preserve digital content. Our products include solid state drive, or SSD, solutions for client computing platforms and enterprise data centers, and removable and embedded memory products for mobile devices, cameras and other devices. Our products are used in a variety of large markets, and we distribute our products globally through retail and original equipment manufacturer, or OEM, channels. We provide simple, reliable and affordable storage solutions for consumer and enterprise use in a wide variety of formats and devices. We were incorporated in the State of Delaware in June 1988. Since 2006, we have been a Standards & Poor, or S&P, 500 company and since 2011, we have been a Fortune 500 company.

What We Do. We design, develop and manufacture data storage solutions in a variety of form factors using our flash memory, proprietary controller and firmware technologies. Our solutions include SSDs, removable cards, embedded products, universal serial bus, or USB, drives, digital media players, wafers and components. Our SSD products are used in both client computing platforms and enterprise data centers and provide high-speed, high-capacity storage solutions that can be used in lieu of hard disk drives. Our removable cards are used in a wide range of consumer electronics devices such as mobile phones, tablets, digital cameras, gaming devices and personal computers, or PCs. Our embedded flash products are used in mobile phones, tablets, thin-and-light laptops, eReaders, global positioning system, or GPS, devices, gaming systems, imaging devices and computing platforms.

Most of our products are made by combining NAND flash memory with a controller chip and firmware. We purchase the vast majority of our NAND flash memory supply through our venture relationships with Toshiba Corporation, or Toshiba, which produce and provide us with leading-edge, low-cost memory wafers. From time-to-time, we also purchase flash memory from other NAND flash manufacturers. We generally design our controllers in-house and have them manufactured at third-party foundries. We also design and develop firmware that is included in the vast majority of our products.

Industry Background

We operate in the flash memory semiconductor industry, which is comprised of NOR and NAND technologies. These technologies are also referred to as non-volatile memory, which retains data even after the power is switched off. NAND flash memory is the current mainstream technology for mass data storage applications and is used for embedded and removable data storage. NAND flash memory is characterized by fast write speeds and high capacities. The NAND flash memory industry has been characterized by rapid technology transitions, which have reduced the cost per bit by increasing the density of the memory chips on the wafer. As cost and price per bit have decreased, demand has grown for NAND flash memory in a wide variety of devices and applications.

Our Strategy

In order to remain an industry-leading supplier of NAND flash storage solutions and to develop large scale markets for NAND flash-based storage products, we strive to:

•
Create industry-leading storage solutions by leveraging our innovative technology. We have a deep understanding of the technology used in the design, manufacture and operation of NAND flash memory and have invented many of the key technologies deployed in the NAND flash industry. We continue to develop advanced generations of NAND flash technology with increased memory density and capacity. In parallel with our NAND scaling efforts, we continue to invest in future alternative technologies that may be viable alternatives to our current NAND flash technology when it can no longer scale at a sufficient rate, or at all. In addition, we continue to invest in other technologies, such as our proprietary controllers, firmware and software that manage the NAND flash memory.

•
Maintain cost leadership, leverage scale and drive operational excellence. We believe the markets for flash storage are generally price elastic, meaning that a decrease in the price per gigabyte results in increased demand for higher capacities and the emergence of new applications for flash storage. As a result, we strive to continuously reduce the cost of NAND flash memory in order to enable us to profitably grow our business, supply a diverse set of customers and channels, and continue to grow our markets. We have invested heavily in a vertically integrated business model, which includes our investments in high volume, state-of-the-art NAND flash manufacturing facilities in Japan through our ventures with Toshiba and our in-house assembly and test facility in Shanghai, China in order to reduce the costs of producing our products, increase our ability to control the quality of our products and speed delivery to our customers. We will continue to leverage our vertical integration and invest in additional NAND flash memory fabrication capacity in order to produce leading-edge, high-quality, low-cost products that our customers can count on to store and gain reliable access to their data.

•
Drive profitable growth across diversified markets, customers and channels. We create new markets for NAND flash memory through our design and development of NAND flash solutions that are catered to specific requirements in the end markets we serve. We continue to expand our retail customer base to new geographic regions and outlets, and we continue to achieve design wins from our current and new OEM customers by offering leading-edge NAND flash storage solutions. In order to maximize the market penetration of our products, we are also expanding our distribution channels to better reach small and medium business customers.

Our Products

Our products are sold in a wide variety of form factors, capacities and performance levels, and include the following:

•
Removable Cards. Our removable cards are used in a variety of applications and consumer devices. Our CompactFlash® and Secure Digital, or SD, removable cards are primarily used in digital cameras and camcorders. Our ultra-small microSD removable cards are designed primarily for use in mobile phones. We offer removable cards with increasing levels of performance and reliability through our SanDisk Ultra®, SanDisk Extreme® and SanDisk Extreme PRO® product lines.

•
Embedded Products. Our embedded products are designed to meet the increasing demand for embedded storage for mobile phones, tablets and other portable devices. Our embedded products include our iNAND™ embedded flash product line, our multi-chip packages, or MCP, which combine NAND and mobile DRAM in an integrated package, and other embedded solutions.

•
USB Flash Drives. Our USB flash drives provide the user with the ability to carry files and application software in a portable format. Our USB flash drives are used in the computing and consumer markets, and are designed for high-

performance and reliability. Our professional and enterprise lines of USB flash drives are marketed to the corporate user and are specifically designed to support secure, authorized access to corporate information.

•
Solid State Drives. We offer SSDs for the client computing and enterprise data center markets. Client computing encompasses desktop computers, notebook computers, tablets and other computing devices. Our client SSDs are used in client computing devices and can be used in a stand-alone configuration, in lieu of a hard drive, or in a dual-drive configuration in conjunction with a hard drive. Our client SSDs include removable and embedded drives and custom form factors. Our enterprise SSDs are used for high-performance data storage and to accelerate enterprise application performance. We also provide enterprise software solutions designed to improve performance of SSDs in traditional and virtualized environments, as well as in mass storage and cache acceleration configurations.

•
Digital Media Players. Sansa® is our branded line of flash-based digital media players for the audio and video player market. Many of our Sansa models offer a removable card slot for storage capacity expansion and easy transportability of content between devices. Our Sansa line of products includes features such as FM radio, voice recording and support for a variety of audio and video download and subscription services.

•	Wafers and Components. We sell raw memory wafers and memory components to customers who package the memory under their own brands or embed the memory in other products.

Our Primary End Markets

Our products are sold to three primary large end markets:

•
Mobile. We provide embedded and removable storage for mobile devices. We are a leading supplier of microSD removable storage cards and embedded products, such as iNAND, for use in phones, tablets and other mobile devices. Multimedia features in mobile devices, such as high-definition, or HD, videos, full length feature films and games, as well as native and downloaded applications have driven significantly increased demand for flash storage in these devices.

•
Consumer Electronics. We provide flash storage solutions to multiple consumer markets, including imaging, USB drives, gaming, audio/video and GPS. Flash storage solutions are used in digital cameras to store images, in solid-state digital camcorders to store video and in many other devices to store digital data. Portable game devices now include advanced features that require high-capacity memory storage cards and we offer cards that are specifically packaged for the gaming market. We also sell a line of digital media players with both embedded and removable memory under our Sansa brand with varying combinations of audio and video capabilities. Primary removable card formats for consumer devices include CompactFlash, SD and microSD. USB flash drives allow consumers to store and transfer files, pictures and music on keychain-sized devices.

•
Computing. We provide multiple flash storage devices and solutions for the computing market. We provide SATA SSDs for the client computing market, which encompasses tablets, notebooks, thin-and-light laptops and desktop computers. We also provide enterprise SSDs that are designed for mission critical environments and include solutions optimized for storage in write intensive, read intensive and mixed use applications. These enterprise SSDs include SAS SSDs for enterprise storage systems, as well as PCIe SSDs, which are designed to accelerate input/output in application servers. In addition, we believe that SSDs will be the fastest growing NAND flash memory end market over the next several years as SSDs increasingly replace hard disk drives in a variety of computing solutions.

Our Sales Channels

Our products are sold through the following channels:

•
OEM. Our OEM channel represents sales directly and through distributors to OEMs, system integrators and value-added resellers who bundle, embed or integrate our data storage solutions. Our OEM channel addresses a large variety of applications, including mobile phones, tablets, notebooks, gaming devices, enterprise storage solutions, servers and other computing devices. We also sell our data storage solutions to OEMs that offer our products under their own brand name in retail channels. We sell to our OEM channel through our direct sales representatives as well as through independent manufacturers’ representatives.

•
Retail. We sell our products directly and through distributors to consumer electronics stores, office superstores, photo retailers, mobile phone stores, mass merchants, catalog and mail order companies, e-commerce retailers, drug stores, supermarkets, convenience stores and kiosks in a wide variety of locations. We sell to our retail channel through our direct sales representatives as well as through independent manufacturers’ representatives.

Backlog

As of the end of fiscal years 2012 and 2011, our backlog was $278 million and $341 million, respectively. Because our customers can change or cancel orders with limited or no penalty and limited advance notice prior to shipment, we do not believe that our backlog, as of any particular date, is indicative of future sales.

Seasonality

Because the majority of our products are ultimately sold to consumers, our revenue is generally highest in our fourth fiscal quarter due to the holiday buying season. In addition, our revenue is generally lowest in our first fiscal quarter.

Customer Concentration

In fiscal years 2012, 2011 and 2010, revenues from our top 10 direct customers and licensees accounted for approximately 43%, 48% and 44% of our total revenues, respectively. In fiscal year 2012, Apple Inc., or Apple, accounted for 13% of our total revenues. In fiscal year 2011, Samsung Electronics Co., Ltd., or Samsung, accounted for 10% of our total revenues. No customer accounted for 10% or more of our total revenues in fiscal year 2010. The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve. Sales to our customers are generally made pursuant to purchase orders rather than long-term contracts.

Technology

Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance, cost-effective flash memory storage products in small form factors to address a variety of markets. Our research and development efforts are designed to help ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms. We have successfully developed and commercialized 2‑bits/cell flash multi-level cell, or X2, and 3‑bits/cell flash multi-level cell, or X3, technologies, which have enabled significant cost reduction and growth in NAND flash supply. In addition, we are investing in the development of Bit-cost scaleable 3‑Dimensional NAND, or BiCS, a vertical NAND technology, and 3‑Dimensional resistive RAM, or 3D ReRAM, memory architecture. We have also initiated, defined and developed standards to meet new market needs and to promote wide acceptance of these standards through interoperability and ease-of-use. We believe our core technical competencies are in:

•	high-density flash memory process, module integration, device design and reliability;

•	securing data on a flash memory device;

•	controller design;

•	firmware and software development;

•	system-level integration;

•	multi-die stacking and packaging technology; and

•	low-cost system testing.

To achieve compatibility with various electronic platforms regardless of the host processors or operating systems used, we continue to develop new capabilities in flash memory, advanced controllers and firmware design. We also continue to evolve our architecture to leverage advances in manufacturing process technology. Our products are designed to be compatible with industry-standard interfaces used in operating systems for PCs, mobile phones, tablets, notebooks, digital cameras, gaming devices, GPS devices, servers and other computing and electronics devices.

Our proprietary controller and sophisticated firmware technologies permit our flash storage solutions to achieve a high level of reliability and longevity. Each one of our flash devices contains millions of flash memory cells. A failure in any one of these cells can result in loss of data, such as picture files, and this can occur several years into the life of a flash storage product. Our system technologies, including our controller chips and firmware, are designed to detect such defects and recover data under most conditions.

Patents and Licenses

We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property, or IP, rights. See Item 1A, “Risk Factors.”

As of the end of fiscal year 2012, we owned, or had rights to, more than 2,300 United States, or U.S., patents and more than 2,200 foreign patents. We had more than 1,100 patent applications pending in the U.S., and had foreign counterparts pending on many of the applications in multiple jurisdictions. We continually seek additional U.S. and international patents on our technology.

We have patent license agreements with many companies, including Hynix Semiconductor, Inc., or Hynix, Intel Corporation, or Intel, Panasonic Corporation, Renesas Technology Corporation, Samsung, Sony Corporation, or Sony, and Toshiba. In the three years ended December 30, 2012, we have generated $1.11 billion in revenue from license and royalty agreements.

Trade secrets and other confidential information are also important to our business. We protect our trade secrets through confidentiality and invention assignment agreements.

Supply Chain

Our supply chain is an important competitive advantage and is comprised of the following:

•
Silicon Sourcing. All of our flash memory system products require silicon chips for the memory and controller components. The vast majority of our memory is supplied by our ventures with Toshiba. This represents captive memory supply and we are obligated to take our share of the output from these ventures or pay the fixed costs associated with that capacity. See “Ventures with Toshiba.” We also purchase non-captive NAND memory supply from other silicon suppliers to supplement our captive memory supply. We generally design our controllers in-house and have them manufactured at third-party foundries.

•
Assembly and Testing. We sort and test our memory wafers at captive and third-party facilities in China, Japan and Taiwan. Our products are assembled and tested at both our in-house facility in Shanghai, China, and through our network of contract manufacturers, which are primarily in China and Taiwan. We believe the use of our in-house assembly and test facility, as well as contract manufacturers, reduces the cost of our operations, provides flexibility and gives us access to increased production capacity.

Ventures with Toshiba

We and Toshiba have invested in several flash memory manufacturing business ventures, which provide us leading-edge, cost-competitive NAND wafers for our end products. From May 2000 to May 2008, FlashVision Ltd., operated and produced 200-millimeter NAND flash memory wafers. In September 2004, Flash Partners Ltd., which produces 300-millimeter NAND flash wafers in Toshiba’s Fab 3 facility, was formed. In July 2006, Flash Alliance Ltd., a 300-millimeter wafer fabrication facility which began initial production in the third quarter of fiscal year 2007 in Toshiba’s Fab 4 facility, was formed. In July 2010, Flash Forward Ltd., a 300-millimeter wafer fabrication facility which began production in the third quarter of fiscal year 2011 in Toshiba’s Fab 5 facility, was formed. Flash Partners and Flash Alliance have been fully equipped. Flash Forward has been partially equipped. We refer to Flash Partners, Flash Alliance and Flash Forward collectively as Flash Ventures.

Through Flash Ventures, located within Toshiba’s Yokkaichi, Japan facilities, we and Toshiba collaborate in the development and manufacture of NAND-based flash memory wafers using semiconductor manufacturing equipment owned or leased by each of the Flash Venture entities. We hold a 49.9% ownership position in each of the Flash Venture entities. Each Flash Venture entity purchases wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a mark-up. We are committed to purchase half of Flash Ventures’ NAND wafer supply or pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also committed to fund 49.9% of other Flash Ventures’ costs to the extent that Flash Ventures’ revenues from wafer sales to us and Toshiba are insufficient to cover these costs. The non-equity investments in Flash Ventures are shared equally between us and Toshiba.

Competition

We face competition from flash memory manufacturers, as well as manufacturers and resellers of products that incorporate flash memory cards.

We believe that our ability to compete successfully depends on a number of factors, including:

•	price, quality and on-time delivery of products;

•	product performance, availability and differentiation;

•	success in developing new products, applications and markets;

•	timing of new product announcements and successful introductions;

•	sufficient availability of cost-efficient supply;

•	creation and monetization of IP and the development of industry standards and formats;

•	the number and nature of competitors in a given market; and

•	general market and economic conditions.

We believe our key competitive advantages are:

•	our strong history of technological innovation and standards creation, which enables us to grow the overall market for flash memory;

•	our IP ownership, in particular our patents, and multi-level cell, or MLC, manufacturing know-how, which provides us with license and royalty revenue as well as cost advantages;

•	Flash Ventures, which provides us with leading-edge, low-cost flash memory;

•	our flexible supply chain;

•	that we market and sell a broader range of card formats than any of our competitors, which gives us an advantage in obtaining strong retail and OEM distribution;

•	that we have global retail distribution for our products through worldwide retail storefronts;

•	that we have worldwide leading market share in removable flash cards and USB flash drives; and

•	our strong financial position.

Our competitors include:

NAND Manufacturers. Our primary NAND flash memory manufacturer competitors include Hynix, Intel, Micron Technology, Inc., or Micron, Samsung and Toshiba. We compete with these NAND flash memory manufacturers based upon technology, advanced wafer manufacturing processes, as well as NAND cost, performance, quality and branding.

Retail Manufacturers and Resellers. We compete with flash memory card manufacturers and resellers, which purchase or have a captive supply of flash memory components and assemble memory cards. Our primary competitors currently include, among others, Kingston Technology Company, Inc., or Kingston, Lexar Media, Inc., or Lexar, a subsidiary of Micron, PNY Technologies, Inc., or PNY, Samsung, Sony and Transcend Information, Inc., or Transcend. In the USB flash drive market, we face competition from a large number of competitors, including Dexxxon Digital Storage, Inc., dba EMTEC Electronics, or EMTEC, Kingston, Lexar, PNY and Verbatim Americas LLC, or Verbatim. We sell flash memory, in the form of white label cards, wafers or components, to certain companies who sell flash products that may ultimately compete with our branded products in the retail or OEM channels.

Client Storage Solution Manufacturers. In the market for client SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, who have established relationships with computer manufacturers. We also face competition from third-party client SSD solution providers such as Kingston, OCZ Technology Group, Inc., or OCZ, and Philips Lite-On Digital Solutions Corporation, or PLDS, and from hard drive manufacturers such as Seagate Technology LLC, or Seagate, and Western Digital Corporation, or WDC.

Enterprise Storage Solution Manufacturers. We compete in the enterprise storage solutions market where we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, from enterprise SSD solution providers such as Fusion-io, Inc., or Fusion-io, LSI Corporation, or LSI, SMART Modular Technologies (WWH), Inc., or SMART Modular, STEC, Inc., or STEC, and from hard drive manufacturers such as Seagate and WDC.

Digital Audio/Video Player Manufacturers. In the standalone digital audio/video player market, we face strong competition from Apple. We also face competition from Coby Electronics Corporation, GPX, a brand of Digital Products International, Inc., Koninklijke Philips Electronics N.V., Mach Speed Technologies, LLC and Sony, among others.

Other Technologies. Other technologies compete with our product offerings and many companies are attempting to develop memory cells that use different designs and materials in order to increase storage capacity and reduce memory costs. These potential competitive technologies include several types of 3-dimensional, or 3D, memory, such as vertical or stacked NAND and 3D ReRAM, as well as phase-change and charge-trap flash technologies. We are investing with Toshiba in the development of BiCS, a vertical NAND technology, and 3D ReRAM memory architecture.

Corporate Responsibility

We believe that corporate social responsibility is an essential factor for our overall corporate success. This includes adopting ethical and sustainable business practices to direct how we do business while keeping the interests of our stakeholders and the environment in focus.

We strive to uphold the following principles:

•	to treat all employees with dignity and respect;

•	to set up processes and procedures intended to (i) comply with applicable laws and regulations as well as our internal guidelines and (ii) uphold ethical standards;

•
to establish policies and procedures intended to promote the idea that the quality of our products and services, consistency of production and employee well-being are predicated on a safe and healthy work environment; and

•	to establish policies and procedures intended to promote environmental responsibility as an integral part of our culture.

Additional Information

We file reports and other information with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements and all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act (1) may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, (2) are available at the SEC’s internet site (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Information regarding the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at (202) 551-8090. Our website address is www.sandisk.com. Information on our website is not incorporated by reference nor otherwise included in this report. Our principal executive offices are located at 951 SanDisk Drive, Milpitas, CA 95035, and our telephone number is (408) 801-1000. SanDisk is our trademark, and is registered in the U.S. and other countries. Other brand names mentioned herein are for identification purposes only and may be the trademarks of their respective holder(s).

Employees

As of December 30, 2012, we had 4,636 full-time employees, including 2,040 in research and development, 602 in sales and marketing, 474 in general and administrative, and 1,520 in operations. None of our employees is represented by a collective bargaining agreement and we have never experienced any employee work stoppage. We believe that our employee relations are good.

Executive Officers

Our executive officers, who are elected by and serve at the discretion of our board of directors, are as follows (all ages are as of February 15, 2013):

Name	Age	Position
Sanjay Mehrotra	54	President and Chief Executive Officer
Judy Bruner	54	Executive Vice President, Administration and Chief Financial Officer
Sumit Sadana	44	Executive Vice President and Chief Strategy Officer
Khandker Quader, Ph.D.	54	Senior Vice President, Memory Technology, Design and Product Development

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

Sumit Sadana has been our Executive Vice President and Chief Strategy Officer since September 2012, and previously served as our Senior Vice President and Chief Strategy Officer from April 2010 to September 2012. Mr. Sadana was President of Sunrise Capital LLC, a technology and financial consulting firm, from October 2008 to March 2010. Mr. Sadana was also Senior Vice President, Strategy and Business Development from December 2004 to September 2008, as well as Chief Technology Officer from January 2006 to May 2007, at Freescale Semiconductor, Inc., a provider of embedded processors. Mr. Sadana started his career at International Business Machines Corporation where he held several hardware design, software development, operations, strategic planning, business development and general management roles. Mr. Sadana has a B.Tech. in Electrical Engineering from the Indian Institute of Technology (IIT), Kharagpur and an M.S. in Electrical Engineering from Stanford University.

Dr. Khandker Quader has been our Senior Vice President of Memory Technology, Design and Product Development since July 2008. Dr. Quader joined SanDisk in June 1995, and previously served as our Senior Vice President of Memory Design and CAD, Vice President of Memory Design, Senior Director of Memory Technology and Design, Director of Memory Design and Senior Design Engineer. Prior to SanDisk, Dr. Quader held various engineering roles at International Business Machines Corporation and Intel Corporation. Dr. Quader has a B.S. in Electrical Engineering and Physics from the Massachusetts Institute of Technology, an M.S. in Electrical Engineering from Georgia Institute of Technology and a Ph.D. in Electrical Engineering from the University of California, Berkeley.

ITEM 1A.	RISK FACTORS

Our operating results may fluctuate significantly, which may harm our financial condition and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future.  Our results of operations are subject to fluctuations and other risks, including, among others:

•	competitive pricing pressures, resulting in lower average selling prices and lower revenues;

•	inability to reduce manufacturing costs to keep pace with reductions in average selling prices, resulting in lower or negative product gross margins;

•
excess, insufficient or mismatched captive memory output or capacity, resulting in lower average selling prices, financial charges and impairments, lost sales and market growth opportunities, lower gross margins or other consequences;

•	timing, volume and cost of wafer production from Flash Ventures as impacted by fab start-up delays and costs, technology transitions, lower than expected yields or production interruptions;

•
inability to penetrate or gain market share in new or growing markets for flash memory, including the client and enterprise SSD markets, and the failure of existing or new markets for flash memory to grow or develop;

•
potential delays in product development or lack of customer acceptance of our solutions, particularly OEM products such as our embedded flash storage solutions, and client and enterprise SSD solutions;

•	fluctuations in customer concentration and the loss of, or reduction in orders from, one or more of our major customers that account for a significant portion of our revenues;

•	lengthy, costly and unpredictable design, qualification and sales processes for a limited number of customers in the enterprise SSD market;

•	increased costs and lower gross margins due to more frequent product updates, returns of obsolete products and warranty claims from our more complex SSD solutions and firmware;

•	excess inventory or lost sales resulting from unpredictable or changing demand for our products;

•	failure to manage the risks associated with our ventures and strategic partnerships with Toshiba;

•
fluctuations or declines in our license and royalty revenues due to license agreement renewals on less favorable terms, non-renewals, business performance of our licensees, or if licensees or we fail to perform on contractual obligations;

•
inability to develop, or unexpected difficulties or delays in developing or ramping with acceptable yields, new technologies such as 1Y-nanometer or subsequent process technologies, X3 NAND memory architecture, BiCS technology, 3D ReRAM, or other advanced alternative technologies;

•	disruptions in our supply chain, whether due to natural disasters, emergencies such as power outages, fires or chemical spills, or employee strikes or other job actions;

•	inability to enhance current products or develop new products on a timely basis or in advance of our competitors;

•	increased memory component and other costs as a result of currency exchange rate fluctuations for the U.S. dollar, particularly with respect to the Japanese yen;

•	inability to obtain non-captive memory supply of the right product mix and quality in the time frame necessary to meet demand, or inability to realize an adequate margin on non-captive purchases;

•	insufficient non-flash memory materials or capacity from our suppliers and contract manufacturers to meet demand or increases in the cost of non-memory materials or capacity;

•
insufficient assembly and test or retail packaging and shipping capacity from our Shanghai, China facility or our contract manufacturers, or labor unrest, employee strikes or other disruptions at any of these facilities;

•
errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers;

•	the financial strength and market share of our customers; and

•	the other factors described in this “Risk Factors” section and elsewhere in this report.

Competitive pricing pressures may result in lower average selling prices for our products, and if such price declines are not offset by a corresponding increase in demand for our products, our revenues may decline. The price of NAND flash memory is influenced by, among other factors, the balance between supply and demand, including the effects of new fab capacity, macroeconomic factors and business conditions, technology transitions, conversion of industry DRAM capacity to NAND, and new technologies or other actions taken by us or our competitors to gain market share. In particular, the NAND flash memory industry has, from time-to-time, experienced periods of excess supply, resulting in significant price declines. Industry capacity is expected to continue to grow, and if capacity grows at a faster rate than market demand, the industry could again experience significant price declines. If we are not able to offset significant price declines with sufficient increases in unit sales or average memory capacity per unit or a shift in product mix towards products with higher average selling prices, our revenues and operating results may be harmed.

If we are unable to reduce our manufacturing costs to keep pace with reductions in average selling prices, our gross margins may be harmed. Because of the historical and expected future declines in the price of NAND flash memory, we need to reduce our manufacturing costs in order to maintain adequate gross margins. Our ability to reduce our cost per gigabyte of memory produced depends on technology transitions and the improvement of manufacturing efficiency, including manufacturing yields. If our technology transitions (for example, the production ramp of NAND technology on the 1Y-nanometer process node) take longer or are more costly to complete than anticipated, our manufacturing costs may not remain competitive with other flash memory producers, which would harm our gross margins and financial results. Furthermore, the inherent physical technology limitations of NAND flash technology may result in more costly technology transitions that we have experienced in the past, which could further limit our ability to keep pace with reductions in average selling prices. Manufacturing yields are a function of both design and manufacturing process technology, and yields may also be impacted by equipment malfunctions, fabrication facility accidents or human error. Yield problems may not be identified during the production process or solved until an actual product is manufactured and tested, further increasing our costs. If we are unable to improve manufacturing yields or other manufacturing efficiencies, our gross margins and results of operations would be harmed.

Our reliance on and investments in captive manufacturing capacity limit our ability to respond to industry fluctuations in supply and demand. The semiconductor industry, and the NAND flash memory industry in particular, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. We are limited in our ability to react or adjust our cost structure in response to these cyclical fluctuations. We rely on our significant investments in Flash Ventures as a captive source of the vast majority of our NAND flash memory supply. Growth in our captive memory supply comes from investments in technology transitions and new capacity at Flash Ventures. These investment decisions require significant planning and lead-time before an increase in supply can be realized, and are further determined by factors such as the timing, rate and type of investment by us and Toshiba, our partner in Flash Ventures, agreement between us and Toshiba as to these matters, our profitability, our estimation of market demand and our liquidity position. A failure to accurately forecast demand for our products or industry capacity could cause us to over-invest or under-invest in the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply that could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. For example, we recorded charges of $121 million and $63 million in fiscal year 2008 and the first quarter of fiscal year 2009, respectively, for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. On the other hand, if we or Toshiba under-invest in captive memory capacity or technology transitions, we may not have enough captive supply to meet demand on a timely and cost effective basis and we may lose sales opportunities and market share as a result, which would harm our ability to grow revenues. In such cases, we may have only a limited ability to satisfy our supply needs from non-captive supply sources and may not be able to obtain the right mix of non-captive product within an adequate lead time or at a cost that allows us to generate an adequate gross margin. Our customers also may not allow us to change the memory in the products that they have already qualified. Our inability to obtain sufficient cost-effective non-captive memory that meets our requirements may cause us to lose sales, market share and profits, which would harm our operating results. In addition, we are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed under Flash Ventures and the foundry arrangement with Toshiba for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margins. Our limited ability to react to fluctuations in supply and demand makes us particularly susceptible to variations from our forecasts and expectations, and even in times of excess demand, our operating results may be harmed.

The future growth of our business depends on the development and performance of new and growing markets and products for flash memory, including the client computing and enterprise SSD markets, and on our ability to gain market share in these markets. Historically, removable flash memory cards and USB drives, both sold primarily through the retail channel, provided the majority of our revenues. As growth in these retail products slowed, we increased sales of embedded NAND flash memory for devices such as mobile phones, tablets, and other mobile devices, which now represent the largest percentage of our product revenues. Our future growth is dependent on the development of new markets, new applications and new products for flash memory. There can be no assurance that the use of flash memory in existing markets and products will continue or grow fast enough, or at all, or that new markets will adopt flash technologies in general or our products in particular, to enable us to grow.

Over the next several years, we believe that the largest growth areas for NAND flash will be SSD solutions in the client computing and enterprise data center markets, whereas the mobile market for NAND flash is expected to grow at a slower rate than in the past, and the retail market for flash is expected to be approximately constant or declining. We will continue to make significant investments in the development of hardware and software solutions for SSD markets in order to successfully penetrate and gain market share in SSD solutions. Our ability to succeed in the SSD solutions market is subject to various risks and uncertainties, including, among other things:

•	we may be unable to successfully develop or qualify SSD solutions that meet our customers’ requirements, and we cannot guarantee that customers will adopt our SSD solutions even if we do;

•	designing and qualifying products in the SSD solutions market will require greater investments and customization than our traditional markets;

•
we may not be able to transition customers to our leading edge products which would prevent us from getting the full cost advantage of new technology transitions due to longer customer product cycles in the SSD solutions market;

•	SSD solutions require more software than our traditional products, and we must continue to develop software expertise; and

•
SSD solutions require different go-to-market strategies compared to our historical consumer and mobile products, and we may be unable to build an effective sales and marketing operation to sell our SSD solutions.

If we are unable to successfully develop, qualify and sell client computing and enterprise SSD solutions, we could lose sales and corresponding profit opportunities, which would harm our operating results.

Our revenues depend in large part on our ability to achieve design wins with OEM customers and the success of products sold by our OEM customers. Our primary OEM products include cards for mobile devices, embedded memory products, and SSDs for the notebook and server markets. Our OEM revenue is primarily dependent upon our products meeting OEM specifications and the achievement of design wins in an OEM’s products such as mobile phones, tablets, computers and enterprise servers. Even if our products meet OEM specifications, our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors, on the OEMs’ ability to create, market and sell their products successfully, and our ability to supply our products in sufficient quantity and in a timely manner. For example, in the first half of fiscal year 2012, our OEM sales declined because our next generations of mobile embedded products were in various stages of development and qualification, and because mobile OEM customers reduced their rate of card bundling and bundled lower capacity cards. If our OEM customers are not successful in selling their current or future products in sufficient volume or in a timely manner, or should they decide not to use our products, or should they further reduce their card bundling or bundle lower capacity cards, or should we not be able to produce our products in sufficient quantity or quality, our revenues, operating results and financial condition could be harmed.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenues and operating results could suffer. In fiscal year 2012, one customer, Apple, accounted for 13% of our total revenues, and our top two customers represented 22% of our total revenues. In fiscal year 2011, one customer, Samsung, accounted for 10% of our total revenues, and our top two customers represented 19% of our total revenues. The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and there have been changes in the market share concentration among our customers. We expect fluctuations in our customer and licensee base and the mix of our revenue by customer and licensee to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time with limited notice or penalty. If we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results could suffer.

Our enterprise SSD business is characterized by sales to a limited number of customers with long design, qualification and sales processes. The enterprise SSD market is comprised of a relatively limited number of customers, with long design, qualification and test cycles prior to sales. OEM customers in the enterprise SSD market typically also require us to customize our products, which could further lengthen the sales process. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any customer orders. These lengthy and uncertain processes also make it difficult for us to forecast demand and timing of customer orders. Moreover, we start manufacturing our products and placing orders for materials and components based on non-binding forecasts that our OEM customers provide to us, further increasing our exposure when actual sales vary from the OEM customer’s forecasts. The difficulty in forecasting demand and the customized nature of our products for certain OEMs make it difficult to anticipate our inventory requirements, which may cause us to over-purchase materials and components or over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Furthermore, due to longer customer product cycles, we may not be able to transition customers to our leading edge products, which would prevent us from benefitting from the technology transitions that enable cost reductions, which may harm our product gross margins. We are also in the process of transitioning our enterprise solutions products from non-captive memory to captive memory, and delays in the qualification of captive memory for these products may cause unexpected declines in our revenue or margins from these products.

Our SSD products are more complex and rely on more sophisticated firmware than our other products, which may result in increased costs and lower gross margins due to more frequent product updates, returns of obsolete products and warranty claims. Our SSD solutions in the client computing and enterprise data center markets are more complex than our traditional products due to, among other things, an increased dependence on more sophisticated firmware and, with respect to enterprise SSDs, customization of our products for specific OEM customers. Changes in our OEM customers’ specifications for these products could require us to update the firmware for our SSD products, which results in increased costs for processing these updates. Furthermore, our failure to update our products to comply with the new specifications may result in reduced demand from our customers for a particular SSD solution, notwithstanding the long design, qualification and test cycles we have undertaken as part of our sales process for that solution, which may harm our results of operations.

Difficulty in forecasting demand for our products may result in excess inventory or lost sales, either of which could harm our financial results. The majority of our products are sold directly or indirectly into consumer markets, which are difficult to accurately forecast. Also, a substantial majority of our quarterly sales are from orders received and fulfilled in that quarter. Additionally, we depend upon timely reporting from our customers as to their inventory levels and sales of our products in order to forecast demand for our products. The failure to accurately forecast demand for our products may result in lost sales or excess inventory and associated reserves or write-downs, any of which could harm our business, financial condition and operating results.

The long lead times for some of our purchasing arrangements further restrict our ability to respond to variations from our forecasts. Some of our silicon purchasing arrangements provide that the first three months of our rolling six-month projected supply requirements are fixed and we may make only limited percentage changes in the second three months of the period covered by our supply requirement projections. Our products also contain non-silicon components that have long lead-times requiring us to place orders several months in advance of anticipated demand. In addition, purchasing decisions for manufacturing tools in Flash Ventures often need to be made several months in advance in order to ensure that the tools can be integrated into the manufacturing process when increased capacity is needed. These purchasing arrangements increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand.

We rely substantially on our ventures and strategic partnerships with Toshiba, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results. The vast majority of our NAND flash memory is supplied by Flash Ventures. In addition, we partner with Toshiba on the development of NAND flash technology and we have entered into strategic partnerships with Toshiba relating to research and development for the next technology transitions of NAND flash and alternative technologies beyond NAND flash technologies. These ventures and strategic partnerships are subject to various risks that could harm the value of our investments, our results of operations or our future growth opportunities, including, among others:

•
under the terms of our venture agreements with Toshiba, which govern the operations of Flash Ventures, we have limited power to unilaterally direct most of the activities that most significantly impact Flash Ventures’ financial performance, including technology transitions, capital investment and other manufacturing and operational activities at Flash Ventures; the process of reaching agreement with Toshiba may be time consuming and may result in decisions that could harm our future results of operations, financial condition or competitiveness;

•	the terms of our arrangements with Toshiba include provisions such as exclusivity, transfer restrictions, and limited termination rights, which limit our flexibility; and

•
we may not always agree with Toshiba on the NAND research and development roadmap, or the technology path beyond NAND flash memory, and we or Toshiba may have different priorities with respect to investment in Flash Ventures.

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

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory obsolete or less attractive, and we may not have access to those new technologies on a cost-effective basis, or at all, or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. We have a three-pronged strategy towards our investments and efforts in next generation technology scaling and migration: (1) NAND scaling; (2) BiCS technology; and (3) 3D ReRAM technology. The pace at which NAND flash technology is transitioning to new generations is slowing down due to inherent technology limitations. We currently expect to be able to continue to scale our NAND flash technology through two additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture. In the first quarter of fiscal year 2011, we began investing in BiCS and other technologies. In BiCS technology, the memory cells are packed along the vertical axis as opposed to the horizontal axis as in the current NAND flash technologies. We believe BiCS technology, if successful, could enable further memory cost reductions beyond the existing NAND roadmap, until 3D ReRAM technology is developed and fully ramped into high volume production. We also continue to invest in future alternative technologies, particularly our 3D ReRAM technology, which we believe may be a viable alternative to NAND flash technology, when NAND flash technology can no longer scale at a sufficient rate, or at all. However, even when NAND flash technology can no longer be further scaled, we expect NAND flash technology and potential alternative technologies to coexist for an extended period of time. The success of our overall technology strategy is also dependent in part upon the development by third-party suppliers of advanced semiconductor materials and process technologies, such as extreme ultraviolet, or EUV. Our technology development of NAND, BiCS and 3D ReRAM is done in conjunction with Toshiba, and the success of our development could be influenced by whether we are able to agree with Toshiba on a technology path or the timing and amount of investment. There can be no assurance that we will be successful in developing BiCS, 3D ReRAM or other technologies, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies. Furthermore, we cannot guarantee that BiCS, 3D ReRAM or other technologies we develop will be sufficient alternatives for NAND flash memory, will match or exceed all of the performance characteristics of NAND flash technology, or will be well-suited, in a timely manner or at all, for all of the applications in the end markets that NAND flash memory currently addresses or may address in the future.

Many companies, including some of our competitors, are attempting to develop alternative non-volatile technologies such as magnetoresistive RAM, or MRAM, ReRAM, Memristor, vertical or stacked NAND, phase-change and charge-trap flash technologies and other technologies. Successful broad-based commercialization of one or more of these technologies could reduce the future revenue and profitability of NAND flash technology and could supplant the potential alternative BiCS or 3D ReRAM technologies that we are developing. In addition, we generate license and royalty revenues from NAND flash technology, and if NAND flash technology is replaced by a technology where our IP is less relevant, our license and royalty revenues would decrease. Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally. If our competitors successfully develop new or alternative technologies, and we are unable to scale our technology on an equivalent basis, or if our competitors’ new or alternative technologies satisfy application-specific requirements that our technologies are not able to, we may not be able to compete effectively, and our operating results and financial condition would suffer.

Alternative technologies or storage solutions such as cloud storage, enabled by high bandwidth wireless or internet-based storage, could reduce the need for physical flash storage within electronic devices, which could materially harm our operating results.

We require an adequate level of product gross margins to continue to invest in our business. Our ability to generate sufficient product gross margins and profitability to invest in our business is influenced by supply/demand balance in the flash memory industry, our ability to reduce our cost per gigabyte at an equal or higher rate than the price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the mix of our products, the continued acceptance of our products by our customers and our management of production capacity. For example, we experienced negative product gross margins for fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write downs. If we fail to maintain adequate product gross margins and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities, including funding technology development and capacity expansion.

Any disruption or shortage in our supply chain could reduce our revenues, earnings and gross margins. All of our flash memory products require silicon supply for the memory and controller components. The vast majority of our flash memory is currently supplied by Flash Ventures and to a much lesser extent by third-party silicon suppliers. Any disruption or shortage in supply of flash memory from our captive or non-captive sources, including disruptions due to disasters, work stoppages, supply chain interruptions and other factors, would harm our operating results.

The concentration of Flash Ventures in Yokkaichi, Japan, magnifies the risks of supply disruption. The Yokkaichi location and Japan in general are subject to earthquakes, typhoons and other natural disasters. Moreover, Toshiba’s employees who produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt our wafer supply from Flash Ventures. A disruption in our captive wafer supply, whether due to disruptions from natural disasters, emergencies such as power outages, fires or chemical spills, or employee strikes or other job actions could cause us not to have sufficient supply to meet demand, resulting in lost sales and market share, as well as significant costs, including wafer loss. For example, the March 11, 2011 earthquake and tsunami in Japan caused a brief equipment shutdown at Flash Ventures, which resulted in some wafer loss as well as delayed or canceled deliveries of certain tools and materials from suppliers impacted by the earthquake. In addition, Flash Ventures has, from time to time, experienced power outages and power fluctuations, which have resulted in a loss of wafers and increased costs associated with bringing the facility back online.

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

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection claims, any of which would harm our business, financial condition and operating results. A significant portion of our sales is made through retailers (for our retail channel) and distributors (for both our retail and OEM channels). Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and, therefore, must rely on them to effectively sell our products. In addition, sales through retailers and distributors typically include commercial terms such as the right to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. If our retailers and distributors are not successful in selling our products, not only would our revenues would decrease, but we could also experience lower gross margins due to substantial product returns or price protection claims. Furthermore, certain of our retailers and distributors are experiencing financial difficulty, and continued negative business or economic conditions could exacerbate liquidity issues for them. Negative changes in the credit-worthiness or the ability to access credit, or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances. We also provide inventory on a consigned basis to certain of our retailers, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory charges.

In transitioning to new technologies and products, we may not achieve OEM design wins, our OEM customers may delay transition to new technologies, our competitors may transition more quickly than we do, or we may experience product delays, cost overruns or performance issues that could harm our business. The transition to new generations of products, such as products containing 19-nanometer, 1Y-nanometer or subsequent process technologies and/or X3 NAND memory architecture, is highly complex and requires new controllers, new test procedures and modifications to numerous aspects of our manufacturing processes, resulting in the need for extensive qualification of the new products by our OEM customers and us. If we fail to achieve OEM design wins with new technologies such as 19-nanometer, 1Y-nanometer or the use of X3 in certain products, or if our OEM customers choose to transition to these new technologies more slowly than our roadmap plans, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our OEM market share. Furthermore, there can be no assurance that technology transitions will occur on schedule, at the yields or costs that we anticipate, or that products based on the new technologies will meet customer specifications. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results. If our competitors transition to these new technologies more quickly than we are able to, our ability to compete effectively would be harmed.

We develop new applications, technologies and standards, which may not be widely adopted by consumers or enterprises, or, if adopted, may reduce demand for our older products. We devote significant resources to the development of new applications, products and standards. New applications may require significant upfront investment with no assurance of long-term commercial success or profitability. As we introduce new standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all. Failure of consumers or enterprises to adopt our new applications, standards or technologies could harm our results of operations as we fail to reap the benefits of our investments. Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products. If new standards are broadly accepted and we do not adopt these new standards in our products, our revenues and results of operations may be harmed.

We face competition from numerous manufacturers and marketers of products using flash memory and if we cannot compete effectively, our operating results and financial condition will suffer. We face competition from NAND flash memory manufacturers and from companies that buy NAND flash memory and incorporate it into their end products. We face different competitive pressures in different markets, and we compete to varying degrees on the basis of, among other things, price, quality and timely delivery of products, product performance, availability and differentiation, and the development of industry standards and formats. The success of our competitors may harm our future revenues or margins and may result in the loss of our key customers.

•
NAND Manufacturers. We compete with NAND flash memory manufacturers, including Hynix, Intel, Micron, Samsung and Toshiba. These competitors are large companies that may have greater and more advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources, better recognized brand names and more diversified and lower cost businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our competitors at a low cost. In addition, many of our competitors have more diversified semiconductor manufacturing capabilities and can internally produce integrated solutions or hybrid products that may include a combination of NAND flash, DRAM, custom ASICs or other integrated products, while our captive manufacturing capability is solely dedicated to NAND flash. These diversified capabilities may also provide these competitors with a competitive advantage not only in product design and manufacturing due to the ability to leverage know-how in DRAM, custom ASICs or other technologies, but also in a greater ability to respond to industry fluctuations due to their ability to convert their DRAM and other semiconductor manufacturing capacity to NAND flash and vice-versa. Current and future memory manufacturer competitors could produce alternative flash or other memory technologies that could compete against our NAND flash technology or our alternative technologies, which may reduce demand or accelerate price declines for our products. Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of NAND flash technology in new applications. If our scaling of NAND flash technology slows down relative to our competitors, our business and operating results would be harmed and our investments in captive fabrication facilities could be impaired.

•
Flash Memory Card Manufacturers and Resellers. We compete with flash memory card manufacturers and resellers, which purchase or have a captive supply of flash memory components and assemble memory cards. We also sell flash memory in the form of white label cards, wafers or components to certain OEMs who sell flash products that may ultimately compete with our branded products in the retail or OEM channels. The sales volumes and pricing to these OEMs can be highly variable and these OEMs may be more inclined to switch to an alternative supplier based on short-term price fluctuations or the timing of product availability, which could harm our branded market share and reduce our sales and profits.

•
Client Storage Solution Manufacturers. In the market for client computing SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, from third-party client SSD solution providers such as Kingston, OCZ and PLDS, and from hard drive manufacturers such as Seagate and WDC. In this market, we compete with these industry players largely on the basis of performance capabilities and product reliability. Many of the large NAND flash producers have established relationships with computer manufacturers, or are computer manufacturers themselves, which gives them a competitive advantage in qualifying and integrating their client storage solutions in this market as well as the ability to leverage competencies that have been developed through these relationships in the past. Hard drive manufacturers may also have a competitive advantage in their ability to leverage their existing relationships and brand recognition with customers, as well as their ability to leverage existing technology in creating hybrid drive products. Our failure to compete effectively against these industry players could harm our business and results of operations.

•
Enterprise Storage Solution Manufacturers. In the market for enterprise data center SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, from enterprise SSD solution providers such as Fusion-io, LSI, SMART Modular and STEC, and from hard drive manufacturers such as Seagate and WDC. Many of these competitors have significantly more experience with the software components that are required for successful enterprise SSD solutions, and our failure to continue to develop software expertise could harm our ability to effectively compete in this market. In addition, enterprise data center SSDs is an emerging market, and many start-up companies are contributing to the development of this market. Our competitors in this market may acquire or develop other strategic relationships with these start-ups before we are able to, and if we are unable to independently develop capabilities that we would have acquired through these start-ups, we may be unable to effectively compete.

Our ability to generate adequate margins for certain products may be limited by our ability to secure components or materials required to produce those products. Our products require certain non-flash memory components and materials for which we do not have captive supply. Our ability to generate adequate margins could be impacted by an inability to cost effectively source those components or materials. For example, we supply MCP storage solutions for use in mobile devices. These MCP solutions include both NAND flash memory and DRAM; however, since we do not have a captive supply of DRAM, there could be periods in which we are unable to cost-effectively source the DRAM that we require or to source DRAM in the quantities or on the timeline that we require. If we are unable to source certain components or materials cost effectively, or at all, our revenue and margins may be harmed.

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

Under certain conditions, the Flash Ventures’ master equipment lease obligations could be accelerated, which would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, some of the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion, or our failure to maintain a minimum corporate rating of either BB- from S&P or Moody’s Corporation, or Moody’s, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I. As of December 30, 2012, Flash Ventures was in compliance with all of its master lease covenants. As of December 30, 2012, our R&I credit rating was BBB, two notches above the required minimum corporate rating threshold for R&I; and our S&P credit rating was BB, one notch above the required minimum corporate rating threshold for S&P.

If our stockholders’ equity were to fall below $1.51 billion or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $926 million, based upon the exchange rate at December 30,

2012, covered by our guarantee under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available.

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

We rely on our suppliers, some of which are the sole source of supply for our non-memory components, and capacity limitations of these suppliers expose our supply chain to unanticipated disruptions or potential additional costs. We do not have long-term supply agreements with many of our suppliers, certain of which are sole sources of supply for our non-memory components. From time-to-time, certain materials may become difficult or more expensive to obtain, including due to capacity constraints of these suppliers, which could impact our ability to meet demand and could harm our profitability. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply in a timely manner, on competitive terms, or at all.

We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third-party subcontractors for a portion of our wafer testing, chip assembly, product assembly, product testing and order fulfillment. From time-to-time, our subcontractors have experienced difficulty meeting our requirements. If we are unable to increase the amount of capacity allocated to us from our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products. We do not have long-term contracts with some of our existing subcontractors, nor do we have exclusive relationships with any of our subcontractors and, therefore, cannot guarantee that they will devote sufficient resources to manufacturing our products. We are not able to directly control product delivery schedules or quality assurance. Furthermore, we manufacture on a turnkey basis with some of our subcontractors. In these arrangements, we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would harm our operating results.

Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources, increased service costs, warranty and indemnification claims and litigation. Our products are complex, must meet stringent user requirements and may contain errors or defects, and the majority of our products provide a warranty period. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources. In addition, the substantial majority of our flash memory is supplied by Flash Ventures, and if the wafers from Flash Ventures contain errors or defects, our overall supply could be harmed. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, indemnification of our customers’ product recall and other costs, warranty claims and litigation. Generally, our OEM customers have more stringent requirements than other customers and our concentration of revenue from OEMs, especially OEMs who purchase our enterprise storage and client storage products, could result in increased expenditures for product testing, or increase our service costs and potentially lead to increased warranty or indemnification claims. Furthermore, the costs of errors or defects in our embedded products may be greater than those of stand-alone, removable products due to the effect that such errors or defects may have on other components of the device in which they are embedded. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and harm our operating results and financial condition.

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

Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen. For example, in recent years the Japanese yen has significantly appreciated relative to the U.S. dollar. This has increased our cost of NAND flash wafers, negatively impacting our gross margins and operating results. In addition, our investments in Flash Ventures are denominated in Japanese yen and further strengthening of the Japanese yen would increase the cost to us of future funding and increase the value of our yen-denominated investments, increasing our exposure to asset impairments. Macroeconomic weakness in the U.S. or other parts of the world could lead to further strengthening of the Japanese yen, which would harm our gross margins, operating results, and the cost of future Flash Venture funding and increase the risk of asset impairment. We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia. Additionally, we have exposures to emerging market currencies, which can be extremely volatile. We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

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

If our security measures are breached and unauthorized access to our information technology systems is obtained, we may lose proprietary data. Our security measures may be breached as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, and result in unauthorized access to our customers’ data or our data, including our IP and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or confidential customer, supplier or employee data, which could result in legal liability, harm to our reputation and other harm to our business.

We may need to raise additional financing, which could be difficult to obtain, and which, if not obtained in satisfactory amounts, may prevent us from funding Flash Ventures, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business. We currently believe that we have sufficient cash resources to fund our operations as well as our anticipated investments in Flash Ventures for at least the next twelve months; however, we may decide to raise additional funds to maintain the strength of our balance sheet or fund our operations through equity, public or private debt, or lease financings. However, we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, our credit rating may be downgraded, and we may not be able to develop or enhance our technology or products, fulfill our obligations to Flash Ventures, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could harm our business.

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

There are flash memory producers, flash memory card manufacturers and other companies that utilize flash memory who we believe may infringe our IP. Enforcement of our rights often requires litigation. If we bring a patent infringement action and are not successful, our competitors would be able to use similar technology to compete with us. Moreover, the defendant in such an action may successfully countersue us for infringement of their patents or assert a counterclaim that our patents are invalid or unenforceable. If we do not prevail in the defense of patent infringement claims, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products in one or more geographic locations, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed. If we are enjoined from selling our products, or if we are required to develop new technologies or pay significant monetary damages or are required to make substantial royalty payments, our business and results of operations would be harmed.

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

Moreover, from time-to-time, we agree to indemnify certain of our suppliers and customers for alleged patent infringement. The scope of such indemnity varies but generally includes indemnification for direct and consequential damages and expenses, including attorneys’ fees. We may be engaged in litigation as a result of these indemnification obligations. Third-party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may harm our business, financial condition and operating results. For additional information concerning legal proceedings, see Item 3, “Legal Proceedings.”

We may be unable to license, or license at a reasonable cost, IP from third parties as needed, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling products. If we incorporate third-party technology into our products or if we are found to infringe the IP of others, we could be required to license IP from third-parties. We may also need to license some of our IP to others in order to enable us to obtain important cross-licenses to third-party patents. We cannot be certain that licenses will be offered when we need them, that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third parties, we may be required to pay license fees, royalty payments, or offset license revenues. In addition, if we are unable to obtain a license that is necessary to manufacture or sell our products, we could be required to redesign or stop shipping our products to one or more geographic locations, suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third parties. We may not be successful in redesigning our products, or the necessary licenses may not be available under reasonable terms, which would harm our business and financial results.

Changes in the seasonality of our business may result in our inability to accurately forecast our product purchase requirements. Sales of our products in the consumer electronics market are subject to seasonality. Sales have typically increased significantly in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following fiscal year. However, the current global economic environment may impact typical seasonal trends, making it more difficult for us to forecast our business. Changes in the product or channel mix of our business can also impact seasonal patterns, adding to complexity in forecasting demand. If our forecasts are inaccurate, we may lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and operating results. Changes in seasonality may also lead to greater volatility in our stock price and the need for significant working capital investments in receivables and inventory, including the need to build inventory levels in advance of our projected high volume selling seasons.

We are vulnerable to numerous risks related to our international operations, including political instability, and we must comply with numerous laws and regulations, many of which are complex. Currently, a large portion of our revenues are derived from our international operations, and all of our products are produced overseas in China, Japan and Taiwan. Our revenue and future growth is also significantly dependent on international markets, and we may face difficulties entering or maintaining sales in some international markets. We are, therefore, affected by the political, economic, labor, environmental, public health and military conditions in these countries. For example, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of IP rights, which results in the prevalence of counterfeit goods in China, among other things, as well as piracy and degradation of our IP protection. Our efforts to prevent counterfeit products from entering the market may not be successful, and the sale of counterfeit products could harm our operating results and financial condition. In addition, customs regulations in China are complex and subject to frequent changes and, in the event of a customs compliance issue, our ability to import to, and export from, our factory in Shanghai, China could be adversely affected, which could harm our operating results and financial condition.

Our international business activities could also be limited or disrupted by any of the following factors:

•	the need to comply with foreign government regulation;

•	the need to comply with U.S. regulations on international business, including the Foreign Corrupt Practices Act and rules regarding conflict minerals;

•	changes in diplomatic and trade relationships;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia, including natural disasters or labor strikes;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	a higher degree of commodity pricing than in the U.S.;

•	changes in, or the particular application of, government regulations;

•	import or export restrictions that could affect some of our products, including those with encryption technology;

•	duties and/or fees related to customs entries for our products, which are all manufactured offshore;

•	longer payment cycles and greater difficulty in accounts receivable collection;

•	adverse tax rules and regulations;

•	weak protection of our IP rights;

•	delays in product shipments due to local customs restrictions; and

•	delays in research and development that may arise from political unrest at our development centers in Israel or other countries.

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

We may not be able to realize the potential financial or strategic benefits of business acquisitions or strategic investments, which could harm our ability to grow our business, develop new products or sell our products. We have in the past and may in the future enter into acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into new markets. Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control and no assurance can be given that our previous or future acquisitions will be successful, will deliver the intended benefits, and will not materially harm our business, operating results or financial condition. Furthermore, negotiation and integration of acquisitions or strategic investments could divert management’s attention and other company resources. Factors associated with past or future acquisitions or investments that could harm our growth prospects or results of operations include:

•	difficulty in integrating the technology, products, operations or workforce of the acquired business into our business;

•	difficulty in entering into new markets in which we have limited or no experience, such as software solutions, and where competitors have stronger positions;

•	loss of, or impairment of relationships with, our key employees, vendors or customers;

•	difficulty in operating in new and potentially disperse locations;

•	disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;

•	failure to realize the potential financial or strategic benefits of the transaction;

•	difficulty integrating the accounting, management information, human resources and other administrative systems of the acquired business;

•	disruption of or delays in ongoing research and development efforts and release of new products to market;

•	diversion of capital and other resources;

•	assumption of liabilities;

•	issuance of equity securities that may be dilutive to our existing stockholders;

•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;

•	failure of the due diligence processes to identify significant issues with product quality, technology and development, or legal and financial issues, among other things;

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

Our success depends on our key personnel, including our senior management, and the loss of key personnel or the transition of key personnel could disrupt our business. Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel. We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time. Our success will depend on our ability to recruit and retain additional highly-skilled personnel. We have relied on equity awards in the form of stock options and restricted stock units as one means for recruiting and retaining highly skilled talent and a reduction in our stock price may reduce the effectiveness of these equity awards in retaining employees. We also rely on cash incentive awards to motivate and retain employees. These cash incentive awards depend significantly on our financial and business performance, and variations in our financial and business performance from our expectations at the time we set the targets for such cash incentive awards could result in decreased or eliminated awards, reducing the effectiveness of these cash incentive awards in retaining employees.

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

Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could harm our operations. Our supply chain operations, including those of our suppliers and subcontractors, are concentrated in the United States, Japan, Taiwan, China and Singapore. In the past, certain of these areas have been affected by natural disasters such as earthquakes, tsunamis, floods and typhoons, and some areas have been affected by epidemics. In addition, our headquarters, which house a significant concentration of our research and development and engineering staff, are located in the San Francisco Bay Area, an area that is prone to earthquakes. If a natural disaster or epidemic were to occur in one or more of these areas, we could incur a significant work or production stoppage. The impact of these potential events is magnified by the fact that we do not have insurance for most natural disasters, including earthquakes and tsunamis. The impact of a natural disaster could harm our business and operating results.

Disruptions in global transportation could impair our ability to deliver or receive product on a timely basis, or at all, causing harm to our financial results. Our raw materials, work-in-process and finished products are primarily distributed via air transport. If there are significant disruptions in air transport, we may not be able to deliver our products or receive raw materials. Any natural disaster that affects air transport in Asia could disrupt our ability to receive raw materials in, or ship finished product from, our Shanghai, China facility or our Asia-based contract manufacturers. As a result, our business and operating results may be harmed.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability. We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. For example, we were under a federal income tax audit by the U.S. Internal Revenue Service, or IRS, for fiscal years 2005 through 2008 and received the Revenue Agent’s report in February 2012. The most significant proposed adjustments are comprised of related party transactions between our U.S. parent company and our foreign subsidiaries. We are contesting these adjustments through the IRS Appeals Office and cannot predict when a resolution will be reached. Furthermore, we are currently under a federal income tax audit by the IRS for fiscal years 2009 through 2011. While we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. IRS audits may also impact the timing and/or amount of our refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S.

We may be subject to risks associated with laws, regulations and customer initiatives relating to the environment or other social responsibility issues. Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the responsibility for environmentally safe disposal or recycling. Such laws and regulations have recently been passed in several jurisdictions in which we operate, including Japan and certain states within the U.S. In addition, climate change issues, energy usage and emissions controls may result in new environmental legislation and regulations, at the international, federal or state level, that may make it more difficult or expensive for us, our suppliers and our customers to conduct business. Any of these regulations could cause us to incur additional direct costs, as well as increased indirect costs related to our relationships with our customers and suppliers, and otherwise harm our operations and financial condition.

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

New conflict minerals regulations may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products. In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These new rules will require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or an adjoining country. These new rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

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

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Convertible Senior Notes due 2013 and 1.5% Convertible Senior Notes due 2017. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of December 30, 2012, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $926 million based on the exchange rate at December 30, 2012. In addition, we have significant commitments for the future fixed costs of Flash Ventures, and we will incur significant obligations with respect to Flash Forward as well as continued investment in Flash Partners and Flash Alliance. Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

The net share settlement feature of the 1% Convertible Senior Notes due 2013 and 1.5% Convertible Senior Notes due 2017 may have adverse consequences for us or our noteholders. The 1% Convertible Senior Notes due 2013, or 1% Notes due 2013, and 1.5% Convertible Senior Notes due 2017, or 1.5% Notes due 2017, are subject to net share settlement, which means that we will satisfy our conversion obligation to holders by paying cash in settlement of the lesser of the principal amount and the conversion value of the 1% Notes due 2013 and 1.5% Notes due 2017 and by delivering shares of our common stock in settlement of any and all conversion obligations in excess of the principal amount. Accordingly, upon conversion of a note, holders might not receive any shares of our common stock.

Our failure to convert the 1% Notes due 2013 and 1.5% Notes due 2017 into cash or a combination of cash and common stock upon exercise of a holder’s conversion right in accordance with the provisions of the applicable indenture would constitute a default under that indenture. We may not have the financial resources or be able to arrange for financing to pay such principal amount in connection with the surrender for conversion of the 1% Notes due 2013, which are due in May 2013, and the 1.5% Notes due 2017. While we do not currently have any debt or other agreements that would restrict our ability to pay the principal amount of any convertible notes in cash, we may enter into such an agreement in the future, which may limit or prohibit our ability to make any such payment. In addition, a default under either indenture could lead to a default under existing and future agreements governing our indebtedness. If, due to a default, the repayment of related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and amounts owing in respect of the conversion of any convertible notes.

The convertible note hedge transactions and warrant transactions and/or early termination of the convertible note hedge and warrant transactions may affect the value of the notes and our common stock. In connection with the pricing of the 1% Notes due 2013 and 1.5% Notes due 2017, we have entered into privately negotiated convertible note hedge transactions with the underwriters in the offerings of the notes (collectively, the “dealers”) or their affiliates. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the 1% Notes due 2013 and the 1.5% Notes due 2017. These transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the 1% Notes due 2013 and 1.5% Notes due 2017. However, if there is a counterparty default or other nonperformance under the hedge transactions, we may not be able to reduce the potential dilution with respect to our common stock upon conversion of our 1% Notes due 2013 and 1.5% Notes due 2017, or we may not be refunded our initial costs associated with such hedge transactions. Separately, we have also entered into privately negotiated warrant transactions with the dealers or their affiliates, relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments.

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

Our corporate headquarters are located in Milpitas, California. As of December 30, 2012, we owned five buildings comprising approximately 590,000 square feet and leased three buildings comprising approximately 245,000 square feet. These buildings house our corporate offices, including personnel from engineering, sales, marketing, operations and administration. As the lease agreements expire between March 31, 2013 and May 31, 2013, we are completing the process of moving our corporate offices into the five owned buildings.

We own two testing and assembly buildings comprising approximately 686,000 square feet located on a 50-year land lease in Shanghai, China, of which 44 years remain. In addition, we own two buildings comprising approximately 157,000 square feet located in Kfar Saba, Israel, that house administrative offices and research and development facilities. The buildings are located on a 99-year land lease, of which 80 years remain. We are constructing a building of approximately 64,000 square feet located in Tefen, Israel, that is expected to be completed in 2013 and will house administrative offices and research and development facilities. The construction of this building is located on a 50-year land lease, of which 45 years remain.

We also lease offices supporting our sales, operations, administration and design in the U.S., China, France, Germany, India, Ireland, Israel, Japan, Korea, Russia, Scotland, Singapore, Spain, Sweden, Taiwan and the United Arab Emirates.

ITEM 3.	LEGAL PROCEEDINGS

See Note 16, “Litigation,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8, “Financial Statement and Supplementary Data” of this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock. Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “SNDK.” The following table summarizes the high and low sale prices for our common stock as reported by the NASDAQ for our two most recent fiscal years.

	High	Low
2011
First quarter	$53.61	$41.10
Second quarter	51.15	38.79
Third quarter	46.47	32.24
Fourth quarter	53.46	37.63
2012
First quarter	$53.08	$45.43
Second quarter	50.07	30.99
Third quarter	46.99	32.08
Fourth quarter	46.84	38.47

Holders. As of February 1, 2013, we had approximately 293 stockholders of record.

Dividends. We have never declared or paid any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three fiscal months ended December 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Additional Dollar Value of Shares that May Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2012 to October 28, 2012	400,000	$43.60	400,000	$—	$287,089,774
October 29, 2012 to November 25, 2012	510,768	41.36	510,768	—	265,964,409
November 26, 2012 to December 30, 2012	—	—	—	750,000,000	1,015,964,409
Total	910,768	42.34	910,768
————

(1)
On October 27, 2011, we announced a board-approved plan authorizing us to repurchase up to $500 million of our common stock in the open market or otherwise. On December 20, 2012, we announced our board approved an increase of $750 million to this repurchase plan, bringing the total amount authorized for stock repurchases to $1.25 billion. This purchase plan will expire on October 26, 2016.

(2)	Does not include amounts paid for commissions.

Stock Performance Graph*

Five-Year Stockholder Return Comparison. The following graph compares the cumulative total stockholder return on our common stock with that of the S&P 500 Stock Index, a broad market index published by S&P, a selected S&P Semiconductor Company stock index compiled by Morgan Stanley & Co. Incorporated and the Philadelphia, or PHLX, Semiconductor Index for the five-year period ended December 30, 2012. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by an individual investor.

The comparison for each of the periods assumes that $100 was invested on December 30, 2007 in our common stock, the S&P 500 Stock Index, the S&P Semiconductor Company Stock Index and the PHLX Semiconductor Index, and assumes all dividends are reinvested. For each reported year, the reported dates are the last trading dates of our fiscal quarters (which end on the Sunday closest to March 31, June 30 and September 30, respectively) and year (which ends on the Sunday closest to December 31).

$200
$150
$100
$50
$0
2007
2008
2009
2010
2011
2012
SanDisk Corporation
S&P 500 Index
S&P Semiconductor Index
PHLX Semiconductor Index

	2007	2008	2009	2010	2011	2012
SanDisk Corporation	$100.00	$27.37	$87.78	$149.94	$147.50	$128.29
S&P 500 Index	100.00	59.03	75.42	85.06	85.06	94.86
S&P Semiconductor Stock Index	100.00	50.60	82.88	90.03	89.94	83.01
PHLX Semiconductor Index	100.00	49.27	87.79	100.45	89.57	91.92

*
The material in this section of this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 or subject to Regulation 14A or 14C, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal years ended
	December 30, 2012(1)	January 1, 2012(2)	January 2, 2011(3)	January 3, 2010(4)	December 28, 2008(5)
	(In thousands, except per share data)
Revenues	$5,052,509	$5,662,145	$4,826,807	$3,566,806	$3,351,352
Cost of revenues	3,369,289	3,222,999	2,564,717	2,282,180	3,288,265
Gross profit	1,683,220	2,439,146	2,262,090	1,284,626	63,087
Operating income (loss)	696,095	1,530,100	1,461,574	519,390	(1,973,480)
Net income (loss) attributable to common stockholders	$417,404	$986,990	$1,300,142	$415,310	$(1,986,624)
Net income (loss) attributable to common stockholders per share:
Basic	$1.72	$4.12	$5.59	$1.83	$(8.82)
Diluted	$1.70	$4.04	$5.44	$1.79	$(8.82)
Shares used in computing net income (loss) attributable to common stockholders per share:
Basic	242,076	239,484	232,531	227,435	225,292
Diluted	245,253	244,553	238,901	231,959	225,292

	At
	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Working capital	$2,724,693	$3,262,587	$3,072,585	$2,043,664	$1,450,675
Total assets	10,339,127	10,174,648	8,776,710	6,001,719	5,932,140
Convertible debt	1,696,621	1,604,911	1,711,032	1,009,722	954,094
Total equity	7,259,600	7,060,839	5,779,395	3,908,409	3,440,721
————

(1)
Includes share-based compensation of ($78.4) million, amortization and write-off of acquisition-related intangible assets of ($52.4) million and amortization of convertible debt bond discount of ($90.0) million.

(2)
Includes share-based compensation of ($63.1) million, amortization of acquisition-related intangible assets of ($44.2) million, amortization of convertible debt bond discount of ($90.6) million, a charge of ($24.6) million related to a power outage and earthquake experienced in Fab 3 and Fab 4, a loss of ($11.5) million related to the early extinguishment of debt and a net gain of $18.8 million related to the sale of our investment in certain equity securities.

(3)
Includes share-based compensation of ($77.6) million, which includes ($17.3) million due to a non-cash modification of outstanding stock awards pursuant to the retirement of our former Chief Executive Officer, amortization of acquisition-related intangible assets of ($14.2) million, amortization of convertible debt bond discount of ($68.9) million, a charge of ($17.8) million related to a power outage experienced in Fab 3 and Fab 4 and a gain of $13.2 million related to the sale of the net assets of our mobile phone SIM business.

(4)
Includes share-based compensation of ($95.6) million, amortization of acquisition-related intangible assets of ($13.7) million, amortization of convertible debt bond discount of ($55.6) million and other-than-temporary impairment charges of ($7.9) million related to our investment in FlashVision.

(5)
Includes impairment charges related to goodwill of ($845.5) million, acquisition-related intangible assets of ($175.8) million, investments in our flash ventures with Toshiba of ($93.4) million, and our investment in Tower Semiconductor Ltd., or Tower, of ($18.9) million. Also includes share-based compensation of ($97.8) million, amortization of acquisition-related intangible assets of ($71.6) million, amortization of convertible debt bond discount of ($50.5) million and restructuring and other charges of ($35.5) million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

	Fiscal years ended
	December 30, 2012	% of Revenue	January 1, 2012	% of Revenue	January 2, 2011	% of Revenue
	(In millions, except percentages)
Product revenues	$4,678.5	92.6%	$5,287.6	93.4%	$4,462.9	92.5%
License and royalty revenues	374.0	7.4%	374.5	6.6%	363.9	7.5%
Total revenues	5,052.5	100.0%	5,662.1	100.0%	4,826.8	100.0%
Cost of product revenues	3,326.7	65.8%	3,183.3	56.2%	2,552.2	52.9%
Amortization of acquisition-related intangible assets	42.6	0.9%	39.7	0.7%	12.5	0.2%
Total cost of product revenues	3,369.3	66.7%	3,223.0	56.9%	2,564.7	53.1%
Gross profit	1,683.2	33.3%	2,439.1	43.1%	2,262.1	46.9%
Operating expenses
Research and development	602.7	11.9%	547.4	9.7%	422.6	8.7%
Sales and marketing	224.1	4.4%	199.4	3.5%	209.8	4.4%
General and administrative	150.4	3.0%	157.8	2.8%	166.5	3.5%
Amortization and write-off of acquisition-related intangible assets	9.9	0.2%	4.4	0.1%	1.6	0.0%
Total operating expenses	987.1	19.5%	909.0	16.1%	800.5	16.6%
Operating income	696.1	13.8%	1,530.1	27.0%	1,461.6	30.3%
Other income (expense), net	(69.2)	(1.4%)	(53.3)	(0.9%)	(4.2)	(0.1%)
Income before provision for taxes	626.9	12.4%	1,476.8	26.1%	1,457.4	30.2%
Provision for income taxes	209.5	4.1%	489.8	8.7%	157.3	3.3%
Net income	$417.4	8.3%	$987.0	17.4%	$1,300.1	26.9%

General

We are a global leader in flash memory storage solutions. Our goal is to provide simple, reliable and affordable storage solutions for consumer and enterprise use in a wide variety of formats and devices. We sell our products globally to OEM and retail customers.

We design, develop and manufacture data storage solutions in a variety of form factors using our flash memory, proprietary controller and firmware technologies. Our flash-based products enable businesses and consumers to efficiently and effectively capture, share, use and preserve digital content. Our solutions include SSDs, removable cards, embedded products, USB drives, digital media players, wafers and components. Our SSD products are used in client computing platforms and enterprise data centers to provide high-speed, high-capacity storage solutions that can be used in lieu of, or in conjunction with, hard disk drives. Our removable cards are used in a wide range of consumer electronics devices such as mobile phones, tablets, digital cameras, gaming devices and PCs. Our embedded flash products are used in mobile phones, tablets, thin-and-light laptops, eReaders, global positioning system, or GPS, devices, gaming systems, imaging devices and computing platforms.

We believe the markets for flash storage are generally price elastic, meaning that a decrease in the price per gigabyte results in increased demand for higher capacities and the emergence of new applications for flash storage. We strive to continuously reduce the cost of NAND flash memory in order to enable us to profitably grow our business, supply a diverse set of customers and channels, and continue to grow our markets. A key component of our ability to reduce the cost of NAND flash memory is our ability to continue to transition our NAND flash memory process technology to smaller nodes. We currently expect to be able to continue to scale our NAND flash memory through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost-effectively with the current NAND flash memory architecture. We continue to invest in future generations of NAND flash memory, and we are also pursuing alternative technologies, such as BiCS and 3D ReRAM technologies, which we believe may be a viable alternative to NAND flash memory when NAND flash memory can no longer cost-effectively scale at a sufficient rate, or at all. We believe BiCS technology, if successful, could enable further memory cost reductions beyond the NAND roadmap. However, even when NAND flash memory can no longer scale further, we expect NAND flash memory and potential alternative technologies to coexist for an extended period of time. Currently, we are focused on transitioning our products to 19-nanometer and 1Y-nanometer technologies and improving manufacturing efficiencies.

Through our investments in our ventures with Toshiba and our in-house assembly and test facility, we have invested heavily in a vertically integrated business model. We purchase the vast majority of our NAND flash memory supply requirements through Flash Ventures, our significant flash venture relationships with Toshiba, which produce and provide us with leading-edge, low-cost memory wafers. Our manufacturing operations are concentrated in two locations, with Flash Ventures located in Yokkaichi, Japan, and our in-house assembly and test operations located in Shanghai, China. While we do not unilaterally control the operations of Flash Ventures, we believe that our vertically integrated business model helps us to reduce the costs of producing our products, increases our ability to control the quality of our products and speeds delivery to our customers.

We operate in an industry characterized by rapid technology transitions and price declines and evolving end-user markets for NAND flash memory. Historically, removable flash memory cards for imaging devices and USB drives provided the majority of our revenues. With the emergence of the smartphone and tablet markets, our sales of embedded NAND flash memory and cards for mobile phones, tablets, and other mobile devices have increased, and now represent the largest percentage of our product revenues. Over the next several years, we believe that the largest growth areas for NAND flash memory will be SSD solutions in the client computing and enterprise data center markets, whereas the mobile market for NAND flash memory is expected to grow at a slower rate than in the past, and the retail market for NAND flash memory is expected to be approximately constant or declining. We continue to focus on adapting our business to the changing end-markets for NAND flash memory and aligning our resources accordingly.

Stock Repurchase Program

Under our board-approved stock repurchase program, we had cumulatively repurchased 5.73 million shares for $234 million as of December 30, 2012, of which 5.65 million shares for $230 million were repurchased in fiscal year 2012. In addition, in December 2012, our Board of Directors authorized an additional $750 million for stock repurchases, bringing the total amount authorized for stock repurchases to $1.25 billion, of which $1.02 billion remained available for stock repurchases as of December 30, 2012.

Convertible Notes

Our 1% Notes due 2013 will mature on May 15, 2013. Upon maturity, we will be required to pay $928 million in cash to settle the principal amount outstanding under these notes. We intend to settle these notes using our current cash resources. In addition, the associated convertible bond hedge transaction and warrants will either be settled on a net share basis or expire unexercised based upon the closing stock price at maturity or on their respective expiration dates.

Critical Accounting Policies & Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP.

Use of Estimates. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including, among others, those related to customer programs and incentives, IP claims, product returns, inventories, valuation and impairment of marketable securities and investments, impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructurings, contingencies, share-based compensation and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Estimates have historically approximated actual results. However, future results will differ from these estimates under different assumptions and conditions.

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize revenues when the earnings process is complete, as evidenced by an agreement with the customer, there is transfer of title and acceptance, if applicable, pricing is fixed or determinable and collectability is reasonably assured. Revenue is generally recognized at the time of shipment for customers not eligible for price protection and/or a right of return. Sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the sales and related costs of these transactions are deferred until the distributors or retailers sell the merchandise to their end customer, or the rights of return expire. At December 30, 2012 and January 1, 2012, deferred income from sales to distributors and retailers was $205 million and $162 million, respectively. Estimated sales returns are provided for as a reduction to product revenues and deferred revenues and were not material for any period presented in our Consolidated Financial Statements. Sales of standalone software products were not material for any period presented.

We record estimated reductions to revenues or to deferred revenues for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising, and other volume-based incentives and expected returns. All sales incentive programs are recorded as an offset to product revenues or deferred revenues. In calculating the value of sales incentive programs, actual and estimated activity is used based upon reported weekly sell-through data from our customers and historical activity. The resolution of these claims is generally within twelve months and could materially impact product revenues or deferred revenues. In addition, actual returns and rebates in any future period could differ from our estimates, which could impact the revenue we report.

Inventories and Inventory Valuation. Inventories are stated at the lower of cost (first-in, first-out) or market. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. The determination of market value involves numerous judgments including estimating average selling prices based upon recent sales, industry trends, existing customer orders, current contract prices, industry analysis of supply and demand and seasonal factors. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. The valuation of inventory also requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six to twelve months. The estimated future demand is compared to inventory levels to determine the amount, if any, of obsolete and excess inventory. The demand forecast includes our estimates of market growth and our market share, various internal estimates and data from certain external sources, and is based on assumptions that are consistent with the plans and estimates we are using to manage our underlying business and short-term manufacturing plans. To the extent our demand forecast for specific products is less than the combination of our product on-hand and our noncancelable orders from suppliers, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We perform tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may not be recoverable. An impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets are less than the carrying value of the asset we are testing for impairment. If the forecasted undiscounted cash flows are less than the carrying value, then we must determine the fair value of the long-lived asset or group of long-lived assets and recognize an impairment loss if the carrying amount of the long-lived asset or group of long-lived assets exceeds its fair value which is based primarily upon forecasted discounted cash flows. These forecasted discounted cash flows include estimates and assumptions related to revenue growth rates and operating margins, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. Our estimates of market growth and our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

We perform our annual impairment analysis of goodwill and indefinite-lived intangible assets (such as in-process research and development) on the first day of the fourth quarter of each fiscal year, or more often if there are indicators of impairment. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. As of December 30, 2012, we had one reporting unit. We may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount and whether the two-step impairment test on goodwill is required. If based upon qualitative factors it is “more likely than not” that the fair value of a reporting unit is greater than its carrying amount, we will not be required to proceed to a two-step impairment test on goodwill. However, we also have the option to proceed directly to a two-step impairment test on goodwill. In the first step, or Step 1, of the two-step impairment test, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets exceeds the fair value, then we must perform the second step, or Step 2, of the two-step impairment test in order to determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, taking into account an appropriate control premium. The determination of a control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. When we are required to perform a Step 2 analysis, determining the fair value of our net assets and our off-balance sheet intangibles used in Step 2 requires us to make judgments and involves the use of significant estimates and assumptions. For both goodwill and indefinite-lived intangible assets, we have the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the goodwill or an indefinite-lived intangible asset is impaired and determine whether further action is needed. For the fiscal year ended December 30, 2012, we performed a qualitative assessment on indefinite-lived intangible assets and performed a quantitative assessment on goodwill.

Fair Value of Investments in Debt Instruments. There are three levels of inputs that may be used to measure fair value (see Note 3, “Investments and Fair Value Measurements” in the Notes to the Consolidated Financial Statements included in Item 8 of this report). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. Level 1 securities represent quoted prices in active markets, and therefore do not require significant management judgment. Our Level 2 securities are primarily valued using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities. The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, compared to multiple independent valuation sources and could be adjusted based on market indices or other information. In the current market environment, the assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe estimates and assumptions materially impacted our valuation of our cash equivalents and short and long-term marketable securities. We currently do not have any investments that use Level 3 inputs.

Results of Operations

Product Revenues.

	FY 2012	Percent Change	FY 2011	Percent Change	FY 2010
	(In millions, except percentages)
OEM	$2,831.5	(18%)	$3,458.5	25%	$2,776.8
Retail	1,847.0	1%	1,829.1	8%	1,686.1
Product revenues	$4,678.5	(12%)	$5,287.6	18%	$4,462.9

The decrease in our fiscal year 2012 product revenues, compared to fiscal year 2011, reflected a (45%) reduction in average selling price per gigabyte, partially offset by a 62% increase in the number of gigabytes sold. A primary factor in the decrease in product revenues was a steep rate of price decline in the year ended December 30, 2012 largely due to oversupply in the NAND industry in the first half of fiscal year 2012. The increase in number of gigabytes sold was driven by an 11% increase in memory units sold with an increase in average capacity of 47%. The decrease in product revenues in fiscal year 2012, over fiscal year 2011, was due primarily to lower OEM sales of cards and embedded products for mobile devices, and lower sales of wafers and components, partially offset by increased sales of client and enterprise SSD products. Our sales of mobile cards were lower due to a reduced rate of card bundling and bundling of lower capacity cards by mobile OEM customers, and in the first half of fiscal year 2012, our sales of mobile embedded products were lower as our next generation of those products were in various stages of development and qualification. Our retail product revenue remained relatively flat compared to the prior year.

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

Geographical Product Revenues.

	FY 2012		FY 2011		FY 2010
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
	(In millions, except percentages)
United States	$663.7	14.2%	$792.7	15.0%	$771.0	17.3%
Asia-Pacific	3,144.3	67.2%	3,583.0	67.8%	2,825.1	63.3%
Europe, Middle East and Africa	642.5	13.7%	688.5	13.0%	714.3	16.0%
Other foreign countries	228.0	4.9%	223.4	4.2%	152.5	3.4%
Product revenues	$4,678.5	100.0%	$5,287.6	100.0%	$4,462.9	100.0%

Product revenues in Asia-Pacific decreased in fiscal year 2012, on a year-over-year basis, due primarily to decreased OEM sales of cards and embedded products for mobile devices, partially offset by higher retail sales of mobile cards, USB drives and SSDs. The decrease in product revenues for the U.S. in fiscal year 2012, compared to fiscal year 2011, was due primarily to lower retail sales of cards for mobile and imaging devices, and lower OEM sales of cards and embedded products for mobile devices, partially offset by increased sales of client and enterprise SSD products. Product revenues in Europe, Middle East and Africa, or EMEA, decreased slightly in fiscal year 2012, compared to fiscal year 2011, due primarily to decreased OEM sales of cards and embedded products for mobile devices and lower retail sales of cards for the imaging market, partially offset by increased sales of retail mobile cards, USB drives and client SSD products.

Product revenues in Asia-Pacific increased in fiscal year 2011, on a year-over-year basis, due primarily to increased sales of embedded products to our OEM customers. The slight increase in product revenues for the U.S. in fiscal year 2011, compared to fiscal year 2010, was due primarily to growth in retail sales of cards for the mobile market and USB flash drives. Product revenues in EMEA decreased slightly in fiscal year 2011, compared to fiscal year 2010, due primarily to a decrease in sales to certain mobile OEM customers.

License and Royalty Revenues.

	FY 2012	Percent Change	FY 2011	Percent Change	FY 2010
	(In millions, except percentages)
License and royalty revenues	$374.0	(0%)	$374.5	3%	$363.9

Our fiscal year 2012 license and royalty revenues remained flat compared to fiscal year 2011, with no material changes in significant licensees or licensable revenues.

The increase in our fiscal year 2011 license and royalty revenues, when compared to fiscal year 2010, was primarily due to higher licensable flash memory revenues reported by our licensees.

Gross Profit and Margins.

	FY 2012	Percent Change	FY 2011	Percent Change	FY 2010
	(In millions, except percentages)
Product gross profit	$1,309.2	(37%)	$2,064.6	9%	$1,898.2
Product gross margins (as a percent of product revenues)	28.0%		39.0%		42.5%
Total gross margins (as a percent of total revenues)	33.3%		43.1%		46.9%

Product gross margins decreased in fiscal year 2012, compared to fiscal year 2011, due primarily to declines in average selling price per gigabyte of (45%) exceeding cost reduction per gigabyte of (36%). The degree to which price decline exceeded cost decline was primarily due to oversupply in the NAND industry in the first half of fiscal year 2012. Costs per gigabyte improved over the prior year primarily due to wafer production transitioning from 24-nanometer to 19-nanometer and lower usage of non-captive memory. This cost reduction includes higher inventory-related charges in fiscal year 2012, offset by a reduction in fab start-up costs that occurred in fiscal year 2011 and did not recur in fiscal year 2012.

Product gross margins decreased in fiscal year 2011, compared to fiscal year 2010, due primarily to average selling price reductions exceeding cost reductions. Costs per gigabyte decreased over the prior year by 30%, primarily due to wafer production transitioning from 32-nanometer to 24-nanometer. This cost reduction includes the negative impact of the appreciation of the Japanese yen to the U.S. dollar for wafer purchases denominated in Japanese yen, increased sale of products incorporating non-captive flash memory, startup costs incurred by Flash Forward, a ($25) million charge related to both a power outage in early March 2011 and an earthquake on March 11, 2011, that affected Flash Ventures, and an increase in amortization of acquisition-related intangible assets related to our acquisition of Pliant Technology, Inc., or Pliant.

Research and Development.

	FY 2012	Percent Change	FY 2011	Percent Change	FY 2010
	(In millions, except percentages)
Research and development	$602.7	10%	$547.4	30%	$422.6
Percent of revenue	11.9%		9.7%		8.7%

Our fiscal year 2012 research and development expense increased from fiscal year 2011 primarily due to a net compensation expense increase of $27 million driven by higher headcount, partially offset by lower incentive compensation. In addition, we incurred higher third-party engineering costs of $14 million and technology license and equipment expense of $13 million.

Our fiscal year 2011 research and development expense increased from fiscal year 2010 primarily due to higher third-party engineering costs of $69 million, employee-related costs of $39 million related to increased headcount and compensation expense, and technology license amortization expense of $17 million.

Sales and Marketing.

	FY 2012	Percent Change	FY 2011	Percent Change	FY 2010
	(In millions, except percentages)
Sales and marketing	$224.1	12%	$199.4	(5%)	$209.8
Percent of revenue	4.4%		3.5%		4.4%

Our fiscal year 2012 sales and marketing expense increased from fiscal year 2011 primarily due to a net compensation expense increase of $14 million driven by higher headcount, partially offset by lower incentive compensation. In addition, we incurred higher marketing and promotional costs of $11 million.

Our fiscal year 2011 sales and marketing expense decreased from fiscal year 2010 primarily due to lower retail promotional and marketing costs of ($9) million.

General and Administrative.

	FY 2012	Percent Change	FY 2011	Percent Change	FY 2010
	(In millions, except percentages)
General and administrative	$150.4	(5%)	$157.8	(5%)	$166.5
Percent of revenue	3.0%		2.8%		3.5%

Our fiscal year 2012 general and administrative expense decreased from fiscal year 2011 primarily due to insurance recoveries of legal fees of ($5) million.

Our fiscal year 2011 general and administrative expense decreased from fiscal year 2010 primarily due to lower employee costs of ($21) million related to the modification of stock awards and benefits pursuant to the retirement agreement of our former Chief Executive Officer in fiscal year 2010 that did not recur in fiscal year 2011, offset by higher legal costs of $8 million.

Amortization and Write-off of Acquisition-Related Intangible Assets.

	FY 2012	Percent Change	FY 2011	Percent Change	FY 2010
	(In millions, except percentages)
Amortization and write-off of acquisition-related intangible assets	$9.9	125%	$4.4	175%	$1.6
Percent of revenue	0.2%		0.1%		0.0%

Amortization and write-off of acquisition-related intangible assets in fiscal year 2012, compared to fiscal year 2011, was higher due to increased amortization of intangible assets from the acquisitions of FlashSoft Corporation, or FlashSoft, and Schooner Information Technology, Inc., or Schooner, as well as a full year of amortization related to the acquisition of Pliant, offset by a reduction in the amortization of intangible assets from a prior acquisition, which became fully amortized during the first quarter of fiscal year 2012. Amortization of acquisition-related intangible assets associated with these acquisitions will continue to be amortized through fiscal year 2016.

Amortization and write-off of acquisition-related intangible assets in fiscal year 2011, compared to fiscal year 2010, was higher due to increased amortization of intangible assets from the acquisition of Pliant, which was completed in May 2011. Amortization of acquisition-related intangible assets associated with the acquisition of Pliant will continue to be amortized through the first quarter of fiscal year 2016.

As part of the Pliant purchase agreement, $36.2 million related to the next generation of enterprise storage products was allocated to acquired in-process technology because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. The net cash flows from the project were based on estimates of revenues, costs of revenues, operating expenses and income taxes. The estimated net revenues and gross margins were based on our projections of the project and were in line with industry averages. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense level and general industry metrics. The project is expected to be completed by the second quarter of fiscal year 2013, at which point, amortization of the $36 million in-process research and development intangible will begin. As of December 30, 2012, it was estimated that this in-process project would be completed at a total remaining cost of approximately $24 million, which includes incremental non-recurring engineering costs and customer qualification costs. The estimate of remaining cost for this in-process project has been revised from the original estimate at acquisition date to reflect an increase in the overall cost estimates and development timelines. The project is dependent on general development and project milestones, which if not met, may result in higher costs, or if not successful, could result in an impairment of the acquired in-process technology intangible.

Other Income (Expense), net.

	FY 2012	Percent Change	FY 2011	Percent Change	FY 2010
	(In millions, except percentages)
Interest income	$59.0	(2%)	$60.4	13%	$53.4
Interest expense	(119.7)	(3%)	(123.3)	37%	(90.0)
Other income (expense), net	(8.5)	(189%)	9.6	(70%)	32.4
Total other income (expense), net	$(69.2)	30%	$(53.3)	1169%	$(4.2)

Our fiscal year 2012 “Total other income (expense), net” was a higher net expense compared to fiscal year 2011 primarily due to non-recurring charges and losses reflected in “Other income (expense), net.” “Other income (expense), net” for fiscal year 2012 primarily included a non-recurring charge incurred by Flash Ventures of ($9) million. “Other income (expense), net” for fiscal year 2011 primarily included a net gain on sale of equity securities of $19 million, offset by the expense of ($11) million incurred from the change in fair value of the liability component of the repurchased portion of the 1% Notes due 2013.

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

Provision for Income Taxes.

	FY 2012	Percent Change	FY 2011	Percent Change	FY 2010
	(In millions, except percentages)
Provision for income taxes	$209.5	(57%)	$489.8	211%	$157.3
Effective income tax rates	33.4%		33.2%		10.8%

Our fiscal year 2012 provision for income taxes differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to our Irish, Chinese, Israeli and Japanese entities.

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

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In February 2012, the IRS completed its field audit of our federal income tax returns for the years 2005 through 2008 and issued the Revenue Agent’s Report. The most significant proposed adjustments are comprised of related party transactions between SanDisk Corporation and its foreign subsidiaries. We are contesting these adjustments through the IRS Appeals Office and cannot predict when a resolution will be reached.

We strongly believe that the IRS’s position regarding the intercompany transactions is inconsistent with applicable tax laws, judicial precedent and existing Treasury regulations, and that our previously reported income tax provisions for the years in question are appropriate. We believe that an adequate provision has been made for the adjustments from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner that is not consistent with our expectations, we could be required to adjust our provision for income tax in the period such resolution occurs.

The IRS recently initiated an examination of our federal income tax returns for fiscal years 2009 through 2011. We do not expect a resolution of this audit to be reached during the next twelve months. In addition, we are currently under audit by various state and international tax authorities. While we believe that we have an adequate provision for the years under audit, there is still a possibility that an adverse outcome from these matters could have a material effect on our financial position, results of operations or liquidity.

The American Taxpayer Relief Act of 2012 enacted on January 2, 2013 retroactively extended the federal research and development tax credit and exemption of certain intercompany transactions from federal taxation through December 31, 2013. As a result, we expect that our income tax provision for the first quarter of fiscal year 2013 will include a discrete tax benefit which will reduce our effective tax rate for the first quarter of fiscal year 2013 and to a lesser extent our effective annual fiscal year 2013 tax rate. The financial statement benefit related to the retroactive 2012 federal research and development tax credit is expected to be approximately $8 million.

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In millions except shares and per share amounts)
Net income	$417.4	$987.0	$1,300.1
Share-based compensation	78.4	63.1	77.6
Amortization and write-off of acquisition-related intangible assets	52.4	44.2	14.2
Convertible debt interest	90.0	111.4	68.9
Income tax adjustments	(55.8)	(67.7)	(360.5)
Non-GAAP net income	$582.4	$1,138.0	$1,100.3

Diluted net income per share:	$1.70	$4.04	$5.44
Share-based compensation	0.32	0.26	0.32
Amortization and write-off of acquisition-related intangible assets	0.21	0.18	0.06
Convertible debt interest	0.37	0.45	0.29
Income tax adjustments	(0.22)	(0.28)	(1.51)
Non-GAAP diluted net income per share:	$2.38	$4.65	$4.60

Shares used in computing diluted net income per share (in thousands):
GAAP	245,253	244,553	238,901
Non-GAAP	245,199	244,568	239,042

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

•
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

•
Amortization and Write-off of Acquisition-related Intangible Assets. We incur amortization, and, occasionally, write-offs of intangible assets in connection with acquisitions. Since we do not acquire businesses on a predictable cycle, we exclude these items in order to provide investors and others with a consistent basis for comparison across accounting periods.

•
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

•
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

Limitations of Relying on Non-GAAP Financial Measures. We have incurred and will incur in the future, many of the costs that we exclude from the non-GAAP measures, including share-based compensation expense, impairment of goodwill and acquisition-related intangible assets, amortization and write-off of acquisition-related intangible assets and other acquisition-related costs, non-cash economic interest expense associated with our convertible debt and income tax adjustments. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results. These non-GAAP measures may be different than the non-GAAP measures used by other companies.

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	FY 2012	Percent Change	FY 2011	Percent Change	FY 2010
	(In millions, except percentages)
Net cash provided by operating activities	$529.9	(50%)	$1,053.7	(27%)	$1,451.9
Net cash used in investing activities	(574.4)	14%	(667.0)	75%	(2,714.6)
Net cash provided by (used in) financing activities	(125.1)	(166%)	(47.1)	(105%)	985.2
Effect of changes in foreign currency exchange rates on cash	(2.4)	(85%)	(1.3)	(121%)	6.3
Net increase (decrease) in cash and cash equivalents	$(172.0)	(151%)	$338.3	225%	$(271.2)

Operating Activities. Cash provided by operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities. The decrease in cash provided by operations in fiscal year 2012, compared to fiscal year 2011, resulted primarily from lower net income. Cash flow from accounts receivable was a lower usage of cash compared with the prior year due to lower sales in fiscal year 2012 compared to the prior year. Cash flow from inventory was a lower usage of cash compared to the prior year due to inventory increasing at a slower rate compared to the prior year. Cash flow from other assets increased compared to the prior year primarily due to a prior year prepayment of building-related costs for Flash Forward. Cash flow related to accounts payable to related parties decreased primarily due to the timing of payments to Flash Ventures as compared to the prior year. Cash flow from other liabilities was a usage of cash compared to an inflow of cash in the prior year primarily due to higher tax payments in fiscal year 2012 related to fiscal year 2011 higher profitability.

The decrease in cash provided by operations in fiscal year 2011, compared to fiscal year 2010, resulted primarily from higher inventory and other working capital increases. Inventory increased primarily due to the growth in our business and the production ramp at Flash Forward, which began production in the third quarter of fiscal year 2011. Cash flow from accounts receivable decreased, as reflected by higher accounts receivable levels in fiscal year 2011, compared with the prior year, due to increased revenue in fiscal year 2011. Cash flow from other assets decreased compared to the prior year primarily due to a decrease in tax-related receivables compared to the prior year and a prepayment of building-related costs for Flash Forward. Accounts payable trade increased primarily due to the timing of payments and an increase in volume as compared to the prior year, resulting in an increase in cash provided. Cash flow from other liabilities in fiscal year 2011 decreased, as compared to the prior year, primarily as a result of lower accrued payroll and related expenses.

Investing Activities. Net cash used in investing activities for fiscal year 2012 was primarily related to acquisition of property and equipment of ($488) million, net purchases of short and long-term marketable securities of ($331) million and acquisitions of FlashSoft and Schooner, net of cash acquired of ($70) million, partially offset by net proceeds from Flash Ventures of $319 million.

Net cash used in investing activities for fiscal year 2011 was primarily related to the acquisition of Pliant of ($318) million, acquisition of property and equipment of ($193) million, purchases of technology and other assets of ($100) million and net loans and investments made to Flash Ventures of ($66) million.

Financing Activities. Net cash used in financing activities for fiscal year 2012 was primarily related to stock repurchases of ($230) million, partially offset by cash received from employee stock programs of $86 million.

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

Liquid Assets. At December 30, 2012, we had cash, cash equivalents and short-term marketable securities of $2.88 billion. We had $2.84 billion of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining maturity of each marketable security being greater than one year.

Short-Term Liquidity. As of December 30, 2012, our working capital balance was $2.72 billion. During fiscal year 2013, we expect our total capital investment to be $1.2 billion to $1.3 billion, comprised of our portion of capital investments in Flash Ventures of approximately $850 million to $950 million and our investment in non-fab property and equipment of approximately $350 million. We expect the capital investments in Flash Ventures to be funded through Flash Ventures’ working capital and equipment leases, and we expect the non-fab property and equipment to be funded through our cash. Our current estimate of capital investments for the Flash Ventures includes productivity and technology transition investments, and does not include any new wafer capacity additions. We are still evaluating the timing and extent of any new capacity addition in fiscal year 2013.

At December 30, 2012, we had $928 million aggregate principal amount of our 1% Notes due on May 15, 2013, which we expect to settle in cash upon maturity.

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

Our short-term liquidity could be impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures’ master lease agreements. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholder equity of at least $1.51 billion and for some of the leases, our failure to maintain a minimum corporate rating of BB- from S&P or Moody’s, or a minimum corporate rating of BB+ from R&I. As of December 30, 2012, Flash Ventures was in compliance with all of its master lease covenants. As of December 30, 2012, our R&I credit rating was BBB, two notches above the required minimum corporate rating threshold for R&I; and our S&P credit rating was BB, one notch above the required minimum corporate rating threshold for S&P.

If our stockholders’ equity falls below $1.51 billion, or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under certain master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $926 million outstanding lease obligations covered by our guarantees under such Flash Ventures’ master lease agreements, based upon the exchange rate at December 30, 2012, which would negatively impact our short-term liquidity.

As of December 30, 2012, the amount of cash and cash equivalents and short and long-term marketable securities held by foreign subsidiaries was $754 million. We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. As of December 30, 2012, no provision had been made for U.S. income taxes or foreign withholding taxes on $583 million of undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S. We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

In fiscal year 2011, our Board of Directors authorized a stock repurchase program under which we may acquire up to $500 million of our outstanding common stock over a period of up to five years. In December 2012, our Board of Directors authorized an additional $750 million for stock repurchases, bringing the total amount authorized for stock repurchases to $1.25 billion, of which $1.02 billion remained available for stock repurchases as of December 30, 2012. As of December 30, 2012, we had cumulatively repurchased 5.73 million shares for $234 million, of which 5.65 million shares for $230 million were repurchased in fiscal year 2012. Under this program, share purchases may be made, from time-to-time, in both the open market and privately negotiated transactions, and may include the use of derivative contracts, structured stock repurchase agreements and Rule 10b5-1 trading plans. The stock repurchase program does not obligate us to purchase any particular amount of shares.

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

Financing Arrangements. At December 30, 2012, we had $928 million aggregate principal amount of 1% Notes due 2013 outstanding and $1.0 billion aggregate principal amount of 1.5% Notes due 2017 outstanding. See Note 7, “Financing Arrangements,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share. As of December 30, 2012, the warrants had an expected life of approximately 0.6 years and expire on 20 different dates from August 23, 2013 through September 20, 2013. At expiration, we may, at our option, elect to settle the warrants on a net share basis. In addition, concurrent with the issuance of the 1% Notes due 2013, we entered into a convertible bond hedge in which counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share. During fiscal year 2011, concurrent with the repurchase of a portion of the outstanding 1% Notes due 2013, we unwound a pro-rata portion of the convertible bond hedge and warrants and received net proceeds of $0.3 million from this unwinding, which was recorded in equity. We may now purchase up to 11.3 million shares of our common stock at a conversion price of $82.36 per share. As of December 30, 2012, none of the remaining warrants had been exercised nor had we purchased any shares under the remaining convertible bond hedge. The convertible bond hedge will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes due 2013.

Concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire shares of our common stock at an exercise price of $73.33 per share. As of December 30, 2012, the warrants had an expected life of approximately 5.0 years and expire on 40 different dates from November 13, 2017 through January 10, 2018. At each expiration date, we may, at our option, elect to settle the warrants on a net share basis. As of December 30, 2012, the warrants had not been exercised and remained outstanding. In addition, concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a conversion price of $52.37 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remains outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017. As of December 30, 2012, we had not purchased any shares under this convertible bond hedge agreement.

Ventures with Toshiba. We are a 49.9% owner in each entity within Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures. This equipment is funded or will be funded by investments in or loans to Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba. Flash Ventures purchases wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply or pay for 50% of the fixed costs of Flash Ventures. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers. See Note 13, “Commitments, Contingencies and Guarantees,” and Note 14, “Related Parties and Strategic Investments,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

As of December 30, 2012, Phase 1 of Fab 5 was equipped to a portion of the potential equipment capacity and we had invested in 50% of that equipment. We expect to achieve incremental wafer capacity through investments in productivity improvements and we have not yet made a decision about adding new wafer capacity. We are still evaluating the timing and extent of any new capacity addition in fiscal year 2013. See Note 13, “Commitments, Contingencies and Guarantees,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of product revenues. Flash Ventures are variable interest entities; however, we are not the primary beneficiary of Flash Ventures because we do not have a controlling financial interest in each venture. Accordingly, we account for our investments under the equity method and do not consolidate.

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantee as of December 30, 2012 was 79.6 billion Japanese yen, or approximately $926 million based upon the exchange rate at December 30, 2012.

In the first quarter of fiscal year 2011, we made a $62 million prepayment for Flash Forward building-related costs. As of December 30, 2012, $26 million was remaining, of which $21 million was classified as Other current assets and $5 million was classified as Other non-current assets.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for the Flash Ventures in order to convert to new process technologies or add wafer capacity. Flash Partners and Flash Alliance have already reached full wafer capacity.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at December 30, 2012 and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 13, “Commitments, Contingencies and Guarantees,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is to the Japanese yen in which we purchase the vast majority of our NAND flash wafers. In addition, we also have significant costs denominated in the Chinese renminbi and the Israeli new shekel, and we have revenue denominated in the European euro, the British pound, the Japanese yen, the Chinese renminbi and the Canadian dollar. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward and cross currency swap contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. From time-to-time, we use foreign currency forward contracts and options to partially hedge our future Japanese yen costs for NAND flash wafers. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated other comprehensive income, or OCI, and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized. These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. See Note 4, “Derivatives and Hedging Activities,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

Because we purchase the vast majority of our flash memory wafers from Flash Ventures, our flash memory costs, which represent the largest portion of our cost of product revenues, are based upon wafer purchases denominated in Japanese yen. However, our cost of product revenues in any given quarter generally reflect wafer purchases that were made in the previous quarter, and are impacted by hedging decisions we may make from time to time, including entering into forward contracts or other instruments to hedge our future Japanese yen purchase rate. Based on wafer purchases made in the fourth quarter of 2012 and forward contracts entered into for early 2013, changes in the Japanese yen to U.S. dollar exchange rate after December 2012 are not expected to have a material impact on our cost of product revenues in the first half of fiscal year 2013. We expect the average rate of the Japanese yen to the U.S. dollar for the wafer purchases portion of our cost of product revenues to be approximately 81 for the first quarter of fiscal 2013 and approximately 86 for the second quarter of fiscal 2013. See Item 7A, “Quantitative and Qualitative Disclosure About Market Risk - Foreign Currency Risk” for more information about our foreign currency forward and cross currency swap contracts.

For a discussion of foreign operating risks and foreign currency risks, see Item 1A, “Risk Factors.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of December 30, 2012, a hypothetical 50 basis point increase in interest rates would result in an approximate $30 million decline (less than 0.61%) of the fair value of our available-for-sale debt securities.

Foreign Currency Risk. The majority of our revenues are transacted in the U.S. dollar, with some revenues transacted in the European euro, the British pound, the Japanese yen, the Chinese renminbi and the Canadian dollar. Our flash memory costs, which represent the largest portion of our cost of product revenues, are denominated in Japanese yen. We also have some cost of product revenues denominated in the Chinese renminbi. The majority of our operating expenses are denominated in the U.S. dollar; however, we have expenses denominated in Japanese yen, the Chinese renminbi, the Israeli new shekel and numerous other currencies. On the balance sheet, we have numerous foreign currency denominated monetary assets and liabilities, with the largest monetary exposure being our balances with Flash Ventures, which are denominated in Japanese yen.

We enter into foreign currency forward and cross currency swap contracts to hedge the gains or losses generated by the remeasurement of our significant foreign currency denominated monetary assets and liabilities. The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense) to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense).

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

At December 30, 2012, we had both foreign currency forward contracts and cross currency swap contracts in place that amounted to a net sale in U.S. dollar equivalents of $4 million and $34 million in foreign currencies to hedge our foreign currency denominated monetary net asset position over the next twelve months and on December 31, 2013, respectively. The notional amount and unrealized gain or loss of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of December 30, 2012 are shown in the table below. In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss)	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges:
Cross currency swap contracts sold	$(167.5)	$16.9	$15.2
Forward contracts sold	(177.3)	2.2	2.5
Forward contracts purchased	307.2	(5.6)	(21.7)
Total net outstanding contracts	$(37.6)	$13.5	$(4.0)

At December 30, 2012, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalents of approximately $444 million to partially hedge our expected future wafer purchases in Japanese yen. The maturities of these contracts were eight months or less. The notional amount and fair value of our outstanding forward contracts that are designated as cash flow hedges as of December 30, 2012 is shown in the table below. In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Fair Value	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Cash flow hedges:
Forward contracts purchased	$443.6	$(7.1)	$(40.0)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our non-operating results. We do not have direct ownership of European sovereign debt in our investment portfolio. Sales to Europe accounted for approximately 13% of our total revenues in fiscal year 2012, and continuing uncertainties in the European financial markets could impact our revenues and financial condition in Europe or elsewhere.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at December 30, 2012. Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 30, 2012. Based on their evaluation as of December 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 30, 2012.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under “Business-Executive Officers” in this report and under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

The information required by this item is set forth under “Director Compensation Table ‑ Fiscal 2012,” “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis,” “Summary Compensation Table ‑ Fiscal 2010-2012,” “Outstanding Equity Awards at Fiscal 2012 Year-End” and “Option Exercises and Stock Vested in Fiscal 2012” in our Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under “Compensation Committee Interlocks and Insider Participation,” “Certain Transactions and Relationships,” and under “Election of Directors” in our Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” and “Audit Committee Report” in our Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

SANDISK CORPORATION

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited the accompanying Consolidated Balance Sheets of SanDisk Corporation as of December 30, 2012 and January 1, 2012, and the related Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for each of the three years in the period ended December 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at December 30, 2012 and January 1, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SanDisk Corporation’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 19, 2013

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited SanDisk Corporation’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SanDisk Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SanDisk Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of SanDisk Corporation as of December 30, 2012 and January 1, 2012, and the related Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for each of the three years in the period ended December 30, 2012 and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 19, 2013

SANDISK CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 30, 2012	January 1, 2012
	(In thousands, except for share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$995,470	$1,167,496
Short-term marketable securities	1,880,034	1,681,492
Accounts receivable from product revenues, net	588,387	521,763
Inventory	750,075	678,382
Deferred taxes	93,877	100,409
Other current assets	298,517	206,419
Total current assets	4,606,360	4,355,961
Long-term marketable securities	2,835,931	2,766,263
Property and equipment, net	665,542	344,897
Notes receivable and investments in Flash Ventures	1,460,112	1,943,295
Deferred taxes	168,718	199,027
Goodwill	201,735	154,899
Intangible assets, net	246,919	287,691
Other non-current assets	153,810	122,615
Total assets	$10,339,127	$10,174,648

LIABILITIES
Current liabilities:
Accounts payable trade	$254,459	$258,583
Accounts payable to related parties	214,806	276,275
Convertible short-term debt	906,708	—
Other current accrued liabilities	257,539	337,517
Deferred income on shipments to distributors and retailers and deferred revenue	248,155	220,999
Total current liabilities	1,881,667	1,093,374
Convertible long-term debt	789,913	1,604,911
Non-current liabilities	407,947	415,524
Total liabilities	3,079,527	3,113,809

Commitments and contingencies (see Note 13)

EQUITY
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 4,000,000, Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 800,000,000; Issued and outstanding: 241,432,252 in fiscal year 2012 and 242,552,005 in fiscal year 2011	241	243
Capital in excess of par value	5,027,271	4,934,565
Retained earnings	2,071,268	1,796,849
Accumulated other comprehensive income	165,121	332,701
Total stockholders’ equity	7,263,901	7,064,358
Non-controlling interests	(4,301)	(3,519)
Total equity	7,259,600	7,060,839
Total liabilities and equity	$10,339,127	$10,174,648

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands, except per share amounts)
Revenues:
Product	$4,678,504	$5,287,555	$4,462,930
License and royalty	374,005	374,590	363,877
Total revenues	5,052,509	5,662,145	4,826,807
Cost of product revenues	3,326,747	3,183,257	2,552,188
Amortization of acquisition-related intangible assets	42,542	39,742	12,529
Total cost of product revenues	3,369,289	3,222,999	2,564,717
Gross profit	1,683,220	2,439,146	2,262,090
Operating expenses:
Research and development	602,765	547,373	422,562
Sales and marketing	224,054	199,422	209,797
General and administrative	150,401	157,766	166,485
Amortization and write-off of acquisition-related intangible assets	9,905	4,485	1,672
Total operating expenses	987,125	909,046	800,516
Operating income	696,095	1,530,100	1,461,574
Interest income	58,991	60,412	53,361
Gain (loss) on investments	(7,762)	21,540	31,612
Interest (expense) and other income (expense), net	(120,408)	(135,298)	(89,114)
Total other income (expense), net	(69,179)	(53,346)	(4,141)
Income before income taxes	626,916	1,476,754	1,457,433
Provision for income taxes	209,512	489,764	157,291
Net income	$417,404	$986,990	$1,300,142

Net income per share:
Basic	$1.72	$4.12	$5.59
Diluted	$1.70	$4.04	$5.44
Shares used in computing net income per share:
Basic	242,076	239,484	232,531
Diluted	245,253	244,553	238,901

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Net income	$417,404	$986,990	$1,300,142

Other comprehensive income (loss), before tax:
Unrealized holding gain on marketable securities	11,160	31,235	4,412
Reclassification adjustment for realized gain on marketable securities included in net income	(2,969)	(34,549)	(20,400)
	8,191	(3,314)	(15,988)

Foreign currency translation adjustments	(169,190)	79,848	151,662
Reclassification adjustment for realized loss on foreign currency translation adjustments included in net income	—	—	2,149
	(169,190)	79,848	153,811

Unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	(38,197)	30,200	20,240
Reclassification adjustment for realized (gain) loss on derivatives qualifying as cash flow hedges included in net income	10,946	(18,100)	(14,646)
	(27,251)	12,100	5,594

Total other comprehensive income (loss), before tax	(188,250)	88,634	143,417
Income tax (benefit) expense related to items of other comprehensive income (loss)	(20,670)	16,161	11,902
Total other comprehensive income (loss), net of tax	(167,580)	72,473	131,515

Comprehensive income	$249,824	$1,059,463	$1,431,657

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	(In thousands)
Balance at January 3, 2010	228,657	$229	$4,268,845	$(487,489)	$128,713	$3,910,298	$(1,889)	$3,908,409
Net income	—	—	—	1,300,142	—	1,300,142	—	1,300,142
Other comprehensive income, net	—	—	—	—	131,515	131,515	—	131,515
Loss on non-controlling interest	—	—	—	—	—	—	(1,340)	(1,340)
Issuance of shares pursuant to equity plans	6,879	7	134,191	—	—	134,198	—	134,198
Issuance of stock pursuant to employee stock purchase plan	966	1	18,644	—	—	18,645	—	18,645
Share-based compensation expense	—	—	75,682	—	—	75,682	—	75,682
Income tax benefit from share-based plans	—	—	26,810	—	—	26,810	—	26,810
Equity value of debt issuance	—	—	288,460	—	—	288,460	—	288,460
Purchased convertible bond hedge, net	—	—	(291,226)	—	—	(291,226)	—	(291,226)
Sold warrants	—	—	188,100	—	—	188,100	—	188,100
Balance at January 2, 2011	236,502	237	4,709,506	812,653	260,228	5,782,624	(3,229)	5,779,395
Net income	—	—	—	986,990	—	986,990	—	986,990
Other comprehensive income, net	—	—	—	—	72,473	72,473	—	72,473
Loss on non-controlling interest	—	—	—	—	—	—	(290)	(290)
Issuance of shares pursuant to equity plans	5,519	6	122,391	—	—	122,397	—	122,397
Issuance of stock pursuant to employee stock purchase plan	613	—	20,743	—	—	20,743	—	20,743
Share-based compensation expense	—	—	64,496	—	—	64,496	—	64,496
Income tax benefit from share-based plans	—	—	20,517	—	—	20,517	—	20,517
Convertible debt redemption	—	—	(1,844)	—	—	(1,844)	—	(1,844)
Stock repurchases	(82)	—	(1,244)	(2,794)	—	(4,038)	—	(4,038)
Balance at January 1, 2012	242,552	243	4,934,565	1,796,849	332,701	7,064,358	(3,519)	7,060,839
Net income	—	—	—	417,404	—	417,404	—	417,404
Other comprehensive loss, net	—	—	—	—	(167,580)	(167,580)	—	(167,580)
Loss on non-controlling interest	—	—	—	—	—	—	(782)	(782)
Issuance of shares pursuant to equity plans	3,846	4	63,312	—	—	63,316	—	63,316
Issuance of stock pursuant to employee stock purchase plan	685	—	22,986	—	—	22,986	—	22,986
Net cash received for stock repurchase contracts	—	—	2,675	—	—	2,675	—	2,675
Share-based compensation expense	—	—	79,132	—	—	79,132	—	79,132
Income tax benefit from share-based plans	—	—	11,691	—	—	11,691	—	11,691
Stock repurchases	(5,651)	(6)	(87,090)	(142,985)	—	(230,081)	—	(230,081)
Balance at December 30, 2012	241,432	$241	$5,027,271	$2,071,268	$165,121	$7,263,901	$(4,301)	$7,259,600

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$417,404	$986,990	$1,300,142
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	34,368	(74,829)	(172,327)
Depreciation	161,949	114,984	132,818
Amortization	255,212	236,976	133,731
Provision for doubtful accounts	1,452	(1,476)	(2,575)
Share-based compensation expense	78,443	63,110	77,590
Excess tax benefit from share-based plans	(16,015)	(24,895)	(29,626)
Impairments, restructuring and other	(18,366)	(49,438)	(41,505)
Other non-operating	9,580	11,614	1,284
Changes in operating assets and liabilities:
Accounts receivable from product revenues, net	(68,070)	(146,726)	(132,479)
Inventory	(71,260)	(158,534)	84,314
Other assets	5,318	(112,577)	(127,629)
Accounts payable trade	(4,124)	73,711	38,957
Accounts payable to related parties	(61,469)	34,531	59,653
Other liabilities	(194,568)	100,331	129,544
Total adjustments	112,450	66,782	151,750
Net cash provided by operating activities	529,854	1,053,772	1,451,892
Cash flows from investing activities:
Purchases of short and long-term marketable securities	(3,178,660)	(3,473,915)	(5,803,438)
Proceeds from sales of short and long-term marketable securities	2,197,302	2,849,232	2,771,840
Proceeds from maturities of short and long-term marketable securities	650,060	634,390	407,001
Acquisition of property and equipment, net	(487,973)	(192,876)	(108,142)
Investment in Flash Ventures	(50,439)	(83,316)	—
Distribution from FlashVision Ltd.	—	—	122
Notes receivable issuances to Flash Ventures	(142,316)	(399,281)	(59,880)
Notes receivable proceeds from Flash Ventures	511,289	416,388	59,664
Proceeds from sale of assets	—	—	17,767
Purchased technology and other assets	(4,000)	(100,000)	473
Acquisitions, net of cash acquired	(69,629)	(317,649)	—
Net cash used in investing activities	(574,366)	(667,027)	(2,714,593)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	982,500
Proceeds from sale (purchase) of convertible bond hedge	—	1,494	(292,900)
Proceeds from sale (purchase) of warrants	—	(1,158)	188,100
Repayment of debt financing	—	(211,441)	(75,000)
Proceeds from employee stock programs	86,302	143,140	152,843
Excess tax benefit from share-based plans	16,015	24,895	29,626
Stock repurchase program	(230,081)	(4,039)	—
Net cash received for stock repurchase contracts	2,675	—	—
Net cash provided by (used in) financing activities	(125,089)	(47,109)	985,169
Effect of changes in foreign currency exchange rates on cash	(2,425)	(1,289)	6,317
Net increase (decrease) in cash and cash equivalents	(172,026)	338,347	(271,215)
Cash and cash equivalents at beginning of the year	1,167,496	829,149	1,100,364
Cash and cash equivalents at end of the year	$995,470	$1,167,496	$829,149
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$(360,688)	$(374,460)	$(338,328)
Cash paid for interest expense	$(24,957)	$(26,479)	$(12,323)

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations. SanDisk Corporation (together with its subsidiaries, the “Company”) was incorporated in the State of Delaware on June 1, 1988. The Company designs, develops, markets and manufactures flash storage card products used in a wide variety of consumer electronics products. The Company operates in one segment, flash memory storage products.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2012, 2011 and 2010 each consisted of 52 weeks. Certain prior period amounts have been reclassified within Cash flows from operating activities in the Consolidated Statements of Cash Flows to conform to the current period presentation. For accounting and disclosure purposes, the exchange rate at December 30, 2012, January 1, 2012 and January 2, 2011 of 85.99, 77.17 and 81.23, respectively, was used to convert Japanese yen to United States (“U.S.”) dollars for each respective fiscal year-end. Throughout the Notes to Consolidated Financial Statements, unless otherwise indicated, references to Net income refers to Net income attributable to common stockholders.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, intellectual property claims, product returns, allowance for doubtful accounts, inventories and inventory reserves, valuation and impairments of marketable securities and investments, impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructurings, contingencies, share-based compensation and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. The Company recognizes revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, pricing is fixed or determinable and collectability is reasonably assured. Revenue is generally recognized at the time of shipment for customers not eligible for price protection and/or a right of return. Sales made to distributors and retailers are generally under agreements allowing price protection and/or a right of return and, therefore, the revenues and related costs of these transactions are deferred until the retailers or distributors sell-through the merchandise to their end customer or their rights of return expire. Estimated sales returns are provided for as a reduction to product revenues and were not material for any period presented in the accompanying Consolidated Financial Statements. The cost of shipping products to customers is included in cost of product revenues. The Company recognizes expenses related to sales commissions in the period in which the commissions are earned.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from patent licensing arrangements are recognized when earned, estimable and realizable. The timing of revenue recognition is dependent on the terms of each license agreement and on the timing of sales of licensed products. The Company generally recognizes royalty revenues when they are reported to the Company by its licensees, which is generally one quarter in arrears from the licensees’ sales of licensed products. For licensing fees that are not determined by the number of licensed units sold, the Company recognizes license fee revenue on a straight-line basis over the life of the license.

The Company records estimated reductions of revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising and other volume-based incentives and expected returns. All sales incentive programs are recorded as an offset to product revenues or deferred revenues. Marketing development programs are recorded as a reduction to revenues.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable include amounts owed by geographically dispersed distributors, retailers and original equipment manufacturer (“OEM”) customers. No collateral is required. Provisions are provided for sales returns and credit losses.

The Company estimates the collectability of its accounts receivable based on a combination of factors, including but not limited to, customer credit ratings and historical experience. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings or substantial downgrading of credit ratings), the Company provides allowances for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected.

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

Foreign Currency. The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income as a non-operating item in each period. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the historical rate. The Company continuously evaluates its foreign currency exposures and may continue to enter into hedges or other risk mitigating arrangements in the future. Aggregate gross foreign currency transaction gain (loss) prior to consideration of the offsetting hedges recorded to net income (loss) was ($2.8) million, $18.8 million and $41.9 million in fiscal years 2012, 2011 and 2010, respectively.

Cash Equivalents, Short and Long-Term Marketable Securities. Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Marketable securities with original maturities greater than three months from purchase date and remaining maturities less than one year are classified as short-term marketable securities. Marketable securities with remaining maturities greater than one year as of the balance sheet date are classified as long-term marketable securities. Short and long-term fixed income investments consist of U.S. treasury securities, U.S. government-sponsored agency securities, international government securities, corporate notes and bonds, municipal notes and bonds, asset-backed securities and mortgage-backed securities. The fair market value of cash equivalents at December 30, 2012 approximated their carrying value. Cost of securities sold is based on specific identification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining if and when a decline in market value below cost of these investments is other-than-temporary, the Company evaluates both quantitative and qualitative information including the market conditions, offering prices, trends of earnings, price multiples and other key measures. For fixed income securities, only the decline attributable to deteriorating credit of an other-than-temporary impairment is taken to the Consolidated Statement of Operations, unless the Company intends, or “more likely than not” will be required, to sell the security.

Property and Equipment. Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from two to twenty-five years, or the remaining lease term, whichever is shorter.

Variable Interest Entities. The Company evaluates its equity method investments to determine whether any investee is a variable interest entity (“VIE”). If the Company concludes that an investee is a VIE, the Company evaluates its power to direct the activities of the investee, its obligation to absorb the expected losses of the investee and its right to receive the expected residual returns of the investee to determine whether the Company is the primary beneficiary of the investee. If the Company is the primary beneficiary of a VIE, the Company consolidates such entity and reflects the non-controlling interest of other beneficiaries of that entity. If the Company concludes that an investee is not a VIE, the Company does not consolidate the investee.

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

Inventories and Inventory Valuation. Inventories are stated at the lower of cost (first-in, first-out) or market. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. Reductions in inventory valuation are included in Cost of product revenues in the accompanying Consolidated Statements of Operations. Inventory impairment charges, when taken, permanently establish a new cost basis and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. Rather, these amounts are recognized in income only if, as and when the inventory is sold.

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

Advertising Expenses. Marketing co-op development programs, where the Company receives, or will receive, an identifiable benefit (e.g., goods or services) in exchange for the amount paid to its customer and the Company can reasonably estimate the fair value of the benefit it receives for the customer incentive payment, are classified, when granted, as a marketing expense. Advertising expenses not meeting this criteria are classified as a reduction to product revenue when the expense is incurred. Advertising expenses recorded as marketing expense were $16.2 million, $11.4 million and $4.0 million in fiscal years 2012, 2011 and 2010, respectively.

Research and Development Expenses. Research and development expenditures are expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to reclassifications out of accumulated OCI. Under the amendments in this update, an entity is required to report, in one place, information about reclassifications out of accumulated OCI and to report changes in its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company will provide the required disclosures beginning in the first quarter of fiscal year 2013 and does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements.
.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities were as follows (in thousands):

	December 30, 2012	January 1, 2012
Cash and cash equivalents	$995,470	$1,167,496
Short-term marketable securities	1,880,034	1,681,492
Long-term marketable securities	2,835,931	2,766,263
Total cash, cash equivalents and marketable securities	$5,711,435	$5,615,251

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

The Company’s financial assets are measured at fair value on a recurring basis. Instruments that are classified within Level 1 of the fair value hierarchy generally include money market funds and U.S. Treasury securities. Level 1 securities represent quoted prices in active markets, and therefore do not require significant management judgment.

Instruments that are classified within Level 2 of the fair value hierarchy primarily include U.S. government-sponsored agency securities, international government securities, corporate notes and bonds, municipal notes and bonds, asset-backed securities and mortgage-backed securities. The Company’s Level 2 securities are primarily valued using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which are obtained from independent pricing vendors, quoted market prices or other sources to determine the ultimate fair value of the Company’s assets and liabilities. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources. In addition, the Company reviews third-party valuation models, independently calculates the fair value of selective financial instruments and assesses the controls at its third-party valuation service providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments (in thousands):

	December 30, 2012				January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$582,743	$—	$—	$582,743	$901,500	$—	$—	$901,500
Fixed income securities	27,386	4,917,939	—	4,945,325	214,431	4,312,929	—	4,527,360
Derivative assets	—	20,058	—	20,058	—	21,093	—	21,093
Other	—	—	—	—	—	4,501	—	4,501
Total financial assets	$610,129	$4,937,997	$—	$5,548,126	$1,115,931	$4,338,523	$—	$5,454,454

Derivative liabilities	$—	$13,584	$—	$13,584	$—	$45,835	$—	$45,835
Total financial liabilities	$—	$13,584	$—	$13,584	$—	$45,835	$—	$45,835

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	December 30, 2012				January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$582,743	$229,360	$—	$812,103	$926,994	$54,111	$—	$981,105
Short-term marketable securities	16,589	1,863,445	—	1,880,034	155,538	1,525,954	—	1,681,492
Long-term marketable securities	10,797	2,825,134	—	2,835,931	33,399	2,732,864	—	2,766,263
Other current assets and other non-current assets	—	20,058	—	20,058	—	25,594	—	25,594
Total financial assets	$610,129	$4,937,997	$—	$5,548,126	$1,115,931	$4,338,523	$—	$5,454,454

Other current accrued liabilities	$—	$13,584	$—	$13,584	$—	$40,045	$—	$40,045
Non-current liabilities	—	—	—	—	—	5,790	—	5,790
Total financial liabilities	$—	$13,584	$—	$13,584	$—	$45,835	$—	$45,835
————

(1)	Cash equivalents exclude cash of $183.4 million and $186.4 million included in Cash and cash equivalents on the Consolidated Balance Sheets as of December 30, 2012 and January 1, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended December 30, 2012, the Company had no transfers of financial assets or liabilities between Level 1 and Level 2. As of December 30, 2012 and January 1, 2012, the Company had no financial assets or liabilities categorized as Level 3.

As of December 30, 2012 and January 1, 2012, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows (in thousands):

	December 30, 2012				January 1, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. Treasury securities	$27,377	$9	$—	$27,386	$214,366	$69	$(4)	$214,431
U.S. government-sponsored agency securities	28,339	41	(1)	28,379	97,087	10	(26)	97,071
International government securities	153,936	13	(3)	153,946	5,000	—	—	5,000
Corporate notes and bonds	864,170	3,890	(938)	867,122	780,650	1,707	(3,889)	778,468
Asset-backed securities	179,356	453	—	179,809	180,828	61	(149)	180,740
Mortgage-backed securities	1,872	8	(14)	1,866	1,137	5	—	1,142
Municipal notes and bonds	3,665,032	22,697	(912)	3,686,817	3,231,240	20,470	(1,202)	3,250,508
Total available-for-sale investments	$4,920,082	$27,111	$(1,868)	$4,945,325	$4,510,308	$22,322	$(5,270)	$4,527,360

The fair value and gross unrealized losses on available-for-sale securities that have been in an unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of December 30, 2012, are summarized in the following table (in thousands). Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government-sponsored agency securities	$4,086	$(1)	$—	$—
International government securities	9,299	(3)	—	—
Corporate notes and bonds	93,083	(937)	5,000	(1)
Mortgage-backed securities	1,247	(14)	—	—
Municipal notes and bonds	466,238	(885)	14,531	(27)
Total	$573,953	$(1,840)	$19,531	$(28)

The gross unrealized loss related to U.S. government-sponsored agency securities, corporate and municipal notes and bonds, and mortgage-backed securities was primarily due to changes in interest rates. The gross unrealized loss related to international government securities is primarily due to changes in interest rates and exchange rates, with the change in value due to exchange rates mitigated through offsetting non-designated exchange rate contracts. The gross unrealized loss on all available-for-sale fixed income securities at December 30, 2012 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities (in thousands).

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
Gross realized gains	$3,867	$36,762	$20,867
Gross realized losses	(898)	(2,213)	(344)

Fixed income securities by contractual maturity as of December 30, 2012 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations or the Company has the option to demand payment.

	Amortized Cost	Fair Value
Due in one year or less	$1,396,925	$1,400,151
After one year through five years	2,959,851	2,981,845
After five years through ten years	53,949	53,964
After ten years	509,357	509,365
Total	$4,920,082	$4,945,325

For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and the fair values, which are based on quoted market prices (in thousands). These financial instruments were categorized as Level 1 as of December 30, 2012 and January 1, 2012.

	December 30, 2012		January 1, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
1% Convertible Sr. Notes due 2013	$906,708	$927,820	$852,146	$914,140
1.5% Convertible Sr. Notes due 2017	789,913	1,159,370	752,765	1,177,500
Total	$1,696,621	$2,087,190	$1,604,911	$2,091,640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Derivatives and Hedging Activities

The Company uses derivative instruments primarily to manage exposures to foreign currency. The Company’s primary objective in holding derivative instruments is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The program is not designated for trading or speculative purposes. The Company’s derivative instruments expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored by the Company on an ongoing basis.

The Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Changes in fair value (i.e., gains or losses) of the derivatives are recorded as cost of product revenues or other income (expense), or as accumulated OCI. The Company does not offset or net the fair value amounts of derivative instruments and separately discloses the fair value amounts of the derivative instruments as either assets or liabilities.

Cash Flow Hedges. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. As of December 30, 2012, the Company had forward contracts in place to hedge future purchases over the next twelve months of 38.1 billion Japanese yen, or approximately $444 million based upon the exchange rate as of December 30, 2012, and the net unrealized loss on the effective portion of these cash flow hedges was ($7.1) million. As of December 30, 2012, the Company had no forward contracts in place to hedge future purchases beyond the next twelve months.

Other Derivatives. Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at December 30, 2012 with realized and unrealized gains and losses included in other income (expense). As of December 30, 2012, the Company had foreign currency forward contracts hedging exposures in European euros, British pounds and Japanese yen. Foreign currency forward contracts were outstanding to buy and sell U.S. dollar equivalents of approximately $307 million and $177 million in foreign currencies, respectively, based upon the exchange rates at December 30, 2012.

The Company currently has cross currency swap contracts with various counterparties to exchange Japanese yen for U.S. dollars that require the Company to comply with certain covenants, the strictest of which is to maintain a minimum liquidity of $1.0 billion. Liquidity is defined as the sum of the Company’s cash and cash equivalents and short and long-term marketable securities. These cross currency swap contracts were outstanding to sell U.S. dollar equivalents of approximately $168 million based upon the exchange rate at December 30, 2012. Should the Company fail to comply with these covenants, the Company may be required to settle the unrealized gain or loss on the foreign exchange contracts prior to the original maturity date. The Company was in compliance with these covenants as of December 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts. Fair value of derivative contracts as of December 30, 2012 and January 1, 2012 were as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Foreign exchange contracts designated	$—	$14,890	$—	$—
Foreign exchange contracts not designated	19,064	6,203	994	—
Total derivatives	$19,064	$21,093	$994	$—

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Foreign exchange contracts designated	$7,058	$3,265	$—	$—
Foreign exchange contracts not designated	6,526	36,780	—	5,790
Total derivatives	$13,584	$40,045	$—	$5,790

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges. The impact of the effective portion of designated cash flow derivative contracts on the Company’s results of operations for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011was as follows (in thousands):

	Fiscal years ended
	Amount of gain (loss) recognized in OCI			Amount of gain (loss) reclassified from OCI to earnings
	December 30, 2012	January 1, 2012	January 2, 2011	December 30, 2012	January 1, 2012	January 2, 2011
Foreign exchange contracts	$(38,197)	$33,224	$27,825	$(10,946)	$27,985	$14,646
Equity market risk contract	—	(3,024)	(7,585)	—	(9,885)	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the ineffective portion of designated cash flow derivative contracts and the forward points excluded for the purposes of cash flow hedging designation recognized in other income (expense) (in thousands):

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
Foreign exchange contracts	$(6,630)	$(5,148)	$(583)

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows (in thousands):

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
Gain (loss) on foreign exchange contracts including forward point income	$9,025	$(14,068)	$(41,095)
Gain (loss) from revaluation of foreign currency exposures hedged by foreign exchange contracts	(3,511)	17,479	41,514

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Balance Sheet Information

Accounts Receivable from Product Revenues, net. Accounts receivable from product revenues, net, were as follows (in thousands):

	December 30, 2012	January 1, 2012
Trade accounts receivable	$766,583	$692,702
Allowance for doubtful accounts	(6,627)	(5,717)
Price protection, promotions and other activities	(171,569)	(165,222)
Total accounts receivable from product revenues, net	$588,387	$521,763

Allowance for Doubtful Accounts. The activity in the allowance for doubtful accounts was as follows (in thousands):

	December 30, 2012	January 1, 2012	January 2, 2011
Balance, beginning of period	$5,717	$8,416	$12,348
Additions (reductions) charged to costs and expenses	1,452	(1,476)	(2,575)
Deductions/write-offs	(542)	(1,223)	(1,357)
Balance, end of period	$6,627	$5,717	$8,416

Inventory. Inventory was as follows (in thousands):

	December 30, 2012	January 1, 2012
Raw material	$404,634	$398,308
Work-in-process	102,249	89,332
Finished goods	243,192	190,742
Total inventory	$750,075	$678,382

Other Current Assets. Other current assets were as follows (in thousands):

	December 30, 2012	January 1, 2012
Royalty and other receivables	$59,299	$53,443
Other non-trade receivable	—	26,875
Prepaid expenses	13,221	17,274
Tax-related receivables	186,223	67,157
Prepayment to Flash Forward Ltd.	20,577	20,577
Other current assets	19,197	21,093
Total other current assets	$298,517	$206,419

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment. Property and equipment were as follows (in thousands):

	December 30, 2012	January 1, 2012
Machinery and equipment	$1,124,701	$870,117
Software	148,014	139,388
Buildings and building improvements	227,651	70,036
Capital land lease	31,030	6,588
Furniture and fixtures	10,106	6,333
Leasehold improvements	11,979	24,068
Property and equipment, at cost	1,553,481	1,116,530
Accumulated depreciation and amortization	(887,939)	(771,633)
Property and equipment, net	$665,542	$344,897

Depreciation expense of property and equipment totaled $161.9 million, $115.0 million and $132.8 million in fiscal years 2012, 2011 and 2010, respectively.

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) were as follows (in thousands):

	December 30, 2012	January 1, 2012
Notes receivable, Flash Partners Ltd.	$180,254	$291,564
Notes receivable, Flash Alliance Ltd.	476,800	973,176
Notes receivable, Flash Forward Ltd.	162,810	32,396
Investment in Flash Partners Ltd.	232,547	258,184
Investment in Flash Alliance Ltd.	342,048	368,459
Investment in Flash Forward Ltd.	65,653	19,516
Total notes receivable and investments in Flash Ventures	$1,460,112	$1,943,295

Equity-method investments and the Company’s maximum loss exposure related to Flash Ventures are discussed further in Note 13, “Commitments, Contingencies and Guarantees – Flash Partners, Flash Alliance and Flash Forward” and Note 14, “Related Parties and Strategic Investments.”

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

Other Non-Current Assets. Other non-current assets were as follows (in thousands):

	December 30, 2012	January 1, 2012
Prepaid tax on intercompany transactions	$42,118	$46,489
Prepayment to Flash Forward Ltd.	5,144	29,396
Convertible note issuance costs	8,708	12,992
Long-term prepaid income tax	63,008	3,956
Other non-current assets	34,832	29,782
Total other non-current assets	$153,810	$122,615

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	December 30, 2012	January 1, 2012
Accrued payroll and related expenses	$102,269	$132,182
Derivative contract payables	13,584	40,045
Taxes payable	25,476	61,144
Other accrued liabilities	116,210	104,146
Total other current accrued liabilities	$257,539	$337,517

Non-current liabilities. Non-current liabilities were as follows (in thousands):

	December 30, 2012	January 1, 2012
Deferred tax liabilities	$28,672	$44,262
Income tax liabilities	208,629	218,994
Deferred credits on intercompany transactions	58,548	67,926
Other non-current liabilities	112,098	84,342
Total non-current liabilities	$407,947	$415,524

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Consolidated Balance Sheets and the activity was as follows (in thousands):

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
Balance, beginning of period	$26,957	$24,702	$25,909
Additions and adjustments to cost of product revenues	33,247	29,444	30,732
Usage	(21,417)	(27,189)	(31,939)
Balance, end of period	$38,787	$26,957	$24,702

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

Accumulated Other Comprehensive Income. Accumulated other comprehensive income presented in the accompanying Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and hedging activities, net of tax, for all periods presented (in thousands):

	December 30, 2012	January 1, 2012
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$15,919	$10,849
Foreign currency translation	155,389	300,788
Hedging activities	(6,187)	21,064
Total accumulated other comprehensive income	$165,121	$332,701

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of income tax expense (benefit) allocated to available-for-sale investments, foreign currency translation and hedging activities was as follows (in thousands):

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
Available-for-sale investments	$3,121	$3,342	$(6,301)
Foreign currency translation	(23,791)	10,315	20,979
Hedging activities	—	2,504	(2,776)
	$(20,670)	$16,161	$11,902

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Goodwill and Intangible Assets

Goodwill. Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of January 1, 2012	$154,899
Acquisitions	42,979
Acquisition earn-out	3,857
Balance as of December 30, 2012	$201,735

Goodwill increased by $43.0 million due to the Company’s acquisition of 100% of the outstanding shares of FlashSoft Corporation (“FlashSoft”) on February 13, 2012 and Schooner Information Technology, Inc. (“Schooner”) on June 21, 2012. In addition, during the fiscal year ended December 30, 2012, the Company recognized $3.9 million of goodwill under the resolution of an earn-out provision related to an acquisition consummated in fiscal year 2004.

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

Goodwill is not amortized, but is reviewed and tested for impairment at least annually, on the first day of the Company’s fourth quarter and whenever events or circumstances occur that indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company’s reporting unit level. The Company has the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the goodwill is impaired and determine whether further action is needed. For the year ended December 30, 2012, the Company proceeded directly to the two-step impairment test on goodwill. In the first step, or Step 1, of the two-step impairment test, the Company compared the fair value of its reporting unit to its carrying value.  Based on the Step 1 test, the Company concluded that the fair value of its reporting unit was not less than its carrying amount. As a result, the Company did not proceed to the second step of the two-step test and determined that goodwill was not impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets. Intangible asset balances are presented below (in thousands):

	December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Adjustments	Net Carrying Amount
Developed product technology	$200,960	$(68,104)	$—	$132,856
Core technology	79,800	(79,800)	—	—
Customer relationships	13,050	(10,043)	—	3,007
Trademarks	5,700	(1,870)	—	3,830
Covenants not to compete	3,100	(1,618)	—	1,482
Acquisition-related intangible assets	302,610	(161,435)	—	141,175
Technology licenses and patents	133,909	(65,690)	—	68,219
Total intangible assets subject to amortization	436,519	(227,125)	—	209,394
Acquired in-process research and development	38,385	—	(860)	37,525
Total intangible assets	$474,904	$(227,125)	$(860)	$246,919

	January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$172,800	$(30,014)	$142,786
Core technology	79,800	(75,349)	4,451
Customer relationships	12,200	(3,643)	8,557
Trademarks	5,300	(633)	4,667
Covenants not to compete	700	(209)	491
Acquisition-related intangible assets	270,800	(109,848)	160,952
Technology licenses and patents	131,340	(40,801)	90,539
Total intangible assets subject to amortization	402,140	(150,649)	251,491
Acquired in-process research and development	36,200	—	36,200
Total intangible assets	$438,340	$(150,649)	$287,691

Acquisition-related intangible assets increased in the fiscal year ended December 30, 2012 due to the acquisitions of FlashSoft and Schooner. During the fiscal year ended December 30, 2012, the Company reclassified $1.0 million of acquired in-process research and development to developed product technology and commenced amortization.

Acquired in-process research and development is accounted for as an indefinite-lived intangible asset. Indefinite-lived intangible assets are reviewed for impairment at least annually until technological feasibility is achieved or development is complete. Upon completion of development, the acquired in-process research and development is considered an amortizable finite-lived intangible asset. Amortization expense of technology licenses and patents is recorded to cost of product revenues or research and development based upon the use of the technology. In fiscal year 2012, the Company discontinued a project related to an in-process research and development indefinite-lived intangible asset, which resulted in a write-off of $0.9 million that was recorded in “Amortization and write-off of acquisition-related intangible assets” on the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense of intangible assets totaled $76.5 million, $65.5 million and $20.7 million in fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

The annual expected amortization expense of intangible assets as of December 30, 2012, excluding acquired in-process research and development, is presented below (in thousands):

	Estimated Amortization Expense
	Acquisition-related Intangible Assets	Technology Licenses and Patents
Fiscal year:
2013	$44,928	$23,599
2014	40,545	21,231
2015	40,380	20,056
2016	15,322	3,333
Total intangible assets subject to amortization	$141,175	$68,219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt (in thousands):

	December 30, 2012	January 1, 2012
1% Notes due 2013	$928,061	$928,061
Less: Unamortized bond discount	(21,353)	(75,915)
Net carrying amount of 1% Notes due 2013	906,708	852,146

1.5% Notes due 2017	1,000,000	1,000,000
Less: Unamortized bond discount	(210,087)	(247,235)
Net carrying amount of 1.5% Notes due 2017	789,913	752,765
Total convertible debt	1,696,621	1,604,911
Less: Convertible short-term debt	(906,708)	—
Convertible long-term debt	$789,913	$1,604,911

1% Convertible Senior Notes Due 2013. In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due May 15, 2013 (the “1% Notes due 2013”) at par and has subsequently repurchased $221.9 million of principal amount of these notes. The 1% Notes due 2013 may be converted, under certain circumstances, based on an initial conversion rate of 12.1426 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share). The net proceeds to the Company from the offering of the 1% Notes due 2013 were $1.13 billion. As of December 30, 2012, the Company had $928.1 million outstanding in aggregate principal amount at par.

The Company separately accounts for the liability and equity components of the 1% Notes due 2013. The principal amount of the liability component of $753.5 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $394.3 million as of December 30, 2012 and January 1, 2012.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1% Notes due 2013 (in thousands):

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
Contractual interest coupon	$9,280	$10,692	$11,500
Amortization of bond issuance costs	2,783	4,345	3,429
Amortization of bond discount	53,599	56,424	57,303
Total interest cost recognized	$65,662	$71,461	$72,232

The effective interest rate on the liability component of the 1% Notes due 2013 was 7.4% for each of the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011. The remaining bond discount of $21.4 million as of December 30, 2012 will be amortized over the remaining life of the 1% Notes due 2013, which is approximately 0.4 years.

On and after February 15, 2013 until the close of business on the scheduled trading day immediately preceding the maturity date of May 15, 2013, holders may convert their notes at any time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company pays cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2006. Debt issuance costs were approximately $24.5 million, of which $8.7 million was allocated to capital in excess of par value and $15.8 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 1% Notes due 2013. As of December 30, 2012, unamortized deferred issuance cost was $0.7 million.

Concurrently with the issuance of the 1% Notes due 2013, the Company purchased a convertible bond hedge and sold warrants. The separate convertible bond hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 1% Notes due 2013 and to increase the initial conversion price to $95.03 per share. Each of these components is discussed separately below:

•
Convertible Bond Hedge. Counterparties agreed to sell to the Company up to approximately 14.0 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a price of $82.36 per share. During fiscal year 2011, due to the repurchase of a portion of the outstanding 1% Notes due 2013, the Company unwound a pro-rata portion of the convertible bond hedge. The Company may now purchase up to 11.3 million shares of its common stock at a conversion price of $82.36 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day none of the 1% Notes due 2013 remains outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issued upon conversion of the 1% Notes due 2013, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1% Notes due 2013. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. The convertible bond hedge transaction cost of $386.1 million has been accounted for as an equity transaction. The Company initially recorded approximately $0.8 million in stockholders’ equity from the net deferred tax liability related to the convertible bond hedge at inception of the transaction. As of December 30, 2012, the Company had not purchased any shares under the remaining convertible bond hedge agreement.

•
Warrants. The Company received $308.7 million from the same counterparties from the sale of warrants to purchase up to approximately 14.0 million shares of the Company’s common stock at an exercise price of $95.03 per share. During fiscal year 2011, due to the repurchase of a portion of the outstanding 1% Notes due 2013, the Company unwound a pro-rata portion of the warrants. The counterparties may now purchase up to 11.3 million shares of the Company’s common stock at an exercise price of $95.03 per share. As of December 30, 2012, the warrants (separated into 20 separate components) had an expected life of 0.6 years and expire on 20 different dates from August 23, 2013 through September 20, 2013. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 30, 2012, the remaining warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017. The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $294.0 million as of December 30, 2012, unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1.5% Notes due 2017 (in thousands):

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
Contractual interest coupon	$15,000	$15,000	$5,208
Amortization of bond issuance costs	2,667	2,695	961
Amortization of bond discount	36,364	34,140	11,596
Total interest cost recognized	$54,031	$51,835	$17,765

The effective interest rate on the liability component of the 1.5% Notes due 2017 was 6.85% for each of the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011. The remaining unamortized bond discount of $210.1 million as of December 30, 2012 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 4.6 years.

The 1.5% Notes due 2017 may be converted on any day prior to the close of business on the scheduled trading day immediately preceding May 15, 2017, in multiples of $1,000 principal amount at the option of the holder under any of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company pays cash interest at an annual rate of 1.5%, payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2011. Debt issuance costs were approximately $19.0 million, of which $5.6 million was allocated to capital in excess of par value and $13.4 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 1.5% Notes due 2017. As of December 30, 2012, unamortized deferred issuance cost was $8.7 million.

Concurrently with the issuance of the 1.5% Notes due 2017, the Company purchased a convertible bond hedge and sold warrants. The convertible bond hedge transaction is structured to reduce the potential future economic dilution associated with the conversion of the 1.5% Notes due 2017 and, combined with the warrants, to increase the initial conversion price to $73.33 per share. Each of these components is discussed separately below:

•
Convertible Bond Hedge. Counterparties agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remains outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. The convertible bond hedge transaction cost of $292.9 million has been accounted for as an equity transaction. The Company initially recorded approximately $1.7 million in stockholders’ equity from the deferred tax asset related to the convertible bond hedge at inception of the transaction. As of December 30, 2012, the Company had not purchased any shares under this convertible bond hedge agreement.

•
Warrants. The Company received $188.1 million from the same counterparties from the sale of warrants to purchase up to approximately 19.1 million shares of the Company’s common stock at an exercise price of $73.33 per share. As of December 30, 2012, the warrants (separated into 40 separate components) had an average expected life of 5.0 years and expire over 40 different dates from November 13, 2017 through January 10, 2018. At each expiration date, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 30, 2012, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Stock Repurchase Program

During the fourth quarter of fiscal year 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s outstanding common stock over a period of up to five years. In December 2012, the Company’s Board of Directors authorized an additional $750.0 million for stock repurchases, bringing the total amount authorized for stock repurchases to $1.25 billion, of which $1.02 billion remained available for stock repurchases as of December 30, 2012. Under this program, shares repurchased are recorded as a reduction to capital in excess of par value and retained earnings in the Company’s Consolidated Balance Sheet. From inception of this stock repurchase program through December 30, 2012, the Company had repurchased 5.73 million shares for $234.0 million, of which 5.65 million shares for an aggregate purchase price of $230.0 million were repurchased during the fiscal year ended December 30, 2012. As part of its stock repurchase program, the Company may from time-to-time enter into structured stock repurchase arrangements with financial institutions. These arrangements generally require the Company to make an upfront cash payment in exchange for the right to receive shares of its common stock or cash at the expiration of the agreement, dependent upon the volume-weighted average price of the Company’s common stock at the expiration date. The initial cash principal payment, as well as the subsequent repayment of principal and return on principal, if settled in cash, are recorded as a component of capital in excess of par value in the Company’s Consolidated Balance Sheet. During the fiscal year ended December 30, 2012, the Company entered into structured stock repurchase arrangements that required upfront cash payments of $40.0 million. These arrangements settled within the fiscal year ended December 30, 2012 and resulted in zero stock repurchases and the Company receiving its original upfront cash payment of $40.0 million and returns totaling $2.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Concentrations of Risk and Segment Information

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

Other than sales in the U.S., South Korea and Taiwan, no individual country represented more than 10% of the Company’s total revenues. Intercompany sales between geographic areas have been eliminated.

Revenue by geographic areas for fiscal years 2012, 2011 and 2010 were as follows (in thousands):

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
United States	$714,293	$853,830	$809,037
South Korea	347,882	374,662	334,173
Taiwan	980,323	1,419,836	993,787
Other Asia-Pacific	2,139,504	2,101,967	1,822,853
Europe, Middle East and Africa	642,494	688,538	714,378
Other foreign countries	228,013	223,312	152,579
Total	$5,052,509	$5,662,145	$4,826,807

Product revenues from customers are designated based on the geographic location to which the product is delivered. License and royalty revenue is attributed to countries based upon the location of the headquarters of the licensee.

Long-lived assets by geographic area as of the end of fiscal years 2012 and 2011 were as follows (in thousands):

	December 30, 2012	January 1, 2012
United States	$257,655	$100,414
Japan	661,393	673,898
China	350,873	187,773
Other foreign countries	38,702	28,971
Total	$1,308,623	$991,056

Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets property and equipment, long-term equity investments in Flash Ventures and equity investments, and attributes those investments to the location of the investee’s primary operations.

Customer and Supplier Concentrations. A limited number of customers or licensees have accounted for a substantial portion of the Company’s revenues. Revenues from the Company’s top 10 customers or licensees accounted for approximately 43%, 48% and 44% of the Company’s revenues for fiscal years 2012, 2011 and 2010, respectively. In fiscal year 2012, Apple Inc. accounted for 13% of the Company’s total revenues. In fiscal year 2011, Samsung Electronics Co., Ltd. accounted for 10% of the Company’s total revenues. In fiscal year 2010, no customer accounted for 10% or more of the Company’s total revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the Company’s flash memory system products require silicon wafers for the memory and controller components. The Company’s memory wafers and components are currently supplied almost entirely from Flash Ventures and the controller wafers are primarily manufactured by third-party subcontractors. The failure of any of these sources to deliver silicon wafers could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the employees of Toshiba Corporation (“Toshiba”) that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt the Company’s wafer supply from Toshiba’s Yokkaichi, Japan operations.

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

Concentration of Credit Risk. The Company’s concentration of credit risk consists principally of cash, cash equivalents, short and long-term marketable securities and trade receivables. The Company’s investment policy restricts investments to high-credit quality investments and limits the amounts invested with any one issuer. The Company sells to OEMs, retailers and distributors in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific, and performs ongoing credit evaluations of its customers’ financial condition, and generally requires no collateral.

Off-Balance Sheet Risk. The Company has off-balance sheet financial obligations. See Note 13, “Commitments, Contingencies and Guarantees.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Share-based Compensation

Share-based Benefit Plans

2005 Incentive Plan. On May 27, 2005, the Company’s stockholders approved the 2005 Stock Incentive Plan, which was amended in May 2006 and renamed the 2005 Incentive Plan (“2005 Plan”). Shares of the Company’s common stock may be issued under the 2005 Plan pursuant to three separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights may be granted to officers and other employees, non-employee board members and independent consultants, (ii) the stock issuance program under which shares may be awarded to such individuals through restricted stock or restricted stock unit awards or as a stock bonus for services rendered to the Company, and (iii) an automatic grant program for the non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. The 2005 Plan also includes a performance-based cash bonus awards program for executive officers classified under Section 16 of the Securities Exchange Act of 1934, as amended. Grants and awards under the discretionary grant program generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 12 quarters of continued service. Awards under the stock issuance program generally vest in equal annual installments over a 4-year period. Grants under the automatic grant program vest in accordance with the specific vesting provisions set forth in that program. A total of 37,045,436 shares of the Company’s common stock has been reserved for issuance under this plan. The share reserve may increase by up to 10,000,000 shares of common stock to the extent that outstanding options under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan expire or terminate unexercised, of which 2,345,449 shares of common stock as of December 30, 2012 had been added to the 2005 Plan reserve. All options granted under the 2005 Plan were granted with an exercise price equal to the fair market value of the common stock on the date of grant and will expire seven years from the date of grant.

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

2005 Employee Stock Purchase Plan. The 2005 Employee Stock Purchase Plan (“ESPP”) was approved by the stockholders on May 27, 2005. The ESPP consists of two components: a component for employees residing in the U.S. and an international component for employees who are non-U.S. residents. The ESPP allows eligible employees to purchase shares of the Company’s common stock at the end of each six-month offering period at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The ESPP has 10,000,000 shares reserved for issuance, of which 4,969,553 shares were available to be issued as of December 30, 2012. In fiscal years 2012, 2011 and 2010, a total of 684,646 shares, 613,452 shares and 966,288 shares of common stock, respectively, had been issued under this plan.

Acquired Plans. In connection with the Company’s acquisitions of FlashSoft, Pliant Technology, Inc. (“Pliant”), msystems Ltd. (“msystems”) and Matrix Semiconductor, Inc. (“Matrix”), the Company adopted various equity incentive plans, which were effective upon completion of the applicable acquisition. Each of these plans was terminated as of the date of acquisition and no further grants were made under any of these plans after their termination. However, any unvested option grants that were outstanding under these plans at the date of acquisition continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration to the contractual terms of the share-based awards. The Company’s expected volatility is based on the implied volatility of its traded options. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

Valuation Assumptions

Option Plan Shares. The fair value of the Company’s stock options granted to employees, officers and non-employee board members, excluding unvested stock options assumed through acquisitions, was estimated using the following annual weighted average assumptions:

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
Dividend yield	None	None	None
Expected volatility	0.43	0.43	0.50
Risk-free interest rate	0.60%	1.49%	1.53%
Expected term	4.3 years	4.3 years	3.9 years
Estimated annual forfeiture rate	8.59%	8.57%	7.32%
Weighted average fair value at grant date	$16.45	$17.37	$12.58

Employee Stock Purchase Plan Shares. The fair value of the Company’s ESPP shares issued to employees was estimated using the following weighted average assumptions:

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
Dividend yield	None	None	None
Expected volatility	0.41	0.43	0.56
Risk-free interest rate	0.15%	0.13%	0.18%
Expected term	½ year	½ year	½ year
Weighted average fair value at purchase date	$11.87	$12.17	$9.95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of December 30, 2012 and changes during the three fiscal years ended December 30, 2012 is presented below (in thousands, except for weighted average exercise price and remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at January 3, 2010	24,896	$29.87	4.4	$180,834
Granted	3,016	31.67
Exercised	(6,471)	22.08		137,976
Forfeited	(449)	24.14
Expired	(599)	49.15
Options and SARs outstanding at January 2, 2011	20,393	32.18	3.8	393,996
Granted	3,157	44.96
Exercised	(5,310)	24.81		126,929
Forfeited	(536)	29.09
Expired	(354)	51.79
Options assumed through acquisition	209	4.35
Options and SARs outstanding at January 1, 2012	17,559	36.55	3.4	257,251
Granted	2,336	46.49
Exercised	(3,403)	21.32		81,622
Forfeited	(469)	38.12
Expired	(597)	53.10
Options and SARs outstanding at December 30, 2012	15,426	40.73	3.2	109,411
Options and SARs vested and expected to vest after December 30, 2012, net of forfeitures	14,953	40.60	3.1	108,480
Options and SARs exercisable at December 30, 2012	10,535	39.93	2.1	89,646

At December 30, 2012, the total compensation cost related to stock options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $87.1 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.4 years. As of December 30, 2012, the Company had fully expensed all of its SARs awards.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the three fiscal years ended December 30, 2012 is presented below (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at January 3, 2010	844	$24.69	$24,476
Granted	1,100	29.39
Vested	(632)	25.11	24,476
Forfeited	(68)	24.67
Non-vested share units at January 2, 2011	1,244	28.64	62,007
Granted	1,335	47.56
Vested	(396)	29.63	19,309
Forfeited	(132)	37.24
Non-vested share units at January 1, 2012	2,051	40.22	100,913
Granted	1,840	45.04
Vested	(646)	47.75	29,479
Forfeited	(227)	42.85
Assumed through acquisition	59	46.63
Non-vested share units at December 30, 2012	3,077	43.51	131,622

As of December 30, 2012, the Company had approximately $87.5 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.7 years.

Employee Stock Purchase Plan. At December 30, 2012, there was approximately $0.8 million of total unrecognized compensation cost related to the Company’s ESPP that is expected to be recognized over a period of approximately 0.1 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense (in thousands):

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
Share-based compensation expense by caption:
Cost of product revenues	$7,459	$4,674	$5,821
Research and development	41,009	34,202	26,292
Sales and marketing	14,585	10,593	10,934
General and administrative	15,390	13,641	34,543
Total share-based compensation expense	78,443	63,110	77,590
Total tax benefit recognized	(20,122)	(17,008)	(26,720)
Decrease in net income	$58,321	$46,102	$50,870

Share-based compensation expense by type of award:
Stock options and SARs	$35,428	$33,684	$55,821
RSUs	35,260	22,355	15,081
ESPP	7,755	7,071	6,688
Total share-based compensation expense	78,443	63,110	77,590
Total tax benefit recognized	(20,122)	(17,008)	(26,720)
Decrease in net income	$58,321	$46,102	$50,870

Share-based compensation expense of $1.8 million and $1.4 million related to manufacturing personnel was capitalized into inventory as of December 30, 2012 and January 1, 2012, respectively.

The total grant date fair value of options and RSUs vested during the three years ended December 30, 2012 was as follows (in thousands):

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
Fair value of options vested	$37,674	$33,868	$40,509
Fair value of RSUs vested	24,327	11,747	15,868
Total fair value of options and RSUs vested	$62,001	$45,615	$56,377

Modification of Share-based Awards and Other Adjustments. In fiscal year 2010, the Company recognized $17.3 million of expense related to the modification of share-based awards, pursuant to the retirement agreement with the Company’s former Chief Executive Officer. There were no material modifications of share-based awards during fiscal years 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Provision for Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
Current:
Federal	$74,258	$447,126	$268,571
State	(824)	12,708	20,557
Foreign	101,710	104,760	40,490
	175,144	564,594	329,618
Deferred:
Federal	45,383	(60,934)	(143,406)
State	1,634	(49)	(23,931)
Foreign	(12,649)	(13,847)	(4,990)
	34,368	(74,830)	(172,327)
Provision for income taxes	$209,512	$489,764	$157,291

Income before provision for income taxes consisted of the following (in thousands):

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
United States	$518,509	$1,242,529	$1,273,081
International	108,407	234,225	184,352
Total	$626,916	$1,476,754	$1,457,433

The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rates to income before taxes as follows:

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.3)	0.5	(0.6)
Non-deductible share-based compensation expense	1.3	0.4	0.2
Valuation allowance	0.2	0.4	(17.4)
Tax-exempt interest income	(1.9)	(0.9)	(0.7)
Foreign earnings at other than U.S. rates	(1.2)	(1.8)	(5.1)
Other	0.3	(0.4)	(0.6)
Effective income tax rates	33.4%	33.2%	10.8%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes. Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	December 30, 2012	January 1, 2012
Deferred tax assets:
Deferred income on shipments to distributors and retailers and deferred revenue recognized for tax purposes	$46,679	$32,833
Accruals and reserves not currently deductible	51,636	62,812
Depreciation and amortization not currently deductible	54,474	59,464
Deductible share-based compensation	61,014	62,864
Unrealized loss on investments	9,879	9,620
Unrealized foreign exchange loss	45,122	78,360
Net operating loss carryforwards	40,092	33,871
Tax credit carryforward	25,187	16,939
Other	22,218	26,747
Gross deferred tax assets	356,301	383,510
Valuation allowance	(37,259)	(25,614)
Deferred tax assets, net of valuation allowance	319,042	357,896

Deferred tax liabilities:
Acquired intangible assets	(3,820)	(1,864)
Unrealized gain on investments	(9,324)	(6,201)
Unrealized foreign exchange gain	(43,327)	(66,006)
U.S. taxes provided on unremitted earnings of foreign subsidiaries	(28,844)	(28,844)
Total deferred tax liabilities	(85,315)	(102,915)
Net deferred tax assets	$233,727	$254,981

The Company assesses its valuation allowance recorded against deferred tax assets on a regular and periodic basis. The assessment of valuation allowance against deferred tax assets requires estimations and significant judgment. The Company continues to assess and adjust its valuation allowance based on operating results and market conditions. During fiscal years 2012 and 2011, based on weighing both the positive and negative evidence available, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets, the Company determined that it is able to realize most of its deferred tax assets with the exception of certain loss and credit carryforwards. During fiscal year 2010, the Company determined that it was able to realize most of the U.S. federal and state deferred tax assets with the exception of certain net operating losses. As a result, the Company released $306.0 million of valuation allowance related to federal and state deferred tax assets in fiscal year 2010.

The Company has federal and state net operating loss carryforwards of $82.4 million and $208.4 million, respectively. The net operating losses will begin to expire in fiscal year 2014 if not utilized. The Company also has California research credit carryforwards of $36.7 million. California research credits can be carried forward to future years indefinitely. Some of these carryforwards are subject to annual limitations, including under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended, for U.S. tax purposes and similar state provisions.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. No provision has been made for U.S. income taxes or foreign withholding taxes on $582.9 million of cumulative unremitted earnings of certain foreign subsidiaries as of December 30, 2012, since the Company intends to indefinitely reinvest these earnings outside the U.S. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the Company’s U.S. entity, the Company would be subject to additional U.S. income taxes and foreign withholding taxes would be reduced by available foreign tax credits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax benefit from share-based plans was applied to capital in excess of par value in the amount of $11.7 million, $20.5 million and $26.8 million in fiscal years 2012, 2011 and 2010, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 2, 2011	$172,060
Additions:
Tax positions related to current year	10,090
Tax positions related to prior years	4,489
Reductions:
Tax positions related to prior years	(296)
Expiration of statute of limitations	(517)
Balance at January 1, 2012	185,826
Additions:
Tax positions related to current year	1,943
Tax positions related to prior years	942
Reductions:
Tax positions related to prior years	(7,186)
Expiration of statute of limitations	(2,003)
Balance at December 30, 2012	$179,522

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, is $83.1 million at December 30, 2012. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits at December 30, 2012 and January 1, 2012 was $32.2 million and $34.1 million, respectively. Interest and penalties, net, included in the Company’s tax expense for fiscal years 2012, 2011 and 2010 was $2.9 million, $3.2 million and ($2.4) million, respectively.

It is reasonably possible that the unrecognized tax benefits could decrease by approximately $6.6 million within the next 12 months as a result of the expiration of statutes of limitation. The Company is currently under audit by several tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing at December 30, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The IRS recently initiated an examination of the Company’s federal income tax returns for fiscal years 2009 through 2011. The Company does not expect a resolution of this audit to be reached during the next twelve months. In addition, the Company is currently under audit by various state and international tax authorities. While the Company believes that it has an adequate provision for the years under audit, there is still a possibility that an adverse outcome from these matters could have a material effect on its financial position, results of operations or liquidity.

The aggregate dollar and per share effects of tax holidays available to the Company for fiscal years 2012, 2011 and 2010 were immaterial to its financial results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
Numerator for basic net income per share:
Net income	$417,404	$986,990	$1,300,142
Denominator for basic net income per share:
Weighted average common shares outstanding	242,076	239,484	232,531
Basic net income per share	$1.72	$4.12	$5.59

Numerator for diluted net income per share:
Net income	$417,404	$986,990	$1,300,142
Interest on the 1% Convertible Notes due 2035, net of tax	—	—	98
Net income for diluted net income per share	$417,404	$986,990	$1,300,240
Denominator for diluted net income per share:
Weighted average common shares outstanding	242,076	239,484	232,531
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and ESPP (assuming proceeds would be used to purchase common stock), and RSUs	3,177	5,069	5,977
Effect of dilutive 1% Convertible Notes due 2035	—	—	393
Shares used in computing diluted net income per share	245,253	244,553	238,901
Diluted net income per share	$1.70	$4.04	$5.44

Anti-dilutive shares excluded from net income per share calculation	70,309	68,079	75,079

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Commitments, Contingencies and Guarantees

Flash Ventures

Flash Ventures, the Company’s business ventures with Toshiba, consists of three separate legal entities: Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. The Company has a 49.9% ownership interest in each of these entities and Toshiba owns 50.1% of each of these entities. Through these ventures, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products which are manufactured by Toshiba at its wafer fabrication facility located in Yokkaichi, Japan, using semiconductor manufacturing equipment owned or leased by Flash Ventures. Flash Ventures purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its 49.9% ownership position in each Flash Ventures entity under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Ventures’ NAND wafer supply, which generally equals 50% of Flash Ventures’ output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% of Flash Ventures’ costs to the extent that Flash Ventures’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

Flash Partners. Flash Partners Ltd. (“Flash Partners”) was formed in fiscal year 2004. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan. As of December 30, 2012, the Company had notes receivable from Flash Partners of $180.3 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners with the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” At December 30, 2012 and January 1, 2012, the Company had an equity investment in Flash Partners of $232.5 million and $258.2 million, respectively, denominated in Japanese yen, offset by $59.3 million and $85.8 million, respectively, of cumulative translation adjustments recorded in accumulated OCI. In the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, the Company recorded a basis adjustment of $3.0 million, $5.3 million and $10.4 million, respectively, to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

Flash Alliance. Flash Alliance Ltd. (“Flash Alliance”) was formed in fiscal year 2006. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan. As of December 30, 2012, the Company had notes receivable from Flash Alliance of $476.8 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance with the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” At December 30, 2012 and January 1, 2012, the Company had an equity investment in Flash Alliance of $342.0 million and $368.5 million, respectively, denominated in Japanese yen, offset by $53.7 million and $92.6 million, respectively, of cumulative translation adjustments recorded in accumulated OCI. In the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, the Company recorded a basis adjustment of $15.2 million, $24.5 million and $5.9 million, respectively, to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

Flash Forward. Flash Forward Ltd. (“Flash Forward”) was formed in fiscal year 2010. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan. Fab 5 is to be built in two phases. As of December 30, 2012, the Phase 1 build-out had been completed and was equipped to a portion of the potential equipment capacity. The Company had invested in 50% of that equipment. No commitment has yet been made for further Phase 1 capacity expansion beyond productivity improvements; however, the Company periodically reviews the timeline of further Phase 1 capacity expansion. Furthermore, no timelines have been finalized for the construction of Phase 2. If and when Phase 2 is built, the Company is committed to 50% of the initial ramp in Phase 2, similar to that in Phase 1. On completion of Phase 2, Fab 5 is expected to be of similar size to Toshiba’s Fab 4. The Company and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each party’s proportionate level of equipment funding.

As of December 30, 2012, the Company had notes receivable from Flash Forward of $162.8 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward with the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” At December 30, 2012 and January 1,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012, the Company had an equity investment in Flash Forward of $65.7 million and $19.5 million, respectively, denominated in Japanese yen, offset by ($3.7) million and $1.1 million, respectively, of cumulative translation adjustments recorded in accumulated OCI.

FlashVision. In the first quarter of fiscal year 2010, the wind-down was completed of FlashVision, a business venture with Toshiba in which the Company owned 49.9%. The Company recorded a gain of $4.1 million in the first quarter of fiscal year 2010 in other income (expense) related to the completion of this wind-down.

Research and Development Activities. The Company participates in common research and development activities with Toshiba but is not contractually committed to any minimum funding level.

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

Off-Balance Sheet Liabilities

Flash Ventures. Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements totaling 387.6 billion Japanese yen, or approximately $4.51 billion based upon the exchange rate at December 30, 2012. As of December 30, 2012, the total amount outstanding from these master leases was 159.2 billion Japanese yen, or approximately $1.85 billion based upon the exchange rate at December 30, 2012, of which the amount of the Company’s guarantee obligation of the Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 79.6 billion Japanese yen, or approximately $926 million based upon the exchange rate at December 30, 2012.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion, and for some of the leases, the Company’s failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”). As of December 30, 2012, Flash Ventures was in compliance with all of its master lease covenants. As of December 30, 2012, the Company’s R&I credit rating was BBB, two notches above the required minimum corporate rating threshold from R&I; and the Company’s S&P credit rating was BB, one notch above the required minimum corporate rating threshold from S&P. If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, the Company’s stockholders’ equity falls below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantees under such Flash Ventures master lease agreements.

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both original and refinanced leases) in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at December 30, 2012.

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Yen in billions)	(Dollars in thousands)
Flash Partners
February 2008	Original	¥1.3	$15,451	2013
April 2010	Refinanced	1.5	17,136	2014
January 2011	Refinanced	2.5	29,464	2014
November 2011	Refinanced	6.7	77,482	2014
March 2012	Refinanced	4.2	48,900	2015
		16.2	188,433
Flash Alliance
November 2007	Original	3.2	37,177	2013
June 2008	Original	10.0	116,545	2013
March 2012	Original	8.5	99,144	2017
July 2012	Refinanced	16.0	185,800	2017
		37.7	438,666
Flash Forward
November 2011	Original	14.0	163,093	2016
March 2012	Original	8.5	99,021	2017
July 2012	Original	3.2	36,632	2017
		25.7	298,746
Total guarantee obligations		¥79.6	$925,845

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of December 30, 2012 in U.S. dollars based upon the yen/dollar exchange rate at December 30, 2012 (in thousands).

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$190,936	$134,491	$325,427
Year 2	180,734	52,001	232,735
Year 3	126,746	21,136	147,882
Year 4	87,072	31,361	118,433
Year 5	36,973	64,395	101,368
Total guarantee obligations	$622,461	$303,384	$925,845

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of December 30, 2012, no amounts had been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers and employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 30, 2012 or January 1, 2012, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Ventures infringe third-party patents. The Company has not made any indemnification payments under any such agreements. As of December 30, 2012, no amounts have been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at December 30, 2012, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of December 30, 2012 are as follows (in thousands):

	Total		1 Year (Fiscal 2013)	2 –3 Years (Fiscal 2014 and 2015)	4 –5 Years (Fiscal 2016 and 2017)	More than 5 Years (Beyond Fiscal 2017)
Facility and other operating leases	$14,499	(5)	$6,157	$7,283	$1,059	$—
Flash Partners (1)	626,011	(5)(6)	228,648	262,966	107,433	26,964
Flash Alliance (1)	1,160,953	(5)(6)	412,995	536,461	144,860	66,637
Flash Forward (1)	693,304	(5)(6)	155,890	355,448	150,532	31,434
Toshiba research and development	68,051	(5)	38,051	30,000	—	—
Capital equipment purchase commitments	37,561		37,561	—	—	—
1% Convertible senior notes principal and interest (2)	932,701		932,701	—	—	—
1.5% Convertible senior notes principal and interest (3)	1,075,000		15,000	30,000	1,030,000	—
Operating expense commitments	53,061		50,161	2,900	—	—
Noncancelable production purchase commitments (4)	294,526	(5)	294,526	—	—	—
Total contractual cash obligations	$4,955,667		$2,171,690	$1,225,058	$1,433,884	$125,035
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

(5)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at December 30, 2012.

(6)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

The Company has excluded $208.6 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at December 30, 2012. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are as follows (in thousands):

December 30, 2012
Guarantee of Flash Ventures equipment leases (1)	$925,845
————

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 79.6 billion Japanese yen, or approximately $926 million based upon the exchange rate at December 30, 2012.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2013 through fiscal year 2017. Future minimum lease payments are presented below (in thousands):

December 30, 2012
Fiscal year:
2013	$6,672
2014	4,600
2015	3,788
2016	1,200
2017	5
16,265
Sublease income to be received in the future under noncancelable subleases	(1,766)
Net operating leases	$14,499

Net rent expense was as follows (in thousands):

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
Rent expense, net	$6,366	$7,926	$7,522

On January 31, 2012, the Company purchased for $87.5 million five adjacent buildings in Milpitas, California; three of which were previously leased by the Company. Pursuant to this purchase, the Company terminated the three building lease agreements with remaining aggregate lease obligations of $3.9 million that were set to expire in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Related Parties and Strategic Investments

Flash Ventures with Toshiba. The Company owns 49.9% of each entity within Flash Ventures and accounts for its ownership position under the equity method of accounting. The Company’s obligations with respect to the Flash Ventures master lease agreements, take-or-pay supply arrangements and research and development cost sharing are described in Note 13, “Commitments, Contingencies and Guarantees.” The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments. Flash Ventures are VIEs. The Company evaluated whether it is the primary beneficiary of any of the entities within Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities. In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities. The Company concluded based upon its 49.9% ownership in Flash Ventures, the voting structure of Flash Ventures and the manner in which the day-to-day operations of Flash Ventures are conducted that the Company lacked the power to direct most of the activities that most significantly impact Flash Ventures’ economic performance.

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures totaling $2.71 billion, $2.95 billion and $2.00 billion in the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively. At December 30, 2012 and January 1, 2012, the Company had accounts payable balances due to Flash Ventures of $214.5 million and $275.8 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below (in millions).

	December 30, 2012	January 1, 2012
Notes receivable	$820	$1,297
Equity investments	640	646
Operating lease guarantees	926	732
Prepayments	26	50
Maximum loss exposure	$2,412	$2,725

At December 30, 2012 and January 1, 2012, the Company’s retained earnings included approximately ($0.6) million and $4.2 million, respectively, of undistributed earnings (deficit) of Flash Ventures.

The following summarizes the aggregated financial information for Flash Ventures (in millions).

	December 30, 2012	January 1, 2012
	(Unaudited)
Current assets	$683	$1,125
Property, plant, equipment and other assets	2,902	5,089
Total assets	$3,585	$6,214
Current liabilities	$653	$2,269
Long-term liabilities	1,640	2,594

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the aggregated financial information for Flash Ventures for fiscal years 2012, 2011 and 2010, respectively (in millions). Flash Ventures’ year-ends are March 31, with quarters ending on March 31, June 30, September 30 and December 31.

	Fiscal years ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(Unaudited)
Net sales(1)	$4,787	$4,577	$3,467
Gross profit (loss)	8	(2)	15
Net income (loss)	(15)	5	(1)
————

(1)	Net sales represent sales to both the Company and Toshiba.

Solid State Storage Solutions, Inc. During the second quarter of fiscal year 2007, the Company formed Solid State Storage Solutions, Inc. (“S4”), a venture with third parties to license intellectual property. S4 qualifies as a VIE. The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Consolidated Financial Statements for all periods presented. The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities. S4’s assets and liabilities were not material to the Company’s Consolidated Balance Sheets as of December 30, 2012 and January 1, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Stockholders’ Rights Plan

On September 15, 2003, the Company amended its existing stockholder rights plan to terminate the rights issued under that rights plan, and the Company adopted a new rights plan. Under the new rights plan, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on September 25, 2003. In November 2006, the Company extended the term of the rights plan, such that the rights will expire on April 28, 2017 unless redeemed or exchanged. Under the new rights agreement and after giving effect to the Company’s stock dividend effected on February 18, 2004, each right will, under the circumstances described below, entitle the registered holder to buy one (1) two-hundredths of a share of Series A Junior Participating Preferred Stock for $225.00. The rights will become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Litigation

From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including intellectual property, antitrust, commercial, labor, class action, and insurance disputes. The semiconductor industry is characterized by significant litigation seeking to enforce patent and other intellectual property rights. The Company has enforced and likely will continue to enforce its own intellectual property rights through litigation and related proceedings.

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

Patent Infringement Litigation Initiated by SanDisk. On October 24, 2007, the Company filed a Complaint for patent infringement in the U.S. District Court for the Western District of Wisconsin (the “District Court”) against twenty-four companies that make or sell flash memory cards or USB drives. In this action (the “’607 Action”), the Company initially asserted that the defendants infringed the Company’s U.S. Patent Nos. 5,719,808 (the “’808 patent”), 6,763,424 (the “’424 patent”); 6,426,893 (the “’893 patent”); 6,947,332 (the “’332 patent”); and 7,137,011 (the “’011 patent”). The Company concurrently filed a second Complaint for patent infringement in the same District Court against an additional fifteen defendants. In this second action (the “’605 Action”), the Company asserted that the defendants infringed the Company’s U.S. Patent Nos. 6,149,316 (the “’316 patent”) and 6,757,842 (the “’842 patent”). The Company sought damages and injunctive relief in both actions. As of January 7, 2011, the Company dismissed and/or settled its claims with all of the original defendants, except for Kingston Technology Corporation (“Kingston”).

On December 20, 2012, the Company and Kingston settled all litigation between them. All litigation between the Company and Kingston has now been dismissed.

Patent Infringement Litigation Initiated by SanDisk. On May 4, 2010, the Company filed a Complaint for patent infringement in the U.S. District Court for the Western District of Wisconsin (the “District Court”) against Kingston and Imation. The Company entered into a confidential settlement agreement with Imation and subsequently dismissed those claims. In this action, the Company asserted that Kingston infringed seven of the Company’s patents and sought damages and injunctive relief. Kingston asserted several affirmative defenses and related counterclaims including, among others, antitrust counterclaims alleging monopolization, attempted monopolization and agreement in restraint of trade, all under the Sherman Act. On June 10, 2011, the Company filed a motion seeking a summary judgment in connection with Kingston’s antitrust counterclaims and Kingston’s implied license defense. On June 10, 2011, Kingston filed a motion seeking a summary judgment of non-infringement concerning all of the Company’s asserted patent claims, invalidity of certain of those claims, and in connection with certain of the Company’s damages claims. On August 12, 2011, the District Court granted Kingston’s motion for summary judgment as to all of the Company’s infringement claims. On October 13, 2011, the District Court granted the Company’s motion for summary judgment on Kingston’s monopolization and attempted monopolization counterclaims, but denied the Company’s motion for summary judgment on Kingston’s federal agreement-in-restraint-of-trade counterclaim and state law unfair competition counterclaim. A bench trial on Kingston’s remaining counterclaims was held the week of November 7, 2011. On March 27, 2012, the District Court issued a decision finding in favor of the Company on Kingston’s remaining federal antitrust and state law unfair competition counterclaims. The District Court issued a final judgment on April 20, 2012, entering judgment in Kingston’s favor on all of the Company’s infringement claims and judgment in the Company’s favor on all of Kingston’s federal antitrust and state law unfair competition counterclaims. Both Kingston and the Company filed notices of appeal.

This case, including the antitrust counterclaims asserted by Kingston, has been dismissed as part of the overall settlement between the Company and Kingston.

Patent Infringement Litigation Initiated by SanDisk (United Kingdom). On April 4, 2011, following the detention by Customs Authorities in the United Kingdom of several consignments of Universal Serial Bus (“USB”) flash drive products imported by Kingston Digital Europe Limited (“KDEL”), SanDisk IL Ltd. and the Company commenced patent infringement proceedings against KDEL in the Patents Court in the Chancery Division of the High Court. The subject matter of the proceedings concerned Kingston USB flash drive products suspected of infringing three Company patents. The Company sought injunctive relief, damages, costs and associated remedies in those proceedings. KDEL filed its Defence on May 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 denying infringement and seeking revocation of all three patents. Following SanDisk’s application in March 2012, Kingston Technology Co., Inc. and Kingston were joined as co-defendants.

This case is a part of the overall settlement between the Company and Kingston, and a Consent Order for discontinuance of the case has been filed at the Patents Court pursuant to standard English Court procedure.

Patent Infringement Litigation Initiated By SanDisk. On October 27, 2011, in response to infringement allegations by Round Rock Research LLC (“Round Rock”), the Company filed a lawsuit against Round Rock in the U.S. District Court for the Northern District of California. The lawsuit seeks a declaratory judgment that twelve Round Rock patents are invalid and/or not infringed by flash memory products sold by the Company. Round Rock has since withdrawn its allegations of infringement as to three of the patents. A claim construction hearing was held on January 16, 2013. Discovery is underway and expert discovery has not yet commenced in the case. Trial is currently scheduled for February 2014.

Patent Infringement Litigation Initiated By Round Rock Research, LLC. On May 3, 2012, Round Rock filed an action in the U.S. District Court for the District of Delaware alleging that the Company infringed eleven patents, and subsequently filed an amended complaint alleging that SanDisk’s infringement was willful. The parties agreed to dismiss one patent from this Delaware lawsuit that was also being litigated in the California case described above. Discovery is in its early phases, and the parties are scheduled to exchange claim construction positions on July 19, 2013. Trial is currently scheduled for September 29, 2014.

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss which resulted in Dr. Harari being dismissed as a defendant. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) for the portion of the District Court’s Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On November 20, 2012, the Federal Circuit affirmed the District Court’s order denying SanDisk’s motion to dismiss. On December 2, 2012, the Federal Circuit issued its mandate returning the case to the District Court. Discovery is now open in the District Court.

Samsung Federal Antitrust Action Against Panasonic and SD-3C. On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action in the U.S. District Court for the Northern District of California (the “District Court”) alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and SD-3C, LLC (“SD-3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws relating to the licensing practices and operations of SD-3C. The complaint seeks an injunction against collection of Secure Digital (“SD”) card royalties, treble damages, restitution, pre- and post-judgment interest, costs, and attorneys’ fees, as well as a declaration that Panasonic and SD-3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable. The Company is not named as a defendant in this case, but it established SD-3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning the Company. As a member of SD-3C, the Company may be responsible for a portion of any monetary award. Other requested relief, including an injunction or declaration of patent misuse, could result in a loss of revenue to the Company. Defendants filed a motion to dismiss on September 24, 2010, and Samsung filed a First Amended Complaint (“FAC”) on October 14, 2010. On August 25, 2011, the District Court dismissed the patent misuse claim with prejudice, but gave Samsung leave to amend its other claims. On January 3, 2012, the District Court granted defendants’ motion to dismiss Samsung’s complaint without leave to amend. Samsung has appealed, dated January 25, 2012. The briefing on appeal is complete but a hearing date has not yet been set.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California (the “District Court”) on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, Panasonic, Toshiba, and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antirust and unfair competition laws, and common law. The complaint seeks an injunction of the challenged conduct, dissolution of “the cooperation agreements, joint ventures and/or cross-licenses alleged herein,” treble damages, restitution, disgorgement, pre- and post-judgment interest, costs, and attorneys’ fees. Plaintiffs allege that the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On May 21, 2012, the District Court granted Defendants’ motion to dismiss the complaint with prejudice. Plaintiffs have appealed. Appellate briefing should be completed in the first half of 2013.

Insurance Litigation. On November 30, 2012, the Company filed a complaint in the U.S. District Court for the Northern District of California against Zurich American Insurance Company (“Zurich”) for breach of an insurance contract issued by Zurich to the Company (the “Policy”). The action relates to Zurich’s denial of the Company’s claim under the Policy for coverage of losses suffered in connection with a power outage that occurred in December 2010 at the Fab 3 and Fab 4 facilities in Yokkaichi, Japan. The Company is seeking damages in an amount to be proven at trial, but in excess of approximately $60 million, less any applicable deductible, as well as costs and other associated remedies. Zurich filed its answer to the Company’s complaint on December 21, 2012. No trial date has been set.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Supplementary Financial Data (Unaudited)

	Fiscal quarters ended
	April 1, 2012	July 1, 2012	September 30, 2012	December 30, 2012
	(In thousands, except per share data)
2012
Revenues
Product	$1,106,422	$945,204	$1,182,159	$1,444,719
License and royalty	99,139	87,051	91,031	96,784
Total revenues	1,205,561	1,032,255	1,273,190	1,541,503
Gross profit	416,510	280,777	382,921	603,012
Operating income	191,864	36,183	132,073	335,975
Net income	$114,385	$12,969	$76,507	$213,543
Net income per share
Basic	$0.47	$0.05	$0.32	$0.88
Diluted	$0.46	$0.05	$0.31	$0.87

	Fiscal quarters ended
	April 3, 2011	July 3, 2011	October 2, 2011	January 1, 2012
	(In thousands, except per share data)
2011
Revenues
Product	$1,210,247	$1,281,960	$1,321,904	$1,473,444
License and royalty	83,953	93,033	94,128	103,476
Total revenues	1,294,200	1,374,993	1,416,032	1,576,920
Gross profit(1)	551,592	613,432	612,381	661,741
Operating income(1)	349,294	379,016	386,127	415,663
Net income(1)	$224,124	$248,390	$233,253	$281,223
Net income per share
Basic	$0.94	$1.04	$0.97	$1.16
Diluted	$0.92	$1.02	$0.96	$1.14
————

(1)	Includes the following charges related to loss on extinguishment of debt, a power outage and earthquake experienced in Flash Ventures and a net gain on sale of investment in equity securities.

	Fiscal quarters ended
	April 3, 2011	July 3, 2011	October 2, 2011	January 1, 2012
	(In thousands)
Charge related to power outage and earthquake	(24,603)	—	—	—
Loss on extinguishment of debt	—	—	(11,493)	—
Net gain on sale of investment in equity securities	—	—	—	18,815

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated:	February 19, 2013	By:	/s/ Judy Bruner
Judy Bruner Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Donald Robertson
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

	Signature	Title	Date

By:	/s/ Sanjay Mehrotra	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2013
Sanjay Mehrotra

By:	/s/ Judy Bruner	Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)	February 19, 2013
Judy Bruner

By:	/s/ Donald Robertson	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 19, 2013
Donald Robertson

By:	/s/ Michael E. Marks	Chairman of the Board	February 12, 2013
Michael E. Marks

By:	/s/ Irwin Federman	Director	February 12, 2013
Irwin Federman

By:	/s/ Kevin DeNuccio	Director	February 15, 2013
Kevin DeNuccio

By:	/s/ Steven J. Gomo	Director	February 15, 2013
Steven J. Gomo

By:	/s/ Eddy W. Hartenstein	Director	February 17, 2013
Eddy W. Hartenstein

By:	/s/ Dr. Chenming Hu	Director	February 15, 2013
Dr. Chenming Hu

By:	/s/ Catherine P. Lego	Director	February 15, 2013
Catherine P. Lego

S - 2

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-96298	3.2	8/29/1995
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.	10-Q	000-26734	3.1	8/16/2000
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.	S-3	333-85686	4.3	4/5/2002
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.	8-K	000-26734	3.1	6/1/2006
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.	8-K	000-26734	3.1	5/28/2009
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.	8-K/A	000-26734	3.5	5/16/1997
3.7	Certificate of Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.	8-A	000-26734	3.2	9/25/2003
3.8	Amended and Restated Bylaws of the Registrant dated December 20, 2012.	8-K	000-26734	3.1	12/20/2012
4.1	Rights Agreement, dated as of September 15, 2003, by and between the Registrant and Computershare Trust Company, Inc.	8-A	000-26734	4.2	9/25/2003
4.2	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006. by and between the Registrant and Computershare Trust Company, Inc.	8-A/A	000-26734	4.2	11/8/2006
4.3	Indenture (including form of Notes) with respect to the Registrant’s 1.0% Convertible Senior Notes due 2013, dated as of May 15, 2006, by and between the Registrant and The Bank of New York.	8-K	000-26734	4.1	5/15/2006
4.4	Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017, dated as of August 25, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	8/25/2010
10.1	License Agreement, dated September 6, 1988, between the Registrant and Dr. Eli Harari.	S-1	33-96298	3.2	8/29/1995
10.2	The Registrant’s 1995 Stock Option Plan, amended and restated on January 2, 2002.†	S-8	333-8532	99.1	4/1/2002
10.3	The Registrant’s 1995 Non-Employee Directors Stock Option Plan, amended and restated on January 2, 2002.†	S-8	333-8532	99.4	4/1/2002
10.4	The Registrant’s Amended and Restated 2005 Incentive Plan.†	Def 14A	000-26734	Annex A	4/25/2011
10.5	The Registrant’s Amended and Restated 2005 Employee Stock Purchase Plan and Amended and Restated 2005 International Employee Stock Purchase Plan.†	Def 14A	000-26734	Annex B	4/25/2011
10.6	The Registrant’s Form of Notice of Grant of Stock Option.†	8-K	000-26734	10.2	6/3/2005
10.7	The Registrant’s Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant).†	8-K	000-26734	10.3	6/3/2005
10.8	The Registrant’s Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant).†	8-K	000-26734	10.4	6/3/2005
10.9	The Registrant’s Form of Stock Option Agreement.†	8-K	000-26734	10.5	6/3/2005

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.10	The Registrant’s Form of Automatic Stock Option Agreement.†	8-K	000-26734	10.6	6/3/2005
10.11	The Registrant’s Form of Restricted Stock Unit Issuance Agreement.†	10-Q	000-26734	10.1	5/8/2008
10.12	The Registrant’s Form of Restricted Stock Unit Issuance Agreement (Director Grant).†	8-K	000-26734	10.8	6/3/2005
10.13	The Registrant’s Form of Restricted Stock Award Agreement.†	8-K	000-26734	10.9	6/3/2005
10.14	The Registrant’s Form of Restricted Stock Award Agreement (Director Grant).†	8-K	000-26734	10.10	6/3/2005
10.15	The Registrant’s Form of Performance Stock Unit Issuance Agreement.†	10-K	000-26734	10.40	2/25/2009
10.16	Form of Option Agreement Amendment.†	8-K	000-26734	10.2	11/12/2008
10.17	Form of Amended and Restated Change of Control Benefits Agreement entered into by and between the Registrant and its named executive officers.†	8-K	000-26734	10.1	11/12/2008
10.18	New Master Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.±	10-Q	000-26734	10.30	8/14/2002
10.19	Amendment to New Master Agreement, dated as of August 13, 2002, by and between the Registrant and Toshiba Corporation.±	10-Q	000-26734	10.36	11/13/2002
10.20	New Operating Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.±	10-Q	000-26734	10.31	8/14/2002
10.21	Indemnification and Reimbursement Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.±	10-Q	000-26734	10.34	8/14/2002
10.22	Amendment to Indemnification and Reimbursement Agreement, dated as of May 29, 2002, by and between the Registrant and Toshiba Corporation.	10-Q	000-26734	10.35	8/14/2002
10.23	Amendment No. 2 to Indemnification and Reimbursement Agreement, dated as of May 29, 2006, by and between the Registrant and Toshiba Corporation.	10-Q	000-26734	10.6	8/10/2006
10.24	Flash Partners Master Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.1	11/5/2004
10.25	Operating Agreement of Flash Partners Ltd., dated as of September 10, 2004, by and between SanDisk International Limited and Toshiba Corporation.±	10-Q	000-26734	10.2	11/5/2004
10.26	Mutual Contribution and Environmental Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.5	11/5/2004
10.27	Patent Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.6	11/5/2004
10.28	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among the Registrant, Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.1	11/8/2006
10.29	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.2	11/8/2006
10.30	Flash Alliance Mutual Contribution and Environmental Indemnification Agreement, dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.5	11/8/2006
10.31	Patent Indemnification Agreement, dated as of July 7, 2006, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.6	11/8/2006

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.32	Master Lease Agreement, dated as of December 24, 2004, by and among Mitsui Leasing & Development, Ltd., IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Flash Partners, Ltd.±	10-K	000-26734	10.36	3/18/2005
10.33	Master Lease Agreement, dated as of September 22, 2006, by and among Flash Partners Limited Company, SMBC Leasing Company, Limited, Toshiba Finance Corporation, Sumisho Lease Co., Ltd., Fuyo General Lease Co., Ltd., Tokyo Leasing Co., Ltd., STB Leasing Co., Ltd. and IBJ Leasing Co., Ltd.±	10-Q	000-26734	10.9	11/8/2006
10.34	Flash Forward Master Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q/A	000-26734	10.1	9/9/2011
10.35	Transition Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q	000-26734	10.2	11/12/2010
10.36	Flash Forward Mutual Contribution and Environmental Indemnification Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q	000-26734	10.3	11/12/2010
10.37	Patent Indemnification Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q	000-26734	10.4	11/12/2010
10.38	Operating Agreement of Flash Forward, Ltd. by and between Toshiba Corporation and SanDisk Flash B.V.±	10-Q	000-26734	10.5	11/12/2010
10.39	Guarantee Agreement, dated as of December 24, 2004, by and between the Registrant and Mitsui Leasing & Development, Ltd.	10-K	000-26734	10.37	3/18/2005
10.40	Guarantee Agreement, dated as of September 22, 2006, by and among the Registrant, SMBC Leasing Company, Limited and Toshiba Finance Corporation.	10-Q	000-26734	10.8	11/8/2006
10.41	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.	S-1	33-96298	3.2	8/29/1995
10.42	Form of Amended and Restated Change of Control Benefits Agreement entered into by and between the Registrant and its Named Executive Officers other than the Registrant’s CEO.†	8-K	000-26734	10.1	10/7/2010
10.43	Sanjay Mehrotra Offer Letter effective as of January 1, 2011.†	10-Q	000-26734	10.9	11/12/2010
10.44	Change of Control Executive Benefits Agreement, effective as of January 1, 2011, by and between the Registrant and Sanjay Mehrotra.†	10-Q	000-26734	10.10	11/12/2010
10.45	Executive Severance Agreement, effective as of January 1, 2011, by and between the Registrant and Sanjay Mehrotra.†	10-Q	000-26734	10.11	11/12/2010
10.46	Sublease (Building 3), dated as of December 21, 2005, by and between Maxtor Corporation and the Registrant.	10-Q	000-26734	10.3	8/10/2006
10.47	Sublease (Building 4), dated as of December 21, 2005, by and between Maxtor Corporation and the Registrant.	10-Q	000-26734	10.4	8/10/2006
10.48	Sublease (Building 5), dated as of November 1, 2006, by and between Maxtor Corporation and the Registrant.	10-K	000-26734	10.64	2/28/2007
10.49	Sublease (Building 6), dated as of December 21, 2005, by and between Maxtor Corporation and the Registrant.	10-Q	000-26734	10.5	8/10/2006
10.50	3D Collaboration Agreement.±	8-K	000-26734	10.1	6/3/2005

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.51	Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited, and Flash Alliance Limited.±	10-Q	000-26734	10.1	5/7/2009
10.52	Equipment Purchase Agreement, dated as of January 29, 2009, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited, and Flash Alliance Limited.±	10-Q	000-26734	10.2	5/7/2009
10.53	Pliant Technology, Inc. 2007 Stock Plan.†	S-8	333-174633	4.1	6/1/2011
10.54	Form of the Registrant’s Clawback Policy Acknowledgement.†	8-K	000-26734	10.1	9/9/2011
10.55	Separation Agreement, dated as of November 17, 2011, by and between the Registrant and Yoram Cedar.†	10-K	000-26734	10.57	2/23/2012
10.56	FlashSoft Corporation Amended and Restated 2011 Equity Plan.†	S-8	333-179644	4.3	2/23/2012
12.1	Computation of ratio of earnings to fixed charges.					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.**					X
101.SCH	XBRL Taxonomy Extension Schema Document.**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**					X
————

†	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith.

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