Form 10-Q
period 2013-03-31
SANDISK CORP
filed 2013-05-03
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares outstanding of the issuer’s common stock, $0.001 par value, as of March 31, 2013: 243,368,566.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 30, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,148,110	$995,470
Short-term marketable securities	2,162,073	1,880,034
Accounts receivable, net	439,496	626,025
Inventory	733,937	750,075
Deferred taxes	94,488	93,877
Other current assets	272,757	260,879
Total current assets	4,850,861	4,606,360
Long-term marketable securities	2,882,710	2,835,931
Property and equipment, net	659,222	665,542
Notes receivable and investments in Flash Ventures	1,286,073	1,460,112
Deferred taxes	118,481	168,718
Goodwill	202,336	201,735
Intangible assets, net	228,588	246,919
Other non-current assets	148,168	153,810
Total assets	$10,376,439	$10,339,127
LIABILITIES
Current liabilities:
Accounts payable trade	$257,357	$254,459
Accounts payable to related parties	176,905	214,806
Convertible short-term debt	921,007	906,708
Other current accrued liabilities	296,177	257,539
Deferred income on shipments to distributors and retailers and deferred revenue	221,644	248,155
Total current liabilities	1,873,090	1,881,667
Convertible long-term debt	799,628	789,913
Non-current liabilities	383,957	407,947
Total liabilities	3,056,675	3,079,527
Commitments and contingencies (see Note 11)
EQUITY
Stockholders’ equity:
Preferred stock	—	—
Common stock	243	241
Capital in excess of par value	5,104,549	5,027,271
Retained earnings	2,175,088	2,071,268
Accumulated other comprehensive income	42,552	165,121
Total stockholders’ equity	7,322,432	7,263,901
Non-controlling interests	(2,668)	(4,301)
Total equity	7,319,764	7,259,600
Total liabilities and equity	$10,376,439	$10,339,127
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31, 2013	April 1, 2012
	(In thousands, except per share amounts)
Revenues	$1,340,729	$1,205,561
Cost of revenues	799,383	775,320
Amortization of acquisition-related intangible assets	9,830	13,731
Total cost of revenues	809,213	789,051
Gross profit	531,516	416,510
Operating expenses:
Research and development	171,125	140,957
Sales and marketing	59,127	49,035
General and administrative	45,104	32,591
Amortization and write-off of acquisition-related intangible assets	2,369	2,063
Total operating expenses	277,725	224,646
Operating income	253,791	191,864
Interest income	12,905	14,989
Interest (expense) and other income (expense), net	(32,802)	(40,305)
Total other income (expense), net	(19,897)	(25,316)
Income before income taxes	233,894	166,548
Provision for income taxes	67,665	52,163
Net income	$166,229	$114,385

Net income per share:
Basic	$0.69	$0.47
Diluted	$0.68	$0.46
Shares used in computing net income per share:
Basic	242,519	242,883
Diluted	245,577	247,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended
	March 31, 2013	April 1, 2012
	(In thousands)
Net income	$166,229	$114,385

Other comprehensive income (loss), before tax:
Unrealized holding gain on marketable securities	6,227	8,734
Reclassification adjustment for realized (gain) loss on marketable securities included in net income	314	(523)
Net unrealized holding gain on marketable securities	6,541	8,211

Foreign currency translation adjustments	(116,179)	(102,981)

Unrealized holding loss on derivatives qualifying as cash flow hedges	(30,630)	(69,061)
Reclassification adjustment for realized (gain) loss on derivatives qualifying as cash flow hedges included in net income	1,441	(6,314)
Net unrealized holding loss on derivatives qualifying as cash flow hedges	(29,189)	(75,375)

Total other comprehensive loss, before tax	(138,827)	(170,145)
Income tax benefit related to items of other comprehensive loss	(16,258)	(11,202)
Total other comprehensive loss, net of tax	(122,569)	(158,943)
Comprehensive income (loss)	$43,660	$(44,558)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31, 2013	April 1, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$166,229	$114,385
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	53,151	5,503
Depreciation	53,017	33,178
Amortization	65,151	67,156
Provision for doubtful accounts	(197)	(1,285)
Share-based compensation expense	21,734	19,080
Excess tax benefit from share-based plans	(8,450)	(8,597)
Impairment and other	(3,173)	(5,454)
Other non-operating	136	7,652
Changes in operating assets and liabilities:
Accounts receivable, net	186,726	199,437
Inventory	16,776	(85,212)
Other assets	(20,156)	26,743
Accounts payable trade	2,898	(34,293)
Accounts payable to related parties	(37,901)	(75,203)
Other liabilities	(22,290)	(195,916)
Total adjustments	307,422	(47,211)
Net cash provided by operating activities	473,651	67,174
Cash flows from investing activities:
Purchases of short and long-term marketable securities	(1,150,347)	(756,357)
Proceeds from sales of short and long-term marketable securities	513,354	625,736
Proceeds from maturities of short and long-term marketable securities	293,205	192,842
Acquisition of property and equipment, net	(48,352)	(144,218)
Investment in Flash Ventures	—	(12,526)
Notes receivable issuances to Flash Ventures	—	(51,130)
Notes receivable proceeds from Flash Ventures	53,586	63,833
Purchased technology and other assets	(237)	(28)
Acquisitions, net of cash acquired	(142)	(54,538)
Net cash used in investing activities	(338,933)	(136,386)
Cash flows from financing activities:
Proceeds from employee stock programs	93,075	45,318
Distribution to non-controlling interests	(87)	—
Excess tax benefit from share-based plans	8,450	8,597
Share repurchase program	(89,621)	(60,911)
Net cash received for share repurchase contracts	—	1,142
Net cash provided by (used in) financing activities	11,817	(5,854)
Effect of changes in foreign currency exchange rates on cash	6,105	833
Net increase (decrease) in cash and cash equivalents	152,640	(74,233)
Cash and cash equivalents at beginning of period	995,470	1,167,496
Cash and cash equivalents at end of period	$1,148,110	$1,093,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of March 31, 2013, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and April 1, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K filed with the SEC on February 19, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters consist of 13 weeks and generally end on the Sunday closest to March 31, June 30, and September 30. The first quarters of fiscal years 2013 and 2012 ended on March 31, 2013 and April 1, 2012, respectively. For accounting and disclosure purposes, the exchange rates of 94.11, 85.99 and 82.25 at March 31, 2013, December 30, 2012 and April 1, 2012, respectively, were used to convert Japanese yen to U. S. dollars. Certain prior period amounts have been reclassified in the financial statements and footnotes to conform to the current period presentation, including line items within current assets in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Cash Flows and in Note 4, “Balance Sheet Information.” Beginning in the first quarter of fiscal year 2013, the Company reports only total revenues, which include product revenues and license and royalty revenues. Throughout the Notes to Condensed Consolidated Financial Statements, unless otherwise indicated, references to Net income refer to Net income attributable to common stockholders.

Organization and Nature of Operations. The Company was incorporated in Delaware on June 1, 1988. The Company designs, develops, markets and manufactures data storage solutions in a variety of form factors using our flash memory, controller and firmware technologies. The Company operates in one segment, flash memory storage products.

Principles of Consolidation. The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. Non-controlling interests represents the minority shareholders’ proportionate share of the net assets and results of operations of the Company’s majority-owned subsidiaries. The Condensed Consolidated Financial Statements also include the results of companies acquired by the Company from the date of each acquisition.

Use of Estimates. The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, intellectual property claims, product returns, allowance for doubtful accounts, inventories and inventory reserves, valuation and impairments of marketable securities and investments, impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructurings, contingencies, share-based compensation and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities was as follows (in thousands):

	March 31, 2013	December 30, 2012
Cash and cash equivalents	$1,148,110	$995,470
Short-term marketable securities	2,162,073	1,880,034
Long-term marketable securities	2,882,710	2,835,931
Total cash, cash equivalents and marketable securities	$6,192,893	$5,711,435

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

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments (in thousands):

	March 31, 2013				December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$795,213	$—	$—	$795,213	$582,743	$—	$—	$582,743
Fixed income securities	65,740	5,119,437	—	5,185,177	27,386	4,917,939	—	4,945,325
Derivative assets	—	14,937	—	14,937	—	20,058	—	20,058
Total financial assets	$860,953	$5,134,374	$—	$5,995,327	$610,129	$4,937,997	$—	$5,548,126
Derivative liabilities	$—	$34,821	$—	$34,821	$—	$13,584	$—	$13,584
Total financial liabilities	$—	$34,821	$—	$34,821	$—	$13,584	$—	$13,584

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31, 2013				December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$815,213	$120,394	$—	$935,607	$582,743	$229,360	$—	$812,103
Short-term marketable securities	43,435	2,118,638	—	2,162,073	16,589	1,863,445	—	1,880,034
Long-term marketable securities	2,305	2,880,405	—	2,882,710	10,797	2,825,134	—	2,835,931
Other current assets and other non-current assets	—	14,937	—	14,937	—	20,058	—	20,058
Total financial assets	$860,953	$5,134,374	$—	$5,995,327	$610,129	$4,937,997	$—	$5,548,126
Other current accrued liabilities and non-current liabilities	$—	$34,821	$—	$34,821	$—	$13,584	$—	$13,584
Total financial liabilities	$—	$34,821	$—	$34,821	$—	$13,584	$—	$13,584
————

(1)
Cash equivalents exclude cash of $212.5 million and $183.4 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 30, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2013, the Company had no transfers of financial assets or liabilities between Level 1 and Level 2. As of March 31, 2013 and December 30, 2012, the Company had no financial assets or liabilities categorized as Level 3 and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows (in thousands):

	March 31, 2013				December 30, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed income securities:
U.S. Treasury securities	$65,727	$13	$—	$65,740	$27,377	$9	$—	$27,386
U.S. government-sponsored agency securities	23,525	36	(1)	23,560	28,339	41	(1)	28,379
International government securities	17,093	1	(15)	17,079	153,936	13	(3)	153,946
Corporate notes and bonds	847,920	3,434	(69)	851,285	864,170	3,890	(938)	867,122
Asset-backed securities	184,368	225	(43)	184,550	179,356	453	—	179,809
Mortgage-backed securities	1,703	—	(22)	1,681	1,872	8	(14)	1,866
Municipal notes and bonds	4,013,057	28,499	(274)	4,041,282	3,665,032	22,697	(912)	3,686,817
Total available-for-sale investments	$5,153,393	$32,208	$(424)	$5,185,177	$4,920,082	$27,111	$(1,868)	$4,945,325

The fair value and gross unrealized losses on the available-for-sale securities that have been in an unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013, are summarized in the following table (in thousands). Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$4,199	$—	$—	$—
U.S. government-sponsored agency securities	6,156	(1)	—	—
International government securities	9,868	(15)	—	—
Corporate notes and bonds	77,132	(68)	5,000	(1)
Asset-backed securities	45,241	(43)	—	—
Mortgage-backed securities	1,681	(22)	—	—
Municipal notes and bonds	133,533	(274)	—	—
Total	$277,810	$(423)	$5,000	$(1)

The gross unrealized loss related to U.S. Treasury and government-sponsored agency securities, international government securities, corporate and municipal notes and bonds, and asset-backed and mortgage-backed securities was primarily due to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at March 31, 2013 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities (in thousands).

	Three months ended
	March 31, 2013	April 1, 2012
Gross realized gains	$718	$1,075
Gross realized losses	(1,032)	(552)

Fixed income securities by contractual maturity as of March 31, 2013 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations or the Company has the option to demand payment.

	Amortized Cost	Fair Value
Due in one year or less	$1,307,668	$1,311,454
After one year through five years	3,022,182	3,050,188
After five years through ten years	151,806	151,812
After ten years	671,737	671,723
Total	$5,153,393	$5,185,177

For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and the fair values, which are based on quoted market prices (in thousands). These financial instruments were categorized as Level 1 as of both March 31, 2013 and December 30, 2012.

	March 31, 2013		December 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
1% Sr. Convertible Notes due 2013	$921,007	$927,319	$906,708	$927,820
1.5% Sr. Convertible Notes due 2017	799,628	1,286,500	789,913	1,159,370
Total	$1,720,635	$2,213,819	$1,696,621	$2,087,190

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Derivatives and Hedging Activities

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

The Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Changes in fair value (i.e., gains or losses) of the derivatives are recorded as cost of revenues or other income (expense), or as accumulated other comprehensive income (“AOCI”). The Company does not offset or net the fair value amounts of derivative instruments and separately discloses the fair value amounts of the derivative instruments as either assets or liabilities.

Cash Flow Hedges. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of AOCI and subsequently reclassified into cost of revenues in the same period or periods in which the cost of revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. As of March 31, 2013, the Company had forward contracts in place to hedge future purchases of approximately 12.3 billion Japanese yen, or approximately $131 million based upon the exchange rate as of March 31, 2013, and the net unrealized loss on the effective portion of these cash flow hedges was ($12.9) million. The forward contracts on the Company’s future Japanese yen wafer purchases will substantially settle in the second quarter of fiscal year 2013 with no contracts settling beyond twelve months.

Other Derivatives. Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at March 31, 2013 with realized and unrealized gains and losses included in other income (expense). As of March 31, 2013, the Company had foreign currency forward contracts hedging exposures in European euros, British pounds and Japanese yen. Foreign currency forward contracts were outstanding to buy and sell U.S. dollar equivalents of approximately $196.1 million and $101.7 million in foreign currencies, respectively, based upon the exchange rates at March 31, 2013.

The Company currently has a cross currency swap contract to exchange Japanese yen for U.S. dollars that requires the Company to comply with certain covenants, the strictest of which is to maintain a minimum liquidity of $1.0 billion. Liquidity is defined as the sum of the Company’s cash and cash equivalents and short and long-term marketable securities. This cross currency swap contract was outstanding to sell U.S. dollar equivalents of approximately $30.8 million based upon the exchange rate at March 31, 2013. Should the Company fail to comply with these covenants, the Company may be required to settle the unrealized gain or loss on the foreign exchange contract prior to the original maturity date. The Company was in compliance with these covenants as of March 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts. Fair value of derivative contracts as of March 31, 2013 and December 30, 2012 were as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	March 31, 2013	December 30, 2012	March 31, 2013	December 30, 2012
Foreign exchange contracts designated	$260	$—	$—	$—
Foreign exchange contracts not designated	14,677	19,064	—	994
Total derivatives	$14,937	$19,064	$—	$994

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	March 31, 2013	December 30, 2012	March 31, 2013	December 30, 2012
Foreign exchange contracts designated	$13,167	$7,058	$—	$—
Foreign exchange contracts not designated	21,654	6,526	—	—
Total derivatives	$34,821	$13,584	$—	$—

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges. The impact of the effective portion of designated cash flow derivative contracts on the Company’s results of operations for the three months ended March 31, 2013 and April 1, 2012 was as follows (in thousands):

	Three months ended
	Amount of loss recognized in AOCI		Amount of gain (loss) reclassified from AOCI to earnings
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Foreign exchange contracts	$(30,630)	$(69,061)	$(1,441)	$6,314

Foreign exchange contracts designated as cash flow hedges relate primarily to wafer purchases in Japanese yen. Gains and losses associated with foreign exchange contracts designated as cash flow hedges are expected to be recorded in cost of revenues when reclassified out of AOCI. The Company expects to realize the majority of the AOCI balance related to foreign exchange contracts within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the ineffective portion of designated cash flow derivative contracts and the forward points excluded for the purposes of cash flow hedging designation recognized in other income (expense) (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Foreign exchange contracts	$(307)	$(4,447)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Gain on foreign exchange contracts including forward point income	$9,659	$4,962
Loss from revaluation of foreign currency exposures hedged by foreign exchange contracts	(11,383)	(4,211)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Balance Sheet Information

Accounts Receivable, net. Accounts receivable, net, was as follows (in thousands):

	March 31, 2013	December 30, 2012
Accounts receivable from product revenues	$584,698	$766,583
Accounts receivable from license and royalty revenues	—	37,638
Allowance for doubtful accounts	(6,377)	(6,627)
Price protection, promotions and other activities	(138,825)	(171,569)
Total accounts receivable, net	$439,496	$626,025

Inventory. Inventory was as follows (in thousands):

	March 31, 2013	December 30, 2012
Raw material	$389,004	$404,634
Work-in-process	126,874	102,249
Finished goods	218,059	243,192
Total inventory	$733,937	$750,075

Other Current Assets. Other current assets were as follows (in thousands):

	March 31, 2013	December 30, 2012
Tax-related receivables	$177,942	$186,223
Other non-trade receivable	35,130	—
Prepayment to Flash Forward Ltd.	20,577	20,577
Derivative contract receivables	14,937	19,064
Prepaid expenses	11,835	13,221
Other current assets	12,336	21,794
Total other current assets	$272,757	$260,879

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) were as follows (in thousands):

	March 31, 2013	December 30, 2012
Notes receivable, Flash Partners Ltd.	$164,701	$180,254
Notes receivable, Flash Alliance Ltd.	382,531	476,800
Notes receivable, Flash Forward Ltd.	148,762	162,810
Investment in Flash Partners Ltd.	213,027	232,547
Investment in Flash Alliance Ltd.	315,453	342,048
Investment in Flash Forward Ltd.	61,599	65,653
Total notes receivable and investments in Flash Ventures	$1,286,073	$1,460,112

Equity-method investments and the Company’s maximum loss exposure related to Flash Ventures are discussed further in Note 11, “Commitments, Contingencies and Guarantees – Flash Ventures” and Note 12, “Related Parties and Strategic Investments.”

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known. Impairments, when required for credit worthiness, are recorded in other income (expense). The Company makes or will make

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

long-term loans to Flash Ventures to fund new process technologies and additional wafer capacities. The Company aggregates its Flash Ventures notes receivable into one class of financing receivables due to the similar ownership interest and common structure in each Flash Venture entity. For all reporting periods presented, no loans were past due and no loan impairments were recorded.

Other Non-Current Assets. Other non-current assets were as follows (in thousands):

	March 31, 2013	December 30, 2012
Prepaid tax on intercompany transactions	$41,025	$42,118
Prepayment to Flash Forward Ltd.	—	5,144
Convertible note issuance costs	8,237	8,708
Long-term prepaid income tax	63,008	63,008
Other non-current assets	35,898	34,832
Total other non-current assets	$148,168	$153,810

Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	March 31, 2013	December 30, 2012
Accrued payroll and related expenses	$97,458	$102,269
Derivative contract payables	34,821	13,584
Taxes payable	27,565	25,476
Other accrued liabilities	136,333	116,210
Total other current accrued liabilities	$296,177	$257,539

Non-current liabilities. Non-current liabilities were as follows (in thousands):

	March 31, 2013	December 30, 2012
Deferred tax liabilities	$16,753	$28,672
Income tax liabilities	204,533	208,629
Deferred credits on intercompany transactions	54,348	58,548
Other non-current liabilities	108,323	112,098
Total non-current liabilities	$383,957	$407,947

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets and the activity was as follows (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Balance, beginning of period	$38,787	$26,957
Additions and adjustments to cost of revenues	4,878	10,406
Usage	(4,693)	(5,244)
Balance, end of period	$38,972	$32,119

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income. AOCI presented in the accompanying Condensed Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and hedging activities, net of tax, for all periods presented (in thousands):

	March 31, 2013	December 30, 2012
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$20,407	$15,919
Foreign currency translation	57,521	155,389
Hedging activities	(35,376)	(6,187)
Total accumulated other comprehensive income	$42,552	$165,121

The amount of income tax (benefit) expense allocated to the unrealized gain (loss) on available-for-sale investments and foreign currency translation was as follows (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Available-for-sale investments	$2,053	$2,993
Foreign currency translation	(18,311)	(14,195)
	$(16,258)	$(11,202)

The significant amounts reclassified out of each component of AOCI were as follows (in thousands):

	Three months ended
AOCI Component	March 31, 2013	April 1, 2012	Income Statement Line Item
Unrealized gain (loss) on available-for-sale investments	$(314)	$523	Interest (expense) and other income (expense), net
	(175)	(169)	Tax expense
	(489)	354	Net of tax

Gain (loss) on hedging activities:
Foreign exchange contracts	(1,441)	6,314	Cost of revenues
	—	—	Tax expense
	(1,441)	6,314	Net of tax
Total reclassifications for the period	$(1,930)	$6,668	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Goodwill and Intangible Assets

Goodwill. Goodwill balances as of March 31, 2013 and December 30, 2012 are presented below (in thousands):

Carrying Amount
Balance as of December 30, 2012	$201,735
Adjustment	601
Balance as of March 31, 2013	$202,336

Goodwill increased by $0.6 million due to the resolution of a legal contingency matter during the first quarter of fiscal year 2013 related to an acquisition from fiscal year 2012.

Intangible Assets. Intangible asset balances are presented below (in thousands):

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$200,960	$(77,934)	$123,026
Customer relationships	13,050	(11,710)	1,340
Trademarks	5,700	(2,184)	3,516
Covenants not to compete	3,100	(2,005)	1,095
Acquisition-related intangible assets	222,810	(93,833)	128,977
Technology licenses and patents	133,909	(71,823)	62,086
Total intangible assets subject to amortization	356,719	(165,656)	191,063
Acquired in-process research and development	37,525	—	37,525
Total intangible assets	$394,244	$(165,656)	$228,588

	December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Adjustments	Net Carrying Amount
Developed product technology	$200,960	$(68,104)	$—	$132,856
Core technology	79,800	(79,800)	—	—
Customer relationships	13,050	(10,043)	—	3,007
Trademarks	5,700	(1,870)	—	3,830
Covenants not to compete	3,100	(1,618)	—	1,482
Acquisition-related intangible assets	302,610	(161,435)	—	141,175
Technology licenses and patents	133,909	(65,690)	—	68,219
Total intangible assets subject to amortization	436,519	(227,125)	—	209,394
Acquired in-process research and development	38,385	—	(860)	37,525
Total intangible assets	$474,904	$(227,125)	$(860)	$246,919

The Company performs tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may not be recoverable. In the first quarter of fiscal year 2013, due to an increase in overall cost estimates and development timelines related to an in-process project for a prior acquisition, the Company performed impairment tests on the amortizable intangible assets and indefinite-lived intangible assets for this acquisition. The Company tested the recoverability of the amortizable intangible assets and performed a qualitative impairment assessment on the indefinite-lived intangible assets. As a result, the Company determined there was no impairment for either. The Company will continue to monitor any events or circumstances that could indicate its intangible assets are impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The annual expected amortization expense of intangible assets as of March 31, 2013, excluding acquired in-process research and development, is presented below (in thousands):

	Estimated Amortization Expense
	Acquisition-related Intangible Assets	Technology Licenses and Patents
Fiscal year:
2013 (remaining nine months)	$32,729	$17,467
2014	40,545	21,231
2015	40,380	20,056
2016	15,323	3,332
Total intangible assets subject to amortization	$128,977	$62,086

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt (in thousands):

	March 31, 2013	December 30, 2012
1% Notes due 2013	$928,061	$928,061
Less: Unamortized bond discount	(7,054)	(21,353)
Net carrying amount of 1% Notes due 2013	921,007	906,708

1.5% Notes due 2017	1,000,000	1,000,000
Less: Unamortized bond discount	(200,372)	(210,087)
Net carrying amount of 1.5% Notes due 2017	799,628	789,913
Total convertible debt	1,720,635	1,696,621
Less: Convertible short-term debt	(921,007)	(906,708)
Convertible long-term debt	$799,628	$789,913

1% Convertible Senior Notes Due 2013. In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due May 15, 2013 (the “1% Notes due 2013”) at par and has subsequently repurchased $221.9 million of principal amount of these notes. The 1% Notes due 2013 may be converted, under certain circumstances, based on an initial conversion rate of 12.1426 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share). The net proceeds to the Company from the offering of the 1% Notes due 2013 were $1.13 billion. As of March 31, 2013, the Company had $928.1 million outstanding in aggregate principal amount at par.

The Company separately accounts for the liability and equity components of the 1% Notes due 2013. The principal amount of the liability component of $753.5 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $394.3 million as of March 31, 2013 and December 30, 2012.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1% Notes due 2013 (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Contractual interest coupon	$2,319	$2,319
Amortization of bond issuance costs	696	696
Amortization of bond discount	14,058	13,025
Total interest cost recognized	$17,073	$16,040

The effective interest rate on the liability component of the 1% Notes due 2013 was 7.4% for each of the three months ended March 31, 2013 and April 1, 2012. The remaining bond discount of $7.1 million as of March 31, 2013 will be amortized over the remaining life of the 1% Notes due 2013, which is approximately 0.1 years.

Concurrent with the issuance of the 1% Notes due 2013, the Company sold warrants to acquire up to approximately 14.0 million shares of its common stock at an exercise price of $95.03 per share. Due to the repurchase of a portion of the outstanding 1% Notes due 2013 in fiscal year 2011, the Company unwound a pro-rata portion of the warrants. The counterparties may now purchase up to approximately 11.3 million shares of the Company’s common stock at an exercise price of $95.03 per share. As of March 31, 2013, the warrants had an expected life of approximately 0.4 years and will expire on 20 different dates from August 23, 2013 through September 20, 2013. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of March 31, 2013, the remaining warrants had not been exercised and remain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding. In addition, at issuance, counterparties agreed to sell to the Company up to approximately 14.0 million shares of its common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share. Due to the repurchase of a portion of the outstanding 1% Notes due 2013 in fiscal year 2011, the Company unwound a pro-rata portion of the convertible bond hedge. The Company may now purchase up to approximately 11.3 million shares of its common stock at a conversion price of $82.36 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by it upon conversion of the 1% Notes due 2013. As of March 31, 2013, the Company had not purchased any shares under the remaining convertible bond hedge agreement.

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

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017. The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $294.0 million as of March 31, 2013, unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1.5% Notes due 2017 (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Contractual interest coupon	$3,750	$3,750
Amortization of bond issuance costs	667	667
Amortization of bond discount	9,519	8,861
Total interest cost recognized	$13,936	$13,278

The effective interest rate on the liability component of the 1.5% Notes due 2017 was 6.85% for each of the three months ended March 31, 2013 and April 1, 2012. The remaining unamortized bond discount of $200.4 million as of March 31, 2013 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 4.4 years.

Concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to acquire up to approximately 19.1 million shares of its common stock at an exercise price of $73.33 per share. As of March 31, 2013, the warrants had an expected life of approximately 4.7 years and will expire on 40 different dates from November 13, 2017 through January 10, 2018. At each expiration date, the Company may, at its option, elect to settle the warrants on a net share basis. As of March 31, 2013, the warrants had not been exercised and remain outstanding. In addition, counterparties agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. As of March 31, 2013, the Company had not purchased any shares under this convertible bond hedge agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Share Repurchase Program

The Company’s Board of Directors has authorized up to $1.25 billion for share repurchases, of which $926.4 million remained available for share repurchases as of March 31, 2013. Under this program, shares repurchased are recorded as a reduction to capital in excess of par value and retained earnings in the Company’s Condensed Consolidated Balance Sheet. From inception of this share repurchase program through March 31, 2013, the Company had repurchased 7.49 million shares for $323.6 million, of which 1.76 million shares for an aggregate purchase price of $89.6 million were repurchased during the three months ended March 31, 2013. As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions. These arrangements generally require the Company to make an upfront cash payment in exchange for the right to receive shares of its common stock or cash at the expiration of the agreement, dependent upon the volume-weighted average price of the Company’s common stock at the expiration date. The initial cash principal payment, as well as the subsequent repayment of principal and return on principal, if settled in cash, are recorded as a component of capital in excess of par value in the Company’s Condensed Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Share-based Compensation

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

Valuation Assumptions

Option Plan Shares. The fair value of the Company’s stock options granted to employees, officers and non-employee board members, excluding unvested stock options assumed through acquisitions, was estimated using the following weighted average assumptions:

	Three months ended
	March 31, 2013	April 1, 2012
Dividend yield	None	None
Expected volatility	0.38	0.43
Risk-free interest rate	0.67%	0.62%
Expected term	4.4 years	4.3 years
Estimated annual forfeiture rate	8.59%	8.57%
Weighted average fair value at grant date	$16.46	$17.09

Employee Stock Purchase Plan Shares. The fair value of the Company’s ESPP shares issued to employees was estimated using the following weighted average assumptions:

	Three months ended
	March 31, 2013	April 1, 2012
Dividend yield	None	None
Expected volatility	0.33	0.38
Risk-free interest rate	0.13%	0.15%
Expected term	½ year	½ year
Weighted average fair value at purchase date	$12.54	$12.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of March 31, 2013 and changes during the three months ended March 31, 2013 is presented below (in thousands, except for weighted average exercise price and remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at December 30, 2012	15,426	$40.73	3.2	$109,411
Granted	910	51.38
Exercised	(2,942)	32.29		55,870
Forfeited	(113)	42.77
Expired	(2,169)	60.94
Options and SARs outstanding at March 31, 2013	11,112	39.87	4.0	168,991
Options and SARs vested and expected to vest after March 31, 2013, net of forfeitures	10,589	39.51	3.9	164,943
Options and SARs exercisable at March 31, 2013	6,435	35.84	2.9	124,402

At March 31, 2013, the total compensation cost related to stock options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $70.9 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years. As of March 31, 2013, the Company had fully expensed all of its SARs awards.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plans during the three months ended March 31, 2013 is presented below (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at December 30, 2012	3,077	$43.51	$131,622
Granted	1,839	51.50
Vested	(697)	42.83	35,026
Forfeited	(68)	43.81
Non-vested share units at March 31, 2013	4,151	47.18	195,851

As of March 31, 2013, the Company had approximately $151.9 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 3.1 years.

Employee Stock Purchase Plan. At March 31, 2013, there was approximately $2.8 million of total unrecognized compensation cost related to the Company’s ESPP that is expected to be recognized over a period of approximately 0.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Share-based compensation expense by caption:
Cost of revenues	$1,717	$1,537
Research and development	11,640	10,027
Sales and marketing	3,871	3,629
General and administrative	4,506	3,887
Total share-based compensation expense	21,734	19,080
Total tax benefit recognized	(6,916)	(5,169)
Decrease in net income	$14,818	$13,911

Share-based compensation expense by type of award:
Stock options and SARs	$8,269	$9,216
RSUs	11,970	7,894
ESPP	1,495	1,970
Total share-based compensation expense	21,734	19,080
Total tax benefit recognized	(6,916)	(5,169)
Decrease in net income	$14,818	$13,911

Share-based compensation expense of $2.4 million and $1.8 million related to manufacturing personnel was capitalized into inventory as of March 31, 2013 and December 30, 2012, respectively.

The total grant date fair value of options and RSUs vested during the three months ended March 31, 2013 and April 1, 2012 was as follows (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Fair value of options vested	$14,568	$14,760
Fair value of RSUs vested	29,821	19,301
Total fair value of options and RSUs vested	$44,389	$34,061

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Provision for Income Taxes

The following table presents the provision for income taxes and the effective tax rate (in thousands, except percentages):

	Three months ended
	March 31, 2013	April 1, 2012
Provision for income taxes	$67,665	$52,163
Effective tax rate	28.9%	31.3%

The provision for income taxes for the three months ended March 31, 2013 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation, federal research and development (“R&D”) credit and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to the Company’s Irish, Chinese, Israeli and Japanese entities. The lower effective tax rate for the three months ended March 31, 2013 compared to the same period in fiscal year 2012 is attributable to a retroactively extended federal R&D tax credit for fiscal year 2012, availability of a federal R&D credit in fiscal year 2013 and changes in the composition of operating income by tax jurisdiction. As of March 31, 2013, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $176.2 million and $179.5 million as of March 31, 2013 and December 30, 2012, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $83.2 million at March 31, 2013. Income tax expense for the first quarter of fiscal years 2013 and 2012 included interest and penalties of $0.7 million and $0.8 million, respectively.

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

The Company strongly believes the IRS’s position regarding the intercompany transactions is inconsistent with applicable tax laws, judicial precedents and existing Treasury regulations, and that the Company’s previously reported income tax provisions for the years in question are appropriate.  The Company believes that an adequate provision has been made for the adjustments from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner that is not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended
	March 31, 2013	April 1, 2012
Numerator for basic net income per share:
Net income	$166,229	$114,385
Denominator for basic net income per share:
Weighted average common shares outstanding	242,519	242,883
Basic net income per share	$0.69	$0.47

Numerator for diluted net income per share:
Net income	$166,229	$114,385
Denominator for diluted net income per share:
Weighted average common shares outstanding	242,519	242,883
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and ESPP (assuming proceeds would be used to purchase common stock), and RSUs	3,058	4,219
Shares used in computing diluted net income per share	245,577	247,102
Diluted net income per share	$0.68	$0.46

Anti-dilutive shares excluded from net income per share calculation	68,296	68,352

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Commitments, Contingencies and Guarantees

Flash Ventures

Flash Ventures, the Company’s business ventures with Toshiba Corporation (“Toshiba”), consists of three separate legal entities: Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. The Company has a 49.9% ownership interest in each of these entities and Toshiba owns 50.1% of each of these entities. Through these ventures, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products which are manufactured by Toshiba at its wafer fabrication facility located in Yokkaichi, Japan, using semiconductor manufacturing equipment owned or leased by Flash Ventures. Flash Ventures purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its 49.9% ownership position in each Flash Ventures entity under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Ventures’ NAND wafer supply, which generally equals 50% of Flash Ventures’ output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% of Flash Ventures’ costs to the extent that Flash Ventures’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

Flash Partners. Flash Partners Ltd. (“Flash Partners”) was formed in fiscal year 2004. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan. As of March 31, 2013, the Company had notes receivable from Flash Partners of $164.7 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners with the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” At March 31, 2013 and December 30, 2012, the Company had an equity investment in Flash Partners of $213.0 million and $232.5 million, respectively, denominated in Japanese yen, offset by $39.3 million and $59.3 million, respectively, of cumulative translation adjustments recorded in AOCI. In the three months ended March 31, 2013 and April 1, 2012, the Company recorded a basis adjustment of $0.3 million and $1.3 million, respectively, to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

Flash Alliance. Flash Alliance Ltd. (“Flash Alliance”) was formed in fiscal year 2006. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan. As of March 31, 2013, the Company had notes receivable from Flash Alliance of $382.5 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance with the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” At March 31, 2013 and December 30, 2012, the Company had an equity investment in Flash Alliance of $315.5 million and $342.0 million, respectively, denominated in Japanese yen, offset by $24.1 million and $53.7 million, respectively, of cumulative translation adjustments recorded in AOCI. In the three months ended March 31, 2013 and April 1, 2012, the Company recorded a basis adjustment of $2.9 million and $4.0 million, respectively, to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

Flash Forward. Flash Forward Ltd. (“Flash Forward”) was formed in fiscal year 2010. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan. Fab 5 is to be built in two phases. As of March 31, 2013, the Phase 1 build-out had been completed and was equipped to a portion of the potential equipment capacity. The Company had invested in 50% of that equipment. No commitment has yet been made for further Phase 1 capacity expansion beyond productivity improvements; however, the Company periodically reviews the timeline of further Phase 1 capacity expansion. Furthermore, no timelines have been finalized for the construction of Phase 2. If and when Phase 2 is built, the Company is committed to 50% of the initial ramp in Phase 2, similar to that in Phase 1. On completion of Phase 2, Fab 5 is expected to be of similar size to Toshiba’s Fab 4. The Company and Toshiba will each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each party’s proportionate level of equipment funding.

As of March 31, 2013, the Company had notes receivable from Flash Forward of $148.8 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward with the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” At March 31, 2013 and December 30, 2012, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company had an equity investment in Flash Forward of $61.6 million and $65.7 million, respectively, denominated in Japanese yen, offset by ($9.4) million and ($3.7) million, respectively, of cumulative translation adjustments recorded in AOCI.

Toshiba Foundry.  In the first quarter of fiscal year 2013, the Company concluded its foundry arrangement with Toshiba.

Inventory Purchase Commitments with Flash Ventures. Purchase orders placed under Flash Ventures for up to three months are binding and cannot be canceled. These outstanding purchase commitments are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table.

Off-Balance Sheet Liabilities

Flash Ventures. Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements totaling 262.6 billion Japanese yen, or approximately $2.79 billion based upon the exchange rate at March 31, 2013. As of March 31, 2013, the total amount outstanding from these master leases was 139.9 billion Japanese yen, or approximately $1.49 billion based upon the exchange rate at March 31, 2013, of which the amount of the Company’s guarantee obligation of the Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 69.9 billion Japanese yen, or approximately $743 million based upon the exchange rate at March 31, 2013.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion, and for some of the leases, the Company’s failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”). As of March 31, 2013, Flash Ventures was in compliance with all of its master lease covenants. As of March 31, 2013, the Company’s R&I credit rating was BBB, two notches above the required minimum corporate rating threshold from R&I; and the Company’s S&P credit rating was BB, one notch above the required minimum corporate rating threshold from S&P. If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, the Company’s stockholders’ equity falls below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantees under such Flash Ventures master lease agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both original and refinanced leases) in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at March 31, 2013.

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Yen in billions)	(Dollars in thousands)
Flash Partners
April 2010	Refinanced	¥1.3	$14,320	2014
January 2011	Refinanced	6.1	64,984	2014
November 2011	Refinanced	2.2	23,111	2014
March 2012	Refinanced	3.9	41,077	2015
		13.5	143,492
Flash Alliance
June 2008	Original	9.1	96,867	2013
March 2012	Original	8.0	85,367	2017
July 2012	Refinanced	15.2	160,736	2017
		32.3	342,970
Flash Forward
November 2011	Original	13.1	139,886	2016
March 2012	Original	8.0	85,217	2017
July 2012	Original	3.0	31,612	2017
		24.1	256,715
Total guarantee obligations		¥69.9	$743,177

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of March 31, 2013 in U.S. dollars based upon the yen/dollar exchange rate at March 31, 2013 (in thousands).

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$154,103	$88,197	$242,300
Year 2	155,389	49,040	204,429
Year 3	105,202	12,152	117,354
Year 4	72,340	61,233	133,573
Year 5	19,261	26,260	45,521
Total guarantee obligations	$506,295	$236,882	$743,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of March 31, 2013, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers and employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2013 or December 30, 2012, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Ventures infringe third-party patents. The Company has not made any indemnification payments under any such agreements. As of March 31, 2013, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at March 31, 2013, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of March 31, 2013 are as follows (in thousands):

	Total		1 Year or Less (Remaining 9 months in Fiscal 2013)	2 –3 Years (Fiscal 2014 and 2015)	4 –5 Years (Fiscal 2016 and 2017)	More than 5 Years (Beyond Fiscal 2017)
Facility and other operating leases	$12,257	(5)	$3,911	$7,277	$1,069	$—
Flash Partners (1)	527,765	(5)(6)	149,550	247,403	103,328	27,484
Flash Alliance (1)	1,547,797	(5)(6)	286,035	843,078	302,913	115,771
Flash Forward (1)	612,374	(5)(6)	179,225	265,307	140,319	27,523
Toshiba research and development	84,851	(5)	54,851	30,000	—	—
Capital equipment purchase commitments	55,189		55,029	127	33	—
1% Convertible senior notes principal and interest (2)	932,701		932,701	—	—	—
1.5% Convertible senior notes principal and interest (3)	1,067,500		7,500	30,000	1,030,000	—
Operating expense commitments	63,247		59,542	3,705	—	—
Noncancelable production purchase commitments (4)	261,325	(5)	261,325	—	—	—
Total contractual cash obligations	$5,165,006		$1,989,669	$1,426,897	$1,577,662	$170,778
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

(5)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at March 31, 2013.

(6)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

The Company has excluded $204.5 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at March 31, 2013. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are as follows (in thousands):

March 31, 2013
Guarantee of Flash Ventures equipment leases (1)	$743,177
————

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 69.9 billion Japanese yen, or approximately $743 million based upon the exchange rate at March 31, 2013.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2013 through fiscal year 2017. Future minimum lease payments are presented below (in thousands):

March 31, 2013
Fiscal year:
2013 (remaining nine months)	$4,299
2014	4,593
2015	3,789
2016	1,211
2017	4
13,896
Sublease income to be received in the future under noncancelable subleases	(1,639)
Net operating leases	$12,257

Net rent expense was as follows (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Rent expense, net	$1,843	$1,113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Related Parties and Strategic Investments

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

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures totaling $478.9 million and $687.4 million in the three months ended March 31, 2013 and April 1, 2012, respectively. The Company received loan repayments from Flash Ventures of $53.6 million and $63.8 million in the three months ended March 31, 2013 and April 1, 2012, respectively. At March 31, 2013 and December 30, 2012, the Company had accounts payable balances due to Flash Ventures of $176.4 million and $214.5 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below (in millions).

	March 31, 2013	December 30, 2012
Notes receivable	$696	$820
Equity investments	590	640
Operating lease guarantees	743	926
Prepayments	21	26
Maximum loss exposure	$2,050	$2,412

Solid State Storage Solutions, Inc. During the second quarter of fiscal year 2007, the Company formed Solid State Storage Solutions, Inc. (“S4”), a venture with third parties to license intellectual property. S4 qualifies as a variable interest entity. The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented. The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities. S4’s assets and liabilities were not material to the Company’s Condensed Consolidated Balance Sheets as of March 31, 2013 and December 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Litigation

From time to time, we are involved in various litigation, including those described below, among others. The litigation proceedings in which we are involved from time to time may include matters such as intellectual property, antitrust, commercial, labor, class action, and insurance disputes. The semiconductor industry is characterized by significant litigation seeking to enforce patent and other intellectual property rights. The Company has enforced and likely will continue to enforce its own intellectual property rights through litigation and related proceedings.

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

Patent Infringement Litigation With Round Rock Research LLC. On October 27, 2011, in response to infringement allegations by Round Rock Research LLC (“Round Rock”), the Company filed a lawsuit against Round Rock in the U.S. District Court for the Northern District of California. The lawsuit seeks a declaratory judgment that twelve Round Rock patents are invalid and/or not infringed by flash memory products sold by the Company. Round Rock has since withdrawn its allegations of infringement as to three of the patents. SanDisk has filed motions for summary judgment of invalidity directed at two additional Round Rock patents, and Round Rock has filed a motion for summary judgment as to certain affirmative defenses asserted by SanDisk to the counterclaims in this action. These motions are currently pending. A claim construction hearing was held on January 16, 2013. Discovery is underway and expert discovery has not yet commenced in the case.

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

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss which resulted in Dr. Harari being dismissed as a defendant. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) for the portion of the District Court’s Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On November 20, 2012, the Federal Circuit affirmed the District Court’s order denying SanDisk’s motion to dismiss. On December 2, 2012, the Federal Circuit issued its mandate returning the case to the District Court. Discovery is now open in the District Court. On February 20, 2013, Ritz filed a motion requesting that Albert Giuliano, the Chapter 7 Trustee of the Ritz bankruptcy estate, be substituted as the plaintiff in this case. The Court has not ruled on Ritz’s motion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California (the “District Court”) on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, Panasonic, Toshiba, and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antirust and unfair competition laws, and common law. The complaint seeks an injunction of the challenged conduct, dissolution of “the cooperation agreements, joint ventures and/or cross-licenses alleged herein,” treble damages, restitution, disgorgement, pre- and post-judgment interest, costs, and attorneys’ fees. Plaintiffs allege that the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On May 21, 2012, the District Court granted Defendants’ motion to dismiss the complaint with prejudice. Plaintiffs have appealed. Appellate briefing should be completed on June 21, 2013. No date for oral argument has been set.

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

Overview

We are a global leader in flash memory storage solutions. Our goal is to provide simple, reliable and affordable storage solutions for consumer and enterprise use in a wide variety of formats and devices. We sell our products globally to commercial and retail customers.

We design, develop, market and manufacture data storage solutions in a variety of form factors using our flash memory, controller and firmware technologies. Our flash-based products enable businesses and consumers to efficiently and effectively capture, share, use and preserve digital content. Our solutions include solid state drives, or SSDs, removable cards, embedded products, universal serial bus, or USB, drives, digital media players, wafers and components. Our SSD products are used in client computing platforms and enterprise data centers to provide high-speed, high-capacity storage solutions that can be used in lieu of, or in conjunction with, hard disk drives. Our removable cards are used in a wide range of consumer electronics devices such as mobile phones, tablets, digital cameras, gaming devices and PCs. Our embedded flash products are used in mobile phones, tablets, thin-and-light laptops, eReaders, global positioning system, or GPS, devices, gaming systems, imaging devices and computing platforms.

We believe the markets for flash storage are generally price elastic, meaning that a decrease in the price per gigabyte results in increased demand for higher capacities and the emergence of new applications for flash storage. We strive to continuously reduce the cost of NAND flash memory in order to enable us to profitably grow our business, supply a diverse set of customers and channels, and continue to grow our markets. A key component of our ability to reduce the cost of NAND flash memory is our ability to continue to transition our NAND flash memory process technology to smaller nodes. We currently expect to be able to continue to scale our current NAND flash memory architecture, also known as planar NAND, through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost-effectively with the planar NAND flash memory architecture. We continue to invest in future generations of NAND flash memory, and we are also pursuing alternative technologies, such as Bit-cost scaleable 3-Dimensional NAND, or BiCS, and 3–Dimensional resistive RAM, or 3D ReRAM, technologies, both of which we believe may be viable alternatives to NAND flash memory when NAND flash memory can no longer cost-effectively scale at a sufficient rate, or at all. However, even when NAND flash memory can no longer scale further, we expect NAND flash memory and potential alternative technologies to coexist for an extended period of time. Currently, we are focused on transitioning our products to 19-nanometer and 1Y-nanometer technologies and improving manufacturing efficiencies. However, 1Y-nanometer technology will have increased manufacturing equipment requirements, which will impact the cost reduction benefits obtainable through these technologies.

Through our investments in our ventures with Toshiba Corporation, or Toshiba, and our in-house assembly and test facility, we have invested heavily in a vertically integrated business model. We purchase the vast majority of our NAND flash memory supply requirements through Flash Ventures, our significant flash venture relationships with Toshiba, which produce and provide us with leading-edge, low-cost memory wafers. Our manufacturing operations are concentrated in two locations, with Flash Ventures located in Yokkaichi, Japan, and our in-house assembly and test operations located in Shanghai, China. While we do not unilaterally control the operations of Flash Ventures, we believe that our vertically integrated business model helps us to reduce the costs of producing our products, increases our ability to control the quality of our products and speeds delivery to our customers.

We operate in an industry characterized by rapid technology transitions, price declines and evolving end-user markets for NAND flash memory. Historically, removable flash memory cards for imaging devices and USB drives provided the majority of our revenues. With the emergence of the smartphone and tablet markets, our sales of embedded NAND flash memory and cards for mobile phones, tablets, and other mobile devices have increased, and now represent the largest percentage of our revenues. Over the next several years, we believe that the largest growth areas for NAND flash memory will be SSD solutions in the client computing and enterprise data center markets, whereas the mobile market for NAND flash memory is expected to grow at a slower rate than in the past, and the retail market for NAND flash memory is expected to be approximately constant or declining. We continue to focus on adapting our business to the changing end-markets for NAND flash memory and aligning our resources accordingly.

Beginning in the first quarter of fiscal year 2013, we report only total revenues, which include product revenues and license and royalty revenues. In addition, during the first quarter of fiscal year 2013, we have recast our sales channels to be Retail and Commercial. Retail channel sales are made directly to retail customers and indirectly through distributors to retail customers. The Commercial channel includes original equipment manufacturer, or OEM, business-to-business, and direct enterprise customers as well as licensees. We have adjusted all prior year comparative amounts and explanations within Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect these changes in classification to be consistent for all periods presented.

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

Results of Operations

	Three months ended
	March 31, 2013	% of Revenues	April 1, 2012	% of Revenues
	(In millions, except percentages)
Revenues	$1,340.7	100.0%	$1,205.6	100.0%
Cost of revenues	799.4	59.6%	775.3	64.3%
Amortization of acquisition-related intangible assets	9.8	0.8%	13.8	1.1%
Total cost of revenues	809.2	60.4%	789.1	65.4%
Gross profit	531.5	39.6%	416.5	34.6%
Operating expenses:
Research and development	171.1	12.8%	141.0	11.7%
Sales and marketing	59.1	4.3%	49.0	4.1%
General and administrative	45.1	3.4%	32.6	2.7%
Amortization and write-off of acquisition-related intangible assets	2.4	0.2%	2.0	0.2%
Total operating expenses	277.7	20.7%	224.6	18.7%
Operating income	253.8	18.9%	191.9	15.9%
Other income (expense), net	(19.9)	(1.4%)	(25.4)	(2.1%)
Income before income taxes	233.9	17.5%	166.5	13.8%
Provision for income taxes	67.7	5.1%	52.1	4.3%
Net income	$166.2	12.4%	$114.4	9.5%

Revenues by Channel

	Three months ended
	March 31, 2013	% of Revenues	April 1, 2012	% of Revenues	Percent Change
	(In millions, except percentages)
Commercial	$828.7	61.8%	$823.5	68.3%	0.6%
Retail	512.0	38.2%	382.1	31.7%	34.0%
Total revenues	$1,340.7	100.0%	$1,205.6	100.0%	11.2%

The increase in our revenues for the three months ended March 31, 2013, compared to the three months ended April 1, 2012, was due primarily to an increase in gigabytes sold of 36%, partially offset by a decline in average selling price per gigabyte of 18%. Commercial revenues for the three months ended March 31, 2013, compared to the three months ended April 1, 2012, reflect significantly increased sales of SSDs and embedded products for mobile devices, largely offset by a decrease in revenue from OEM cards for the mobile market and wafers. Retail product revenues in the three months ended March 31, 2013 increased compared to the three months ended April 1, 2012 due to higher sales across all major regions and product lines, including imaging cards, mobile cards, USB drives and SSDs.

Our ten largest customers represented approximately 49% and 50% of our total revenues in the three months ended March 31, 2013 and April 1, 2012, respectively. We had two customers that exceeded 10% of our total revenues in the three months ended March 31, 2013, representing 19% and 12% of our total revenues. We had one customer that equaled 10% of our total revenues in the three months ended April 1, 2012.

Geographical Revenues

	Three months ended
	March 31, 2013	% of Revenues	April 1, 2012	% of Revenues	Percent Change
	(In millions, except percentages)
United States	$213.5	15.9%	$170.6	14.1%	25.1%
Asia-Pacific	909.9	67.9%	831.6	69.0%	9.4%
Europe, Middle East and Africa	173.6	12.9%	146.8	12.2%	18.3%
Other foreign countries	43.7	3.3%	56.6	4.7%	(22.7%)
Total revenues	$1,340.7	100.0%	$1,205.6	100.0%	11.2%

For the three months ended March 31, 2013, compared to the three months ended April 1, 2012, our U.S. revenues increased primarily as a result of increased retail sales of mobile cards and SSDs. The increase in Asia-Pacific revenues was due primarily to increased sales of SSDs, mobile embedded products and retail cards and USB drives, partially offset by a decrease in mobile OEM cards and wafers and components. The increase in revenues in Europe, Middle East and Africa was due primarily to increased retail sales of mobile cards, USB drives and SSDs, partially offset by a decline in commercial sales of embedded products. Our revenues are designated based on the geographic location where the product is delivered, or in the case of license and royalty revenue, the location of the headquarters of the licensee, and therefore may not be indicative of the actual demand in these regions.

Gross Profit and Margin

	Three months ended
	March 31, 2013	April 1, 2012	Percent Change
	(In millions, except percentages)
Gross profit	$531.5	$416.5	27.6%
Gross margin	39.6%	34.6%

The increase in gross margin for the three months ended March 31, 2013, compared to the three months ended April 1, 2012, was due primarily to cost reductions of (25%) exceeding average selling price reductions of (18%). Costs per gigabyte improved over the prior year primarily due to wafer production transitioning from 24-nanometer to 19-nanometer, partially offset by an increase in non-flash memory costs as a result of an increased sales mix of SSDs and multi-chip package products, which have higher non-flash memory costs than most of our other products.

Research and Development

	Three months ended
	March 31, 2013	April 1, 2012	Percent Change
	(In millions, except percentages)
Research and development	$171.1	$141.0	21.3%
Percent of revenues	12.8%	11.7%

The increase in our research and development expense for the three months ended March 31, 2013, compared to the three months ended April 1, 2012, was due primarily to higher employee-related costs of $21 million due primarily to increased headcount and incentive compensation expense and higher third-party engineering costs of $6 million. Incentive compensation expense is higher in the first quarter of fiscal year 2013, compared to the first quarter of fiscal year 2012, due to improved financial performance.

Sales and Marketing

	Three months ended
	March 31, 2013	April 1, 2012	Percent Change
	(In millions, except percentages)
Sales and marketing	$59.1	$49.0	20.6%
Percent of revenues	4.3%	4.1%

The increase in our sales and marketing expense for the three months ended March 31, 2013, compared to the three months ended April 1, 2012, was due primarily to higher employee-related costs of $9 million due primarily to increased headcount and incentive compensation expense. Incentive compensation expense is higher in the first quarter of fiscal year 2013, compared to the first quarter of fiscal year 2012, due to improved financial performance.

General and Administrative

	Three months ended
	March 31, 2013	April 1, 2012	Percent Change
	(In millions, except percentages)
General and administrative	$45.1	$32.6	38.3%
Percent of revenues	3.4%	2.7%

The increase in our general and administrative expense for the three months ended March 31, 2013, compared to the three months ended April 1, 2012, was due primarily to one-time insurance recoveries of legal fees of $5 million in the first quarter of fiscal year 2012, increased charitable contributions of $3 million and higher employee-related costs of $2 million due primarily to increased headcount and incentive compensation expense. Incentive compensation expense is higher in the first quarter of fiscal year 2013, compared to the first quarter of fiscal year 2012, due to improved financial performance.

Amortization and Write-off of Acquisition-Related Intangible Assets

	Three months ended
	March 31, 2013	April 1, 2012	Percent Change
	(In millions, except percentages)
Amortization and write-off of acquisition-related intangible assets	$2.4	$2.0	20.0%
Percent of revenues	0.2%	0.2%

Amortization of acquisition-related intangible assets in the three months ended March 31, 2013, compared to the three months ended April 1, 2012, was higher due to a full quarter of amortization of intangible assets from fiscal year 2012 acquisitions.

Other Income (Expense), net

	Three months ended
	March 31, 2013	April 1, 2012	Percent Change
	(In millions, except percentages)
Interest income	$12.9	$15.0	(14.0%)
Interest expense	(31.0)	(29.3)	5.8%
Other income (expense)	(1.8)	(11.1)	(83.8%)
Total other income (expense), net	$(19.9)	$(25.4)	(21.7%)

“Total other income (expense), net” for the three months ended March 31, 2013 was a lower net expense compared to the three months ended April 1, 2012 due primarily to a charge incurred by Flash Ventures and losses on non-designated foreign exchange contracts included in “Other income (expense)” in the first quarter of fiscal year 2012 that did not recur in fiscal year 2013.

Provision for Income Taxes

	Three months ended
	March 31, 2013	April 1, 2012	Percent Change
	(In millions, except percentages)
Provision for income taxes	$67.7	$52.1	29.9%
Effective tax rate	28.9%	31.3%

The provision for income taxes for the three months ended March 31, 2013 differs from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation, federal research and development, or R&D, credit and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to our Irish, Chinese, Israeli and Japanese entities. The lower effective tax rate for the three months ended March 31, 2013, compared to the same period in fiscal year 2012, is attributable to a retroactively extended federal R&D tax credit for fiscal year 2012, availability of a federal R&D credit in fiscal year 2013 and changes in the composition of operating income by tax jurisdiction. As of March 31, 2013, we believe that most of our deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $176.2 million and $179.5 million as of March 31, 2013 and December 30, 2012, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $83.2 million at March 31, 2013. Income tax expense for the first quarter of fiscal years 2013 and 2012 included interest and penalties of $0.7 million and $0.8 million, respectively.

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In February 2012, the Internal Revenue Service, or IRS, completed its field audit of our federal income tax returns for the years 2005 through 2008 and issued the Revenue Agent’s Report.  The most significant proposed adjustments are comprised of related party transactions between our U.S. parent company and our foreign subsidiaries.  We are contesting these adjustments through the IRS Appeals Office and cannot predict when a resolution will be reached.

We strongly believe the IRS’s position regarding the intercompany transactions is inconsistent with applicable tax laws, judicial precedents and existing Treasury regulations, and that our previously reported income tax provisions for the years in question are appropriate.  Management believes that an adequate provision has been made for the adjustments from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner that is not consistent with management’s expectations, we could be required to adjust our provision for income tax in the period such resolution occurs.

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

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended
	March 31, 2013	April 1, 2012
	(In millions except per share and share amounts)
Net income	$166.2	$114.4
Share-based compensation	21.7	19.1
Amortization of acquisition-related intangible assets	12.2	15.8
Convertible debt interest	23.6	21.9
Income tax adjustments	(16.8)	(14.8)
Non-GAAP net income	$206.9	$156.4

Diluted net income per share:	$0.68	$0.46
Share-based compensation	0.09	0.08
Amortization of acquisition-related intangible assets	0.05	0.06
Convertible debt interest	0.10	0.09
Income tax adjustments	(0.07)	(0.06)
Non-GAAP diluted net income per share:	$0.85	$0.63

Shares used in computing diluted net income per share (in thousands):
GAAP	245,577	247,102
Non-GAAP	245,596	247,192

We believe these non-GAAP measures provide investors the ability to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business excluding these items. We also use these non-GAAP measures to establish operational goals and for measuring performance for compensation purposes. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, and not as a replacement for, data presented in accordance with GAAP.

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

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	Three months ended
	March 31, 2013	April 1, 2012	Percent Change
	(In millions, except percentages)
Net cash provided by operating activities	$473.6	$67.2	604.8%
Net cash used in investing activities	(338.9)	(136.4)	(148.5%)
Net cash provided by (used in) financing activities	11.8	(5.9)	300.0%
Effect of changes in foreign currency exchange rates on cash	6.1	0.9	577.8%
Net increase (decrease) in cash and cash equivalents	$152.6	$(74.2)	305.7%

Operating Activities. Cash provided by operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash provided by operations in the first quarter of fiscal year 2013, compared to the first quarter of fiscal year 2012, resulted primarily from an increase in net income and a decrease in cash usage from other liabilities. Cash usage from other liabilities decreased primarily due to significantly lower tax and incentive compensation payments in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012. Cash flow from accounts receivable decreased primarily due to higher sales in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012. Cash flow from inventory resulted in an inflow of cash compared to the prior year due to a decrease in inventory balances. Cash flow from other assets resulted in a usage of cash compared to the prior year primarily due to a non-trade receivable balance in the current quarter that did not exist in the prior year. Cash flow from accounts payable to related parties increased due to the timing of payments to Flash Ventures as compared to the prior year.

Investing Activities. Net cash used in investing activities in the first quarter of fiscal year 2013 was primarily related to the net purchase of short and long-term marketable securities of ($344) million and acquisition of property and equipment of ($48) million, offset by repayments of notes receivables from Flash Ventures of $54 million. In the first quarter of fiscal year 2012, net cash used in investing activities was primarily related to acquisition of property and equipment of ($144) million and acquisitions, net of cash acquired of ($55) million, offset by net proceeds from short and long-term marketable securities of $62 million.

Financing Activities. Net cash provided by financing activities in the first quarter of fiscal year 2013 was primarily related to cash received from employee stock programs of $93 million, offset by share repurchases of ($90) million. Net cash used by financing activities in the first quarter of fiscal year 2012 was primarily related to our share repurchase program of ($61) million, offset by cash received from employee stock programs of $45 million.

Liquid Assets. At March 31, 2013, we had cash, cash equivalents and short-term marketable securities of $3.31 billion. We had $2.88 billion of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining effective maturity of the investment being greater than one year.

Short-Term Liquidity. As of March 31, 2013, our working capital balance was $2.98 billion. During fiscal year 2013, we expect our cash usage for net investments in Flash Ventures and non-fab property and equipment to be approximately $350 million. Our current estimate of capital investments for the Flash Ventures includes productivity and technology transition investments, and does not include any new wafer capacity additions. In the first quarter of fiscal year 2013, we received cash from notes receivable repayments from Flash Ventures of $54 million and our cash usage for non-fab property and equipment investments was $48 million.

At March 31, 2013, we had $928 million aggregate principal amount of our 1% Notes due on May 15, 2013, which we expect to settle in cash upon maturity.

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

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements. The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from Standard & Poors, or S&P, or Moody’s Corporation, or Moody’s, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I. As of March 31, 2013, Flash Ventures was in compliance with all of its master lease covenants. As of March 31, 2013, our R&I credit rating was BBB, two notches above the required minimum corporate rating threshold for R&I; and our S&P credit rating was BB, one notch above the required minimum corporate rating threshold for S&P.

If our shareholders’ equity falls below $1.51 billion, or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under certain master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $743 million outstanding lease obligations covered by our guarantees under such Flash Ventures master lease agreements, based upon the exchange rate at March 31, 2013, which would negatively impact our short-term liquidity.

As of March 31, 2013, the amount of cash and cash equivalents and short and long-term marketable securities held by foreign subsidiaries was $850 million. We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. As of December 30, 2012, no provision had been made for U.S. income taxes or foreign withholding taxes on $583 million of undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S. We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

Our Board of Directors has authorized up to $1.25 billion for stock repurchases, of which $0.93 billion remained available for stock repurchases as of March 31, 2013. As of March 31, 2013, we had cumulatively repurchased 7.5 million shares for $324 million, of which 1.8 million shares for $90 million were repurchased in the first quarter of fiscal year 2013 at an average price of $50.97. Under this program, share purchases may be made, from time-to-time, in both the open market and privately negotiated transactions, and may include the use of derivative contracts, structured stock repurchase agreements and Rule 10b5-1 trading plans. The stock repurchase program does not obligate us to purchase any particular amount of shares.

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

Financing Arrangements. At March 31, 2013, we had $928 million aggregate principal amount of 1% Notes due 2013 outstanding and $1.00 billion aggregate principal amount of 1.5% Notes due 2017 outstanding. See Note 6, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10‑Q for more detail.

Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share. As of March 31, 2013, the warrants had an expected life of approximately 0.4 years and expire on 20 different dates from August 23, 2013 through September 20, 2013. At expiration, we may, at our option, elect to settle the warrants on a net share basis. In addition, concurrent with the issuance of the 1% Notes due 2013, we entered into a convertible bond hedge in which counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share. During fiscal year 2011, concurrent with the repurchase of a portion of the outstanding 1% Notes due 2013, we unwound a pro-rata portion of the convertible bond hedge and warrants and received net proceeds of $0.3 million from this unwinding, which was recorded in equity. We may now purchase up to 11.3 million shares of our common stock at a conversion price of $82.36 per share. As of March 31, 2013, none of the remaining warrants had been exercised nor had we purchased any shares under the remaining convertible bond hedge. The convertible bond hedge will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes due 2013.

Concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire shares of our common stock at an exercise price of $73.33 per share. As of March 31, 2013, the warrants had an expected life of approximately 4.7 years and expire on 40 different dates from November 13, 2017 through January 10, 2018. At each expiration date, we may, at our option, elect to settle the warrants on a net share basis. As of March 31, 2013, the warrants had not been exercised and remained outstanding. In addition, concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a conversion price of $52.37 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remains outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017. As of March 31, 2013, we had not purchased any shares under this convertible bond hedge agreement

Ventures with Toshiba. We are a 49.9% owner in each of the Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by these ventures. This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba. These ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of these ventures’ NAND wafer supply or pay for 50% of the fixed costs of these ventures. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers. See Note 12, “Related Parties and Strategic Investments,” in the Notes to Condensed Consolidated Financial Statements of this Form 10‑Q.

As of March 31, 2013, Phase 1 of Fab 5 was equipped to a portion of the potential equipment capacity and we had invested in 50% of that equipment. During the remainder of fiscal year 2013, we do not expect to add new wafer capacity; however, we expect to invest in productivity improvements that may result in limited incremental wafer capacity. See Note 11, “Commitments, Contingencies and Guarantees,” in the Notes to Condensed Consolidated Financial Statements of this Form 10–Q.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of revenues. Flash Ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we do not have a controlling financial interest in each venture. Accordingly, we account for our investments under the equity method and do not consolidate.

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantee as of March 31, 2013 was 69.9 billion Japanese yen, or approximately $743 million based upon the exchange rate at March 31, 2013.

In the first quarter of fiscal year 2011, we made a $62 million prepayment for Flash Forward Ltd., or Flash Forward, building-related costs. As of March 31, 2013, approximately $21 million was remaining, which was classified as Other current assets.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for the Flash Ventures in order to convert to new process technologies or add wafer capacity. Flash Partners Ltd., or Flash Partners, and Flash Alliance Ltd., or Flash Alliance have been previously equipped to full wafer capacity.  The wafer capacity of Flash Forward has been partially equipped.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at March 31, 2013, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 11, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10‑Q.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is to the Japanese yen in which we purchase the vast majority of our NAND flash wafers. In addition, we also have significant costs denominated in the Chinese renminbi and the Israeli new shekel, and we have revenue denominated in the European euro, the British pound, the Japanese yen, the Chinese renminbi and the Canadian dollar. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward and cross currency swap contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. From time-to-time, we use foreign currency forward contracts and options to partially hedge our future Japanese yen costs for NAND flash wafers. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated other comprehensive income, or AOCI, and subsequently reclassified into cost of revenues in the same period or periods in which the cost of revenues is recognized. These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. See Note 3, “Derivatives and Hedging Activities,” in the Notes to Condensed Consolidated Financial Statements of this Form 10‑Q.

Because we purchase the vast majority of our flash memory wafers from Flash Ventures, our flash memory costs, which represent the largest portion of our cost of revenues, are based upon wafer purchases denominated in Japanese yen.  However, our cost of revenues in any given quarter generally reflect wafer purchases that were made in the previous quarter, and are impacted by hedging decisions we may make from time to time, including entering into forward contracts or other instruments to hedge our future Japanese yen purchase rate.  Based on wafer purchases made in the fourth quarter of 2012 and forward contracts entered into for early 2013, changes in the Japanese yen to U.S. dollar exchange rate after December 2012 are not expected to have a material impact on our cost of revenues in the first half of fiscal year 2013. We expect the average rate of the Japanese yen to the U.S. dollar for the wafer purchase portion of our cost of revenues to be approximately 86 for the second quarter of fiscal 2013. In addition, we have locked in approximately half of the yen purchases that we expect will impact our third quarter cost of sales at a yen rate of approximately 95. See Item 3, “Quantitative and Qualitative Disclosure About Market Risk - Foreign Currency Risk” for more information about our foreign currency forward and cross currency swap contracts.

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

There were no significant changes to our critical accounting policies during the fiscal quarter ended March 31, 2013. For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10‑K filed with the U.S. Securities and Exchange Commission on February 19, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of March 31, 2013, a hypothetical 50 basis point increase in interest rates would result in an approximate $30.9 million decline (less than 0.60%) of the fair value of our available-for-sale debt securities.

Foreign Currency Risk. The majority of our revenues are transacted in the U.S. dollar, with some revenues transacted in the European euro, the British pound, the Japanese yen, the Chinese renminbi and the Canadian dollar. Our flash memory costs, which represent the largest portion of our cost of revenues, are denominated in Japanese yen. We also have some cost of revenues denominated in the Chinese renminbi. The majority of our operating expenses are denominated in the U.S. dollar; however, we have expenses denominated in Japanese yen, the Chinese renminbi, the Israeli new shekel and numerous other currencies. On the balance sheet, we have numerous foreign currency denominated monetary assets and liabilities, with the largest monetary exposure being our balances with Flash Ventures, which are denominated in Japanese yen.

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

We use foreign currency forward contracts to partially hedge future Japanese yen flash memory costs. These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income and subsequently recognized in cost of revenues in the same period the hedged cost of revenues is recognized.

At March 31, 2013, we had both foreign currency forward contracts and cross currency swap contracts in place that amounted to a net purchase in U.S. dollar equivalents of $63.6 million in foreign currencies to hedge our foreign currency denominated monetary net liability position over the next twelve months. The notional amount and unrealized gain or loss of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of March 31, 2013 are shown in the table below. In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of March 31, 2013	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges
Cross currency swap contracts sold	$(30.8)	$3.9	$2.8
Forward contracts sold	(101.7)	4.4	(1.8)
Forward contracts purchased	196.1	(15.3)	(12.7)
Total net outstanding contracts	$63.6	$(7.0)	$(11.7)

At March 31, 2013, we had foreign currency forward contracts in place that amounted to a net purchase in a U.S. dollar equivalent of approximately $131.0 million to partially hedge our expected future wafer purchases in Japanese yen. The maturities of these contracts were 12 months or less. The notional amount and fair value of our outstanding forward contracts that are designated as cash flow hedges as of March 31, 2013 is shown in the table below. In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Fair Value as of March 31, 2013	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Cash flow hedges
Forward contracts purchased	$131.0	$(12.9)	$(11.9)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our non-operating results. We do not have direct ownership of European sovereign debt in our investment portfolio. Sales to Europe accounted for approximately 13% of our total revenues in the first quarter of fiscal year 2013, and any significant uncertainties in the European financial markets could impact our revenues and financial condition in Europe or elsewhere.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at March 31, 2013. Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on their evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10‑Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 13, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10‑Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10‑K for the fiscal year ended December 30, 2012.

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

•
excess, insufficient or mismatched captive memory output or capacity, resulting in lower average selling prices, financial charges and impairments, lost revenue and market growth opportunities, lower gross margins or other consequences;

•	timing, volume and cost of wafer production from Flash Ventures as impacted by fab start-up delays and costs, technology transitions, lower than expected yields or production interruptions;

•
inability to penetrate new or growing markets for flash memory, including the SSD markets, failure of existing or new markets for flash memory to grow or develop, or failure to maintain or improve our position in any of these markets;

•	potential delays in product development or lack of customer acceptance of our solutions, particularly OEM products such as our embedded flash storage solutions and SSD solutions;

•	fluctuations in customer concentration and the loss of, or reduction in orders from, one or more of our major customers that account for a significant portion of our revenues;

•	lengthy, costly and unpredictable design, qualification and sales processes for a limited number of customers in the enterprise SSD market;

•
inability to develop, or unexpected difficulties or delays in developing or ramping with acceptable yields, new technologies such as 1Y-nanometer or subsequent process technologies, X3 NAND memory architecture, BiCS technology, 3D ReRAM, or other advanced alternative technologies;

•	increased costs and lower gross margins due to potentially higher warranty claims from our more complex SSD solutions and firmware;

•	excess inventory or lost sales resulting from unpredictable or changing demand for our products;

•	failure to manage the risks associated with our ventures and strategic partnerships with Toshiba;

•
fluctuations or declines in our license and royalty revenues due to license agreement renewals on less favorable terms, non-renewals, declines in sales of the products or use of technology underlying the license and royalty revenues by our licensees, or if licensees or we fail to perform on contractual obligations;

•	insufficient non-flash memory materials or capacity from our suppliers and contract manufacturers to meet demand or increases in the cost of non-flash memory materials or capacity;

•	fluctuations in our product gross margins due to changes in product mix and customer mix, as well as variations in the technologies or form factors of our products;

•	disruptions in our supply chain, whether due to natural disasters, emergencies such as power outages, fires or chemical spills, or employee strikes or other job actions;

•	inability to enhance current products, develop new products or transition products to new technologies on a timely basis or in advance of our competitors;

•	increased memory component and other costs as a result of currency exchange rate fluctuations for the U.S. dollar, particularly with respect to the Japanese yen;

•	inability to obtain non-captive memory supply of the right product mix and quality in the time frame necessary to meet demand, or inability to realize an adequate margin on non-captive purchases;

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

•	the financial strength and market position of our customers; and

•	the other factors described in this “Risk Factors” section and elsewhere in this report.

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

If we are unable to reduce our manufacturing costs to keep pace with reductions in average selling prices, our gross margins may be harmed. Because of the historical and expected future declines in the price of NAND flash memory, we need to reduce our manufacturing costs in order to maintain adequate gross margins. Our ability to reduce our cost per gigabyte of memory produced depends on technology transitions and the improvement of manufacturing efficiency, including manufacturing yields. If our technology transitions (for example, the production ramp of NAND technology on the 1Y-nanometer process node) take longer or are more costly to complete than anticipated, our manufacturing costs may not remain competitive with other flash memory producers, which would harm our gross margins and financial results. Furthermore, the inherent physical technology limitations of NAND flash technology may result in more costly technology transitions than we have experienced in the past, particularly with respect to required capital expenditures, which could further limit our ability to keep pace with reductions in average selling prices. Manufacturing yields are a function of both design and manufacturing process technology, and yields may also be impacted by equipment malfunctions, fabrication facility accidents or human error. Yield problems may not be identified during the production process or solved until an actual product is manufactured and tested, further increasing our costs. If we are unable to improve manufacturing yields or other manufacturing efficiencies, our gross margins and results of operations would be harmed.

Our reliance on and investments in captive manufacturing capacity limit our ability to respond to industry fluctuations in supply and demand. The semiconductor industry, and the NAND flash memory industry in particular, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. We are limited in our ability to react or adjust our cost structure in response to these cyclical fluctuations. We rely on our significant investments in Flash Ventures as a captive source of the vast majority of our NAND flash memory supply. Growth in our captive memory supply comes from investments in technology transitions and new capacity at Flash Ventures. These investment decisions require significant planning and lead-time before an increase in supply can be realized, and are further determined by factors such as the timing, rate and type of investment by us and Toshiba, our partner in Flash Ventures, agreement between us and Toshiba as to these matters, our evaluation of the potential return on investment of the addition of new capacity, particularly in light of the timing, cost and availability of next generation technology, our profitability, our estimation of market demand and our liquidity position. A failure to accurately forecast demand for our products or industry capacity could cause us to over-invest or under-invest in the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. For example, in fiscal year 2008 and the first quarter of fiscal year 2009, we recorded charges for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. On the other hand, if we or Toshiba under-invest in captive memory capacity or technology transitions, we may not have enough captive supply to meet demand on a timely and cost effective basis and we may lose opportunities for revenue growth and market share as a result, which would harm our ability to grow revenues. In such cases, we may have only a limited ability to satisfy our supply needs from non-captive supply sources and may not be able to obtain the right mix of non-captive product within an adequate lead time or at a cost that allows us to generate an adequate gross margin. Furthermore, if our memory supply is limited, we may make strategic decisions with respect to the allocation of our supply among our products and customers that may preserve our long-term goals and customer relationships but result in short-term declines in our gross margin or less favorable gross margins. Our customers also may not allow us to change the memory in the products that they have already qualified. Our inability to obtain sufficient cost-effective non-captive memory that meets our requirements may cause us to lose sales, market share and profits, which would harm our operating results. In addition, we are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed under Flash Ventures and the foundry arrangement with Toshiba for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margins. Our limited ability to react to fluctuations in supply and demand makes us particularly susceptible to variations from our forecasts and expectations, and even in times of excess demand, our operating results may be harmed.

The future growth of our business depends on the development and performance of new and growing, as well as existing, markets and products for flash memory, including the SSD markets, and on our ability to maintain or improve our position in these markets. Historically, removable flash memory cards and USB drives, both sold primarily through the retail channel, provided the majority of our revenues. As growth in these retail products slowed, we increased sales of embedded NAND flash memory for devices such as mobile phones, tablets, and other mobile devices, which now represent the largest percentage of our product revenues. Our future growth is dependent on the development of new markets, new applications and new products for flash memory, and to a more limited extent, on our ability to maintain or improve our position in existing markets for flash memory. There can be no assurance that the use of NAND flash memory in existing markets and products will continue or grow fast enough, or at all, that we will be able to maintain or improve our position in existing markets, or that new markets will adopt flash technologies in general or our products in particular, to enable us to grow.

Over the next several years, we believe that the largest growth areas for NAND flash will be SSD solutions in client computing and enterprise data center applications, whereas the mobile market for NAND flash is expected to grow at a slower rate than in the past, and the retail market for NAND flash is expected to be approximately constant or declining. We will continue to make significant investments in the development of hardware and software solutions for SSD markets in order to successfully penetrate and gain market share in SSD solutions. Our ability to succeed in the SSD solutions market is subject to various risks and uncertainties, including, among other things:

•	we may be unable to successfully develop or qualify SSD solutions that meet our customers’ requirements, and we cannot guarantee that customers will adopt our SSD solutions even if we do;

•
designing and qualifying products in the SSD solutions market will require greater investments and customization than our traditional markets, which may result in higher costs than our traditional products;

•
we may not be able to transition customers to our leading edge products which would prevent us from getting the full cost advantage of new technology transitions due to longer customer product cycles in the SSD solutions market;

•	SSD solutions require more software than our traditional products, therefore we must continue to develop software expertise;

•	SSD solutions require more complex controllers than our traditional products, and we may be unable to develop or source controllers that meet the performance requirements of SSDs;

•	SSD solutions incorporate unique non-flash memory parts, and if there is lower than expected demand, we may not be able to incorporate these unique parts in other non-SSD products;

•
SSD solutions require longer production cycle times due to, among other things, more complex assembly and testing to produce a finished product, as well as customer requirements for consigned inventory, which could lead to higher levels and cost of inventory;

•
SSD solutions require different go-to-market strategies compared to our historical consumer and mobile products, which could increase our operating expenses, and we may be unable to build an effective sales and marketing operation to sell our SSD solutions.

If we are unable to successfully develop, qualify and sell SSD solutions, we could lose sales and corresponding profit opportunities, which would harm our operating results.

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

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenues and operating results could suffer. Our ten largest customers represented approximately 49% and 50% of our total revenues in the three months ended March 31, 2013 and April 1, 2012, respectively. We had two customers that exceeded 10% of our total revenues in the three months ended March 31, 2013, representing 19% and 12% of our total revenues. We had one customer that equaled 10% of our total revenues in the three months ended April 1, 2012. The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and there have been changes in the market share concentration among our customers. We expect fluctuations in our customer and licensee base and the mix of our revenue by customer and licensee to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period. Our sales are generally made from standard purchase orders and short-term commitments rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time with limited notice or penalty. If we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results could suffer.

Our SSD products are more complex and rely on more sophisticated firmware than our other products, which may result in increased costs and lower gross margins due to more frequent product updates. Our SSD solutions are more complex than our traditional products due to, among other things, an increased dependence on more sophisticated firmware and customization of our products for specific OEM customers. Changes in our OEM customers’ specifications for these products could require us to update the firmware for our SSD products, which results in increased costs for processing these updates. Furthermore, our failure to update our products to comply with the new specifications may result in reduced demand from our customers for a particular SSD solution, notwithstanding the long design, qualification and test cycles we have undertaken as part of our sales process for that solution, which may harm our results of operations.

Our enterprise SSD business is characterized by sales to a limited number of customers with long design, qualification and sales processes. The enterprise SSD market is comprised of a relatively limited number of customers, with long design, qualification and test cycles prior to sales. OEM customers in the enterprise SSD market typically also require us to customize our products, which could further lengthen the sales process. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any customer orders. These lengthy and uncertain processes also make it difficult for us to forecast demand and timing of customer orders. Moreover, we start manufacturing our products and placing orders for materials and components based on non-binding forecasts that our OEM customers provide to us, further increasing our exposure when actual sales vary from the OEM customer’s forecasts. The difficulty in forecasting demand and the customized nature of our products for certain OEMs make it difficult to anticipate our inventory requirements, which may cause us to over-purchase materials and components or over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Furthermore, due to longer customer product cycles, we may not be able to transition customers to our leading edge products, which would prevent us from benefitting from the technology transitions that enable cost reductions, which may harm our product gross margins. We are continuing the process of transitioning our enterprise solutions products from non-captive memory to captive memory, and delays in the qualification of captive memory for these products may cause unexpected declines in our revenue or margins from these products.

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

The long lead times for some of our purchasing or other arrangements further restrict our ability to respond to variations from our forecasts. Some of our silicon purchasing arrangements provide that the first three months of our rolling six-month projected supply requirements are fixed and we may make only limited percentage changes in the second three months of the period covered by our supply requirement projections. Our products also contain non-silicon components that have long lead-times requiring us to place orders several months in advance of anticipated demand. In addition, purchasing decisions for manufacturing tools in Flash Ventures as well as tools in our captive assembly and test manufacturing facility near Shanghai, China often need to be made several months in advance in order to ensure that the tools can be integrated into the manufacturing process when increased capacity is needed. These purchasing arrangements increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand.

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

Our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals, declines in sales of the products or use of technology underlying the license and royalty revenues by our licensees, or if licensees fail to perform on a portion or all of their contractual obligations. If our existing licensees do not renew their licenses upon expiration, renew them on less favorable terms, or we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed. As our older patents expire, and the coverage of our newer patents may be different, it may be more difficult to negotiate or renew favorable license agreement terms or a license agreement at all. For example, in the first quarter of fiscal year 2010, our license and royalty revenues decreased sequentially primarily due to a new license agreement with Samsung that was effective in the third quarter of fiscal year 2009, and contains a lower effective royalty rate compared to the previous license agreement. To the extent that we are unable to renew license agreements under similar terms, or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees. Our agreements may require us in certain instances to recognize license revenue related to a particular licensee all in one period instead of over time which could create additional volatility in our licensing revenues. A portion of our license and royalty revenue is based on sales of product categories as well as underlying technology, and fluctuations in the sales of those products or technology adoption rates would also result in fluctuations in the license and royalty revenue due to us under our agreements. If our licensees or we fail to perform on contractual obligations, we may incur costs to enforce or defend the terms of our licenses and there can be no assurance that our enforcement, defense or collection efforts will be effective. If we license new IP from third-parties or existing licensees, we may be required to pay license fees, royalty payments or offset existing license revenues. In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory obsolete or less attractive, and we may not have access to those new technologies on a cost-effective basis, or at all, or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. We have a three-pronged strategy towards our investments and efforts in next generation technology scaling and migration: (1) NAND scaling; (2) BiCS technology; and (3) 3D ReRAM technology. The pace at which NAND flash technology is transitioning to new generations is slowing down due to inherent technology limitations. We currently expect to be able to continue to scale our NAND flash technology through two additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture. In the first quarter of fiscal year 2011, we began investing in BiCS and other technologies. In BiCS technology, the memory cells are packed along the vertical axis as opposed to the horizontal axis as in the current NAND flash technologies. We believe BiCS technology, if successful, could enable further memory cost reductions beyond the existing NAND roadmap, until 3D ReRAM technology is developed and fully ramped into high-volume production. We also continue to invest in future alternative technologies, particularly our 3D ReRAM technology, which we believe may be a viable alternative to NAND flash technology, when NAND flash technology can no longer scale at a sufficient rate, or at all. However, even when NAND flash technology can no longer be further scaled, we expect NAND flash technology and potential alternative technologies to coexist for an extended period of time. The success of our overall technology strategy is also dependent in part upon the development by third-party suppliers of advanced semiconductor materials and process technologies, such as extreme ultraviolet, or EUV. Our technology development of NAND, BiCS and 3D ReRAM is done in conjunction with Toshiba, and the success of our development could be influenced by whether we are able to agree with Toshiba on a technology path or the timing and amount of investment. There can be no assurance that we will be successful in developing BiCS, 3D ReRAM or other technologies, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies. Furthermore, we cannot guarantee that BiCS, 3D ReRAM or other technologies we develop will be sufficient alternatives for NAND flash memory, will match or exceed all of the performance characteristics of NAND flash technology, or will be well-suited, in a timely manner or at all, for all of the applications in the end markets that NAND flash memory currently addresses or may address in the future. Additionally, BiCS, 3D ReRAM or other technologies may require different capital equipment or manufacturing processes than existing NAND which could impact the cost reduction benefits obtainable through these technologies.

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

We require an adequate level of product gross margins to continue to invest in our business, and our product gross margins may vary significantly depending on a number of factors. Our ability to generate sufficient product gross margins and profitability to invest in our business is influenced by supply and demand balance in the flash memory industry, our ability to reduce our cost per gigabyte at an equal or higher rate than the price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the mix of our products, the continued acceptance of our products by our customers and our management of production capacity. For example, we experienced negative product gross margins for fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write downs. If we fail to maintain adequate product gross margins and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities, including funding technology development and capacity expansion. Furthermore, as we diversify the products that we sell, changes in our product mix could result in volatility in our product gross margins, since we have significant variation in our product gross margins across product lines, and some of the products that we sell have product gross margins that are significantly below our overall average. Other factors that could result in volatility in our product gross margins include fluctuations in customer mix, as well as variations in the technologies or form factors of our products.

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

The concentration of Flash Ventures in Yokkaichi, Japan, magnifies the risks of supply disruption. The Yokkaichi location and Japan in general are subject to earthquakes, typhoons and other natural disasters. Moreover, Toshiba’s employees who produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt our wafer supply from Flash Ventures. A disruption in our captive wafer supply, including but not limited to disruptions from natural disasters, emergencies such as power outages, fires or chemical spills, or employee strikes or other job actions could cause us not to have sufficient supply to meet demand, resulting in lost sales and market share, as well as significant costs, including wafer loss. For example, the March 11, 2011 earthquake and tsunami in Japan caused a brief equipment shutdown at Flash Ventures, which resulted in some wafer loss as well as delayed or canceled deliveries of certain tools and materials from suppliers impacted by the earthquake. In addition, Flash Ventures has, from time to time, experienced power outages and power fluctuations, which have resulted in a loss of wafers and increased costs associated with bringing the facility back online.

Currently, wafers for our internally-designed controllers are manufactured by third-party foundries. In addition, we purchase packaged controllers from third-party sources, and some of our products require other non-flash memory components and materials for which we do not have captive supply, such as the DRAM included in the multi-chip package, or MCP, storage solutions that we supply for use in mobile devices. A disruption in the manufacturing operations of our controller wafer vendors, third-party controller vendors or suppliers of other non-flash memory components, such as DRAM, could result in delivery delays, harm our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for these components, which could take several quarters to complete.

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection claims, any of which would harm our business, financial condition and operating results. A significant portion of our sales is made through retailers (for our retail channel) and distributors (for both our retail and commercial channels). Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and, therefore, must rely on them to effectively sell our products. In addition, sales through retailers and distributors typically include commercial terms such as the right to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. If our retailers and distributors are not successful in selling our products, not only would our revenues decrease, but we could also experience lower gross margins due to substantial product returns or price protection claims. Furthermore, certain of our retailers and distributors are experiencing financial difficulty, and continued negative business or economic conditions could exacerbate liquidity issues for them. Negative changes in the credit-worthiness or the ability to access credit, or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances. We also provide inventory on a consigned basis to certain of our retailers, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory charges.

In transitioning to new technologies and products, we may not achieve OEM design wins, our OEM customers may delay transition to new technologies, our competitors may transition more quickly than we do, or we may experience product delays, cost overruns or performance issues that could harm our business. The transition to new generations of products, such as products containing 19-nanometer, 1Y-nanometer or subsequent process technologies and/or X3 NAND memory architecture, is highly complex and requires new controllers, new test procedures and modifications to numerous aspects of our manufacturing processes, resulting in the need for extensive qualification of the new products by our OEM customers and us. In addition, our competitors may transition to these new technologies more quickly or more effectively than we are able to, which could harm our ability to compete effectively. If we fail to achieve OEM design wins with new technologies such as 19‑nanometer, 1Y-nanometer or the use of X3 in certain products, if our OEM customers choose to transition to these new technologies more slowly than our roadmap plans, if the demand for the products that we developed is lower than expected, or if our competitors transition to these new technologies, including X3, more quickly or more effectively than we are able to, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our OEM market position. Furthermore, there can be no assurance that technology transitions will occur on schedule or at the yields or costs that we anticipate, that the tools and equipment required for the technology transitions will be available on a cost-effective basis or at all, or that products based on the new technologies will meet customer specifications. The vast majority of products require controllers or firmware, and any delays in developing or sourcing controllers or firmware, or incompatibility or quality issues relating to the controllers or firmware in our products, could harm our revenues and gross margins, as well as business relationships with our customers. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.

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

•
NAND Manufacturers. We compete with NAND flash memory manufacturers, including Hynix Semiconductor, Inc., Intel Corporation, or Intel, Micron Technology, Inc., or Micron, Samsung Electronics Co., Ltd., or Samsung, and Toshiba. These competitors are large companies that may have greater and more advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources, better recognized brand names and more diversified and lower cost businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our competitors at a low cost. In addition, many of our competitors have more diversified semiconductor manufacturing capabilities and can internally produce integrated solutions or hybrid products that may include a combination of NAND flash, DRAM, custom ASICs or other integrated products, while our captive manufacturing capability is solely dedicated to NAND flash. These diversified capabilities may also provide these competitors with a competitive advantage not only in product design and manufacturing due to the ability to leverage know-how in DRAM, custom ASICs or other technologies, but also in a greater ability to respond to industry fluctuations due to their ability to convert their DRAM and other semiconductor manufacturing capacity or equipment to NAND flash and vice-versa. Furthermore, some of these competitors manufacture and sell products that are complementary to flash memory products, and may be able to leverage their competencies and customer relationships to gain a competitive advantage. Current and future memory manufacturer competitors could produce alternative flash or other memory technologies that could compete against our NAND flash technology or our alternative technologies, which may reduce demand or accelerate price declines for our products. Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of NAND flash technology in new applications. If our scaling of NAND flash technology slows down relative to our competitors, our business and operating results would be harmed and our investments in captive fabrication facilities could be impaired.

•
Flash Memory Card and USB Drive Manufacturers and Resellers. We compete with manufacturers and resellers of flash memory card and USB drives, which purchase or have a captive supply of flash memory components and assemble memory cards. We also sell flash memory in the form of white label cards, wafers or components to certain OEMs who sell flash products that may ultimately compete with our branded products in the retail or commercial channels. The sales volumes and pricing to these OEMs can be highly variable and these OEMs may be more inclined to switch to an alternative supplier based on short-term price fluctuations or the timing of product availability, which could harm our branded market share and reduce our sales and profits.

•
Client Storage Solution Manufacturers. In the market for client computing SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, from third-party client SSD solution providers such as Kingston Technology Co., Inc., OCZ Technology Group, Inc., and Philips Lite-On Digital Solutions Corporation, and from hard drive manufacturers such as Seagate Technology PLC, or Seagate, and Western Digital Corporation, or WDC. In this market, we compete with these industry players largely on the basis of performance capabilities, price and product reliability. Many of the large NAND flash producers have established relationships with computer manufacturers, or are computer manufacturers themselves, which gives them a competitive advantage in qualifying and integrating their client storage solutions in this market as well as the ability to leverage competencies that have been developed through these relationships in the past. Hard drive manufacturers may also have a competitive advantage in their ability to leverage their existing relationships and brand recognition with customers, as well as their ability to leverage existing technology in creating hybrid drive products. Our failure to compete effectively against these industry players could harm our business and results of operations.

•
Enterprise Storage Solution Manufacturers. In the market for enterprise data center SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, from enterprise SSD solution providers such as Fusion-io, LSI Corporation, SMART Modular Technologies (WWH), Inc. and STEC, Inc., and from hard drive manufacturers such as Seagate and WDC. Many of these competitors have significantly more experience with the software components that are required for successful enterprise SSD solutions, and our failure to continue to develop software expertise could harm our ability to effectively compete in this market. In addition, enterprise data center SSDs is an emerging market, and many established and start-up companies are contributing to the development of this market. Our competitors in this market may be able to leverage existing resources and competencies or acquire or develop other strategic relationships with start-ups before we are able to, and if we are unable to independently develop comparable capabilities, we may be unable to effectively compete.

Our ability to generate revenue or adequate margins for certain products may be limited by our ability to secure, at competitive prices or at all, components or materials required to produce those products. Our products require certain non-flash memory components and materials for which we do not have captive supply. Our ability to generate revenue or adequate margins could be impacted by an inability to source those components or materials in a cost-effective manner, or at all. For example, we supply MCP storage solutions for use in mobile devices. These MCP solutions include both NAND flash memory and DRAM; however, since we do not have a captive supply of DRAM, there could be periods in which we are unable to cost-effectively source the DRAM that we require or to source DRAM in the quantities or on the timeline that we require. In addition, costs of DRAM have increased in the past and continued increases in the future would harm our gross margins for our MCP solution products. If we are unable to source certain components or materials cost effectively, or at all, our revenue and margins may be harmed.

Our financial performance and the value of our investments depends significantly on worldwide economic conditions, which have deteriorated in many countries and regions, and may not recover in the foreseeable future. Demand for our products is harmed by negative macroeconomic factors affecting consumer and enterprise spending. Continuing high unemployment rates, low levels of consumer liquidity, risk of default on sovereign debt and volatility in credit and equity markets have weakened consumer confidence and decreased consumer and enterprise spending in many regions around the world. These and other economic factors may reduce demand for our products and harm our business, financial condition and operating results. In addition, we maintain investments, including our cash, cash equivalents and marketable securities, of various holdings, types and maturities and, given the global nature of our business, our investment portfolio includes both domestic and international investments. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors, and declines in the credit ratings or pricing of our investments could result in a decline in the value and liquidity of our investments, including our cash, cash equivalents and marketable securities, and result in a significant impairment of our assets.

Under certain conditions, the Flash Ventures’ master equipment lease obligations could be accelerated, which would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, some of the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion, or our failure to maintain a minimum corporate rating of either BB- from S&P or Moody’s Corporation, or Moody’s, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I. As of March 31, 2013, Flash Ventures was in compliance with all of its master lease covenants. As of March 31, 2013, our R&I credit rating was BBB, two notches above the required minimum corporate rating threshold for R&I; and our S&P credit rating was BB, one notch above the required minimum corporate rating threshold for S&P.

If our stockholders’ equity were to fall below $1.51 billion or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $743 million, based upon the exchange rate at March 31, 2013, covered by our guarantee under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available.

We depend on our captive assembly and test manufacturing facility in China and our business could be harmed if this facility does not perform as planned. Our reliance on our captive assembly and test manufacturing facility near Shanghai, China has increased significantly and we now utilize this factory to satisfy a majority of our assembly and test requirements, to produce products with leading-edge technologies such as multi-stack die packages and to provide order fulfillment. In addition, our Shanghai, China facility is responsible for packaging and shipping our retail products within Asia, Latin America, Canada and Europe. Any delays in adding new equipment capacity, interruptions in production or the ability to ship product, or issues with manufacturing yields at our captive facility could harm our operating results and financial condition. In addition, investment decisions in adding new assembly and test capacity require significant planning and lead-time, and a failure to accurately forecast demand for our products could cause us to over-invest or under-invest in the expansion of captive assembly and test capacity in our facility, which would lead to excess capacity and under-utilization charges, in the event of over-investment, or insufficient assembly and test capacity resulting in a loss of sales and revenue opportunities, in the event of under-investment. Furthermore, if we were to experience labor unrest, or strikes, or if wages were to significantly increase, our ability to produce and ship products could be impaired and we could experience higher labor costs, which could harm our operating results, financial condition and liquidity.

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

Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources, increased service costs, warranty and indemnification claims and litigation. Our products are complex, must meet stringent user requirements and may contain errors or defects, and the majority of our products provide a warranty period. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components or firmware, including memory and components that we procure from non-captive sources. In addition, the substantial majority of our flash memory is supplied by Flash Ventures, and if the wafers from Flash Ventures contain errors or defects, our overall supply could be harmed. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, indemnification of our customers’ product recall and other costs, warranty claims and litigation. Generally, our OEM customers have more stringent requirements than other customers and our concentration of revenue from OEMs, especially OEMs who purchase our enterprise and client SSD products, could result in increased expenditures for product testing, or increase our service costs and potentially lead to increased warranty or indemnification claims. Furthermore, the costs of errors or defects in our embedded products may be greater than those of stand-alone, removable products due to the effect that such errors or defects may have on other components of the device in which they are embedded. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and harm our operating results and financial condition.

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

Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen. Appreciation in the value of the Japanese yen relative to the U.S. dollar would increase our cost of NAND flash wafers, negatively impacting our gross margins and operating results. In addition, our investments in Flash Ventures are denominated in Japanese yen and strengthening of the Japanese yen would increase the cost to us of future funding and increase the value of our yen-denominated investments, increasing our exposure to asset impairments. Macroeconomic weakness in the U.S. or other parts of the world could lead to strengthening of the Japanese yen, which would harm our gross margins, operating results, and the cost of future Flash Venture funding and increase the risk of asset impairment. We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia. Additionally, we have exposures to emerging market currencies, which can be extremely volatile. We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

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

Our global operations and operations at Flash Ventures and third-party subcontractors are subject to risks for which we may not be adequately insured. Our global operations are subject to many risks, including but not limited to errors and omissions, infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, supply chain interruptions, third-party liabilities and fires or natural disasters. No assurance can be given that we will not incur losses beyond the limits of, or outside the scope of, the coverage of our insurance policies. From time-to-time, various types of insurance have not been available on commercially acceptable terms or, in some cases, at all. There can be no assurance that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially. We maintain limited insurance coverage and, in some cases, no coverage at all, for natural disasters and environmental damages, as these types of insurance are sometimes not available or available only at a prohibitive cost. For example, our test and assembly facility in Shanghai, China, on which we significantly rely, may not be adequately insured against all potential losses. Accordingly, we may be subject to uninsured or under-insured losses. We depend upon Toshiba to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures. If Toshiba fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants. In addition, we insure against property loss and business interruption resulting from the risks incurred at our third-party subcontractors; however, we have limited control as to how those sub-contractors run their operations and manage their risks, and as a result, we may not be adequately insured.

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

If our security measures or security measures of our suppliers, vendors and partners are breached and unauthorized access to our or their information technology systems is obtained, we may lose proprietary data. Our security measures and the security measures of our suppliers, vendors and partners may be breached and our or their information technology systems accessed as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, and result in unauthorized access to our customers’ data or our data, including IP and other confidential business information. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, we have limited or no control over the implementation of preventative measures of our suppliers, vendors and partners. Any security breach could result in disclosure of our trade secrets or confidential customer, supplier or employee data, which could result in legal liability, harm to our reputation and other harm to our business.

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

We are vulnerable to numerous risks related to our international operations, including political instability, and we must comply with numerous laws and regulations, many of which are complex. Currently, a large portion of our revenues are derived from our international operations, and all of our products and many of our components are produced overseas in China, Japan and Taiwan. Our revenue and future growth is also significantly dependent on international markets, and we may face difficulties entering or maintaining sales in some international markets. We are, therefore, affected by the political, economic, labor, environmental, public health and military conditions in these countries. For example, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of IP rights, which results in the prevalence of counterfeit goods in China, among other things, as well as piracy and degradation of our IP protection. Our efforts to prevent counterfeit products from entering the market may not be successful, and the sale of counterfeit products could harm our operating results and financial condition. In addition, customs regulations in China are complex and subject to frequent changes and, in the event of a customs compliance issue, our ability to import to, and export from, our factory in Shanghai, China could be adversely affected, which could harm our operating results and financial condition.

Our international business activities could also be limited or disrupted by any of the following factors:

•	the need to comply with foreign government regulation;

•	the need to comply with U.S. regulations on international business, including the Foreign Corrupt Practices Act and rules regarding conflict minerals;

•	changes in diplomatic and trade relationships or government intervention, which may impact our ability to sell to certain customers;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia, including natural disasters or labor strikes;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	a higher degree of commodity pricing than in the U.S.;

•	changes in, or the particular application of, government regulations;

•	import or export restrictions that could affect some of our products, including those with encryption technology;

•	duties and/or fees related to customs entries for our products, which are all manufactured offshore;

•	longer payment cycles and greater difficulty in accounts receivable collection;

•	adverse tax rules and regulations;

•	weak protection of our IP rights;

•	delays in product shipments due to local customs restrictions; and

•	delays in research and development that may arise from political unrest at our development centers in Israel or other countries.

Our common stock and convertible notes prices have been, and may continue to be, volatile, which could result in investors losing all or part of their investments. The market prices of our common stock and convertible notes have fluctuated significantly in the past and may continue to fluctuate in the future. We believe that such fluctuations will continue as a result of many factors, such as financing plans, future announcements concerning us, our competitors or our principal customers regarding financial results or expectations, technological innovations, industry supply and demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high-technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may harm the market price of our common stock as well as the prices of our outstanding convertible notes.

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

•
incurring non-recurring charges, increased contingent liabilities, adverse tax consequences, depreciation or deferred compensation charges, amortization or impairment of intangible assets or impairment of goodwill, which could harm our results of operations; and

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

Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could harm our operations. Our supply chain operations, including those of our suppliers and subcontractors, are concentrated in the United States, Japan, Taiwan, China and Singapore. In the past, certain of these areas have been affected by natural disasters such as earthquakes, tsunamis, floods and typhoons, and some areas have been affected by epidemics. In addition, our headquarters, which house a significant concentration of our research and development and engineering staff, are located in the San Francisco Bay Area, an area that is prone to earthquakes. If a natural disaster or epidemic were to occur in one or more of these areas, we could incur a significant work or production stoppage. The impact of these potential events is magnified by the fact that we do not have insurance for most natural disasters or epidemics, including earthquakes and tsunamis. The impact of a natural disaster or epidemic could harm our business and operating results.

Disruptions in global transportation could impair our ability to deliver or receive product on a timely basis, or at all, causing harm to our financial results. Our raw materials, work-in-process and finished products are primarily distributed via air transport. If there are significant disruptions in air transport, we may not be able to deliver our products or receive raw materials. Any natural disaster or other event that affects air transport in Asia could disrupt our ability to receive raw materials in, or ship finished product from, our Shanghai, China facility or our Asia-based contract manufacturers. As a result, our business and operating results may be harmed.

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

New conflict minerals regulations may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products. In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These new rules will require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or any adjoining country. These new rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers, including OEM and other customers in our commercial channel, may require that our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to provide assurances to our customers that our products are “conflict free” or to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

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

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Convertible Senior Notes due 2013 and 1.5% Convertible Senior Notes due 2017. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of March 31, 2013, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $743 million based on the exchange rate at March 31, 2013. In addition, we have significant commitments for the future fixed costs of Flash Ventures, and we will incur significant obligations with respect to Flash Forward as well as continued investment in Flash Partners and Flash Alliance. Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

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

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three fiscal months ended March 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 31, 2012 to January 27, 2013	113,000	$46.00	113,000	$1,010,766,409
January 28, 2013 to February 24, 2013	415,840	50.24	415,840	989,874,607
February 25, 2013 to March 31, 2013	1,229,106	51.67	1,229,106	926,366,700
Total	1,757,946	50.97	1,757,946
————

(1)	Our Board of Directors has authorized up to $1.25 billion for stock repurchases in the open market or otherwise. This purchase plan will expire on October 26, 2016.

(2)	Does not include amounts paid for commissions.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated:	May 3, 2013	By:	/s/ Judy Bruner
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