Form 10-Q
period 2013-06-30
SANDISK CORP
filed 2013-07-30
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares outstanding of the issuer’s common stock, $0.001 par value, as of June 30, 2013: 240,389,588.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 30, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,054,131	$995,470
Short-term marketable securities	1,533,898	1,880,034
Accounts receivable, net	636,093	626,025
Inventory	723,403	750,075
Deferred taxes	95,423	93,877
Other current assets	251,931	260,879
Total current assets	4,294,879	4,606,360
Long-term marketable securities	2,766,474	2,835,931
Property and equipment, net	674,249	665,542
Notes receivable and investments in Flash Ventures	1,204,740	1,460,112
Deferred taxes	115,789	168,718
Goodwill	202,336	201,735
Intangible assets, net	210,883	246,919
Other non-current assets	149,646	153,810
Total assets	$9,618,996	$10,339,127
LIABILITIES
Current liabilities:
Accounts payable trade	$269,829	$254,459
Accounts payable to related parties	168,019	214,806
Convertible short-term debt	—	906,708
Other current accrued liabilities	413,471	257,539
Deferred income on shipments to distributors and retailers and deferred revenue	256,664	248,155
Total current liabilities	1,107,983	1,881,667
Convertible long-term debt	809,626	789,913
Non-current liabilities	356,581	407,947
Total liabilities	2,274,190	3,079,527
Commitments and contingencies (see Note 11)
EQUITY
Stockholders’ equity:
Preferred stock	—	—
Common stock	240	241
Capital in excess of par value	5,124,289	5,027,271
Retained earnings	2,235,001	2,071,268
Accumulated other comprehensive income (loss)	(11,686)	165,121
Total stockholders’ equity	7,347,844	7,263,901
Non-controlling interests	(3,038)	(4,301)
Total equity	7,344,806	7,259,600
Total liabilities and equity	$9,618,996	$10,339,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands, except per share amounts)
Revenues	$1,476,263	$1,032,255	$2,816,992	$2,237,816
Cost of revenues	789,614	742,297	1,588,997	1,517,617
Amortization of acquisition-related intangible assets	9,830	9,181	19,660	22,912
Total cost of revenues	799,444	751,478	1,608,657	1,540,529
Gross profit	676,819	280,777	1,208,335	697,287
Operating expenses:
Research and development	172,041	152,397	343,166	293,354
Sales and marketing	63,601	52,261	122,728	101,296
General and administrative	46,877	37,692	91,981	70,283
Amortization and write-off of acquisition-related intangible assets	1,742	2,244	4,111	4,307
Total operating expenses	284,261	244,594	561,986	469,240
Operating income	392,558	36,183	646,349	228,047
Interest income	12,751	15,004	25,656	29,993
Interest (expense) and other income (expense), net	(21,852)	(32,201)	(54,654)	(72,506)
Total other income (expense), net	(9,101)	(17,197)	(28,998)	(42,513)
Income before income taxes	383,457	18,986	617,351	185,534
Provision for income taxes	121,668	6,017	189,333	58,180
Net income	$261,789	$12,969	$428,018	$127,354

Net income per share:
Basic	$1.08	$0.05	$1.77	$0.53
Diluted	$1.06	$0.05	$1.74	$0.52
Shares used in computing net income per share:
Basic	241,519	242,276	242,019	242,579
Diluted	245,815	244,570	245,569	246,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Net income	$261,789	$12,969	$428,018	$127,354

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on marketable securities	(20,302)	3,028	(14,075)	11,762
Reclassification adjustment for realized gain on marketable securities included in net income	(865)	(679)	(551)	(1,202)
Net unrealized holding gain (loss) on marketable securities	(21,167)	2,349	(14,626)	10,560

Foreign currency translation adjustments	(60,815)	55,938	(176,994)	(47,043)

Unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	(7,263)	30,141	(37,893)	(38,920)
Reclassification adjustment for realized (gain) loss on derivatives qualifying as cash flow hedges included in net income	17,933	1,529	19,374	(4,785)
Net unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	10,670	31,670	(18,519)	(43,705)

Total other comprehensive income (loss), before tax	(71,312)	89,957	(210,139)	(80,188)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(17,074)	8,194	(33,332)	(3,008)
Total other comprehensive income (loss), net of tax	(54,238)	81,763	(176,807)	(77,180)
Comprehensive income	$207,551	$94,732	$251,211	$50,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30, 2013	July 1, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$428,018	$127,354
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	65,494	5,963
Depreciation	108,212	69,703
Amortization	121,246	132,280
Provision for doubtful accounts	1,142	(1,724)
Share-based compensation expense	46,395	39,333
Excess tax benefit from share-based plans	(15,661)	(11,021)
Impairment and other	(5,516)	(9,871)
Other non-operating	(360)	9,440
Changes in operating assets and liabilities:
Accounts receivable, net	(11,210)	194,509
Inventory	27,507	(183,715)
Other assets	21,573	60,274
Accounts payable trade	15,370	(3,410)
Accounts payable to related parties	(46,787)	(41,432)
Other liabilities	109,021	(301,394)
Total adjustments	436,426	(41,065)
Net cash provided by operating activities	864,444	86,289
Cash flows from investing activities:
Purchases of short and long-term marketable securities	(1,997,087)	(1,362,066)
Proceeds from sales of short and long-term marketable securities	1,847,659	1,173,180
Proceeds from maturities of short and long-term marketable securities	506,905	407,430
Acquisition of property and equipment, net	(119,849)	(240,294)
Investment in Flash Ventures	—	(50,439)
Notes receivable issuances to Flash Ventures	—	(142,316)
Notes receivable proceeds from Flash Ventures	73,388	211,786
Purchased technology and other assets	(3,908)	(222)
Acquisitions, net of cash acquired	(142)	(69,204)
Net cash provided by (used in) investing activities	306,966	(72,145)
Cash flows from financing activities:
Repayment of debt financing	(928,061)	—
Proceeds from employee stock programs	163,016	50,672
Distribution to non-controlling interests	(87)	—
Excess tax benefit from share-based plans	15,661	11,021
Share repurchase program	(369,994)	(154,075)
Net cash received (paid) for share repurchase contracts	—	(18,858)
Net cash used in financing activities	(1,119,465)	(111,240)
Effect of changes in foreign currency exchange rates on cash	6,716	54
Net increase (decrease) in cash and cash equivalents	58,661	(97,042)
Cash and cash equivalents at beginning of period	995,470	1,167,496
Cash and cash equivalents at end of period	$1,054,131	$1,070,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of June 30, 2013, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and July 1, 2012, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and July 1, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10–K filed with the SEC on February 19, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters consist of 13 weeks and generally end on the Sunday closest to March 31, June 30, and September 30. The second quarters of fiscal years 2013 and 2012 ended on June 30, 2013 and July 1, 2012, respectively. For accounting and disclosure purposes, the exchange rates of 99.07, 85.99 and 79.53 at June 30, 2013, December 30, 2012 and July 1, 2012, respectively, were used to convert Japanese yen to U. S. dollars. Certain prior period amounts have been reclassified in the financial statements and footnotes to conform to the current period presentation, including line items within current assets in the Condensed Consolidated Balance Sheets and Note 4, “Balance Sheet Information,” as well as cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows. Beginning in the first quarter of fiscal year 2013, the Company reports only total revenues, which include product revenues and license and royalty revenues. Throughout the Notes to Condensed Consolidated Financial Statements, unless otherwise indicated, references to Net income refer to Net income attributable to common stockholders.

Organization and Nature of Operations. The Company was incorporated in Delaware on June 1, 1988. The Company designs, develops, markets and manufactures data storage solutions in a variety of form factors using its flash memory, controller and firmware technologies. The Company operates in one segment, flash memory storage products.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities was as follows (in thousands):

	June 30, 2013	December 30, 2012
Cash and cash equivalents	$1,054,131	$995,470
Short-term marketable securities	1,533,898	1,880,034
Long-term marketable securities	2,766,474	2,835,931
Total cash, cash equivalents and marketable securities	$5,354,503	$5,711,435

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

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments (in thousands):

	June 30, 2013				December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$613,718	$—	$—	$613,718	$582,743	$—	$—	$582,743
Fixed income securities	128,805	4,370,162	—	4,498,967	27,386	4,917,939	—	4,945,325
Derivative assets	—	7,754	—	7,754	—	20,058	—	20,058
Total financial assets	$742,523	$4,377,916	$—	$5,120,439	$610,129	$4,937,997	$—	$5,548,126
Derivative liabilities	$—	$10,351	$—	$10,351	$—	$13,584	$—	$13,584
Total financial liabilities	$—	$10,351	$—	$10,351	$—	$13,584	$—	$13,584

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30, 2013				December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$662,517	$149,796	$—	$812,313	$582,743	$229,360	$—	$812,103
Short-term marketable securities	66,912	1,466,986	—	1,533,898	16,589	1,863,445	—	1,880,034
Long-term marketable securities	13,094	2,753,380	—	2,766,474	10,797	2,825,134	—	2,835,931
Other current assets and other non-current assets	—	7,754	—	7,754	—	20,058	—	20,058
Total financial assets	$742,523	$4,377,916	$—	$5,120,439	$610,129	$4,937,997	$—	$5,548,126
Other current accrued liabilities and non-current liabilities	$—	$10,351	$—	$10,351	$—	$13,584	$—	$13,584
Total financial liabilities	$—	$10,351	$—	$10,351	$—	$13,584	$—	$13,584
————

(1)
Cash equivalents exclude cash of $241.8 million and $183.4 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 30, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2013, the Company had no transfers of financial assets or liabilities between Level 1 and Level 2. As of June 30, 2013 and December 30, 2012, the Company had no financial assets or liabilities categorized as Level 3 and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows (in thousands):

	June 30, 2013				December 30, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$128,798	$8	$(1)	$128,805	$27,377	$9	$—	$27,386
U.S. government-sponsored agency securities	17,599	17	(23)	17,593	28,339	41	(1)	28,379
International government securities	10,210	1	(24)	10,187	153,936	13	(3)	153,946
Corporate notes and bonds	894,157	2,184	(1,159)	895,182	864,170	3,890	(938)	867,122
Asset-backed securities	174,920	62	(332)	174,650	179,356	453	—	179,809
Mortgage-backed securities	1,533	—	(25)	1,508	1,872	8	(14)	1,866
Municipal notes and bonds	3,261,133	17,044	(7,135)	3,271,042	3,665,032	22,697	(912)	3,686,817
Total available-for-sale investments	$4,488,350	$19,316	$(8,699)	$4,498,967	$4,920,082	$27,111	$(1,868)	$4,945,325

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument, are summarized in the following table (in thousands). As of June 30, 2013, no securities have been in a continuous unrealized loss position for more than twelve months. Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$24,294	$(1)
U.S. government-sponsored agency securities	5,763	(23)
International government securities	2,976	(24)
Corporate notes and bonds	334,887	(1,159)
Asset-backed securities	120,003	(332)
Mortgage-backed securities	1,508	(25)
Municipal notes and bonds	897,226	(7,135)
Total	$1,386,657	$(8,699)

The gross unrealized loss related to U.S. Treasury and government-sponsored agency securities, international government securities, corporate and municipal notes and bonds, and asset-backed and mortgage-backed securities was primarily due to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at June 30, 2013 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities (in thousands).

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Gross realized gains	$967	$949	$1,685	$2,024
Gross realized losses	(102)	(270)	(1,134)	(822)

Fixed income securities by contractual maturity as of June 30, 2013 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations or the Company has the option to demand payment.

	Amortized Cost	Fair Value
Due in one year or less	$1,450,513	$1,455,297
After one year through five years	2,823,465	2,829,301
After five years through ten years	32,293	32,288
After ten years	182,079	182,081
Total	$4,488,350	$4,498,967

For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and the fair values, which are based on quoted market prices (in thousands). These financial instruments were categorized as Level 1 as of both June 30, 2013 and December 30, 2012. See Note 6, “Financing Arrangements,” regarding maturity of the 1% Sr. Convertible Notes due 2013.

	June 30, 2013		December 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
1% Sr. Convertible Notes due 2013	$—	$—	$906,708	$927,820
1.5% Sr. Convertible Notes due 2017	809,626	1,345,260	789,913	1,159,370
Total	$809,626	$1,345,260	$1,696,621	$2,087,190

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Derivatives and Hedging Activities

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

The Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Changes in fair value (i.e., gains or losses) of the derivatives are recorded as cost of revenues or other income (expense), or as other comprehensive income (“OCI”). The Company does not offset or net the fair value amounts of derivative instruments and separately discloses the fair value amounts of the derivative instruments as either assets or liabilities.

Cash Flow Hedges. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into cost of revenues in the same period or periods in which the cost of revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. As of June 30, 2013, the Company had forward contracts in place to hedge future purchases of approximately 24.5 billion Japanese yen, or approximately $247 million based upon the exchange rate as of June 30, 2013, and the net unrealized loss on the effective portion of these cash flow hedges was ($7.4) million. The forward contracts on the Company’s future Japanese yen wafer purchases will settle in fiscal year 2013.

Other Derivatives. Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at June 30, 2013 with realized and unrealized gains and losses included in other income (expense). As of June 30, 2013, the Company had foreign currency forward contracts hedging exposures in European euros, British pounds and Japanese yen. Foreign currency forward contracts were outstanding to buy and sell U.S. dollar equivalents of approximately $107.9 million and ($72.5) million in foreign currencies, respectively, based upon the exchange rates at June 30, 2013.

The Company currently has a cross currency swap contract to exchange Japanese yen for U.S. dollars that requires the Company to comply with certain covenants, the strictest of which is to maintain a minimum liquidity of $1.0 billion. Liquidity is defined as the sum of the Company’s cash and cash equivalents and short and long-term marketable securities. This cross currency swap contract was outstanding to sell U.S. dollar equivalents of approximately $29.3 million based upon the exchange rate at June 30, 2013. Should the Company fail to comply with these covenants, the Company may be required to settle the unrealized gain or loss on the foreign exchange contract prior to the original maturity date. The Company was in compliance with these covenants as of June 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts. Fair value of derivative contracts as of June 30, 2013 and December 30, 2012 were as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	June 30, 2013	December 30, 2012	June 30, 2013	December 30, 2012
Foreign exchange contracts designated	$72	$—	$—	$—
Foreign exchange contracts not designated	7,682	19,064	—	994
Total derivatives	$7,754	$19,064	$—	$994

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	June 30, 2013	December 30, 2012	June 30, 2013	December 30, 2012
Foreign exchange contracts designated	$7,454	$7,058	$—	$—
Foreign exchange contracts not designated	2,897	6,526	—	—
Total derivatives	$10,351	$13,584	$—	$—

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges. The impact of the effective portion of designated cash flow derivative contracts on the Company’s results of operations for the three and six months ended June 30, 2013 and July 1, 2012 was as follows (in thousands):

	Three months ended				Six months ended
	Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from AOCI to earnings		Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from AOCI to earnings
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Foreign exchange contracts	$(7,263)	$30,141	$(17,933)	$(1,529)	$(37,893)	$(38,920)	$(19,374)	$4,785

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the ineffective portion of designated cash flow derivative contracts and the forward points excluded for the purposes of cash flow hedging designation recognized in other income (expense) (in thousands):

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Foreign exchange contracts	$(139)	$(799)	$(446)	$(5,246)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Gain (loss) on foreign exchange contracts including forward point income	$(3,194)	$(2,376)	$6,465	$2,586
Gain (loss) from revaluation of foreign currency exposures hedged by foreign exchange contracts	1,975	2,242	(9,408)	(1,969)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Balance Sheet Information

Accounts Receivable, net. Accounts receivable, net was as follows (in thousands):

	June 30, 2013	December 30, 2012
Accounts receivable from product revenues	$763,246	$766,583
Accounts receivable from license and royalty revenues	42,737	37,638
Allowance for doubtful accounts	(7,536)	(6,627)
Price protection, promotions and other activities	(162,354)	(171,569)
Total accounts receivable, net	$636,093	$626,025

Inventory. Inventory was as follows (in thousands):

	June 30, 2013	December 30, 2012
Raw material	$400,078	$404,634
Work-in-process	110,509	102,249
Finished goods	212,816	243,192
Total inventory	$723,403	$750,075

Other Current Assets. Other current assets were as follows (in thousands):

	June 30, 2013	December 30, 2012
Tax-related receivables	$189,059	$186,223
Other non-trade receivable	11,668	—
Prepayment to Flash Forward Ltd.	15,433	20,577
Derivative contract receivables	7,754	19,064
Prepaid expenses	13,118	13,221
Other current assets	14,899	21,794
Total other current assets	$251,931	$260,879

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) were as follows (in thousands):

	June 30, 2013	December 30, 2012
Notes receivable, Flash Partners Ltd.	$156,455	$180,254
Notes receivable, Flash Alliance Ltd.	343,192	476,800
Notes receivable, Flash Forward Ltd.	141,314	162,810
Investment in Flash Partners Ltd.	202,796	232,547
Investment in Flash Alliance Ltd.	302,285	342,048
Investment in Flash Forward Ltd.	58,698	65,653
Total notes receivable and investments in Flash Ventures	$1,204,740	$1,460,112

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

Other Non-current Assets. Other non-current assets were as follows (in thousands):

	June 30, 2013	December 30, 2012
Prepaid tax on intercompany transactions	$39,932	$42,118
Prepayment to Flash Forward Ltd.	—	5,144
Convertible note issuance costs	7,767	8,708
Long-term prepaid income tax	63,008	63,008
Other non-current assets	38,939	34,832
Total other non-current assets	$149,646	$153,810

Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	June 30, 2013	December 30, 2012
Accrued payroll and related expenses	$139,927	$102,269
Derivative contract payables	10,351	13,584
Taxes payable	116,062	25,476
Other accrued liabilities	147,131	116,210
Total other current accrued liabilities	$413,471	$257,539

Non-current Liabilities. Non-current liabilities were as follows (in thousands):

	June 30, 2013	December 30, 2012
Deferred tax liabilities	$10,178	$28,672
Income tax liabilities	197,202	208,629
Deferred credits on intercompany transactions	50,147	58,548
Other non-current liabilities	99,054	112,098
Total non-current liabilities	$356,581	$407,947

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets and the activity was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Balance, beginning of period	$38,972	$32,119	$38,787	$26,957
Additions and adjustments to cost of revenues	6,040	3,073	10,918	13,479
Usage	(6,657)	(3,552)	(11,350)	(8,796)
Balance, end of period	$38,355	$31,640	$38,355	$31,640

The majority of the Company’s products have a warranty of less than three years, with a small number of products having a warranty ranging up to ten years or more. For warranties ten years or greater, including lifetime warranties, the Company uses the estimated useful life of the product to calculate the warranty exposure. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty liability is affected by customer and consumer returns, product failures, number of units sold and repair or replacement costs incurred. Should actual product failure rates, or repair or replacement costs, differ from the Company’s estimates, increases or decreases to its warranty liability would be required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss). AOCI presented in the accompanying Condensed Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and hedging activities, net of tax, for all periods presented (in thousands):

	June 30, 2013	December 30, 2012
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$6,765	$15,919
Foreign currency translation	6,255	155,389
Hedging activities	(24,706)	(6,187)
Total accumulated other comprehensive income (loss)	$(11,686)	$165,121

The amount of income tax (benefit) expense allocated to the unrealized gain (loss) on available-for-sale investments and foreign currency translation was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Available-for-sale investments	$(7,525)	$841	$(5,472)	$3,834
Foreign currency translation	(9,549)	7,353	(27,860)	(6,842)
	$(17,074)	$8,194	$(33,332)	$(3,008)

The significant amounts reclassified out of each component of AOCI were as follows (in thousands):

	Three months ended		Six months ended
AOCI Component	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	Income Statement Line Item
Unrealized gain on available-for-sale investments	$865	$679	$551	$1,202	Interest (expense) and other income (expense), net
Tax impact	(308)	(248)	(483)	(417)	Tax expense
Unrealized gain on available-for-sale investments, net of tax	557	431	68	785	Net of tax

Gain (loss) on hedging activities	(17,933)	(1,529)	(19,374)	4,785	Cost of revenues
Tax impact	—	—	—	—	Tax expense
Gain (loss) on hedging activities, net of tax	(17,933)	(1,529)	(19,374)	4,785	Net of tax
Total reclassifications for the period, net of tax	$(17,376)	$(1,098)	$(19,306)	$5,570	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Goodwill and Intangible Assets

Goodwill. Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 30, 2012	$201,735
Adjustment	601
Balance as of June 30, 2013	$202,336

Goodwill increased by $0.6 million due to the resolution of a legal contingency matter during the first quarter of fiscal year 2013 related to an acquisition from fiscal year 2012.

Intangible Assets. Intangible asset balances are presented below (in thousands):

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$200,960	$(87,764)	$113,196
Customer relationships	13,050	(12,784)	266
Trademarks	5,700	(2,499)	3,201
Covenants not to compete	3,100	(2,359)	741
Acquisition-related intangible assets	222,810	(105,406)	117,404
Technology licenses and patents	133,909	(77,955)	55,954
Total intangible assets subject to amortization	356,719	(183,361)	173,358
Acquired in-process research and development	37,525	—	37,525
Total intangible assets	$394,244	$(183,361)	$210,883

	December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Adjustments	Net Carrying Amount
Developed product technology	$200,960	$(68,104)	$—	$132,856
Core technology	79,800	(79,800)	—	—
Customer relationships	13,050	(10,043)	—	3,007
Trademarks	5,700	(1,870)	—	3,830
Covenants not to compete	3,100	(1,618)	—	1,482
Acquisition-related intangible assets	302,610	(161,435)	—	141,175
Technology licenses and patents	133,909	(65,690)	—	68,219
Total intangible assets subject to amortization	436,519	(227,125)	—	209,394
Acquired in-process research and development	38,385	—	(860)	37,525
Total intangible assets	$474,904	$(227,125)	$(860)	$246,919

The Company performs tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may be impaired.  In the first quarter of fiscal year 2013, due to an increase in overall cost estimates and delays in the development timeline related to an in-process research and development (“IPR&D”) project from the Pliant Technology, Inc. (“Pliant”) acquisition, the Company performed impairment tests on the related amortizable intangible assets and indefinite-lived IPR&D intangible asset and determined that none were impaired.  Due to continued project delays, including subsequent to the end of the second quarter of fiscal year 2013, which resulted in the same impairment indicators identified in the first quarter of fiscal year 2013, the Company again tested the recoverability of the amortizable intangible assets and noted that as of the end of the second quarter of fiscal year 2013, the undiscounted cash flows were in excess of the net book value of the amortizable intangible assets, indicating no impairment.  In addition, the Company performed a qualitative impairment assessment of the indefinite-lived IPR&D intangible asset and determined that it was not more-than-likely-than-not that the fair value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indefinite-lived IPR&D intangible asset was lower than its carrying value.  Therefore the Company did not proceed to a quantitative impairment analysis of the indefinite-lived intangible asset.  While these delays related to the IPR&D project did not indicate that an impairment is required at this time, additional future delays, additional increases in overall cost estimates, program cancellation or other significant events or circumstances affecting the IPR&D project could result in the indefinite-lived IPR&D intangible asset or the amortizable intangible assets being partially or fully impaired. Due to these IPR&D project delays, the Company expects to assess the indefinite-lived IPR&D intangible asset for impairment at the end of the third quarter of fiscal year 2013 and on a quarterly basis until completion of the development of the technology and will continue to monitor any events or circumstances that could indicate the amortizable intangible assets are impaired. As of June 30, 2013, the net book value of the Pliant indefinite-lived IPR&D intangible asset was $36.2 million and the net book value of the related Pliant amortizable intangible assets was $96.8 million, and a potential complete impairment of both would result in a charge of up to $133.0 million.

The annual expected amortization expense of intangible assets as of June 30, 2013, excluding acquired IPR&D intangible assets, is presented below (in thousands):

	Estimated Amortization Expense
	Acquisition-related Intangible Assets	Technology Licenses and Patents
Fiscal year:
2013 (remaining six months)	$21,156	$11,334
2014	40,545	21,231
2015	40,380	20,056
2016	15,323	3,333
Total intangible assets subject to amortization	$117,404	$55,954

On July 2, 2013, the Company entered into a definitive agreement to acquire SMART Storage Systems, a developer of enterprise solid state drives. Under the terms of the agreement, the Company will pay approximately $307 million in cash and certain equity-based incentive awards to acquire SMART Storage Systems. The transaction, which has been approved by the boards of directors of both companies, is subject to customary closing conditions, including regulatory review and approval, and is expected to close in August 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt (in thousands):

	June 30, 2013	December 30, 2012
1% Notes due 2013	$—	$928,061
Less: Unamortized bond discount	—	(21,353)
Net carrying amount of 1% Notes due 2013	—	906,708

1.5% Notes due 2017	1,000,000	1,000,000
Less: Unamortized bond discount	(190,374)	(210,087)
Net carrying amount of 1.5% Notes due 2017	809,626	789,913
Total convertible debt	809,626	1,696,621
Less: Convertible short-term debt	—	(906,708)
Convertible long-term debt	$809,626	$789,913

1% Convertible Senior Notes Due 2013. On May 15, 2013, the maturity date for the 1% Convertible Senior Notes due May 15, 2013 (“1% Notes due 2013”), the Company settled the 1% Notes due 2013 through an all-cash transaction for principal and accrued interest of $928.1 million and $4.6 million, respectively. As of the date of the redemption, the Company had no further obligations related to the 1% Notes due 2013. In connection with the maturity of the 1% Notes due 2013, the associated convertible bond hedge transaction also terminated, with no shares purchased under the convertible bond hedge agreement. As of June 30, 2013, there were warrants outstanding to purchase up to 11.3 million shares of the Company’s common stock which mature on 20 different dates from August 23, 2013 through September 20, 2013 and are exercisable at each respective maturity date at an exercise price of $95.03 per share. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1% Notes due 2013 (in thousands):

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Contractual interest coupon	$1,162	$2,321	$3,481	$4,640
Amortization of bond issuance costs	318	696	1,014	1,392
Amortization of bond discount	6,964	13,276	21,022	26,301
Total interest cost recognized	$8,444	$16,293	$25,517	$32,333

The effective interest rate on the liability component of the 1% Notes due 2013 was 7.4% for each of the three and six months ended June 30, 2013 and July 1, 2012.

1.5% Convertible Senior Notes Due 2017. In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017 (“1.5% Notes due 2017”) at par. The 1.5% Notes due 2017 may be converted, under certain circumstances described below, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $52.37 per share). The net proceeds to the Company from the sale of the 1.5% Notes due 2017 were $981.0 million.

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017. The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of June 30, 2013, the carrying value of the equity component of $294.0 million was unchanged from the date of issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1.5% Notes due 2017 (in thousands):

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Contractual interest coupon	$3,750	$3,750	$7,500	$7,500
Amortization of bond issuance costs	666	666	1,333	1,333
Amortization of bond discount	9,802	9,080	19,321	17,941
Total interest cost recognized	$14,218	$13,496	$28,154	$26,774

The effective interest rate on the liability component of the 1.5% Notes due 2017 was 6.85% for each of the three and six months ended June 30, 2013 and July 1, 2012. The remaining unamortized bond discount of $190.4 million as of June 30, 2013 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 4.1 years.

Concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to acquire up to approximately 19.1 million shares of its common stock at an exercise price of $73.33 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. In addition, concurrent with the issuance of the 1.5% Notes due 2017, the Company entered into a convertible bond hedge transaction in which counterparties agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. As of June 30, 2013, the Company had not purchased any shares under this convertible bond hedge agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Share Repurchase Program

The Company’s Board of Directors has authorized up to $1.25 billion for share repurchases, of which $646.1 million remained available for share repurchases as of June 30, 2013. Under this program, shares repurchased are recorded as a reduction to capital in excess of par value and retained earnings in the Company’s Condensed Consolidated Balance Sheets. From inception of this share repurchase program through June 30, 2013, the Company had repurchased 12.56 million shares for $603.9 million, of which 6.83 million shares for an aggregate purchase price of $369.9 million were repurchased during the six months ended June 30, 2013. As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions. During the six months ended June 30, 2013, the Company did not enter into any structured share repurchase transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Share-based Compensation

Share-based Benefit Plans

Share-based Plans. The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employee service providers. This program includes incentive and non-statutory stock option awards, stock appreciation right awards, restricted stock awards, and performance-based cash bonus awards for Section 16 executive officers. These awards are granted under various programs, all of which are stockholder approved. Stock option awards generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 12 quarters of continued service. Restricted stock unit awards generally vest in equal annual installments over a 4-year period, subject to continued service. Under the Company’s current non-employee director compensation policy, stock option awards granted to non-employee board members are immediately exercisable upon grant but vest in one installment on the earlier of (i) the first anniversary of the grant date or (ii) the day immediately preceding the Company’s next annual meeting of stockholders following the grant date and are subject to the Company’s right of repurchase for any shares that have been exercised but have not yet vested. Restricted stock unit awards granted to non-employee board members vest in one installment on the earlier of (i) the first anniversary of the grant date or (ii) the day immediately preceding the Company’s next annual meeting of stockholders following the grant date. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lower.

2013 Incentive Plan. On June 12, 2013, the Company’s stockholders approved the 2013 Incentive Plan (“2013 Plan”). Shares of the Company’s common stock may be issued under the 2013 Plan pursuant to two separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights may be granted to officers and other employees, non-employee board members and independent consultants, and (ii)  the stock issuance and cash bonus program under which eligible persons may, at the discretion of the plan administrator, be issued shares of the Company’s common stock pursuant to restricted stock awards, restricted stock units or other share-based awards which vest upon the completion of a designated service period or the attainment of pre-established performance milestones, be awarded cash bonus opportunities which are earned through the attainment of pre-established performance milestones, or be issued shares of the Company’s common stock through direct purchase or as a bonus for services rendered to the Company. A total of 20,000,000 shares of the Company’s common stock have initially been reserved for issuance under the 2013 Plan. The 2013 Plan share reserve may be increased by up to 10,000,000 shares of common stock to the extent that outstanding share-based awards under the 1995 Stock Option Plan, the 1995 Non-Employee Directors Stock Option Plan, and the 2005 Incentive Plan expire, terminate or lapse, of which 31,626 shares of common stock as of June 30, 2013 had been added to the 2013 Plan share reserve. All options granted under the 2013 Plan are granted with an exercise price equal to the fair market value of the common stock on the date of grant and will expire seven years from the date of grant.

2005 Incentive Plan. The 2005 Incentive Plan terminated on June 12, 2013, and no further share-based awards were made under this plan after that date. However, share-based awards that were outstanding under this plan on June 12, 2013 continue to be governed by their existing terms. Options granted may be exercised for shares of the Company’s common stock at any time prior to the expiration of the seven-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Assumptions

Option Plan Shares. The fair value of the Company’s stock options granted to employees, officers and non-employee board members, excluding unvested stock options assumed through acquisitions, was estimated using the following weighted average assumptions:

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Dividend yield	None	None	None	None
Expected volatility	0.32	0.40	0.38	0.43
Risk-free interest rate	0.72%	0.53%	0.68%	0.61%
Expected term	4.3 years	3.9 years	4.4 years	4.3 years
Estimated annual forfeiture rate	8.51%	8.59%	8.51%	8.59%
Weighted average fair value at grant date	$16.22	$11.34	$16.44	$16.72

Employee Stock Purchase Plan Shares. The fair value of the Company’s ESPP shares issued to employees was estimated using the following weighted average assumptions:

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Dividend yield	None	None	None	None
Expected volatility	0.33	0.38	0.33	0.38
Risk-free interest rate	0.13%	0.15%	0.13%	0.15%
Expected term	½ year	½ year	½ year	½ year
Weighted average fair value at purchase date	$12.54	$12.24	$12.54	$12.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of June 30, 2013 and changes during the six months ended June 30, 2013 is presented below (in thousands, except for weighted average exercise price and remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at December 30, 2012	15,426	$40.73	3.2	$109,411
Granted	1,010	52.14
Exercised	(4,954)	34.17		98,469
Forfeited	(300)	43.20
Expired	(2,316)	60.78
Options and SARs outstanding at June 30, 2013	8,866	40.38	4.2	183,720
Options and SARs vested and expected to vest after June 30, 2013, net of forfeitures	8,440	40.00	4.1	178,132
Options and SARs exercisable at June 30, 2013	4,748	35.12	3.1	123,343

At June 30, 2013, the total compensation cost related to stock options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $79.3 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.4 years. As of June 30, 2013, the Company had fully expensed all of its SARs awards.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plans during the six months ended June 30, 2013 is presented below (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at December 30, 2012	3,077	$43.51	$131,622
Granted	2,131	52.25
Vested	(851)	42.18	44,068
Forfeited	(180)	45.97
Non-vested share units at June 30, 2013	4,177	48.15	201,113

As of June 30, 2013, the Company had approximately $149.9 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of three years.

Employee Stock Purchase Plan. At June 30, 2013, there was approximately $0.9 million of total unrecognized compensation cost related to the Company’s ESPP that is expected to be recognized over a period of one month.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense (in thousands):

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Share-based compensation expense by caption:
Cost of revenues	$2,447	$1,923	$4,164	$3,460
Research and development	12,704	10,623	24,344	20,650
Sales and marketing	4,701	3,634	8,572	7,263
General and administrative	4,809	4,073	9,315	7,960
Total share-based compensation expense	24,661	20,253	46,395	39,333
Total tax benefit recognized	(6,222)	(4,676)	(13,138)	(9,845)
Decrease in net income	$18,439	$15,577	$33,257	$29,488

Share-based compensation expense by type of award:
Stock options and SARs	$8,054	$9,426	$16,323	$18,642
RSUs	14,788	8,608	26,758	16,502
ESPP	1,819	2,219	3,314	4,189
Total share-based compensation expense	24,661	20,253	46,395	39,333
Total tax benefit recognized	(6,222)	(4,676)	(13,138)	(9,845)
Decrease in net income	$18,439	$15,577	$33,257	$29,488

Share-based compensation expense of $2.6 million and $1.8 million related to manufacturing personnel was capitalized into inventory as of June 30, 2013 and December 30, 2012, respectively.

The total grant date fair value of options and RSUs vested during the three and six months ended June 30, 2013 and July 1, 2012 was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Fair value of options vested	$7,282	$8,214	$21,850	$22,974
Fair value of RSUs vested	6,082	4,283	35,903	23,584
Total fair value of options and RSUs vested	$13,364	$12,497	$57,753	$46,558

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Provision for Income Taxes

The following table presents the provision for income taxes and the effective tax rate (in thousands, except percentages):

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Provision for income taxes	$121,668	$6,017	$189,333	$58,180
Effective tax rate	31.7%	31.7%	30.7%	31.4%

The provision for income taxes for the three and six months ended June 30, 2013 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation, federal research and development (“R&D”) credit and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to the Company’s Irish, Chinese, Israeli and Japanese entities. Earnings in these countries, where tax rates are lower than the U.S. notional rate, contributed to the majority of the difference between the rate of the Company’s tax provision and the U.S. statutory tax rate. The lower effective tax rate for the six months ended June 30, 2013, compared to the same period in fiscal year 2012, was attributable to a retroactively extended federal R&D tax credit for fiscal year 2012, availability of a federal R&D credit for fiscal year 2013 and changes in the composition of operating income by tax jurisdiction. As of June 30, 2013, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $171.0 million and $179.5 million as of June 30, 2013 and December 30, 2012, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $79.8 million at June 30, 2013. Income tax expense for the three and six months ended June 30, 2013 and July 1, 2012 included interest and penalties of $0.9 million, $1.6 million, $0.7 million and $1.5 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Numerator for basic net income per share:
Net income	$261,789	$12,969	$428,018	$127,354
Denominator for basic net income per share:
Weighted average common shares outstanding	241,519	242,276	242,019	242,579
Basic net income per share	$1.08	$0.05	$1.77	$0.53

Numerator for diluted net income per share:
Net income	$261,789	$12,969	$428,018	$127,354
Denominator for diluted net income per share:
Weighted average common shares outstanding	241,519	242,276	242,019	242,579
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and ESPP (assuming proceeds would be used to purchase common stock), and RSUs	2,733	2,294	3,083	3,447
Effect of dilutive 1.5% Notes due 2017	1,563	—	467	—
Shares used in computing diluted net income per share	245,815	244,570	245,569	246,026
Diluted net income per share	$1.06	$0.05	$1.74	$0.52

Anti-dilutive shares excluded from net income per share calculation	32,515	74,276	34,670	71,043

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt. Diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, ESPP and the 1.5% Notes due 2017. Certain common stock issuable under stock options, SARs, warrants and the 1.5% Notes due 2017 have been omitted from the current year diluted net income per share calculation because their inclusion is considered anti-dilutive. Certain common stock issuable under stock options, SARs, warrants, the 1% Notes due 2013 and the 1.5% Notes due 2017 have been omitted from the prior year diluted net income per share calculation because their inclusion is considered anti-dilutive.

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

Flash Partners. Flash Partners Ltd. (“Flash Partners”) was formed in fiscal year 2004. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan. As of June 30, 2013, the Company had notes receivable from Flash Partners of $156.5 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners with the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” At June 30, 2013 and December 30, 2012, the Company had an equity investment in Flash Partners of $202.8 million and $232.5 million, respectively, denominated in Japanese yen, offset by $28.7 million and $59.3 million, respectively, of cumulative translation adjustments recorded in AOCI. In the three and six months ended June 30, 2013 and July 1, 2012, the Company recorded a basis adjustment of $0.3 million, $0.6 million, $0.8 million and $2.1 million, respectively, to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners. Flash Partner’s share of the Fab 3 fabrication facility is fully equipped.

Flash Alliance. Flash Alliance Ltd. (“Flash Alliance”) was formed in fiscal year 2006. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan. As of June 30, 2013, the Company had notes receivable from Flash Alliance of $343.2 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance with the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” At June 30, 2013 and December 30, 2012, the Company had an equity investment in Flash Alliance of $302.3 million and $342.0 million, respectively, denominated in Japanese yen, offset by $8.2 million and $53.7 million, respectively, of cumulative translation adjustments recorded in AOCI. In the three and six months ended June 30, 2013 and July 1, 2012, the Company recorded a basis adjustment of $2.1 million, $5.0 million, $3.8 million and $7.8 million, respectively, to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance. Flash Alliance’s share of the Fab 4 fabrication facility is fully equipped.

Flash Forward. Flash Forward Ltd. (“Flash Forward”) was formed in fiscal year 2010. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan. Fab 5 is to be built in two phases. As of June 30, 2013, over half of the Phase 1 building has been equipped with wafer capacity or equipment required to enable technology transition of the Flash Ventures’ wafer capacity. No commitment has yet been made for further Phase 1 wafer capacity expansion beyond productivity improvements; however, the Company periodically reviews the opportunity for further Phase 1 capacity expansion. The Company and Toshiba each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each party’s proportionate level of equipment funding. To date, the Company has invested in 50% of the Flash Forward equipment. The Company and Toshiba have announced that the construction of the Phase 2 shell of the Fab 5 wafer fabrication facility will begin in August 2013 with expected completion in mid-2014. The Phase 2 shell is intended to be used primarily for technology transition of the existing Flash Ventures wafer capacity to 1Y and 1Z technology nodes and for a Bit-cost scaleable 3-Dimensional NAND (“BiCS”) pilot line.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013, the Company had notes receivable from Flash Forward of $141.3 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward with the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” At June 30, 2013 and December 30, 2012, the Company had an equity investment in Flash Forward of $58.7 million and $65.7 million, respectively, denominated in Japanese yen, offset by ($12.5) million and ($3.7) million, respectively, of cumulative translation adjustments recorded in AOCI.

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

Off-Balance Sheet Liabilities

Flash Ventures. The Flash Ventures sell and lease back from a consortium of financial institutions (“lessors”) a portion of their tools and have entered into equipment master lease agreements totaling 262.6 billion Japanese yen, or approximately $2.65 billion based upon the exchange rate at June 30, 2013. As of June 30, 2013, the total amount outstanding from these master leases was 121.3 billion Japanese yen, or approximately $1.22 billion based upon the exchange rate at June 30, 2013, of which the amount of the Company’s guarantee obligation of the Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 60.7 billion Japanese yen, or approximately $612 million based upon the exchange rate at June 30, 2013.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion, and for one master lease agreement, which matures on July 31, 2013, the Company’s failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”). As of June 30, 2013, Flash Ventures was in compliance with all of its master lease covenants. As of June 30, 2013, the Company’s R&I credit rating was BBB, two notches above the required minimum corporate rating threshold from R&I; and the Company’s S&P credit rating was BB, one notch above the required minimum corporate rating threshold from S&P. If both S&P and R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, the Company’s stockholders’ equity falls below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantees under such Flash Ventures master lease agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both original and refinanced leases) in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at June 30, 2013.

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Yen in billions)	(Dollars in thousands)
Flash Partners
April 2010	Refinanced	¥1.2	$12,174	2014
January 2011	Refinanced	1.9	18,822	2014
November 2011	Refinanced	5.6	56,209	2014
March 2012	Refinanced	3.5	35,885	2015
		12.2	123,090
Flash Alliance
June 2008	Original	4.0	40,659	2013
March 2012	Original	7.6	76,367	2017
July 2012	Refinanced	14.3	144,107	2017
		25.9	261,133
Flash Forward
November 2011	Original	12.3	124,205	2016
March 2012	Original	7.5	75,680	2017
July 2012	Original	2.8	28,262	2017
		22.6	228,147
Total guarantee obligations		¥60.7	$612,370

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of June 30, 2013 in U.S. dollars based upon the yen/dollar exchange rate at June 30, 2013 (in thousands).

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$134,938	$51,826	$186,764
Year 2	137,240	35,962	173,202
Year 3	90,591	11,544	102,135
Year 4	58,465	63,714	122,179
Year 5	8,691	19,399	28,090
Total guarantee obligations	$429,925	$182,445	$612,370

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of June 30, 2013, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers and employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2013 or December 30, 2012, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Ventures infringe third-party patents. The Company has not made any indemnification payments under any such agreements. As of June 30, 2013, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at June 30, 2013, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of June 30, 2013 are as follows (in thousands):

	Total		1 Year or Less (Remaining 6 months in Fiscal 2013)	2 – 3 Years (Fiscal 2014 and 2015)	4 – 5 Years (Fiscal 2016 and 2017)	More than 5 Years (Beyond Fiscal 2017)
Facility and other operating leases	$15,744	(4)	$3,379	$9,712	$2,371	$282
Flash Partners (1)	459,073	(4)(5)	92,683	247,061	108,555	10,774
Flash Alliance (1)	1,469,113	(4)(5)	175,833	885,333	317,414	90,533
Flash Forward (1)	587,723	(4)(5)	151,266	262,247	142,993	31,217
Toshiba research and development	57,405	(4)	27,405	30,000	—	—
Capital equipment purchase commitments	47,345		46,167	1,070	108	—
1.5% Convertible senior notes principal and interest (2)	1,067,500		7,500	30,000	1,030,000	—
Operating expense commitments	51,601		44,587	7,014	—	—
Noncancelable production purchase commitments (3)	255,705	(4)	255,705	—	—	—
Total contractual cash obligations	$4,011,209		$804,525	$1,472,437	$1,601,441	$132,806
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

(4)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at June 30, 2013.

(5)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

The Company has excluded $197.2 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at June 30, 2013. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are as follows (in thousands):

June 30, 2013
Guarantee of Flash Ventures equipment leases (1)	$612,370
————

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 60.7 billion Japanese yen, or approximately $612 million based upon the exchange rate at June 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2014 through fiscal year 2018. Future minimum lease payments are presented below (in thousands):

June 30, 2013
Fiscal year:
2013 (remaining six months)	$3,640
2014	5,960
2015	4,857
2016	1,837
2017	680
2018	282
17,256
Sublease income to be received in the future under noncancelable subleases	(1,512)
Net operating leases	$15,744

Net rent expense was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Rent expense, net	$1,330	$1,685	$3,173	$2,798

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Related Parties and Strategic Investments

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

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures totaling $455.4 million, $934.3 million, $746.1 million and $1.43 billion in the three and six months ended June 30, 2013 and July 1, 2012, respectively. The Company received loan repayments from Flash Ventures of $19.8 million, $73.4 million, $148.0 million and $211.8 million in the three and six months ended June 30, 2013 and July 1, 2012, respectively. At June 30, 2013 and December 30, 2012, the Company had accounts payable balances due to Flash Ventures of $167.0 million and $214.5 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below (in millions).

	June 30, 2013	December 30, 2012
Notes receivable	$641	$820
Equity investments	564	640
Operating lease guarantees	612	926
Prepayments	15	26
Maximum loss exposure	$1,832	$2,412

Solid State Storage Solutions, Inc. During the second quarter of fiscal year 2007, the Company formed Solid State Storage Solutions, Inc. (“S4”), a venture with third parties to license intellectual property. S4 qualifies as a variable interest entity. The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented. The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities. S4’s assets and liabilities were not material to the Company’s Condensed Consolidated Balance Sheets as of June 30, 2013 and December 30, 2012.

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

Patent Infringement Litigation With Round Rock Research LLC. On October 27, 2011, in response to infringement allegations by Round Rock Research LLC (“Round Rock”), the Company filed a lawsuit against Round Rock in the U.S. District Court for the Northern District of California. The lawsuit seeks a declaratory judgment that twelve Round Rock patents are invalid and/or not infringed by flash memory products sold by the Company. Round Rock has since withdrawn its allegations of infringement as to three of the patents. SanDisk has filed motions for summary judgment of invalidity directed at two additional Round Rock patents, and Round Rock has filed a motion for summary judgment as to certain affirmative defenses asserted by SanDisk to the counterclaims in this action. These motions are currently pending. Discovery is underway and expert discovery has not yet commenced in the case. Trial is currently scheduled to begin on August 11, 2014.

On May 3, 2012, Round Rock filed an action in the U.S. District Court for the District of Delaware alleging that the Company infringed eleven patents, and subsequently filed an amended complaint alleging that SanDisk’s infringement was willful. The parties agreed to dismiss one patent from this Delaware lawsuit that was also being litigated in the California case described above. Discovery is underway. Trial is currently scheduled to begin on September 29, 2014.

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss which resulted in Dr. Harari being dismissed as a defendant. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) for the portion of the District Court’s Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On November 20, 2012, the Federal Circuit affirmed the District Court’s order denying SanDisk’s motion to dismiss. On December 2, 2012, the Federal Circuit issued its mandate returning the case to the District Court. Discovery is now open in the District Court. On February 20, 2013, Ritz filed a motion requesting that Albert Giuliano, the Chapter 7 Trustee of the Ritz bankruptcy estate, be substituted as the plaintiff in this case, which the District Court granted on July 5, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD-3C LLC, et al was filed in the U.S. District Court for the Northern District of California (the “District Court”) on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD-3C, Panasonic, Toshiba, and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antirust and unfair competition laws, and common law. The complaint seeks an injunction of the challenged conduct, dissolution of “the cooperation agreements, joint ventures and/or cross-licenses alleged herein,” treble damages, restitution, disgorgement, pre- and post-judgment interest, costs, and attorneys’ fees. Plaintiffs allege that the Company (along with the other members of SD-3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD-3C LLC described above. On May 21, 2012, the District Court granted Defendants’ motion to dismiss the complaint with prejudice. Plaintiffs have appealed. Briefing on the appeal was completed on June 21, 2013. No date for oral argument has been set.

Insurance Litigation. On November 30, 2012, the Company filed a complaint in the U.S. District Court for the Northern District of California against Zurich American Insurance Company (“Zurich”) for breach of an insurance contract issued by Zurich to the Company (the “Policy”). The action relates to Zurich’s denial of the Company’s claim under the Policy for coverage of losses suffered in connection with a power outage that occurred in December 2010 at the Fab 3 and Fab 4 facilities in Yokkaichi, Japan. The Company is seeking damages in an amount to be proven at trial, but in excess of approximately $60 million, less any applicable deductible, as well as costs and other associated remedies. Zurich filed its answer to the Company’s complaint on December 21, 2012. Trial is currently scheduled to begin on July 14, 2014.

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

We strive to continuously reduce the cost of NAND flash memory in order to enable us to profitably grow our business, supply a diverse set of customers and channels, and continue to grow our markets. A key component of our ability to reduce the cost of NAND flash memory is our ability to continue to transition our NAND flash memory process technology to smaller nodes. We currently expect to be able to continue to scale our current NAND flash memory architecture, also known as planar NAND, through a few additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost-effectively with the planar NAND flash memory architecture. We continue to invest in future generations of NAND flash memory, and we are also pursuing alternative technologies, such as Bit-cost scaleable 3-Dimensional NAND, or BiCS, and 3-Dimensional resistive RAM, or 3D ReRAM, technologies, both of which we believe may be viable alternatives to NAND flash memory when NAND flash memory can no longer cost-effectively scale at a sufficient rate, or at all. However, even when NAND flash memory can no longer scale further, we expect NAND flash memory and potential alternative technologies to coexist for an extended period of time. Currently, we are focused on transitioning our products to 19‑nanometer and 1Y‑nanometer technologies and improving manufacturing efficiencies. 1Y‑nanometer and subsequent technology nodes will have increased manufacturing equipment requirements, which will impact the cost reduction benefits obtainable through these technologies.

Through our investments in our ventures with Toshiba Corporation, or Toshiba, and our in-house assembly and test facility, we have invested heavily in a vertically integrated business model. We purchase the vast majority of our NAND flash memory supply requirements through Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd., collectively referred to as Flash Ventures, our significant flash venture relationships with Toshiba, which produce and provide us with leading-edge, low-cost memory wafers. Our manufacturing operations are concentrated in two locations, with Flash Ventures located in Yokkaichi, Japan, and our in-house assembly and test operations located in Shanghai, China. While we do not unilaterally control the operations of Flash Ventures, we believe that our vertically integrated business model helps us to reduce the costs of producing our products, increases our ability to control the quality of our products and speeds delivery to our customers.

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

Industry and Company Trends

We operate in an industry characterized by rapid technology transitions, price declines and evolving end-user markets for NAND flash memory. Historically, removable flash memory cards for imaging devices and USB drives provided the majority of our revenues. With the emergence of the smartphone and tablet markets, our sales of embedded NAND flash memory and cards for mobile phones, tablets, and other mobile devices have increased and now represent the largest percentage of our revenues, and we continue to see growth in smartphone and tablet adoption as well as the average capacity of our embedded and removable products used in these mobile devices. In addition, we continue to see new smartphones featuring card slots to expand device storage beyond the embedded capacity. We believe these trends will lead to continued revenue growth for our mobile products; however, we believe that demand for NAND flash memory in the mobile market will grow at a slower rate than in the past. Over the next several years, we believe the largest growth areas for NAND flash memory will be SSD solutions in the client computing and enterprise data center markets. We expect the retail market for NAND flash memory in imaging products and USB drives to be approximately constant or declining over the next several years. We continue to focus on adapting our business to the changing end-markets for NAND flash memory and aligning our resources accordingly.

We expect that industry bit supply growth for fiscal year 2013 will be significantly lower than in fiscal year 2012, and that our bit supply growth for fiscal year 2013 will be less than the industry’s growth rate. We believe the reduced rate of industry bit supply growth is contributing to a healthy supply/demand balance and therefore a shallower rate of price decline, and will continue to do so for the remainder of fiscal year 2013 and into fiscal year 2014. Our revenue for fiscal year 2013 will be influenced primarily by our bit supply growth, industry pricing trends and the mix of our product sales.

Convertible Notes

In the second quarter of fiscal year 2013, we settled our 1% Notes due 2013 in cash for $928.1 million principal plus $4.6 million of accrued interest. In addition, the associated convertible bond hedge transaction was terminated, with no shares purchased. The associated warrants will either be settled on a net share basis or expire unexercised based upon the closing stock price on their respective expiration dates.

Other Transactions

On July 2, 2013, we entered into a definitive agreement to acquire SMART Storage Systems, a developer of enterprise SSDs. Under the terms of the agreement, we will pay approximately $307 million in cash and certain equity-based incentive awards to acquire SMART Storage Systems. The transaction, which has been approved by the boards of directors of both companies, is subject to customary closing conditions, including regulatory review and approval, and is expected to close in August 2013.

Results of Operations

	Three months ended				Six months ended
	June 30, 2013	% of Revenues	July 1, 2012	% of Revenues	June 30, 2013	% of Revenues	July 1, 2012	% of Revenues
	(In millions, except percentages)
Revenues	$1,476.3	100.0%	$1,032.3	100.0%	$2,817.0	100.0%	$2,237.8	100.0%
Cost of revenues	789.6	53.5%	742.3	71.9%	1,589.0	56.4%	1,517.6	67.8%
Amortization of acquisition-related intangible assets	9.9	0.7%	9.2	0.9%	19.7	0.7%	22.9	1.0%
Total cost of revenues	799.5	54.2%	751.5	72.8%	1,608.7	57.1%	1,540.5	68.8%
Gross profit	676.8	45.8%	280.8	27.2%	1,208.3	42.9%	697.3	31.2%
Operating expenses
Research and development	172.1	11.7%	152.4	14.8%	343.2	12.2%	293.4	13.1%
Sales and marketing	63.6	4.2%	52.3	5.1%	122.7	4.4%	101.3	4.5%
General and administrative	46.9	3.2%	37.7	3.6%	92.0	3.3%	70.3	3.2%
Amortization and write-off of acquisition-related intangible assets	1.7	0.1%	2.2	0.2%	4.1	0.1%	4.3	0.2%
Total operating expenses	284.3	19.2%	244.6	23.7%	562.0	20.0%	469.3	21.0%
Operating income	392.5	26.6%	36.2	3.5%	646.3	22.9%	228.0	10.2%
Other income (expense), net	(9.1)	(0.6%)	(17.2)	(1.7%)	(29.0)	(1.0%)	(42.5)	(1.9%)
Income before income taxes	383.4	26.0%	19.0	1.8%	617.3	21.9%	185.5	8.3%
Provision for income taxes	121.6	8.3%	6.0	0.5%	189.3	6.7%	58.1	2.6%
Net income	$261.8	17.7%	$13.0	1.3%	$428.0	15.2%	$127.4	5.7%

Revenues by Channel

	Three months ended					Six months ended
	June 30, 2013	% of Revenues	July 1, 2012	% of Revenues	Percent Change	June 30, 2013	% of Revenues	July 1, 2012	% of Revenues	Percent Change
	(In millions, except percentages)
Commercial	$960.6	65.1%	$611.4	59.2%	57.1%	$1,789.3	63.5%	$1,434.8	64.1%	24.7%
Retail	515.7	34.9%	420.9	40.8%	22.5%	1,027.7	36.5%	803.0	35.9%	28.0%
Total revenues	$1,476.3	100.0%	$1,032.3	100.0%	43.0%	$2,817.0	100.0%	$2,237.8	100.0%	25.9%

The increase in our revenues for the three months ended June 30, 2013, compared to the three months ended July 1, 2012, was due primarily to an increase in gigabytes sold of 35% and an increase in average selling price per gigabyte of 6%. The increase in our average selling price per gigabyte in the second quarter of fiscal year 2013, compared to the second quarter of fiscal year 2012, was largely influenced by product price increases due to a healthy supply/demand balance in the NAND industry and an increased mix of SSDs and embedded products. Commercial revenues in the three months ended June 30, 2013, compared to the three months ended July 1, 2012, reflect significantly increased sales of embedded products for mobile devices and SSDs, partially offset by a decrease in revenue from cards for the mobile market. Retail product revenues in the three months ended June 30, 2013, compared to the three months ended July 1, 2012, increased due primarily to higher sales of cards for mobile devices, USB drives and SSDs.

The increase in our revenues for the six months ended June 30, 2013, compared to the six months ended July 1, 2012, was due primarily to an increase in gigabytes sold of 35%, partially offset by a decline in average selling price per gigabyte of 6%. Commercial revenues in the six months ended June 30, 2013, compared to the six months ended July 1, 2012, reflect significantly increased sales of SSDs and embedded products for mobile devices, partially offset by a decrease in revenue from cards for the mobile market, wafers and components and gaming cards. Retail product revenues in the six months ended June 30, 2013, compared to the six months ended July 1, 2012, increased due primarily to higher sales of cards for mobile devices, USB drives and SSDs.

Our ten largest customers represented approximately 49% and 48% of our total revenues in the three and six months ended June 30, 2013, respectively, compared to 37% and 38% in the three and six months ended July 1, 2012, respectively. One customer represented 16% of our total revenues in the three months ended June 30, 2013. Two customers represented 18% and 11% of our total revenues in the six months ended June 30, 2013. One customer represented 10% of our total revenues in each of the three and six months ended July 1, 2012.

Geographical Revenues

	Three months ended					Six months ended
	June 30, 2013	% of Revenues	July 1, 2012	% of Revenues	Percent Change	June 30, 2013	% of Revenues	July 1, 2012	% of Revenues	Percent Change
	(In millions, except percentages)
United States	$190.0	12.9%	$159.0	15.4%	19.5%	$403.5	14.3%	$329.6	14.7%	22.4%
Asia-Pacific	1,038.5	70.3%	659.8	64.0%	57.4%	1,948.4	69.2%	1,491.3	66.6%	30.7%
Europe, Middle East and Africa	176.6	12.0%	161.4	15.6%	9.4%	350.2	12.4%	308.2	13.8%	13.6%
Other foreign countries	71.2	4.8%	52.1	5.0%	36.7%	114.9	4.1%	108.7	4.9%	5.7%
Total revenues	$1,476.3	100.0%	$1,032.3	100.0%	43.0%	$2,817.0	100.0%	$2,237.8	100.0%	25.9%

For the three months ended June 30, 2013, compared to the three months ended July 1, 2012, our U.S. revenues increased primarily as a result of increased retail sales of mobile cards, SSDs and USB drives. The increase in Asia-Pacific revenues was due primarily to increased commercial sales of SSDs and mobile embedded products and increased retail sales of cards and USB drives, partially offset by a decrease in sales of OEM mobile cards. The increase in revenues in Europe, Middle East and Africa was due primarily to increased retail sales of mobile cards, USB drives and SSDs, partially offset by a decline in commercial sales of embedded products. The increase in revenues in Other foreign countries was due primarily to increased retail sales of USB drives and mobile cards. Our revenues are designated based on the geographic location where the product is delivered, or in the case of license and royalty revenue, the location of the headquarters of the licensee, and therefore may not be indicative of the actual demand in those regions.

For the six months ended June 30, 2013, compared to the six months ended July 1, 2012, our U.S. revenues increased primarily as a result of increased retail sales of mobile cards and SSDs. The increase in Asia-Pacific revenues was due primarily to increased commercial sales of mobile embedded products and retail sales of cards and USB drives, partially offset by a decrease in sales of OEM mobile cards and wafers and components. The increase in revenues in Europe, Middle East and Africa was due primarily to increased retail sales of mobile cards, USB drives and SSDs, partially offset by a decline in commercial sales of embedded products.

Gross Profit and Margin

	Three months ended			Six months ended
	June 30, 2013	July 1, 2012	Percent Change	June 30, 2013	July 1, 2012	Percent Change
	(In millions, except percentages)
Gross profit	$676.8	$280.8	141.0%	$1,208.3	$697.3	73.3%
Gross margin	45.8%	27.2%		42.9%	31.2%

The increase in gross margin for the three months ended June 30, 2013, compared to the three months ended July 1, 2012, was due primarily to an increase in average selling price per gigabyte of 6% and a reduction in cost per gigabyte of (21%). Costs per gigabyte improved over the prior year primarily due to wafer production transitioning from 24‑nanometer to 19‑nanometer products and the weakening of the Japanese yen to the U.S. dollar for wafer purchases denominated in Japanese yen, partially offset by an increase in non-flash memory costs. Non-flash memory costs increased as a result of an increased sales mix of SSDs and multi-chip package products, which have higher non-flash memory costs than most of our other products.

The increase in gross margin for the six months ended June 30, 2013, compared to the six months ended July 1, 2012, was due primarily to reductions in cost per gigabyte of (23%) exceeding average selling price reductions of (6%). Costs per gigabyte improved over the prior year primarily due to wafer production transitioning from 24‑nanometer to 19‑nanometer and the weakening of the Japanese yen to the U.S. dollar for wafer purchases denominated in Japanese yen, partially offset by an increase in non-flash memory costs. Non-flash memory costs increased as a result of an increased sales mix of SSDs and multi-chip package products, which have higher non-flash memory costs than most of our other products.

Research and Development

	Three months ended			Six months ended
	June 30, 2013	July 1, 2012	Percent Change	June 30, 2013	July 1, 2012	Percent Change
	(In millions, except percentages)
Research and development	$172.1	$152.4	12.9%	$343.2	$293.4	17.0%
Percent of revenues	11.7%	14.8%		12.2%	13.1%

The increase in our research and development expense for the three months ended June 30, 2013, compared to the three months ended July 1, 2012, was due primarily to higher employee-related costs of $26 million related to increased headcount and incentive compensation expense, partially offset by lower third-party engineering costs of ($7) million.

The increase in our research and development expense for the six months ended June 30, 2013, compared to the six months ended July 1, 2012, was due primarily to higher employee-related costs of $48 million related to increased headcount and incentive compensation expense.

Incentive compensation expense was higher in the three and six months ended June 30, 2013, compared to the three and six months ended July 1, 2012, due to improved financial performance.

Sales and Marketing

	Three months ended			Six months ended
	June 30, 2013	July 1, 2012	Percent Change	June 30, 2013	July 1, 2012	Percent Change
	(In millions, except percentages)
Sales and marketing	$63.6	$52.3	21.6%	$122.7	$101.3	21.1%
Percent of revenues	4.2%	5.1%		4.4%	4.5%

The increase in our sales and marketing expense for the three months ended June 30, 2013, compared to the three months ended July 1, 2012, was due primarily to higher employee-related costs of $11 million related to increased incentive compensation expense.

The increase in our sales and marketing expense for the six months ended June 30, 2013, compared to the six months ended July 1, 2012, was due primarily to higher employee-related costs of $20 million related to increased incentive compensation expense.

Incentive compensation expense was higher in the three and six months ended June 30, 2013, compared to the three and six months ended July 1, 2012, due to improved financial performance.

General and Administrative

	Three months ended			Six months ended
	June 30, 2013	July 1, 2012	Percent Change	June 30, 2013	July 1, 2012	Percent Change
	(In millions, except percentages)
General and administrative	$46.9	$37.7	24.4%	$92.0	$70.3	30.9%
Percent of revenues	3.2%	3.6%		3.3%	3.2%

The increase in our general and administrative expense for the three months ended June 30, 2013, compared to the three months ended July 1, 2012, was due primarily to higher employee-related costs of $5 million related to increased incentive compensation expense and an increase in bad debt expense of $2 million due to an overall revenue increase.

The increase in our general and administrative expense for the six months ended June 30, 2013, compared to the six months ended July 1, 2012, was due primarily to higher employee-related costs of $7 million related to increased incentive compensation expense, one-time insurance recoveries of legal fees of ($5) million in the first quarter of fiscal year 2012, higher facility and IT costs of $4 million and an increase in bad debt expense of $3 million.

Incentive compensation expense was higher in the three and six months ended June 30, 2013, compared to the three and six months ended July 1, 2012, due to improved financial performance.

Amortization and Write-off of Acquisition-Related Intangible Assets

	Three months ended			Six months ended
	June 30, 2013	July 1, 2012	Percent Change	June 30, 2013	July 1, 2012	Percent Change
	(In millions, except percentages)
Amortization and write-off of acquisition-related intangible assets	$1.7	$2.2	(22.7%)	$4.1	$4.3	(4.7%)
Percent of revenues	0.1%	0.2%		0.1%	0.2%

Amortization of acquisition-related intangible assets in the three and six months ended June 30, 2013, compared to the three and six months ended July 1, 2012, reflected lower amortization of intangible assets from our Pliant Technology, Inc. acquisition, as two intangibles became fully amortized during the second quarter of fiscal year 2013, and from our Matrix Semiconductor, Inc. acquisition, which became fully amortized during the first quarter of fiscal year 2012.

Other Income (Expense), net

	Three months ended			Six months ended
	June 30, 2013	July 1, 2012	Percent Change	June 30, 2013	July 1, 2012	Percent Change
	(In millions, except percentages)
Interest income	$12.8	$15.0	(14.7%)	$25.7	$30.0	(14.3%)
Interest expense	(22.7)	(29.8)	(23.8%)	(53.7)	(59.1)	(9.1%)
Other income (expense), net	0.8	(2.4)	(133.3%)	(1.0)	(13.4)	(92.5%)
Total other income (expense), net	$(9.1)	$(17.2)	(47.1%)	$(29.0)	$(42.5)	(31.8%)

“Total other income (expense), net” for the three months ended June 30, 2013 reflected a lower net expense, compared to the three months ended July 1, 2012, due primarily to lower interest expense as a result of the maturation of our 1% Notes due 2013 in the second quarter of fiscal year 2013.

“Total other income (expense), net” for the six months ended June 30, 2013 reflected a lower net expense, compared to the six months ended July 1, 2012, due primarily to a charge incurred by Flash Ventures and losses on non-designated foreign exchange contracts included in “Other income (expense)” in the first quarter of fiscal year 2012 that did not recur in fiscal year 2013, and lower interest expense as a result of the maturation of our 1% Notes due 2013 in the second quarter of fiscal year 2013.

Provision for Income Taxes

	Three months ended			Six months ended
	June 30, 2013	July 1, 2012	Percent Change	June 30, 2013	July 1, 2012	Percent Change
	(In millions, except percentages)
Provision for income taxes	$121.6	$6.0	1,926.7%	$189.3	$58.1	225.8%
Effective tax rate	31.7%	31.7%		30.7%	31.4%

The provision for income taxes for the three and six months ended June 30, 2013 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation, federal research and development, or R&D, credit and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to our Irish, Chinese, Israeli and Japanese entities. Earnings in these countries, where tax rates are lower than the U.S. notional rate, contributed to the majority of the difference between the rate of our tax provision and the U.S. statutory tax rate. The lower effective tax rate for the six months ended June 30, 2013, compared to the same period in fiscal year 2012, was attributable to a retroactively extended federal R&D tax credit for fiscal year 2012, availability of a federal R&D credit for fiscal year 2013 and changes in the composition of operating income by tax jurisdiction. As of June 30, 2013, we believe that most of our deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $171.0 million and $179.5 million as of June 30, 2013 and December 30, 2012, respectively. Unrecognized tax benefits that would impact our effective tax rate in the future were approximately $79.8 million at June 30, 2013. Income tax expense for the three and six months ended June 30, 2013 and July 1, 2012 included interest and penalties of $0.9 million, $1.6 million, $0.7 million and $1.5 million, respectively.

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

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In millions except per share and share amounts)
Net income	$261.8	$13.0	$428.0	$127.4
Share-based compensation	24.7	20.2	46.4	39.3
Amortization and write-off of acquisition-related intangible assets	11.6	11.4	23.8	27.2
Convertible debt interest	16.7	22.4	40.3	44.2
Income tax adjustments	(15.8)	(15.9)	(32.6)	(30.7)
Non-GAAP net income	$299.0	$51.1	$505.9	$207.4

Diluted net income per share	$1.06	$0.05	$1.74	$0.52
Share-based compensation	0.10	0.08	0.19	0.16
Amortization and write-off of acquisition-related intangible assets	0.05	0.05	0.10	0.11
Convertible debt interest	0.06	0.09	0.16	0.18
Income tax adjustments	(0.06)	(0.06)	(0.13)	(0.13)
Non-GAAP diluted net income per share	$1.21	$0.21	$2.06	$0.84

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

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	Six months ended
	June 30, 2013	July 1, 2012	Percent Change
	(In millions, except percentages)
Net cash provided by operating activities	$864.5	$86.3	901.7%
Net cash provided by (used in) investing activities	307.0	(72.1)	525.8%
Net cash used in financing activities	(1,119.5)	(111.2)	(906.7%)
Effect of changes in foreign currency exchange rates on cash	6.7	—	**
Net increase (decrease) in cash and cash equivalents	$58.7	$(97.0)	160.5%
————
**    Amount not meaningful

Operating Activities. Cash provided by operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash provided by operations in the first half of fiscal year 2013, compared to the first half of fiscal year 2012, resulted primarily from an increase in net income and a decrease in cash usage from other liabilities. Cash flow from other liabilities was a source of cash in the first half of fiscal year 2013, compared to a cash usage in the first half of fiscal year 2012, primarily due to significantly lower tax and incentive compensation payments in the first half of fiscal year 2013 compared to the first half of fiscal year 2012 and higher accruals for incentive compensation and taxes in the first half of fiscal year 2013 compared to the first half of fiscal year 2012. Cash flow from accounts receivable decreased primarily due to higher sales in the first half of fiscal year 2013 compared to the first half of fiscal year 2012. Cash flow from inventory resulted in an inflow of cash compared to the prior year due to a decrease in inventory balances resulting from higher sales and reduced growth in memory supply. Cash flow from other assets decreased compared to the prior year primarily due to higher non-trade receivable balances from Toshiba associated with Flash Venture activity. Cash flow from accounts payable increased due to the timing of payments as compared to the prior year.

Investing Activities. Net cash provided by investing activities in the first half of fiscal year 2013 was primarily related to the net proceeds of short and long-term marketable securities of $357 million and repayments of notes receivables from Flash Ventures of $73 million, offset by acquisition of property and equipment of ($120) million. In the first half of fiscal year 2012, net cash used in investing activities was primarily related to acquisition of property and equipment of ($240) million and net cash used for acquisitions of other companies of ($69) million, offset by net proceeds from short and long-term marketable securities of $219 million.

Financing Activities. Net cash used by financing activities for the first half of fiscal year 2013 was primarily related to the repayment of our 1% Notes due 2013 of ($928) million and our share repurchase program of ($370) million, partially offset by cash received from employee stock programs of $163 million. Net cash used by financing activities for the first half of fiscal year 2012 was primarily related to our share repurchase program of ($154) million, partially offset by cash received from employee stock programs of $51 million.

Liquid Assets. At June 30, 2013, we had cash, cash equivalents and short-term marketable securities of $2.59 billion. We had $2.77 billion of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining effective maturity of the investment being greater than one year.

Short-Term Liquidity. As of June 30, 2013, our working capital balance was $3.19 billion. During fiscal year 2013, we expect our total capital investment to be approximately $1.1 billion, inclusive of our portion of capital investments in Flash Ventures. We expect our net cash usage for capital investments in Flash Ventures and non-fab property and equipment to be approximately ($350) million. Our current estimate of capital investments for the Flash Ventures is primarily comprised of investments for technology transition and productivity improvements. In the first half of fiscal year 2013, we received cash from notes receivable repayments from Flash Ventures of $73 million and our cash usage for non-fab property and equipment investments was ($120) million.

Depending on the forecasted demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication capacity and assembly and test manufacturing equipment. We may also engage in merger or acquisition transactions, make equity investments in other companies or purchase or license technologies. These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts, could prevent us from funding Flash Ventures, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, engaging in acquisitions of or investments in companies, growing our business, or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements. The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and for one master lease agreement, which matures on July 31, 2013, our failure to maintain a minimum corporate rating of BB- from Standard & Poors, or S&P, or Moody’s Corporation, or Moody’s, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I. As of June 30, 2013, Flash Ventures was in compliance with all of its master lease covenants. As of June 30, 2013, our R&I credit rating was BBB, two notches above the required minimum corporate rating threshold for R&I; and our S&P credit rating was BB, one notch above the required minimum corporate rating threshold for S&P.

If our shareholders’ equity falls below $1.51 billion, or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under certain master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $612 million outstanding lease obligations covered by our guarantees under such Flash Ventures master lease agreements, based upon the exchange rate at June 30, 2013, which would negatively impact our short-term liquidity.

As of June 30, 2013, the amount of cash and cash equivalents and short and long-term marketable securities held by foreign subsidiaries was $795 million. We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. As of December 30, 2012, no provision had been made for U.S. income taxes or foreign withholding taxes on $583 million of undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S. We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

Our Board of Directors has authorized up to $1.25 billion for stock repurchases, of which $646 million remained available for stock repurchases as of June 30, 2013. As of June 30, 2013, we had cumulatively repurchased 12.6 million shares for $604 million, of which 6.8 million shares for $370 million were repurchased in the first half of fiscal year 2013 at an average price of $54.16. Under this program, share purchases may be made, from time-to-time, in both the open market and privately negotiated transactions, and may include the use of derivative contracts, structured stock repurchase agreements and Rule 10b5-1 trading plans. The stock repurchase program does not obligate us to purchase any particular amount of shares.

On July 2, 2013, we entered into a definitive agreement to acquire SMART Storage Systems, a developer of enterprise SSDs. Under the terms of the agreement, we will pay approximately $307 million in cash and certain equity-based incentive awards to acquire SMART Storage Systems. The transaction, which has been approved by the boards of directors of both companies, is subject to customary closing conditions, including regulatory review and approval, and is expected to close in August 2013.

Long-Term Requirements. Depending on the forecasted demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication capacity and assembly and test manufacturing equipment. We may also engage in merger or acquisition transactions, make equity investments in other companies or purchase or license technologies. These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts, could prevent us from funding Flash Ventures, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, engaging in investments in or acquisitions of companies, growing our business, responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

Financing Arrangements. At June 30, 2013, we had $1.0 billion aggregate principal amount of 1.5% Notes due 2017 outstanding. See Note 6, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more detail.

Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share. The warrants expire on 20 different dates from August 23, 2013 through September 20, 2013. At expiration, we may, at our option, elect to settle the warrants on a net share basis. As of June 30, 2013, no warrants had been exercised.

Concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire up to approximately 19.1 million shares of our common stock at an exercise price of $73.33 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of June 30, 2013, the warrants had not been exercised and remain outstanding. In addition, concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a conversion price of $52.37 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017. As of June 30, 2013, we had not purchased any shares under this convertible bond hedge agreement.

Ventures with Toshiba. We are a 49.9% owner in each of the Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by the Flash Ventures. This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba. The Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of the Flash Ventures’ NAND wafer supply or pay for 50% of the fixed costs of the Flash Ventures. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the semiconductor wafers. See Note 12, “Related Parties and Strategic Investments,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for the Flash Ventures in order to convert to new process technologies or add wafer capacity.  Flash Partners Ltd., or Flash Partners, and Flash Alliance Ltd., or Flash Alliance, have been previously equipped to full wafer capacity.  Flash Forward Ltd, or Flash Forward, occupies Fab 5 which is being built in two phases. As of June 30, 2013, over half of the Phase 1 building has been equipped with wafer capacity or equipment required to enable technology transition of the Flash Ventures’ wafer capacity. The last new Flash Ventures wafer capacity was added in January 2012 in Phase 1 of Fab 5. As of June 30, 2013, SanDisk has made no commitment to invest in further Phase 1 wafer capacity expansion beyond productivity improvements; however, we periodically review the opportunity for further capacity expansion. We and Toshiba each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps, and the output allocation will be in accordance with each party’s proportionate level of equipment funding. To date, we have invested in 50% of the Flash Forward equipment. We and Toshiba have announced that the construction of the Phase 2 shell of the Fab 5 wafer fabrication facility will begin in August 2013 with expected completion in mid-2014. The Phase 2 shell is intended to be used primarily for technology transition of the existing Flash Ventures wafer capacity to 1Y and 1Z technology nodes and for a BiCS pilot line.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of revenues. Flash Ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we do not have a controlling financial interest in each venture. Accordingly, we account for our investments under the equity method and do not consolidate.

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee, on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantees as of June 30, 2013 were 60.7 billion Japanese yen, or approximately $612 million based upon the exchange rate at June 30, 2013.

In the first quarter of fiscal year 2011, we made a $62 million prepayment for Flash Forward Ltd., or Flash Forward, building-related costs. As of June 30, 2013, approximately $15 million of this remained, which was classified as Other current assets.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at June 30, 2013, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 11, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Because we purchase the vast majority of our flash memory wafers from Flash Ventures, our flash memory costs, which represent the largest portion of our cost of revenues, are based upon wafer purchases denominated in Japanese yen.  However, our cost of revenues in any given quarter generally reflect wafer purchases that were made in the previous quarter, and are impacted by hedging decisions we may make from time to time, including entering into forward contracts or other instruments to hedge our future Japanese yen purchase rate.  Based on wafer purchases made in the first half of 2013 and forward contracts entered into throughout 2013, changes in the Japanese yen to U.S. dollar exchange rate after June 2013 are not expected to have a material impact on our cost of revenues in the third quarter of 2013. We expect the average rate of the Japanese yen to the U.S. dollar for the wafer portion of our cost of revenues to be approximately 94 for the third quarter of fiscal 2013, in comparison to a rate of approximately 85 in our second quarter of fiscal 2013 cost of sales. In addition, we have locked in approximately 70% of the yen purchases that we expect will impact our fourth quarter cost of sales at a yen rate of approximately 97. Wafer purchases generally comprise 50 percent or more of our cost of sales. See Item 3, “Quantitative and Qualitative Disclosure About Market Risk - Foreign Currency Risk” for more information about our foreign currency forward and cross currency swap contracts.

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

There were no significant changes to our critical accounting policies during the three and six months ended June 30, 2013. For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 19, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of June 30, 2013, a hypothetical 50 basis point increase in interest rates would result in an approximate $30.2 million decline (less than 0.67%) of the fair value of our available-for-sale debt securities.

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

At June 30, 2013, we had both foreign currency forward contracts and cross currency swap contracts in place that amounted to a net purchase in U.S. dollar equivalents of $6.1 million in foreign currencies to hedge our foreign currency denominated monetary net liability position over the next twelve months. The notional amount and unrealized gain or loss of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of June 30, 2013 are shown in the table below. In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of June 30, 2013	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges
Cross currency swap contracts sold	$(29.3)	$5.5	$2.7
Forward contracts sold	(72.5)	(0.3)	(5.1)
Forward contracts purchased	107.9	(0.4)	(9.6)
Total net outstanding contracts	$6.1	$4.8	$(12.0)

At June 30, 2013, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $247 million to partially hedge our expected future wafer purchases in Japanese yen. The maturities of these contracts were 12 months or less. The notional amount and fair value of our outstanding forward contracts that are designated as cash flow hedges as of June 30, 2013 is shown in the table below. In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Fair Value as of June 30, 2013	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Cash flow hedges
Forward contracts purchased	$247.2	$(7.4)	$(22.4)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our non-operating results. We do not have direct ownership of European sovereign debt in our investment portfolio. Sales to Europe accounted for approximately 12% of our total revenues in the three and six months ended June 30, 2013, respectively, and any significant uncertainties in the European financial markets could impact our revenues and financial condition in Europe or elsewhere.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at June 30, 2013. Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on their evaluation as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 13, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013.

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

•
excess, insufficient or mismatched captive memory output or capacity, resulting in lower average selling prices, financial charges and impairments, lost revenue and growth opportunities, lower gross margins or other consequences;

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

•
inability to develop, or unexpected difficulties or delays in developing or ramping with acceptable yields, new technologies such as 1Y‑nanometer or subsequent process technologies, X3 NAND memory architecture, BiCS technology, 3D ReRAM, or other advanced alternative technologies;

•
fluctuations or declines in our license and royalty revenues due to license agreement renewals on less favorable terms, non-renewals, declines in sales of the products or use of technology underlying the license and royalty revenues by our licensees, or if licensees or we fail to perform on contractual obligations;

•	lengthy, costly and unpredictable design, qualification and sales processes for a limited number of customers in the enterprise SSD market;

•	increased costs and lower gross margins due to potentially higher warranty claims from our more complex SSD solutions and firmware;

•	excess inventory or lost sales resulting from unpredictable or changing demand for our products;

•	failure to manage the risks associated with our ventures and strategic partnerships with Toshiba;

•	insufficient non-flash memory materials or capacity from our suppliers and contract manufacturers to meet demand or increases in the cost of non-flash memory materials or capacity;

•	fluctuations in our product gross margins due to changes in product mix or customer mix, as well as variations in the technologies or form factors of our products;

•	disruptions in our supply chain, whether due to natural disasters, emergencies such as power outages, fires or chemical spills, or employee strikes or other job actions;

•	inability to enhance current products, develop new products or transition products to new technologies on a timely basis or in advance of our competitors;

•	increased memory component and other costs as a result of currency exchange rate fluctuations for the U.S. dollar, particularly with respect to the Japanese yen;

•	inability to obtain non-captive memory supply of the right product mix and quality in the time frame necessary to meet demand, or inability to realize an adequate margin on non-captive purchases;

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

•	inability to realize the potential financial or strategic benefits of business acquisitions or strategic investments;

•	the financial strength and market position of our customers; and

•	the other factors described in this “Risk Factors” section and elsewhere in this report.

Competitive pricing pressures may result in lower average selling prices for our products, and if such price declines are not offset by a corresponding increase in demand for our products, our revenues may decline. The price of NAND flash memory is influenced by, among other factors, the balance between supply and demand, including the effects of new fab capacity, macroeconomic factors and business conditions, technology transitions, conversion of industry DRAM capacity to NAND, development of new technologies or other actions taken by us or our competitors to gain market share. In particular, the NAND flash memory industry has, from time-to-time, experienced periods of excess supply, resulting in price declines. Industry capacity is expected to continue to grow, and if capacity grows at a faster rate than market demand, the industry could again experience price declines. If we are not able to offset price declines with sufficient increases in unit sales or average memory capacity per unit or a shift in product mix towards products with higher average selling prices, our revenues and operating results may be harmed.

If we are unable to reduce our manufacturing costs to keep pace with reductions in average selling prices, our gross margins may be harmed. Because of the historical and expected future declines in the price of NAND flash memory, we need to reduce our manufacturing costs in order to maintain adequate gross margins. Our ability to reduce our cost per gigabyte of memory produced depends on technology transitions and the improvement of manufacturing efficiency, including manufacturing yields. If our technology transitions (for example, the production ramp of NAND technology on the 1Y‑nanometer process node) take longer or are more costly to complete than anticipated, our manufacturing costs may not remain competitive with other NAND flash memory producers, which would harm our gross margins and financial results. Furthermore, the inherent physical technology limitations of NAND flash technology may result in more costly technology transitions than we have experienced in the past, particularly with respect to required capital expenditures, which could further limit our ability to keep pace with reductions in average selling prices. Manufacturing yields are a function of both design and manufacturing process technology, and yields may also be impacted by equipment malfunctions, fabrication facility accidents or human error. Yield problems may not be identified during the production process or solved until an actual product is manufactured and tested, further increasing our costs. If we are unable to improve manufacturing yields or other manufacturing efficiencies, our gross margins and results of operations would be harmed.

Our reliance on and investments in captive manufacturing capacity limit our ability to respond to industry fluctuations in supply and demand. The semiconductor industry, and the NAND flash memory industry in particular, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. We are limited in our ability to react or adjust our cost structure in response to these cyclical fluctuations. We rely on our significant investments in Flash Ventures as a captive source of the vast majority of our NAND flash memory supply. Growth in our captive memory supply comes from investments in technology transitions and new capacity at Flash Ventures. These investment decisions require significant planning and lead-time before an increase in supply can be realized, and are further determined by factors such as the timing, rate and type of investment by us and Toshiba, our partner in Flash Ventures, agreement between us and Toshiba as to these matters, our evaluation of the potential return on investment of the addition of new capacity, particularly in light of the timing, cost and availability of next generation technology, our profitability, our estimation of market demand and our liquidity position. A failure to accurately forecast demand for our products or industry capacity could cause us to over-invest or under-invest in the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. For example, in fiscal year 2008 and the first quarter of fiscal year 2009, we recorded charges for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. On the other hand, if we or Toshiba under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect or we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply to meet demand on a timely and cost effective basis and we may lose opportunities for revenue growth and market share as a result, which would harm our ability to grow revenues. In such cases, we may have only a limited ability to satisfy our supply needs from non-captive supply sources and may not be able to obtain the right mix of non-captive product that meets our requirements within an adequate lead time or at a cost that allows us to generate an adequate gross margin. Furthermore, if our memory supply is limited, we may make strategic decisions with respect to the allocation of our supply among our products and customers that may preserve our long-term goals and customer relationships but result in short-term declines in our gross margin or less favorable gross margins. Our customers also may not allow us to change the memory in the products that they have already qualified, which can further limit our ability to satisfy our supply needs from other sources for products that require long and extensive qualification cycles, such as enterprise SSDs. Our inability to obtain sufficient cost-effective non-captive memory that meets our requirements may cause us to lose sales, market share and profits, which would harm our operating results. In addition, we are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed under Flash Ventures and the foundry arrangement with Toshiba for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margins. Our limited ability to react to fluctuations in supply and demand makes us particularly susceptible to variations from our forecasts and expectations, and even in times of excess demand, our operating results may be harmed.

The future growth of our business depends on the development and performance of new and growing, as well as existing, markets and products for flash memory, including the SSD markets, and on our ability to maintain or improve our position in these markets. Historically, removable flash memory cards and USB drives, both sold primarily through the retail channel, provided the majority of our revenues. As growth in these retail products slowed, we increased sales of embedded NAND flash memory for devices such as mobile phones, tablets, and other mobile devices, which now represent the largest percentage of our revenues. Our future growth is dependent on the development of new markets, new applications and new products for NAND flash memory, and on the continued use of NAND flash memory in existing markets and on our ability to maintain or improve our position in such markets. There can be no assurance that the use of NAND flash memory in existing markets and products will continue or grow fast enough, or at all, that we will be able to maintain or improve our position in existing markets, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow.

Over the next several years, we believe that the largest growth areas for NAND flash will be SSD solutions in client computing and enterprise data center applications, whereas the mobile market for NAND flash is expected to grow at a slower rate than in the past, and the retail market for NAND flash is expected to be approximately constant or declining. We will continue to make significant investments in the development of hardware and software solutions for SSD markets in order to successfully penetrate and gain market share in SSD solutions. Our ability to succeed in the SSD solutions market is subject to various risks and uncertainties, including, among other things:

•	we may be unable to successfully develop or qualify SSD solutions that meet our customers’ requirements, and even if we do, we cannot guarantee that customers will adopt our SSD solutions;

•	designing and qualifying products in the SSD solutions market will require greater investments and customization than our traditional products, which may result in higher costs;

•
due to longer customer product cycles and end-of-life product support requirements in SSD solutions, we may be unable to transition customers to our leading edge products, which would prevent us from achieving the full cost advantage of new technology transitions;

•	we may be unable to reap the expected benefits of our recently completed and pending acquisitions, many of which relate to the SSD solutions space;

•	SSD solutions require more software than our traditional products, therefore we must continue to develop software expertise;

•	SSD solutions require more complex controllers than our traditional products, and we may be unable to develop or source controllers that meet the performance requirements of SSDs;

•	SSD solutions incorporate unique non-flash memory parts, and if there is lower than expected demand, we may be unable to incorporate these unique parts in other non-SSD products;

•
SSD solutions require longer production cycle times due to, among other things, more complex assembly and testing to produce a finished product, as well as customer requirements for consigned inventory and increased use of hubs for order fulfillment, which could lead to higher levels and cost of inventory;

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

Our revenues depend in large part on our ability to achieve design wins with OEM customers and the success of products sold by our OEM customers. Our primary OEM products include cards for mobile devices, embedded memory products, and SSDs for the notebook and server markets. Our OEM revenue is primarily dependent upon our products meeting OEM specifications and the achievement of design wins in an OEM’s products such as mobile phones, tablets, computers and enterprise servers. Even if our products meet OEM specifications, our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors, on the OEMs’ ability to create, market and sell their products successfully, and our ability to supply our products in sufficient quantity and in a timely manner. For example, in the first half of fiscal year 2012, our OEM sales declined because our next generations of mobile embedded products were in various stages of development and qualification, and because mobile OEM customers reduced their rate of card bundling and bundled lower capacity cards. If our OEM customers are not successful in selling their current or future products in sufficient volume or in a timely manner, should they decide not to use our products, should they further reduce their card bundling or bundle lower capacity cards, or should we not be able to produce our products in sufficient quantity or quality, our revenues, operating results and financial condition could be harmed.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenues and operating results could suffer. Our ten largest customers represented approximately 49% and 48% of our total revenues in the three and six months ended June 30, 2013, respectively. One customer represented 16% of our total revenues in the three months ended June 30, 2013 and two customers represented 18% and 11% of our total revenues in the six months ended June 30, 2013. The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and there have been changes in the market share concentration among our customers. We expect fluctuations in our customer and licensee base and the mix of our revenue by customer and licensee to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period. Our sales are generally made from standard purchase orders and short-term commitments rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time with limited notice or penalty. If we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results could suffer.

Our SSD products are more complex and rely on more sophisticated firmware than our other products, which may result in increased costs and lower gross margins due to more frequent product updates. Our SSD solutions are more complex than our traditional products due to, among other things, an increased dependence on more sophisticated firmware and customization of our products for specific OEM customers. Changes in our OEM customers’ specifications for these products could require us to update the firmware for our SSD products, which would result in increased costs for processing these updates. Furthermore, our failure to update our products to comply with the new specifications may result in reduced demand from our customers for a particular SSD solution, notwithstanding the long design, qualification and test cycles we have undertaken as part of our sales process for that solution, which may harm our results of operations.

Our enterprise SSD business is characterized by sales to a limited number of customers with long design, qualification and sales processes. The enterprise SSD market is comprised of a relatively limited number of customers, with long design, qualification and test cycles prior to sales. OEM customers in the enterprise SSD market typically also require us to customize our products, which could further lengthen the sales process. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any customer orders. These lengthy and uncertain processes also make it difficult for us to forecast demand and timing of customer orders. Moreover, we start manufacturing our products and placing orders for materials and components based on non-binding forecasts that our OEM customers provide to us, further increasing our exposure when actual sales vary from the OEM customer’s forecasts. The difficulty in forecasting demand and the customized nature of our products for certain OEMs make it difficult to anticipate our inventory requirements, which may cause us to over-purchase materials and components or over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Furthermore, due to longer customer product cycles, we may not be able to transition customers to our leading edge products, which would prevent us from benefitting from the technology transitions that enable cost reductions, which may harm our gross margins. We are continuing the process of transitioning our enterprise solutions products from non-captive memory to captive memory, and delays in the qualification of captive memory for these products may cause unexpected declines in our revenue or margins from these products.

Difficulty in forecasting demand for our products may result in excess inventory or lost sales, either of which could harm our financial results. The majority of our products are sold directly or indirectly into consumer markets, which are difficult to accurately forecast. Also, a significant portion of our quarterly sales are from orders received and fulfilled in that quarter. Additionally, we depend upon timely reporting from our customers as to their inventory levels and sales of our products in order to forecast demand for our products. The failure to accurately forecast demand for our products may result in lost sales or excess inventory and associated reserves or write-downs, any of which could harm our business, financial condition and operating results.

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

We rely substantially on our ventures and strategic partnerships with Toshiba, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results. The vast majority of our NAND flash memory is supplied by Flash Ventures. In addition, we partner with Toshiba on the development of NAND flash technology and we have entered into strategic partnerships with Toshiba relating to research and development for the next technology transitions of NAND flash and alternative technologies beyond NAND flash technologies. These ventures and strategic partnerships are subject to various risks that could harm the value of our investments, our revenues and costs, our future rate of spending or our future growth opportunities, including, among others:

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

•
we may not always agree with Toshiba on the NAND research and development roadmap or the technology path beyond NAND flash memory, we or Toshiba may have different priorities with respect to investment in Flash Ventures or future technologies, and divergent technology paths and investment priorities may impact our results of operations.

Our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals, declines in sales of the products or use of technology underlying the license and royalty revenues by our licensees, or if licensees fail to perform on a portion or all of their contractual obligations. If our existing licensees do not renew their licenses upon expiration, renew them on less favorable terms, exercise their option to terminate the license or fail to exercise their option to extend the licenses, or we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed. As our older patents expire, and the coverage of our newer patents may be different, it may be more difficult to negotiate or renew favorable license agreement terms or a license agreement at all. For example, in the first quarter of fiscal year 2010, our license and royalty revenues decreased sequentially primarily due to a new license agreement with Samsung that was effective in the third quarter of fiscal year 2009, and contains a lower effective royalty rate compared to the previous license agreement. To the extent that we are unable to renew license agreements under similar terms, or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees. Our agreements may require us in certain instances to recognize license revenue related to a particular licensee all in one period instead of over time which could create additional volatility in our licensing revenues. A portion of our license and royalty revenue is based on sales of product categories as well as underlying technology, and fluctuations in the sales of those products or technology adoption rates would also result in fluctuations in the license and royalty revenue due to us under our agreements. If our licensees or we fail to perform on contractual obligations, we may incur costs to enforce or defend the terms of our licenses and there can be no assurance that our enforcement, defense or collection efforts will be effective. If we license new IP from third-parties or existing licensees, we may be required to pay license fees, royalty payments or offset existing license revenues. In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory obsolete or less attractive, and we may not have access to those new technologies on a cost-effective basis, or at all, or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. We have a three-pronged approach towards our investments and efforts in next generation technology scaling and migration: (1) NAND scaling; (2) BiCS technology; and (3) 3D ReRAM technology. The pace at which NAND flash technology is transitioning to new generations is slowing down due to inherent technology limitations. We currently expect to be able to continue to scale our NAND flash technology through two additional generations, but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the current NAND flash technology and architecture. In the first quarter of fiscal year 2011, we began investing in BiCS and other technologies. In BiCS technology, the memory cells are packed along the vertical axis as opposed to the horizontal axis as in the current NAND flash technologies. We believe BiCS technology, if successful, could enable further memory cost reductions beyond the existing NAND roadmap, until 3D ReRAM technology is developed and fully ramped into high-volume production. We continue to invest in future alternative technologies, particularly our 3D ReRAM technology, which we believe may be a viable alternative to NAND flash technology, when NAND flash technology can no longer scale at a sufficient rate, or at all. However, even when NAND flash technology can no longer be further scaled, we expect NAND flash technology and potential alternative technologies to coexist for an extended period of time. The success of our overall technology strategy is also dependent in part upon the development by third-party suppliers of advanced semiconductor materials and process technologies, such as extreme ultraviolet, or EUV. Our technology development of NAND, BiCS and 3D ReRAM is done in conjunction with Toshiba, and the success of our development could be influenced by whether we are able to agree with Toshiba on a technology path or the timing and amount of investment. There can be no assurance that we will be successful in developing BiCS, 3D ReRAM or other technologies, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies. Furthermore, we cannot guarantee that BiCS, 3D ReRAM or other technologies we develop will be sufficient alternatives for NAND flash memory, will match or exceed all of the performance characteristics of NAND flash technology, will be developed at a rate that matches market needs, will result in cost reductions that will enable us to be competitive, or will be well-suited, in a timely manner or at all, for all of the applications in the end markets that NAND flash memory currently addresses or may address in the future. Additionally, BiCS, 3D ReRAM or other technologies may require different capital equipment or manufacturing processes than existing NAND which could impact the cost reduction benefits obtainable through these technologies.

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

Alternative technologies or storage solutions such as cloud storage, enabled by high bandwidth wireless or internet-based storage, could reduce the need for physical flash storage within electronic devices or reduce the rate by which average capacity increases in such devices, which could materially harm our operating results.

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

In transitioning to new technologies and products, we may not achieve OEM design wins, our OEM customers may delay transition to new technologies, our competitors may transition more quickly than we do, or we may experience product delays, cost overruns or performance issues that could harm our business. The transition to new generations of products, such as products containing 19‑nanometer, 1Y‑nanometer or subsequent process technologies and/or X3 NAND memory architecture, is highly complex and requires new controllers, new test procedures and modifications to numerous aspects of our manufacturing processes, resulting in the need for extensive qualification of the new products by our OEM customers and us. In addition, our competitors may transition to these new technologies more quickly or more effectively than we are able to, which could harm our ability to compete effectively. If we fail to achieve OEM design wins with new technologies such as 19‑nanometer, 1Y‑nanometer or the use of X3 in certain products, if our OEM customers choose to transition to these new technologies more slowly than our roadmap plans, if the demand for the products that we developed is lower than expected, if the supporting technologies to implement these new technologies are not available, or if our competitors transition to these new technologies, including X3, more quickly or more effectively than we are able to, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our OEM market position. Furthermore, there can be no assurance that technology transitions will occur on schedule or at the yields or costs that we anticipate, that the tools and equipment required for the technology transitions will be available on a cost-effective basis or at all, or that products based on the new technologies will meet customer specifications. The vast majority of products require controllers or firmware, and any delays in developing or sourcing controllers or firmware, or incompatibility or quality issues relating to the controllers or firmware in our products, could harm our revenues and gross margins, as well as business relationships with our customers. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.

We develop new applications, technologies and standards, which may not be widely adopted by consumers or enterprises, or, if adopted, may reduce demand for our older products. We devote significant resources to the development of new applications, technologies and standards. New applications may require significant upfront investment with no assurance of long-term commercial success or profitability. As we introduce new standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all. Failure of consumers or enterprises to adopt our new applications, standards or technologies could harm our results of operations as we fail to reap the benefits of our investments. Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products, negatively impact our license and royalty revenues, or increase license and royalty expense. If new standards are broadly accepted and we do not adopt these new standards in our products, our revenues and results of operations may be harmed.

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

•
Enterprise Storage Solution Manufacturers. In the market for enterprise data center SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, from enterprise SSD solution providers such as Fusion-io, LSI Corporation, SMART Worldwide Holdings, Inc. and STEC, Inc., and from hard drive manufacturers such as Seagate and WDC. Many of these competitors have significantly more experience with the software components that are required for successful enterprise SSD solutions, and our failure to continue to develop software expertise could harm our ability to effectively compete in this market. In addition, enterprise data center SSDs is an emerging market, and many established and start-up companies are contributing to the development of this market. Our competitors in this market may be able to leverage existing resources and competencies or acquire or develop other strategic relationships with established or start-up companies before we are able to, which could give them a competitive advantage, and if we are unable to independently develop comparable capabilities, we may be unable to effectively compete.

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

We may not be able to realize the potential financial or strategic benefits of business acquisitions or strategic investments, which could harm our ability to grow our business, develop new products or sell our products. We have in the past and may in the future enter into acquisitions of, or investments in, businesses in order to complement or expand our current businesses or enter into new markets. Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control and no assurance can be given that our previous or future acquisitions will be successful, will deliver the intended benefits, and will not materially harm our business, operating results or financial condition. Furthermore, negotiation and integration of acquisitions or strategic investments could divert management’s attention and other company resources.

Factors associated with past or future acquisitions or investments that could harm our growth prospects or results of operations include but are not limited to:

•	difficulty in integrating the technology, products, operations or workforce of the acquired business into our business;

•	difficulty in entering into new markets in which we have limited or no experience, such as software solutions, and where competitors have stronger positions;

•	loss of, or the impairment of or failure to maintain and grow relationships with, key employees, vendors or customers of the acquired business;

•	difficulty in operating in new and potentially disperse locations;

•	disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;

•	failure to realize the potential financial or strategic benefits of the transaction, including but not limited to any expected cost savings or synergies from the acquisition;

•	difficulty integrating the accounting, management information, human resources and other administrative systems of the acquired business;

•	disruption of or delays in ongoing research and development efforts and release of new products to market;

•	diversion of capital and other resources;

•	assumption of liabilities;

•	issuance of equity securities that may be dilutive to our existing stockholders;

•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;

•	failure of the due diligence processes to identify significant issues with product quality, technology and development, or legal and financial issues, among other things;

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

For example, in each of the first and second quarters of fiscal year 2013, due to an increase in overall cost estimates and delays in the development timeline related to an in-process research and development, or IPR&D, project from the acquisition of Pliant Technology, Inc., or Pliant, we performed impairment tests on the related amortizable intangible assets and indefinite-lived IPR&D intangible asset. In addition, due to continued project delays, including subsequent to the end of the second quarter of fiscal year 2013, which resulted in the same impairment indicators identified in the first quarter of fiscal year 2013, we again tested the recoverability of the amortizable intangible assets and noted that as of the end of the second quarter of fiscal year 2013, the undiscounted cash flows were in excess of the net book value of the amortizable intangible assets, indicating no impairment. The delays we experienced in the IPR&D project in both the second and third quarters of fiscal year 2013 were included in the impairment assessment we performed for the second quarter of fiscal year 2013. While these delays related to the IPR&D project did not indicate that an impairment is required at this time, additional future delays, additional increases in overall cost estimates, program cancellation or other significant events or circumstances affecting the IPR&D project could lead us to determine that the indefinite-lived IPR&D intangible asset or the amortizable intangible assets are partially or fully impaired.  Due to these IPR&D project delays, we expect to assess the indefinite-lived IPR&D intangible asset for impairment at the end of the third quarter of fiscal year 2013 and on a quarterly basis until completion of the development of the technology and will continue to monitor any events or circumstances that could indicate the amortizable intangible assets are impaired. As of June 30, 2013, the net book value of the Pliant indefinite-lived IPR&D intangible asset was $36.2 million and the net book value of the related Pliant amortizable intangible assets was $96.8 million, and a potential complete impairment of both would result in a charge of up to $133.0 million.

In July 2013, we announced that we had entered into a definitive agreement to acquire SMART Storage Systems, or SMART Storage, a developer of enterprise SSDs, an acquisition that we currently expect to close in August 2013. In addition to the risks described above, additional factors associated with the acquisition of SMART Storage that could harm our ability to realize the potential financial or strategic benefits of the acquisition and thereby harm our growth prospects or results of operations include but are not limited to:

•	failure of SMART Storage’s products or technologies to perform as expected or to meet customer qualification requirements;

•	failure of the enterprise SSD space to grow as expected;

•
delays in the timing and successful integration of SMART Storage, including the transition of the SMART Storage business from third-party sources of NAND flash memory and other components to our captive supply of these materials, which could harm our ability to achieve the expected benefits from the acquisition in a timely manner or at all;

•
difficulty in maintaining SMART Storage’s supplier or vendor arrangements, upon some of which SMART Storage is significantly reliant, which could harm our ability to maintain the business after it is acquired and before it is fully integrated into our operations;

•	failure to retain SMART Storage's key employees, particularly for the continued development of SMART Storage's technology; and

•	difficulty in integrating SMART Storage’s technology into other product lines, which could diminish our expected benefits of the acquisition.

Our financial performance and the value of our investments depend significantly on worldwide economic conditions, which have deteriorated in many countries and regions, and may not recover in the foreseeable future. Demand for our products is harmed by negative macroeconomic factors affecting consumer and enterprise spending. Continuing high unemployment rates, low levels of consumer liquidity, risk of default on sovereign debt and volatility in credit and equity markets have weakened consumer confidence and decreased consumer and enterprise spending in many regions around the world. These and other economic factors may reduce demand for our products and harm our business, financial condition and operating results. In addition, we maintain investments, including our cash, cash equivalents and marketable securities, of various holdings, types and maturities and, given the global nature of our business, our investment portfolio includes both domestic and international investments. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors, and declines in the credit ratings or pricing of our investments could result in a decline in the value and liquidity of our investments, including our cash, cash equivalents and marketable securities, and result in a significant impairment of our assets.

The Flash Ventures’ master equipment lease obligations contain covenants, which if breached, would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, some of the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion, and for one master lease agreement, which matures on July 31, 2013, our failure to maintain a minimum corporate rating of either BB- from S&P or Moody’s Corporation, or Moody’s, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I. As of June 30, 2013, Flash Ventures was in compliance with all of its master lease covenants. As of June 30, 2013, our R&I credit rating was BBB, two notches above the required minimum corporate rating threshold for R&I; and our S&P credit rating was BB, one notch above the required minimum corporate rating threshold for S&P.

If our stockholders’ equity were to fall below $1.51 billion or both S&P and R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $612 million, based upon the exchange rate at June 30, 2013, covered by our guarantee under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available.

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

We may need to raise additional financing, which could be difficult to obtain, and which, if not obtained in satisfactory amounts, may prevent us from funding Flash Ventures, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, engaging in acquisitions of or investments in companies, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business. We currently believe that we have sufficient cash resources to fund our operations as well as our anticipated investments in Flash Ventures for at least the next twelve months; however, we may decide to raise additional funds to maintain the strength of our balance sheet or fund our operations through equity, public or private debt, or lease financings. However, we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, our credit rating may be downgraded, and we may not be able to develop or enhance our technology or products, fulfill our obligations to Flash Ventures, increase our wafer supply, take advantage of future opportunities, engage in acquisitions of or investments in companies, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could harm our business.

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

Changes in the seasonality of our business may result in our inability to accurately forecast our product purchase requirements. Sales of our products in the consumer electronics market are subject to seasonality. Sales have typically increased significantly in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following fiscal year. However, the global economic environment may impact typical seasonal trends, making it more difficult for us to forecast our business. Changes in the product or channel mix of our business can also impact seasonal patterns, adding to complexity in forecasting demand. If our forecasts are inaccurate, we may lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and operating results. Changes in seasonality may also lead to greater volatility in our stock price and the need for significant working capital investments in receivables and inventory, including the need to build inventory levels in advance of our projected high volume selling seasons.

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

Anti-takeover provisions in our charter documents, stockholder rights plan and Delaware law could discourage or delay a change in control and negatively impact our stockholders. We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have a stockholders’ rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. This could discourage an acquisition of us. In addition, our certificate of incorporation grants our board of directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action (2,000,000 shares of preferred stock have already been reserved under our stockholder rights plan). Issuing preferred stock could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock that could harm the market value of our common stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that a corporation may not engage in any business combination with any interested stockholder, defined broadly as a beneficial owner of 15% or more of that corporation’s voting stock, during the three-year period following the time that a stockholder became an interested stockholder, without certain conditions being satisfied. This provision could delay or discourage a change of control of SanDisk.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability. We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. For example, we were under a federal income tax audit by the U.S. Internal Revenue Service, or IRS, for fiscal years 2005 through 2008 and received the Revenue Agent’s report in February 2012. The most significant proposed adjustments are comprised of related party transactions between our U.S. parent company and our foreign subsidiaries. We are contesting these adjustments through the IRS Appeals Office and cannot predict when a resolution will be reached. Furthermore, we are currently under a federal income tax audit by the IRS for fiscal years 2009 through 2011, and we do not expect a resolution of this audit to be reached during the next twelve months. While we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. IRS audits may also impact the timing and/or amount of our refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S.

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

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1.5% Convertible Senior Notes due 2017. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of June 30, 2013, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $612 million based on the exchange rate at June 30, 2013. In addition, we have significant commitments for the future fixed costs of Flash Ventures, and we will incur significant obligations with respect to Flash Forward as well as continued investment in Flash Partners and Flash Alliance. Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2013 to April 28, 2013	677,567	$53.12	677,567	$890,374,341
April 29, 2013 to May 26, 2013	3,796,714	55.05	3,796,714	681,365,236
May 27, 2013 to June 30, 2013	596,756	59.14	596,756	646,073,086
Total	5,071,037	55.27	5,071,037
————

(1)	Our Board of Directors has authorized up to $1.25 billion for stock repurchases in the open market or otherwise. This purchase plan will expire on October 26, 2016.

(2)	Does not include amounts paid for commissions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated:	July 29, 2013	By:	/s/ Judy Bruner
Judy Bruner Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)

S - 1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-96298	3.2	8/29/95
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.	10-Q	000-26734	3.1	8/16/00
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.	S-3	333-85686	4.3	4/5/02
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.	8-K	000-26734	3.1	6/1/06
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.	8-K	000-26734	3.1	5/28/09
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.	8-K/A	000-26734	3.5	5/16/97
3.7	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.	8-A	000-26734	3.2	9/25/03
3.8	Amended and Restated Bylaws of the Registrant dated December 20, 2012.	8-K	000-26734	3.1	12/20/12
4.1	Rights Agreement, dated as of September 15, 2003, by and between the Registrant and Computershare Trust Company, Inc.	8-A	000-26734	4.2	9/25/03
4.2	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.	8-A/A	000-26734	4.2	11/8/06
4.3	Indenture (including form of Notes) with respect to the Registrant’s 1.0% Convertible Senior Notes due 2013, dated as of May 15, 2006, by and between the Registrant and The Bank of New York.	8-K	000-26734	4.1	5/15/06
4.4	Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017, dated as of August 25, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	8/25/10
10.1	The Registrant’s 2013 Incentive Plan	DEF 14A	000-26734	Annex A	4/26/13
10.2	The Registrant’s Form of Notice of Grant of Stock Option					X
10.3	The Registrant’s Form of Global Stock Option Agreement					X
10.4	The Registrant’s Form of Global Restricted Stock Unit Issuance Agreement					X
10.5	The Registrant’s Form of Notice of Grant of Stock Option (Director Grants)					X
10.6	The Registrant’s Form of Stock Option Agreement (Director Grants)					X
10.7	The Registrant’s Form of Restricted Stock Unit Issuance Agreement (Director Grants)					X
10.8	The Registrant’s Non-Employee Director Compensation Policy	8-K	000-26734	99.2	6/18/13
12.1	Computation of ratio of earnings to fixed charges.					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.**					X
101.SCH	XBRL Taxonomy Extension Schema Document.**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**					X
————

*	Furnished herewith.

**
Pursuant to Rule 406T of Regulation S-T, the XBRL files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E - 1