Form 10-Q
period 2013-09-29
SANDISK CORP
filed 2013-10-22
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

Number of shares outstanding of the issuer’s common stock, $0.001 par value, as of September 29, 2013: 225,891,469.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29, 2013	December 30, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$902,765	$995,470
Short-term marketable securities	1,142,616	1,880,034
Accounts receivable, net	685,103	626,025
Inventory	776,224	750,075
Deferred taxes	101,020	93,877
Other current assets	340,177	260,879
Total current assets	3,947,905	4,606,360
Long-term marketable securities	2,243,700	2,835,931
Property and equipment, net	673,219	665,542
Notes receivable and investments in Flash Ventures	1,214,943	1,460,112
Deferred taxes	121,090	168,718
Goodwill	318,111	201,735
Intangible assets, net	275,141	246,919
Other non-current assets	150,422	153,810
Total assets	$8,944,531	$10,339,127
LIABILITIES
Current liabilities:
Accounts payable trade	$348,399	$254,459
Accounts payable to related parties	163,831	214,806
Convertible short-term debt	—	906,708
Other current accrued liabilities	389,098	257,539
Deferred income on shipments to distributors and retailers and deferred revenue	291,318	248,155
Total current liabilities	1,192,646	1,881,667
Convertible long-term debt	819,681	789,913
Non-current liabilities	329,743	407,947
Total liabilities	2,342,070	3,079,527
Commitments and contingencies (see Note 11)
EQUITY
Stockholders’ equity:
Preferred stock	—	—
Common stock	226	241
Capital in excess of par value	4,751,946	5,027,271
Retained earnings	1,833,713	2,071,268
Accumulated other comprehensive income	19,650	165,121
Total stockholders’ equity	6,605,535	7,263,901
Non-controlling interests	(3,074)	(4,301)
Total equity	6,602,461	7,259,600
Total liabilities and equity	$8,944,531	$10,339,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands, except per share amounts)
Revenues	$1,625,153	$1,273,190	$4,442,145	$3,511,006
Cost of revenues	812,904	880,469	2,401,901	2,398,086
Amortization of acquisition-related intangible assets	10,256	9,800	29,916	32,712
Total cost of revenues	823,160	890,269	2,431,817	2,430,798
Gross profit	801,993	382,921	2,010,328	1,080,208
Operating expenses:
Research and development	183,821	150,336	526,987	443,690
Sales and marketing	72,237	57,938	194,965	159,234
General and administrative	49,171	40,205	141,152	110,488
Amortization of acquisition-related intangible assets	5,088	2,369	9,199	6,676
Impairment of acquisition-related intangible assets	83,228	—	83,228	—
Total operating expenses	393,545	250,848	955,531	720,088
Operating income	408,448	132,073	1,054,797	360,120
Interest income	11,366	14,687	37,022	44,680
Interest (expense) and other income (expense), net	(16,258)	(28,382)	(70,912)	(100,888)
Total other income (expense), net	(4,892)	(13,695)	(33,890)	(56,208)
Income before income taxes	403,556	118,378	1,020,907	303,912
Provision for income taxes	126,697	41,871	316,030	100,051
Net income	$276,859	$76,507	$704,877	$203,861

Net income per share:
Basic	$1.20	$0.32	$2.96	$0.84
Diluted	$1.18	$0.31	$2.91	$0.83
Shares used in computing net income per share:
Basic	230,253	241,694	238,097	242,284
Diluted	235,032	244,221	242,270	245,502

Cash dividends declared per share	$0.225	$—	$0.225	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Net income	$276,859	$76,507	$704,877	$203,861

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on marketable securities	7,486	6,233	(6,589)	17,995
Reclassification adjustment for realized gain on marketable securities included in net income	(1,079)	(888)	(1,630)	(2,090)
Net unrealized holding gain (loss) on marketable securities	6,407	5,345	(8,219)	15,905

Foreign currency translation adjustments	11,115	39,088	(165,879)	(7,955)

Unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	3,094	11,239	(34,799)	(27,681)
Reclassification adjustment for realized (gain) loss on derivatives qualifying as cash flow hedges included in net income	14,454	11,184	33,828	6,399
Net unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	17,548	22,423	(971)	(21,282)

Total other comprehensive income (loss), before tax	35,070	66,856	(175,069)	(13,332)
Income tax expense (benefit) related to items of other comprehensive income (loss)	3,734	6,857	(29,598)	3,849
Total other comprehensive income (loss), net of tax	31,336	59,999	(145,471)	(17,181)
Comprehensive income	$308,195	$136,506	$559,406	$186,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 29, 2013	September 30, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$704,877	$203,861
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	53,254	9,554
Depreciation	165,862	112,471
Amortization	171,956	190,079
Provision for doubtful accounts	498	70
Share-based compensation expense	72,325	59,283
Excess tax benefit from share-based plans	(19,899)	(14,116)
Impairment and other	76,258	(14,256)
Other non-operating	774	8,896
Changes in operating assets and liabilities:
Accounts receivable, net	(51,749)	56,081
Inventory	4,096	(173,794)
Other assets	(23,093)	35,387
Accounts payable trade	82,194	59,764
Accounts payable to related parties	(50,975)	(50,139)
Other liabilities	60,479	(268,913)
Total adjustments	541,980	10,367
Net cash provided by operating activities	1,246,857	214,228
Cash flows from investing activities:
Purchases of short and long-term marketable securities	(2,504,479)	(1,950,164)
Proceeds from sales of short and long-term marketable securities	3,125,350	1,583,503
Proceeds from maturities of short and long-term marketable securities	634,600	478,475
Acquisition of property and equipment, net	(170,715)	(382,632)
Investment in Flash Ventures	—	(50,439)
Notes receivable issuances to Flash Ventures	—	(142,316)
Notes receivable proceeds from Flash Ventures	73,388	357,876
Purchased technology and other assets	(9,261)	(245)
Acquisitions, net of cash acquired	(304,320)	(69,417)
Net cash provided by (used in) investing activities	844,563	(175,359)
Cash flows from financing activities:
Repayment of debt financing	(928,061)	—
Distribution to non-controlling interests	(87)	—
Proceeds from employee stock programs	206,052	77,770
Excess tax benefit from share-based plans	19,899	14,116
Dividends paid	(50,638)	—
Share repurchase program	(1,439,539)	(191,504)
Net cash received for share repurchase contracts	—	2,675
Net cash used in financing activities	(2,192,374)	(96,943)
Effect of changes in foreign currency exchange rates on cash	8,249	1,063
Net decrease in cash and cash equivalents	(92,705)	(57,011)
Cash and cash equivalents at beginning of period	995,470	1,167,496
Cash and cash equivalents at end of period	$902,765	$1,110,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of September 29, 2013, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2013 and September 30, 2012, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2013 and September 30, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10–K filed with the SEC on February 19, 2013. The results of operations for the three and nine months ended September 29, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters consist of 13 weeks and generally end on the Sunday closest to March 31, June 30, and September 30. The third quarters of fiscal years 2013 and 2012 ended on September 29, 2013 and September 30, 2012, respectively. For accounting and disclosure purposes, the exchange rates of 98.27, 85.99 and 77.76 at September 29, 2013, December 30, 2012 and September 30, 2012, respectively, were used to convert Japanese yen to U.S. dollars. Certain prior period amounts have been reclassified in the financial statements and footnotes to conform to the current period presentation, including line items within current assets in the Condensed Consolidated Balance Sheets and Note 4, “Balance Sheet Information,” as well as cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows. Beginning in the first quarter of fiscal year 2013, the Company reports only total revenues, which include product revenues and license and royalty revenues. Throughout the Notes to Condensed Consolidated Financial Statements, unless otherwise indicated, references to Net income refer to Net income attributable to common stockholders.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities was as follows (in thousands):

	September 29, 2013	December 30, 2012
Cash and cash equivalents	$902,765	$995,470
Short-term marketable securities	1,142,616	1,880,034
Long-term marketable securities	2,243,700	2,835,931
Total cash, cash equivalents and marketable securities	$4,289,081	$5,711,435

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

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments (in thousands):

	September 29, 2013				December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$577,438	$—	$—	$577,438	$582,743	$—	$—	$582,743
Fixed income securities	40,892	3,483,935	—	3,524,827	27,386	4,917,939	—	4,945,325
Derivative assets	—	8,932	—	8,932	—	20,058	—	20,058
Total financial assets	$618,330	$3,492,867	$—	$4,111,197	$610,129	$4,937,997	$—	$5,548,126
Derivative liabilities	$—	$1,759	$—	$1,759	$—	$13,584	$—	$13,584
Total financial liabilities	$—	$1,759	$—	$1,759	$—	$13,584	$—	$13,584

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	September 29, 2013				December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$577,438	$138,511	$—	$715,949	$582,743	$229,360	$—	$812,103
Short-term marketable securities	22,520	1,120,096	—	1,142,616	16,589	1,863,445	—	1,880,034
Long-term marketable securities	18,372	2,225,328	—	2,243,700	10,797	2,825,134	—	2,835,931
Other current assets and other non-current assets	—	8,932	—	8,932	—	20,058	—	20,058
Total financial assets	$618,330	$3,492,867	$—	$4,111,197	$610,129	$4,937,997	$—	$5,548,126

Other current accrued liabilities	$—	$1,759	$—	$1,759	$—	$13,584	$—	$13,584
Total financial liabilities	$—	$1,759	$—	$1,759	$—	$13,584	$—	$13,584
————

(1)
Cash equivalents exclude cash of $186.8 million and $183.4 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of September 29, 2013 and December 30, 2012, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 29, 2013, the Company had no transfers of financial assets or liabilities between Level 1 and Level 2. As of September 29, 2013 and December 30, 2012, the Company had no financial assets or liabilities categorized as Level 3 and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows (in thousands):

	September 29, 2013				December 30, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$40,859	$33	$—	$40,892	$27,377	$9	$—	$27,386
U.S. government-sponsored agency securities	90,588	30	(5)	90,613	28,339	41	(1)	28,379
International government securities	2,001	3	—	2,004	153,936	13	(3)	153,946
Corporate notes and bonds	494,411	1,413	(310)	495,514	864,170	3,890	(938)	867,122
Asset-backed securities	103,768	24	(125)	103,667	179,356	453	—	179,809
Mortgage-backed securities	392	—	(10)	382	1,872	8	(14)	1,866
Municipal notes and bonds	2,775,784	18,175	(2,204)	2,791,755	3,665,032	22,697	(912)	3,686,817
Total available-for-sale investments	$3,507,803	$19,678	$(2,654)	$3,524,827	$4,920,082	$27,111	$(1,868)	$4,945,325

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument, are summarized in the following table (in thousands). As of September 29, 2013, no securities have been in a continuous unrealized loss position for more than twelve months. Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$17,520	$—
U.S. government-sponsored agency securities	2,745	(5)
International government securities	—	—
Corporate notes and bonds	134,699	(310)
Asset-backed securities	70,872	(125)
Mortgage-backed securities	382	(10)
Municipal notes and bonds	419,480	(2,204)
Total	$645,698	$(2,654)

The gross unrealized loss related to U.S. Treasury and government-sponsored agency securities, international government securities, corporate and municipal notes and bonds, and asset-backed and mortgage-backed securities was primarily due to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at September 29, 2013 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities (in thousands).

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Gross realized gains	$2,184	$940	$3,869	$2,964
Gross realized losses	(1,105)	(52)	(2,239)	(874)

Fixed income securities by contractual maturity as of September 29, 2013 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations or the Company has the option to demand payment.

	Amortized Cost	Fair Value
Due in one year or less	$1,144,475	$1,148,917
After one year through five years	2,282,282	2,294,867
After five years through ten years	15,531	15,537
After ten years	65,515	65,506
Total	$3,507,803	$3,524,827

For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and the fair values, which are based on quoted market prices (in thousands). These financial instruments were categorized as Level 1 as of both September 29, 2013 and December 30, 2012. See Note 6, “Financing Arrangements,” regarding maturity of the 1% Sr. Convertible Notes due 2013.

	September 29, 2013		December 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
1% Sr. Convertible Notes due 2013	$—	$—	$906,708	$927,820
1.5% Sr. Convertible Notes due 2017	819,681	1,327,200	789,913	1,159,370
Total	$819,681	$1,327,200	$1,696,621	$2,087,190

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Derivatives and Hedging Activities

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

Cash Flow Hedges. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into cost of revenues in the same period or periods in which the cost of revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. As of September 29, 2013, the Company had forward contracts in place to hedge future purchases of approximately 27.5 billion Japanese yen, or approximately $280 million based upon the exchange rate as of September 29, 2013, and the net unrealized gain on the effective portion of these cash flow hedges was $1.7 million. The forward contracts on the Company’s future Japanese yen wafer purchases will settle by January 2014.

Other Derivatives. Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at September 29, 2013 with realized and unrealized gains and losses included in other income (expense). As of September 29, 2013, the Company had foreign currency forward contracts hedging exposures in European euros, British pounds and Japanese yen. Foreign currency forward contracts were outstanding to buy and sell U.S. dollar equivalents of approximately $217.1 million and ($130.2) million in foreign currencies, respectively, based upon the exchange rates at September 29, 2013.

The Company currently has a cross currency swap contract to exchange Japanese yen for U.S. dollars that requires the Company to comply with certain covenants, the strictest of which is to maintain a minimum liquidity of $1.0 billion. Liquidity is defined as the sum of the Company’s cash and cash equivalents and short and long-term marketable securities. This cross currency swap contract was outstanding to sell U.S. dollar equivalents of approximately $29.5 million based upon the exchange rate at September 29, 2013. Should the Company fail to comply with these covenants, the Company may be required to settle the unrealized gain or loss on the foreign exchange contract prior to the original maturity date. The Company was in compliance with these covenants as of September 29, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts. Fair value of derivative contracts as of September 29, 2013 and December 30, 2012 were as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	September 29, 2013	December 30, 2012	September 29, 2013	December 30, 2012
Foreign exchange contracts designated	$1,857	$—	$—	$—
Foreign exchange contracts not designated	7,075	19,064	—	994
Total derivatives	$8,932	$19,064	$—	$994

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	September 29, 2013	December 30, 2012	September 29, 2013	December 30, 2012
Foreign exchange contracts designated	$118	$7,058	$—	$—
Foreign exchange contracts not designated	1,641	6,526	—	—
Total derivatives	$1,759	$13,584	$—	$—

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges. The impact of the effective portion of designated cash flow derivative contracts on the Company’s results of operations for the three and nine months ended September 29, 2013 and September 30, 2012 was as follows (in thousands):

	Three months ended				Nine months ended
	Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from AOCI to earnings		Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from AOCI to earnings
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Foreign exchange contracts	$3,094	$11,239	$(14,454)	$(11,184)	$(34,799)	$(27,681)	$(33,828)	$(6,399)

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
(Unaudited)

The following table includes the ineffective portion of designated cash flow derivative contracts and the forward points excluded for the purposes of cash flow hedging designation recognized in other income (expense) (in thousands):

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Foreign exchange contracts	$(117)	$(1,136)	$(563)	$(6,382)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Gain (loss) on foreign exchange contracts including forward point income	$(256)	$(652)	$6,209	$1,934
Gain (loss) from revaluation of foreign currency exposures hedged by foreign exchange contracts	684	2,359	(8,724)	390

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.	Balance Sheet Information

Accounts Receivable, net. Accounts receivable, net was as follows (in thousands):

	September 29, 2013	December 30, 2012
Accounts receivable from product revenues	$871,863	$766,583
Accounts receivable from license and royalty revenues	—	37,638
Allowance for doubtful accounts	(6,868)	(6,627)
Price protection, promotions and other activities	(179,892)	(171,569)
Total accounts receivable, net	$685,103	$626,025

Inventory. Inventory was as follows (in thousands):

	September 29, 2013	December 30, 2012
Raw material	$432,601	$404,634
Work-in-process	119,766	102,249
Finished goods	223,857	243,192
Total inventory	$776,224	$750,075

Other Current Assets. Other current assets were as follows (in thousands):

	September 29, 2013	December 30, 2012
Tax-related receivables	$192,387	$186,223
Other non-trade receivables	32,960	—
Prepayment to Flash Forward Ltd.	10,289	20,577
Derivative contract receivables	8,932	19,064
Prepaid expenses	13,629	13,221
Other current assets	81,980	21,794
Total other current assets	$340,177	$260,879

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) were as follows (in thousands):

	September 29, 2013	December 30, 2012
Notes receivable, Flash Partners Ltd.	$157,729	$180,254
Notes receivable, Flash Alliance Ltd.	345,986	476,800
Notes receivable, Flash Forward Ltd.	142,465	162,810
Investment in Flash Partners Ltd.	204,356	232,547
Investment in Flash Alliance Ltd.	305,339	342,048
Investment in Flash Forward Ltd.	59,068	65,653
Total notes receivable and investments in Flash Ventures	$1,214,943	$1,460,112

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

long-term loans to Flash Ventures to fund new process technologies and additional wafer capacities. The Company aggregates its Flash Ventures notes receivable into one class of financing receivables due to the similar ownership interest and common structure in each Flash Venture entity. For all reporting periods presented, no loans were past due and no loan impairments were recorded.

Other Non-current Assets. Other non-current assets were as follows (in thousands):

	September 29, 2013	December 30, 2012
Prepaid tax on intercompany transactions	$38,839	$42,118
Prepayment to Flash Forward Ltd.	—	5,144
Convertible note issuance costs	7,296	8,708
Long-term prepaid income tax	63,008	63,008
Other non-current assets	41,279	34,832
Total other non-current assets	$150,422	$153,810

Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	September 29, 2013	December 30, 2012
Accrued payroll and related expenses	$168,958	$102,269
Derivative contract payables	1,759	13,584
Taxes payable	41,979	25,476
Other accrued liabilities	176,402	116,210
Total other current accrued liabilities	$389,098	$257,539

Non-current Liabilities. Non-current liabilities were as follows (in thousands):

	September 29, 2013	December 30, 2012
Deferred tax liabilities	$11,228	$28,672
Income tax liabilities	202,964	208,629
Deferred credits on intercompany transactions	25,936	58,548
Other non-current liabilities	89,615	112,098
Total non-current liabilities	$329,743	$407,947

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets and the activity was as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Balance, beginning of period	$38,355	$31,640	$38,787	$26,957
Additions and adjustments to cost of revenues	11,587	4,565	22,505	18,044
Usage	(10,973)	(4,339)	(22,323)	(13,135)
Balance, end of period	$38,969	$31,866	$38,969	$31,866

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
(Unaudited)

Accumulated Other Comprehensive Income (Loss). AOCI presented in the accompanying Condensed Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and hedging activities, net of tax, for all periods presented (in thousands):

	September 29, 2013	December 30, 2012
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$10,900	$15,919
Foreign currency translation	15,908	155,389
Hedging activities	(7,158)	(6,187)
Total accumulated other comprehensive income	$19,650	$165,121

The amount of income tax (benefit) expense allocated to the unrealized gain (loss) on available-for-sale investments and foreign currency translation was as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Available-for-sale investments	$2,272	$1,860	$(3,200)	$5,694
Foreign currency translation	1,462	4,997	(26,398)	(1,845)
	$3,734	$6,857	$(29,598)	$3,849

The significant amounts reclassified out of each component of AOCI were as follows (in thousands):

	Three months ended		Nine months ended
AOCI Component	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	Income Statement Line Item
Unrealized gain on available-for-sale investments	$1,079	$888	$1,630	$2,090	Interest (expense) and other income (expense), net
Tax impact	(382)	(318)	(865)	(735)	Tax expense
Unrealized gain on available-for-sale investments, net of tax	697	570	765	1,355

Gain (loss) on cash flow hedging activities	(14,454)	(11,184)	(33,828)	(6,399)	Cost of revenues
Tax impact	—	—	—	—	Tax expense
Gain (loss) on cash flow hedging activities, net of tax	(14,454)	(11,184)	(33,828)	(6,399)
Total reclassifications for the period, net of tax	$(13,757)	$(10,614)	$(33,063)	$(5,044)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.	Goodwill and Intangible Assets

Goodwill. Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 30, 2012	$201,735
Acquisition	115,775
Adjustment	601
Balance as of September 29, 2013	$318,111

Goodwill increased by approximately $115.8 million due to the Company’s acquisition of SMART Storage Systems (“SMART Storage”) during the third quarter of fiscal year 2013. See Note 13, “Business Acquisition” regarding this acquisition. In addition, goodwill increased by $0.6 million during the first quarter of fiscal year 2013 due to the resolution of a legal contingency matter during the measurement period for an acquisition from fiscal year 2012.

Intangible Assets. Intangible asset balances are presented below (in thousands):

	September 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed product technology	$347,060	$(101,688)	$(44,216)	$201,156
Customer relationships	20,650	(13,351)	—	7,299
Trademarks	14,200	(3,052)	(2,812)	8,336
Covenants not to compete	3,100	(2,659)	—	441
Acquisition-related intangible assets	385,010	(120,750)	(47,028)	217,232
Technology licenses and patents	133,909	(83,625)	—	50,284
Total intangible assets subject to amortization	518,919	(204,375)	(47,028)	267,516
Acquired in-process research and development	43,825	—	(36,200)	7,625
Total intangible assets	$562,744	$(204,375)	$(83,228)	$275,141

	December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed product technology	$200,960	$(68,104)	$—	$132,856
Core technology	79,800	(79,800)	—	—
Customer relationships	13,050	(10,043)	—	3,007
Trademarks	5,700	(1,870)	—	3,830
Covenants not to compete	3,100	(1,618)	—	1,482
Acquisition-related intangible assets	302,610	(161,435)	—	141,175
Technology licenses and patents	133,909	(65,690)	—	68,219
Total intangible assets subject to amortization	436,519	(227,125)	—	209,394
Acquired in-process research and development	38,385	—	(860)	37,525
Total intangible assets	$474,904	$(227,125)	$(860)	$246,919

Gross acquisition-related intangible assets and acquired in-process research and development (“IPR&D”) increased $168.5 million in the nine months ended September 29, 2013 due to the acquisition of SMART Storage.

The Company performs tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may be impaired.  In the third quarter of fiscal year 2013, due to additional product delays in the development timeline related to an IPR&D project from the Pliant Technology, Inc. (“Pliant”) acquisition, the Company performed impairment tests on the amortizable intangible and IPR&D assets for this acquisition. The Company also considered the impact of the recent

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SMART Storage acquisition and the decision to integrate more of the SMART Storage architecture into its future enterprise product roadmap. In conducting an impairment review of the Pliant amortizable intangible assets, the Company first compared the undiscounted cash flows to the carrying value of these amortizable intangible assets. Since the undiscounted cash flows were less than the carrying value, the Company then compared the estimated fair value based upon forecasted discounted cash flows to the carrying value and determined there was an impairment of $47.0 million. In addition, the Company performed an impairment analysis for the IPR&D by comparing the estimated fair value based upon forecasted discounted cash flows related to the Pliant IPR&D to the carrying value and determined there was a full impairment of $36.2 million. The Company recorded an impairment of the amortizable intangible assets and IPR&D assets totaling $83.2 million in the third quarter of fiscal year 2013, which was included in Impairment of acquisition-related intangible assets in the Condensed Consolidated Statements of Operations. The Company will continue to monitor for any events or circumstances that could indicate whether an impairment of the remaining $41.4 million of Pliant acquisition-related intangible assets is required. The amortization schedule for the remaining Pliant acquisition related intangible assets has been adjusted to fifteen months primarily based upon the estimated remaining cash flows.

The annual expected amortization expense of intangible assets as of September 29, 2013, excluding acquired IPR&D intangible assets, is presented below (in thousands):

	Estimated Amortization Expense
	Acquisition-related Intangible Assets	Technology Licenses and Patents
Fiscal year:
2013 (remaining three months)	$21,131	$5,665
2014	82,787	21,231
2015	48,114	20,055
2016	40,544	3,333
2017	24,656	—
Total intangible assets subject to amortization	$217,232	$50,284

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt (in thousands):

	September 29, 2013	December 30, 2012
1% Notes due 2013	$—	$928,061
Less: Unamortized bond discount	—	(21,353)
Net carrying amount of 1% Notes due 2013	—	906,708

1.5% Notes due 2017	1,000,000	1,000,000
Less: Unamortized bond discount	(180,319)	(210,087)
Net carrying amount of 1.5% Notes due 2017	819,681	789,913
Total convertible debt	819,681	1,696,621
Less: Convertible short-term debt	—	(906,708)
Convertible long-term debt	$819,681	$789,913

1% Convertible Senior Notes Due 2013. On May 15, 2013, the maturity date for the 1% Convertible Senior Notes due May 15, 2013 (“1% Notes due 2013”), the Company settled the 1% Notes due 2013 through an all-cash transaction for principal and accrued interest of $928.1 million and $4.6 million, respectively. As of the date of the redemption, the Company had no further obligations related to the 1% Notes due 2013. In connection with the maturity of the 1% Notes due 2013, the associated convertible bond hedge and warrant transactions also terminated, with no shares purchased under the convertible bond hedge agreement and no exercises of the warrants.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1% Notes due 2013 (in thousands):

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Contractual interest coupon	$—	$2,319	$3,481	$6,959
Amortization of bond issuance costs	—	695	1,014	2,087
Amortization of bond discount	—	13,515	21,022	39,816
Total interest cost recognized	$—	$16,529	$25,517	$48,862

The effective interest rate on the liability component of the 1% Notes due 2013 was 7.4% for the three months ended September 30, 2012 and nine months ended September 29, 2013 and September 30, 2012.

1.5% Convertible Senior Notes Due 2017. In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017 (“1.5% Notes due 2017”) at par. The 1.5% Notes due 2017 may be converted, under certain circumstances described below, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $52.37 per share). The 1.5% Notes due 2017 contains provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of September 29, 2013, the conversion rate was adjusted for dividends paid to date to 19.1687 shares of common stock per $1,000 principal amount of notes (which represents a conversion price of approximately $52.16 per share). The net proceeds to the Company from the sale of the 1.5% Notes due 2017 were $981.0 million.

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017. The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of September 29, 2013, the carrying value of the equity component of $294.0 million was unchanged from the date of issuance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1.5% Notes due 2017 (in thousands):

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Contractual interest coupon	$3,750	$3,750	$11,250	$11,250
Amortization of bond issuance costs	667	667	2,000	2,000
Amortization of bond discount	9,859	9,170	29,180	27,111
Total interest cost recognized	$14,276	$13,587	$42,430	$40,361

The effective interest rate on the liability component of the 1.5% Notes due 2017 was 6.85% for each of the three and nine months ended September 29, 2013 and September 30, 2012. The remaining unamortized bond discount of $180.3 million as of September 29, 2013 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 3.9 years.

Concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to acquire initially up to approximately 19.1 million shares of its common stock at an exercise price of $73.33 per share. The 1.5% Notes due 2017 contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. After adjusting for the dividends paid through September 29, 2013, holders of the warrants may acquire up to approximately 19.2 million shares of the Company’s common stock at a strike price of $73.0357 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. In addition, concurrent with the issuance of the 1.5% Notes due 2017, the Company entered into a convertible bond hedge transaction in which counterparties initially agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The 1.5% Notes due 2017 contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. After adjusting for the dividends paid through September 29, 2013, the counterparties may acquire up to approximately 19.2 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.16 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. As of September 29, 2013, the Company had not purchased any shares under this convertible bond hedge agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.	Share Repurchase Program

During the three months ended September 29, 2013, the Company’s Board of Directors increased the share repurchase program authorization by $2.50 billion, up to an aggregate amount of $3.75 billion for share repurchases. Under this program, shares repurchased are recorded as a reduction to capital in excess of par value and retained earnings in the Company’s Condensed Consolidated Balance Sheets. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended at any time at the Company’s discretion. As part of the share repurchase program, the Company has entered into, and may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that the Company make an up-front payment in exchange for the right to receive a fixed number of shares of its common stock upon execution of the agreement, with a potential increase or decrease in the number of shares at the end of the term of the agreement.

On July 31, 2013, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to purchase $1.0 billion of the Company’s common stock. In exchange for up-front payments totaling $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which will end between December 6, 2013 and April 8, 2014, at the financial institution’s discretion. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the purchase period based on the volume weighted average price of the Company’s stock during the period. During the three months ended September 29, 2013, 14.5 million shares under this ASR program were initially delivered to the Company. This does not represent the final number of shares to be delivered under the ASR. Depending on the average price of the Company’s common stock while the ASR is outstanding, upon the maturity of the ASR, the financial institution may be required to deliver additional shares to the Company or the Company may be required to deliver shares to the financial institution. The up-front payment of $1.0 billion was accounted for as a reduction to stockholders’ equity in the Company’s Condensed Consolidated Balance Sheet.

The Company reflected the ASR as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock. The forward contract met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.

In addition, from inception through September 29, 2013, the Company has repurchased on the open market 13.7 million shares for an aggregate purchase price of $673.3 million, of which 8.0 million shares for an aggregate purchase price of $439.3 million were repurchased during the nine months ended September 29, 2013.

As of September 29, 2013, $2.08 billion remains available for share repurchases under the Company’s share repurchase program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.	Stockholders’ Equity and Share-based Compensation

Dividends

Through September 29, 2013, the Company’s Board of Directors declared the following dividends:

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
			(In millions)
July 31, 2013	$0.225	August 12, 2013	$51.6	August 30, 2013

No dividends were declared or paid by the Company during the first two quarters of fiscal year 2013. On October 16, 2013, the Company announced a dividend of $0.225 per share for holders of record as of November 4, 2013 to be paid on November 25, 2013. Future dividends are subject to declaration by the Company’s Board of Directors.

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

2013 Incentive Plan. On June 12, 2013, the Company’s stockholders approved the 2013 Incentive Plan (“2013 Plan”). Shares of the Company’s common stock may be issued under the 2013 Plan pursuant to two separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights may be granted to officers and other employees, non-employee board members and independent consultants, and (ii)  the stock issuance and cash bonus program under which eligible persons may, at the discretion of the plan administrator, be issued shares of the Company’s common stock pursuant to restricted stock awards, restricted stock units or other share-based awards which vest upon the completion of a designated service period or the attainment of pre-established performance milestones, be awarded cash bonus opportunities which are earned through the attainment of pre-established performance milestones, or be issued shares of the Company’s common stock through direct purchase or as a bonus for services rendered to the Company. A total of 20,000,000 shares of the Company’s common stock have initially been reserved for issuance under the 2013 Plan. The 2013 Plan share reserve may be increased by up to 10,000,000 shares of common stock to the extent that outstanding share-based awards under the 1995 Stock Option Plan, the 1995 Non-Employee Directors Stock Option Plan, and the 2005 Incentive Plan expire, terminate or lapse, of which 142,777 shares of common stock as of September 29, 2013 had been added to the 2013 Plan share reserve. All options granted under the 2013 Plan are granted with an exercise price equal to the fair market value of the common stock on the date of grant and will expire seven years from the date of grant.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Valuation Assumptions

Option Plan Shares. The fair value of the Company’s stock options granted to employees, officers and non-employee board members, excluding unvested stock options assumed through acquisitions, was estimated using the following weighted average assumptions:

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Dividend yield	0% - 1.63%	None	0% - 1.63%	None
Expected volatility	0.35	0.45	0.37	0.43
Risk-free interest rate	1.21%	0.51%	0.73%	0.60%
Expected term	4.3 years	4.3 years	4.4 years	4.3 years
Estimated annual forfeiture rate	8.51%	8.59%	8.51%	8.59%
Weighted average fair value at grant date	$14.66	$15.39	$16.26	$16.63

Employee Stock Purchase Plan Shares. The fair value of the Company’s ESPP shares issued to employees was estimated using the following weighted average assumptions:

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Dividend yield	0% - 1.63%	None	0% - 1.63%	None
Expected volatility	0.35	0.44	0.34	0.41
Risk-free interest rate	0.08%	0.14%	0.11%	0.15%
Expected term	½ year	½ year	½ year	½ year
Weighted average fair value at purchase date	$13.72	$11.38	$13.08	$11.87

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of September 29, 2013 and changes during the nine months ended September 29, 2013 is presented below (in thousands, except for weighted average exercise price and remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at December 30, 2012	15,426	$40.73	3.2	$109,411
Granted	1,126	52.56
Exercised	(5,782)	34.56		117,358
Forfeited	(369)	43.39
Expired	(2,362)	60.70
Options assumed through acquisition	183	19.37
Options and SARs outstanding at September 29, 2013	8,222	40.36	4.2	161,027
Options and SARs vested and expected to vest after September 29, 2013, net of forfeitures	7,843	40.02	4.1	156,295
Options and SARs exercisable at September 29, 2013	4,325	35.15	3.1	107,227

At September 29, 2013, the total compensation cost related to stock options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $88.2 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.3 years. As of September 29, 2013, the Company had fully expensed all of its SARs awards.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plans during the nine months ended September 29, 2013 is presented below (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at December 30, 2012	3,077	$43.51	$131,622
Granted	2,448	52.68
Vested	(909)	41.94	47,403
Forfeited	(243)	46.28
Non-vested share units at September 29, 2013	4,373	48.83	213,544

As of September 29, 2013, the Company had approximately $149.2 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.8 years.

Employee Stock Purchase Plan. At September 29, 2013, there was approximately $2.6 million of total unrecognized compensation cost related to the Company’s ESPP that is expected to be recognized over a period of five months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense (in thousands):

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Share-based compensation expense by caption:
Cost of revenues	$2,716	$1,929	$6,880	$5,389
Research and development	13,142	10,379	37,486	31,029
Sales and marketing	5,241	3,794	13,813	11,057
General and administrative	4,831	3,848	14,146	11,808
Total share-based compensation expense	25,930	19,950	72,325	59,283
Total tax benefit recognized	(7,227)	(5,464)	(20,365)	(15,309)
Decrease in net income	$18,703	$14,486	$51,960	$43,974

Share-based compensation expense by type of award:
Stock options and SARs	$8,035	$8,550	$24,358	$27,192
RSUs	15,900	9,405	42,658	25,907
ESPP	1,995	1,995	5,309	6,184
Total share-based compensation expense	25,930	19,950	72,325	59,283
Total tax benefit recognized	(7,227)	(5,464)	(20,365)	(15,309)
Decrease in net income	$18,703	$14,486	$51,960	$43,974

Share-based compensation expense of $2.7 million and $1.8 million related to manufacturing personnel was capitalized into inventory as of September 29, 2013 and December 30, 2012, respectively.

The total grant date fair value of options and RSUs vested during the three and nine months ended September 29, 2013 and September 30, 2012 was as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Fair value of options vested	$7,018	$7,751	$28,868	$30,725
Fair value of RSUs vested	2,206	520	38,109	24,104
Total fair value of options and RSUs vested	$9,224	$8,271	$66,977	$54,829

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.	Provision for Income Taxes

The following table presents the provision for income taxes and the effective tax rate (in thousands, except percentages):

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Provision for income taxes	$126,697	$41,871	$316,030	$100,051
Effective tax rate	31.4%	35.4%	31.0%	32.9%

The provision for income taxes for the three and nine months ended September 29, 2013 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation, federal research and development (“R&D”) credit and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to the Company’s Irish, Chinese, Israeli and Japanese entities. Earnings in these countries, where tax rates are lower than the U.S. notional rate, contributed to the majority of the difference between the rate of the Company’s tax provision and the U.S. statutory tax rate. The lower effective tax rate for the nine months ended September 29, 2013, compared to the same period in fiscal year 2012, was attributable to a retroactively extended federal R&D tax credit for fiscal year 2012, availability of a federal R&D credit for fiscal year 2013, a settlement with the Israeli Tax Authority and changes in the composition of operating income by tax jurisdiction. As of September 29, 2013, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $184.2 million and $179.5 million as of September 29, 2013 and December 30, 2012, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $87.0 million at September 29, 2013. Income tax expense for the three and nine months ended September 29, 2013 and September 30, 2012 included interest and penalties of zero, $1.6 million, $0.8 million and $2.3 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Numerator for basic net income per share:
Net income	$276,859	$76,507	$704,877	$203,861
Denominator for basic net income per share:
Weighted average common shares outstanding	230,253	241,694	238,097	242,284
Basic net income per share	$1.20	$0.32	$2.96	$0.84

Numerator for diluted net income per share:
Net income	$276,859	$76,507	$704,877	$203,861
Denominator for diluted net income per share:
Weighted average common shares outstanding	230,253	241,694	238,097	242,284
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and ESPP (assuming proceeds would be used to purchase common stock), and RSUs	2,640	2,527	3,063	3,218
1.5% Notes due 2017	2,139	—	1,110	—
Shares used in computing diluted net income per share	235,032	244,221	242,270	245,502
Diluted net income per share	$1.18	$0.31	$2.91	$0.83

Anti-dilutive shares excluded from net income per share calculation	20,906	71,653	22,831	70,322

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt. Diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, ESPP and the 1.5% Notes due 2017. Certain common stock issuable under stock options, SARs and warrants have been omitted from the current year diluted net income per share calculation because their inclusion is considered anti-dilutive. Certain common stock issuable under stock options, SARs, warrants, the 1% Notes due 2013 and the 1.5% Notes due 2017 have been omitted from the prior year diluted net income per share calculation because their inclusion is considered anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Flash Partners. Flash Partners Ltd. (“Flash Partners”) was formed in fiscal year 2004. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan. As of September 29, 2013, the Company had notes receivable from Flash Partners of $157.7 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners with the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” At September 29, 2013 and December 30, 2012, the Company had an equity investment in Flash Partners of $204.4 million and $232.5 million, respectively, denominated in Japanese yen, offset by $30.3 million and $59.3 million, respectively, of cumulative translation adjustments recorded in AOCI. In the three and nine months ended September 29, 2013 and September 30, 2012, the Company recorded a basis adjustment of $0.1 million, $0.7 million, $0.5 million and $2.6 million, respectively, to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners. Flash Partner’s share of the Fab 3 fabrication facility is fully equipped.

Flash Alliance. Flash Alliance Ltd. (“Flash Alliance”) was formed in fiscal year 2006. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan. As of September 29, 2013, the Company had notes receivable from Flash Alliance of $346.0 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance with the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” At September 29, 2013 and December 30, 2012, the Company had an equity investment in Flash Alliance of $305.3 million and $342.0 million, respectively, denominated in Japanese yen, offset by $10.6 million and $53.7 million, respectively, of cumulative translation adjustments recorded in AOCI. In the three and nine months ended September 29, 2013 and September 30, 2012, the Company recorded a basis adjustment of $1.2 million, $6.2 million, $3.9 million and $11.7 million, respectively, to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance. Flash Alliance’s share of the Fab 4 fabrication facility is fully equipped.

Flash Forward. Flash Forward Ltd. (“Flash Forward”) was formed in fiscal year 2010. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan. Fab 5 is to be built in two phases. As of September 29, 2013, over half of the Phase 1 building has been equipped with wafer capacity or equipment required to enable technology transition of the Flash Ventures’ wafer capacity. The Company regularly seeks to enhance wafer output through productivity improvements. In addition to what it may obtain through these improvements, the Company is currently evaluating the timing of a limited increase in wafer output in fiscal year 2014. The Company and Toshiba each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps. Construction of the Phase 2 shell of the Fab 5 wafer fabrication facility is underway with expected completion in mid-2014. The Phase 2 shell is intended to be used primarily for technology transition of the existing Flash Ventures wafer capacity to 1Y and 1Z technology nodes and for a Bit-cost scaleable 3-Dimensional NAND (“BiCS”) pilot line.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 29, 2013, the Company had notes receivable from Flash Forward of $142.5 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward with the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” At September 29, 2013 and December 30, 2012, the Company had an equity investment in Flash Forward of $59.1 million and $65.7 million, respectively, denominated in Japanese yen, offset by ($12.0) million and ($3.7) million, respectively, of cumulative translation adjustments recorded in AOCI.

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

Off-Balance Sheet Liabilities

Flash Ventures. The Flash Ventures sell and lease back from a consortium of financial institutions (“lessors”) a portion of their tools and have entered into equipment master lease agreements totaling 162.6 billion Japanese yen, or approximately $1.66 billion based upon the exchange rate at September 29, 2013. As of September 29, 2013, the total amount outstanding from these master leases was 111.1 billion Japanese yen, or approximately $1.13 billion based upon the exchange rate at September 29, 2013, of which the amount of the Company’s guarantee obligation of the Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 55.5 billion Japanese yen, or approximately $565 million based upon the exchange rate at September 29, 2013.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of September 29, 2013, Flash Ventures was in compliance with all of its master lease covenants. If the Company’s stockholders’ equity falls below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantees under such Flash Ventures master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both original and refinanced leases) in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at September 29, 2013.

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Yen in billions)	(Dollars in thousands)
Flash Partners
April 2010	Refinanced	¥1.1	$11,145	2014
January 2011	Refinanced	1.8	18,382	2014
November 2011	Refinanced	5.0	51,100	2014
March 2012	Refinanced	3.6	36,177	2015
		11.5	116,804
Flash Alliance
March 2012	Original	7.5	76,988	2017
July 2012	Refinanced	14.3	145,280	2017
		21.8	222,268
Flash Forward
November 2011	Original	11.9	121,217	2016
March 2012	Original	7.5	76,296	2017
July 2012	Original	2.8	28,493	2017
		22.2	226,006
Total guarantee obligations		¥55.5	$565,078

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of September 29, 2013 in U.S. dollars based upon the yen/dollar exchange rate at September 29, 2013 (in thousands).

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$159,743	$18,596	$178,339
Year 2	124,329	33,360	157,689
Year 3	83,858	11,638	95,496
Year 4	44,988	72,891	117,879
Year 5	4,777	10,898	15,675
Total guarantee obligations	$417,695	$147,383	$565,078

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of September 29, 2013, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers and employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 29, 2013 or December 30, 2012, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Ventures infringe third-party patents. The Company has not made any indemnification payments under any such agreements. As of September 29, 2013, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at September 29, 2013, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of September 29, 2013 are as follows (in thousands):

	Total		1 Year or Less (Remaining 3 months in Fiscal 2013)	2 – 3 Years (Fiscal 2014 and 2015)	4 – 5 Years (Fiscal 2016 and 2017)	More than 5 Years (Beyond Fiscal 2017)
Facility and other operating leases	$18,970	(4)	$2,036	$12,391	$3,926	$617
Flash Partners (1)	416,938	(4)(5)	44,040	247,221	107,167	18,510
Flash Alliance (1)	1,439,822	(4)(5)	88,637	919,801	333,402	97,982
Flash Forward (1)	981,164	(4)(5)	114,048	533,915	245,176	88,025
Toshiba research and development	76,169	(4)	22,576	53,593	—	—
Capital equipment purchase commitments	163,275		162,706	569	—	—
1.5% Convertible senior notes principal and interest (2)	1,060,000		—	30,000	1,030,000	—
Operating expense commitments	53,127		45,852	7,244	31	—
Noncancelable production purchase commitments (3)	263,288	(4)	263,267	21	—	—
Total contractual cash obligations	$4,472,753		$743,162	$1,804,755	$1,719,702	$205,134
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

(4)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at September 29, 2013.

(5)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

The Company has excluded $203.0 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at September 29, 2013. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are as follows (in thousands):

September 29, 2013
Guarantee of Flash Ventures equipment leases (1)	$565,078
————

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 55.5 billion Japanese yen, or approximately $565 million based upon the exchange rate at September 29, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2014 through fiscal year 2019. Future minimum lease payments are presented below (in thousands):

September 29, 2013
Fiscal year:
2013 (remaining three months)	$2,169
2014	7,410
2015	6,086
2016	2,699
2017	1,373
2018 and thereafter	617
20,354
Sublease income to be received in the future under noncancelable subleases	(1,384)
Net operating leases	$18,970

Net rent expense was as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Rent expense, net	$1,624	$1,712	$4,797	$4,510

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12.	Related Parties and Strategic Investments

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

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures totaling $461.6 million, $1.40 billion, $708.5 million and $2.14 billion in the three and nine months ended September 29, 2013 and September 30, 2012, respectively. The Company received loan repayments from Flash Ventures of zero, $73.4 million, $146.1 million and $357.9 million in the three and nine months ended September 29, 2013 and September 30, 2012, respectively. At September 29, 2013 and December 30, 2012, the Company had accounts payable balances due to Flash Ventures of $163.8 million and $214.5 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below (in millions).

	September 29, 2013	December 30, 2012
Notes receivable	$646	$820
Equity investments	569	640
Operating lease guarantees	565	926
Prepayments	15	26
Maximum loss exposure	$1,795	$2,412

Solid State Storage Solutions, Inc. Solid State Storage Solutions, Inc. (“S4”) is a venture with third parties to license intellectual property. S4 qualifies as a variable interest entity. The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented. The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities. S4’s assets and liabilities were not material to the Company’s Condensed Consolidated Balance Sheets as of September 29, 2013 and December 30, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13.	Business Acquisition

SMART Storage Systems. On August 22, 2013, the Company completed its acquisition of SMART Storage, a developer of enterprise solid state drives. The Company expects this acquisition to enhance its enterprise storage product portfolio. The Company acquired 100% of the outstanding shares of SMART Storage through an all-cash transaction. The total purchase price was comprised of the following (in thousands):

Purchase Price
Cash consideration	$304,982
Estimated fair value of replacement stock options related to precombination service	136
Total purchase price	$305,118

The Company assumed all unvested outstanding SMART Storage stock options, which were converted into options to purchase an aggregate of 0.2 million shares of the Company’s common stock. The fair value of these unvested stock options was determined using the Black-Scholes-Merton valuation model. The Company records the fair value of unvested replacement stock options that relate to post-combination services as operating expense over the remaining service periods.

Net Tangible Assets. The allocation of the SMART Storage purchase price to the tangible assets acquired and liabilities acquired as of August 22, 2013 is summarized below (in thousands):

Acquired Tangible Assets and Liabilities
Cash	$804
Accounts receivable, net	7,827
Inventory	29,331
Deferred taxes - current	921
Other current assets	28,002
Property and equipment	5,734
Deferred taxes - non-current	3,338
Other non-current assets	149
Total assets	76,106

Accounts payable	(11,746)
Other current liabilities	(34,538)
Non-current liabilities	(8,979)
Total liabilities	(55,263)
Net tangible assets	$20,843

An existing $25.5 million liability that SMART Storage owed SMART Holdings, (the “Seller”), was not settled prior to the closing of the acquisition of SMART Storage in accordance with the purchase agreement and remained outstanding as of September 29, 2013. The Seller is contractually obligated to refund $25.5 million of the purchase price for this unsettled liability. The purchase price refund receivable and unsettled liability are recorded gross in Other current assets and Other current liabilities of the acquired tangible assets and liabilities of SMART Storage, respectively, as the Company does not have the legal right to offset. The Company expects these amounts to be settled in the fourth quarter of fiscal year 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Price Allocation. The total purchase price was allocated to SMART Storage’s net tangible and intangible assets based upon their estimated fair values as of August 22, 2013. The excess purchase price over the value of the net tangible liabilities and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management. These estimates include those related to the forecast used to value the intangible assets assumed, including the allocation of developed technology and in-process research and development, and the fair value of inventory and obligations related to excess committed purchases. The purchase price allocation is preliminary and the measurement period is open pending final adjustments to the opening net assets acquired.

The following table presents the allocation of the SMART Storage purchase price (in thousands):

Purchase Price Allocation
Net tangible assets	$20,843
Intangible assets:
Developed technology	146,100
Trademarks	8,500
Customer relationships	7,600
In-process research and development	6,300
Total intangible assets	168,500
Goodwill	115,775
Total purchase price	$305,118

The total weighted-average amortization period for finite-lived intangible assets is 3.9 years. The intangible assets are amortized based on the period when the economic benefits of the intangible assets are expected to be utilized, which is straight-line. The goodwill resulted from expected synergies from the transaction, including the Company’s supply of NAND flash and complementary products, which will enhance the Company’s overall product portfolio. Goodwill is not deductible for tax purposes. The Company did not record a deferred tax liability due to certain tax incentives awarded by the Malaysian government.

Acquisition-related costs of $2.9 million during the nine months ended September 29, 2013 were related to legal, regulatory and accounting fees, and were expensed to General and administrative expense in the Condensed Consolidated Statement of Operations. SMART Storage’s prior period financial results are not considered material to the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14.	Litigation

From time to time, the Company is involved in various litigation, including those described below, among others. The litigation proceedings in which the Company is involved from time to time may include matters such as intellectual property, antitrust, commercial, labor, class action, and insurance disputes. The semiconductor industry is characterized by significant litigation seeking to enforce patent and other intellectual property rights. The Company has enforced and likely will continue to enforce its own intellectual property rights through litigation and related proceedings.

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

On May 3, 2012, Round Rock filed an action in the U.S. District Court for the District of Delaware alleging that the Company infringed eleven patents, and subsequently filed an amended complaint alleging that SanDisk’s infringement was willful. The parties agreed to dismiss one patent from this Delaware lawsuit that was also being litigated in the California case described above. Discovery is underway. Trial is currently scheduled to begin on January 20, 2015.

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss which resulted in Dr. Harari being dismissed as a defendant. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) for the portion of the District Court’s Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On November 20, 2012, the Federal Circuit affirmed the District Court’s order denying SanDisk’s motion to dismiss. On December 2, 2012, the Federal Circuit issued its mandate returning the case to the District Court. Discovery is now open in the District Court. On February 20, 2013, Ritz filed a motion requesting that Albert Giuliano, the Chapter 7 Trustee of the Ritz bankruptcy estate, be substituted as the plaintiff in this case, which the District Court granted on July 5, 2013. On October 1, 2013, the District Court granted the Trustee’s motion for leave to file a third amended complaint, which adds CPM Electronics Inc. and E.S.E. Electronics, Inc. as named plaintiffs.

Samsung Federal Antitrust Action Against Panasonic and SD-3C. On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action in the U.S. District Court for the Northern District of California (the “District Court”) alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and SD-3C, LLC (“SD-3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws relating to the licensing practices and operations of SD-3C. The complaint seeks an injunction against collection of Secure Digital (“SD”) card royalties, treble damages, restitution, pre- and post-judgment interest, costs, and attorneys’ fees, as well as a declaration that Panasonic and SD-3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable. The Company is not named as a defendant in this case, but it established SD-3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Company. As a member of SD-3C, the Company may be responsible for a portion of any monetary award. Other requested relief, including an injunction or declaration of patent misuse, could result in a loss of revenue to the Company. Defendants filed a motion to dismiss on September 24, 2010, and Samsung filed a First Amended Complaint (“FAC”) on October 14, 2010. On August 25, 2011, the District Court dismissed the patent misuse claim with prejudice, but gave Samsung leave to amend its other claims. On January 3, 2012, the District Court granted defendants’ motion to dismiss Samsung’s complaint without leave to amend. Samsung has appealed, dated January 25, 2012. The briefing on appeal is complete and a hearing date has been set for December 5, 2013.

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California (the “District Court”) on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, Panasonic, Toshiba, and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antirust and unfair competition laws, and common law. The complaint seeks an injunction of the challenged conduct, dissolution of “the cooperation agreements, joint ventures and/or cross-licenses alleged herein,” treble damages, restitution, disgorgement, pre- and post-judgment interest, costs, and attorneys’ fees. Plaintiffs allege that the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On May 21, 2012, the District Court granted Defendants’ motion to dismiss the complaint with prejudice. Plaintiffs have appealed. Briefing on the appeal was completed on June 21, 2013. Oral argument has been set for December 5, 2013.

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

We strive to continuously reduce the cost of NAND flash memory in order to enable us to profitably grow our business, supply a diverse set of customers and channels, and continue to grow our markets. A key component of our ability to reduce the cost of NAND flash memory is our ability to continue to transition our NAND flash memory process technology to smaller nodes. We currently expect to be able to continue to scale our current NAND flash memory architecture, also known as 2-Dimensional NAND, or 2D NAND, through at least two more technology nodes (1Y-nanometer and 1Z-nanometer), but beyond that there is no certainty that further technology scaling can be achieved cost-effectively with the 2D NAND flash memory architecture. We continue to invest in future generations of 2D NAND flash memory, and we are also pursuing alternative technologies, such as 3-Dimensional NAND, or 3D NAND, and 3-Dimensional resistive RAM, or 3D ReRAM, technologies, both of which we believe may be viable alternatives to 2D NAND flash memory when 2D NAND flash memory can no longer cost-effectively scale at a sufficient rate, or at all. However, even when 2D NAND flash memory can no longer scale further, we expect 2D NAND flash memory and potential alternative technologies to coexist for an extended period of time.

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

We expect that industry bit supply growth for fiscal year 2013 will be approximately 40%, significantly lower than in fiscal year 2012, and that our bit supply growth for fiscal year 2013 will be approximately 20%. We believe the reduced rate of industry bit supply growth is contributing to a healthy supply/demand balance and therefore a shallower rate of price decline, and will continue to do so for the remainder of fiscal year 2013. Our revenue for fiscal year 2013 will be influenced primarily by our bit supply growth, industry pricing trends and the mix of our product sales. We currently expect industry bit supply growth for 2014 to be similar to the growth rate in 2013, contributing to a continued healthy supply/demand balance. We expect our bit supply growth for fiscal year 2014 to be between 25% and 35%, which includes any potential addition to our wafer output.

As part of our efforts to continuously reduce the cost of NAND flash memory, we are currently focused on transitioning our products to 19‑nanometer and 1Y‑nanometer technologies and we plan to transition to 1Z-nanometer technology beginning in the late 2014 and 2015 timeframe. 1Y‑nanometer and subsequent technology nodes will have increased manufacturing equipment requirements, which will impact the cost reduction benefits obtainable through these technologies. We continue to develop our 3D NAND technology, which we have referred to as BiCS, which we view as a medium-term alternative technology to 2D NAND flash memory, and 3D ReRAM, which we view as a potential successor to NAND technology. As we progress with our 3D NAND development, we are evaluating and modifying certain aspects of our technology architecture to optimize for manufacturability, scalability, cost and product specifications, targeting a broader range of applications. We continue to target pilot production for our 3D NAND in 2015 and volume ramp of our 3D NAND products in 2016. Some of our competitors have announced the launch of 3D NAND technologies, such as 3D vertical NAND, or 3D VNAND, with volume production beginning in 2014. At this time, these technologies are still emerging and it is unclear how these new technologies will compare to our 3D NAND technology and what implications 3D VNAND or other 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. We believe that continued 2D NAND scaling is the most efficient method of reducing NAND costs in the near term and addressing the broadest range of market opportunities and therefore continue to focus on scaling 2D NAND flash memory at least through the 1Y-nanometer and 1Z-nanometer technology nodes while we work on alternative technologies, primarily 3D NAND and 3D ReRAM, in parallel.

Convertible Notes

In the second quarter of fiscal year 2013, we settled our 1% Notes due 2013 in cash for $928.1 million principal plus $4.6 million of accrued interest. In addition, the associated convertible bond hedge transaction was terminated, with no shares purchased and the associated warrants expired unexercised.

Acquisitions

In August 2013, we acquired SMART Storage Systems, or SMART Storage, a developer of enterprise solid state drives, or SSDs, for $305.1 million, which we expect will enhance our enterprise storage product portfolio.

Dividend and Share Repurchase Program

In the third quarter of fiscal year 2013, we paid a cash dividend of $0.225 per common share. On October 16, 2013, we announced a dividend of $0.225 per share for holders of record as of November 4, 2013, to be paid on November 25, 2013. We expect to continue to pay quarterly dividends of $0.225 per common share each quarter, subject to declaration by our Board of Directors.

During the third quarter of fiscal year 2013, our Board of Directors increased the share repurchase program authorization by $2.50 billion, up to an aggregate amount of $3.75 billion for share repurchases. In the third quarter of fiscal year 2013, we entered into an accelerated share repurchase, or ASR, agreement with a financial institution to purchase $1.0 billion of our common stock. In exchange for an up-front payment totaling $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which will end between December 6, 2013 and April 8, 2014, at the financial institution’s discretion. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted average price of our common stock during that period. During the third quarter of fiscal year 2013, 14.5 million shares were initially delivered to us by the financial institution. This does not represent the final number of shares to be delivered under the ASR. Depending on the average price of our common stock while the ASR is outstanding, upon the maturity of the ASR, the financial institution may be required to deliver additional shares to us or we may be required to deliver shares to the financial institution. The up-front payment of $1.0 billion was accounted for as a reduction to stockholders’ equity in our Condensed Consolidated Balance Sheet.

Impairments

In the third quarter of fiscal year 2013, we recorded impairment charges of $47.0 million related to amortizable intangible assets and $36.2 million related to an in-process research and development intangible asset, both from the acquisition of Pliant Technology, Inc., or Pliant. These impairment charges stem primarily from our decision to integrate more of the SMART Storage architecture and technology into our future enterprise product roadmap, and from the delay of our next-generation SSD platform built on the Pliant technology.

Results of Operations

	Three months ended				Nine months ended
	September 29, 2013	% of Revenues	September 30, 2012	% of Revenues	September 29, 2013	% of Revenues	September 30, 2012	% of Revenues
	(In millions, except percentages)
Revenues	$1,625.1	100.0%	$1,273.2	100.0%	$4,442.1	100.0%	$3,511.0	100.0%
Cost of revenues	812.9	50.0%	880.5	69.2%	2,401.9	54.0%	2,398.1	68.3%
Amortization of acquisition-related intangible assets	10.2	0.6%	9.8	0.7%	29.9	0.7%	32.7	0.9%
Total cost of revenues	823.1	50.6%	890.3	69.9%	2,431.8	54.7%	2,430.8	69.2%
Gross profit	802.0	49.4%	382.9	30.1%	2,010.3	45.3%	1,080.2	30.8%
Operating expenses
Research and development	183.8	11.3%	150.3	11.8%	527.0	11.8%	443.7	12.6%
Sales and marketing	72.3	4.5%	57.9	4.5%	195.0	4.4%	159.2	4.5%
General and administrative	49.1	3.0%	40.2	3.2%	141.1	3.2%	110.5	3.2%
Amortization of acquisition-related intangible assets	5.1	0.4%	2.4	0.2%	9.2	0.2%	6.7	0.2%
Impairment of acquisition-related intangible assets	83.2	5.1%	—	—	83.2	1.9%	—	—
Total operating expenses	393.5	24.3%	250.8	19.7%	955.5	21.5%	720.1	20.5%
Operating income	408.5	25.1%	132.1	10.4%	1,054.8	23.8%	360.1	10.3%
Other income (expense), net	(4.9)	(0.3%)	(13.7)	(1.1%)	(33.9)	(0.8%)	(56.2)	(1.6%)
Income before income taxes	403.6	24.8%	118.4	9.3%	1,020.9	23.0%	303.9	8.7%
Provision for income taxes	126.7	7.8%	41.9	3.3%	316.0	7.1%	100.0	2.9%
Net income	$276.9	17.0%	$76.5	6.0%	$704.9	15.9%	$203.9	5.8%

Revenues by Channel

	Three months ended					Nine months ended
	September 29, 2013	% of Revenues	September 30, 2012	% of Revenues	Percent Change	September 29, 2013	% of Revenues	September 30, 2012	% of Revenues	Percent Change
	(In millions, except percentages)
Commercial	$1,052.7	64.8%	$788.7	61.9%	33.5%	$2,842.0	64.0%	$2,223.5	63.3%	27.8%
Retail	572.4	35.2%	484.5	38.1%	18.1%	1,600.1	36.0%	1,287.5	36.7%	24.3%
Total revenues	$1,625.1	100.0%	$1,273.2	100.0%	27.6%	$4,442.1	100.0%	$3,511.0	100.0%	26.5%

The increase in our revenues for the three months ended September 29, 2013, compared to the three months ended September 30, 2012, was due primarily to an increase in gigabytes sold of 14% and an increase in average selling price per gigabyte of 12%. The increase in our average selling price per gigabyte in the third quarter of fiscal year 2013, compared to the third quarter of fiscal year 2012, was due to an increased mix of embedded products and SSDs, as well as product price increases. Commercial revenues in the three months ended September 29, 2013, compared to the three months ended September 30, 2012, reflect significantly increased sales of client and enterprise SSDs and embedded products, partially offset by a decrease in revenue from cards for the mobile market and wafers and components. Retail product revenues in the three months ended September 29, 2013, compared to the three months ended September 30, 2012, increased primarily as a result of higher sales of cards for mobile devices and USB drives.

The increase in our revenues for the nine months ended September 29, 2013, compared to the nine months ended September 30, 2012, was due primarily to an increase in gigabytes sold of 27% and flat average selling price per gigabyte. Commercial revenues in the nine months ended September 29, 2013, compared to the nine months ended September 30, 2012, reflect significantly increased sales of SSDs and embedded products for mobile devices, partially offset by a decrease in revenue from cards for the mobile market, wafers and components and gaming cards. Retail product revenues in the nine months ended September 29, 2013, compared to the nine months ended September 30, 2012, increased primarily as a result of higher sales of cards for mobile devices, USB drives and SSDs.

Our ten largest customers represented approximately 53% and 50% of our total revenues in the three and nine months ended September 29, 2013, respectively, compared to 46% and 40% in the three and nine months ended September 30, 2012, respectively. One customer represented 23% and 16% of our total revenues in the three months ended September 29, 2013 and September 30, 2012, respectively. Two customers represented 20% and 10% of our total revenues in the nine months ended September 29, 2013. One customer represented 16% of our total revenues in the nine months ended September 30, 2012.

Geographical Revenues

	Three months ended					Nine months ended
	September 29, 2013	% of Revenues	September 30, 2012	% of Revenues	Percent Change	September 29, 2013	% of Revenues	September 30, 2012	% of Revenues	Percent Change
	(In millions, except percentages)
United States	$213.7	13.1%	$173.9	13.7%	22.9%	$617.2	13.9%	$503.5	14.3%	22.6%
Asia-Pacific	1,134.4	69.8%	887.9	69.7%	27.8%	3,082.8	69.4%	2,379.2	67.8%	29.6%
Europe, Middle East and Africa	187.8	11.6%	153.7	12.1%	22.2%	538.0	12.1%	461.9	13.2%	16.5%
Other foreign countries	89.2	5.5%	57.7	4.5%	54.6%	204.1	4.6%	166.4	4.7%	22.7%
Total revenues	$1,625.1	100.0%	$1,273.2	100.0%	27.6%	$4,442.1	100.0%	$3,511.0	100.0%	26.5%

For the three months ended September 29, 2013, compared to the three months ended September 30, 2012, our U.S. revenues increased primarily as a result of increased sales of SSDs and USB drives. The increase in Asia-Pacific revenues was due primarily to increased SSDs and embedded products, partially offset by a decrease in sales of mobile cards and wafers and components. The increase in revenues in Europe, Middle East and Africa was due primarily to increased sales of mobile cards, USB drives and SSDs. The increase in revenues in Other foreign countries was due primarily to increased sales of USB drives and mobile cards. Our revenues are designated based on the geographic location where the product is delivered, or in the case of license and royalty revenue, the location of the headquarters of the licensee, and therefore may not be indicative of the actual demand in those regions.

For the nine months ended September 29, 2013, compared to the nine months ended September 30, 2012, our U.S. revenues increased primarily as a result of increased sales of SSDs and mobile cards. The increase in Asia-Pacific revenues was due primarily to increased sales of SSDs, mobile embedded products and USB drives, partially offset by a decrease in sales of OEM mobile and gaming cards and wafers and components. The increase in revenues in Europe, Middle East and Africa was due primarily to increased sales of mobile cards, SSDs and USB drives, partially offset by a decline in sales of embedded products. The increase in revenues in Other foreign countries was due primarily to increased sales of mobile cards and USB drives.

Gross Profit and Margin

	Three months ended			Nine months ended
	September 29, 2013	September 30, 2012	Percent Change	September 29, 2013	September 30, 2012	Percent Change
	(In millions, except percentages)
Gross profit	$802.0	$382.9	109.5%	$2,010.3	$1,080.2	86.1%
Gross margin	49.4%	30.1%		45.3%	30.8%

The increase in gross margin for the three months ended September 29, 2013, compared to the three months ended September 30, 2012, was due primarily to an increase in average selling price per gigabyte of 12% and a reduction in cost per gigabyte of (19%). The reduction in cost per gigabyte from the prior year was primarily due to our wafer production transition from 24‑nanometer to 19‑nanometer technology and the weakening of the Japanese yen to the U.S. dollar which reduced the cost of wafer purchases denominated in Japanese yen. This was partially offset by an increase in non-flash memory costs. Non-flash memory costs increased as a result of an increased sales mix of SSDs and multi-chip package products, which have higher non-flash memory costs than most of our other products.

The increase in gross margin for the nine months ended September 29, 2013, compared to the nine months ended September 30, 2012, was due primarily to reductions in cost per gigabyte of (21%) with flat average selling price per gigabyte. The reduction in cost per gigabyte from the prior year was primarily due to our wafer production transition from 24‑nanometer to 19‑nanometer technology and the weakening of the Japanese yen to the U.S. dollar which reduced the cost of wafer purchases denominated in Japanese yen, partially offset by an increase in non-flash memory costs. Non-flash memory costs increased as a result of an increased sales mix of SSDs and multi-chip package products, which have higher non-flash memory costs than most of our other products.

Research and Development

	Three months ended			Nine months ended
	September 29, 2013	September 30, 2012	Percent Change	September 29, 2013	September 30, 2012	Percent Change
	(In millions, except percentages)
Research and development	$183.8	$150.3	22.3%	$527.0	$443.7	18.8%
Percent of revenues	11.3%	11.8%		11.8%	12.6%

The increase in our research and development expense for the three months ended September 29, 2013, compared to the three months ended September 30, 2012, was due primarily to higher employee-related costs of $32 million, which includes increased incentive compensation of $17 million, increased salary and benefits of $12 million and increased share-based compensation of $3 million. The increase in employee-related costs was due primarily to increased headcount.

The increase in our research and development expense for the nine months ended September 29, 2013, compared to the nine months ended September 30, 2012, was due primarily to higher employee-related costs of $79 million, which includes, increased incentive compensation of $42 million, increased salary and benefits of $30 million and increased share-based compensation of $7 million. The increase in employee-related costs was due primarily to increased headcount.

Incentive compensation expense was higher in the three and nine months ended September 29, 2013, compared to the three and nine months ended September 30, 2012, due to improved financial and operational performance.

Sales and Marketing

	Three months ended			Nine months ended
	September 29, 2013	September 30, 2012	Percent Change	September 29, 2013	September 30, 2012	Percent Change
	(In millions, except percentages)
Sales and marketing	$72.3	$57.9	24.9%	$195.0	$159.2	22.5%
Percent of revenues	4.5%	4.5%		4.4%	4.5%

The increase in our sales and marketing expense for the three months ended September 29, 2013, compared to the three months ended September 30, 2012, was due primarily to higher employee-related costs of $13 million, which includes increased incentive compensation of $6 million, increased salary and benefits of $5 million and increased share-based compensation of $2 million. The increase in employee-related costs was due primarily to increased headcount.

The increase in our sales and marketing expense for the nine months ended September 29, 2013, compared to the nine months ended September 30, 2012, was due primarily to higher employee-related costs of $33 million, which includes increased incentive compensation of $15 million, increased salary and benefits of $15 million and increased share-based compensation of $3 million. The increase in employee-related costs was due primarily to increased headcount. In addition, branding, merchandising and other expenses increased by $3 million.

Incentive compensation expense was higher in the three and nine months ended September 29, 2013, compared to the three and nine months ended September 30, 2012, due to improved financial and operational performance.

General and Administrative

	Three months ended			Nine months ended
	September 29, 2013	September 30, 2012	Percent Change	September 29, 2013	September 30, 2012	Percent Change
	(In millions, except percentages)
General and administrative	$49.1	$40.2	22.1%	$141.1	$110.5	27.7%
Percent of revenues	3.0%	3.2%		3.2%	3.2%

The increase in our general and administrative expense for the three months ended September 29, 2013, compared to the three months ended September 30, 2012, was due primarily to higher employee-related costs of $7 million which includes increased incentive compensation expense of $4 million and salary and benefits of $3 million, increased charitable expense of $3 million and increased other outside services of $2 million, partially offset by a decrease in bad debt expense of ($2) million.

The increase in our general and administrative expense for the nine months ended September 29, 2013, compared to the nine months ended September 30, 2012, was due primarily to higher employee-related costs of $14 million which includes increased incentive compensation expense of $9 million and salary and benefits of $5 million, one-time insurance recoveries of legal fees of ($5) million in the first quarter of fiscal year 2012, increased charitable expense of $7 million and increased other outside service expenses of $3 million.

Incentive compensation expense was higher in the three and nine months ended September 29, 2013, compared to the three and nine months ended September 30, 2012, due to improved financial performance.

Amortization of Acquisition-related Intangible Assets

	Three months ended			Nine months ended
	September 29, 2013	September 30, 2012	Percent Change	September 29, 2013	September 30, 2012	Percent Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$5.1	$2.4	112.5%	$9.2	$6.7	37.3%
Percent of revenues	0.4%	0.2%		0.2%	0.2%

Amortization of acquisition-related intangible assets in the three and nine months ended September 29, 2013, compared to the three and nine months ended September 30, 2012, reflected higher amortization of intangible assets from our SMART Storage acquisition in the third quarter of fiscal year 2013, partially offset by lower amortization of intangible assets from our Pliant Technology, Inc., or Pliant, acquisition, as two intangible assets became fully amortized during the second quarter of fiscal year 2013. In addition, intangible assets from our Matrix Semiconductor, Inc. acquisition became fully amortized during the first quarter of fiscal year 2012.

Impairment of Acquisition-related Intangible Assets

	Three months ended			Nine months ended
	September 29, 2013	September 30, 2012	Percent Change	September 29, 2013	September 30, 2012	Percent Change
	(In millions, except percentages)
Impairment of acquisition-related intangible assets	$83.2	$—	**	$83.2	$—	**
Percent of revenues	5.1%	—		1.9%	—
————
** Amount not applicable

Impairment of acquisition-related intangible assets in the three and nine months ended September 29, 2013, compared to the three and nine months ended September 30, 2012, reflected an impairment of amortizable intangible assets and in-process research and development from our Pliant acquisition.

Other Income (Expense), net

	Three months ended			Nine months ended
	September 29, 2013	September 30, 2012	Percent Change	September 29, 2013	September 30, 2012	Percent Change
	(In millions, except percentages)
Interest income	$11.3	$14.7	(23.1%)	$37.0	$44.7	(17.2%)
Interest expense	(14.2)	(30.1)	52.8%	(67.9)	(89.2)	23.9%
Other income (expense), net	(2.0)	1.7	**	(3.0)	(11.7)	74.4%
Total other income (expense), net	$(4.9)	$(13.7)	64.2%	$(33.9)	$(56.2)	39.7%
————
** Amount not meaningful

“Total other income (expense), net” for the three months ended September 29, 2013 reflected a lower net expense, compared to the three months ended September 30, 2012, due primarily to lower interest expense as a result of the repayment of our 1% Notes due 2013 in the second quarter of fiscal year 2013, and a charge incurred by Flash Ventures included in “Other income (expense)” in the third quarter of fiscal year 2013.

“Total other income (expense), net” for the nine months ended September 29, 2013 reflected a lower net expense, compared to the nine months ended September 30, 2012, due primarily to a charge incurred by Flash Ventures and losses on non-designated foreign exchange contracts included in “Other income (expense)” in the first quarter of fiscal year 2012 that did not recur in fiscal year 2013, and lower interest expense as a result of the repayment of our 1% Notes due 2013 in the second quarter of fiscal year 2013.

Provision for Income Taxes

	Three months ended			Nine months ended
	September 29, 2013	September 30, 2012	Percent Change	September 29, 2013	September 30, 2012	Percent Change
	(In millions, except percentages)
Provision for income taxes	$126.7	$41.9	202.4%	$316.0	$100.0	216.0%
Effective tax rate	31.4%	35.4%		31.0%	32.9%

The provision for income taxes for the three and nine months ended September 29, 2013 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation, federal research and development, or R&D, credit and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to our Irish, Chinese, Israeli and Japanese entities. Earnings in these countries, where tax rates are lower than the U.S. notional rate, contributed to the majority of the difference between the rate of our tax provision and the U.S. statutory tax rate. The lower effective tax rate for the nine months ended September 29, 2013, compared to the same period in fiscal year 2012, was attributable to a retroactively extended federal R&D tax credit for fiscal year 2012, availability of a federal R&D credit for fiscal year 2013, a settlement with the Israeli Tax Authority and changes in the composition of operating income by tax jurisdiction. As of September 29, 2013, we believe that most of our deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $184.2 million and $179.5 million as of September 29, 2013 and December 30, 2012, respectively. Unrecognized tax benefits that would impact our effective tax rate in the future were approximately $87.0 million at September 29, 2013. Income tax expense for the three and nine months ended September 29, 2013 and September 30, 2012 included interest and penalties of zero, $1.6 million, $0.8 million and $2.3 million, respectively.

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

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In millions except per share and share amounts)
Net income	$276.9	$76.5	$704.9	$203.9
Share-based compensation	25.9	20.0	72.3	59.3
Amortization of acquisition-related intangible assets	15.3	12.2	39.1	39.4
Impairment of acquisition-related intangible assets	83.2	—	83.2	—
Convertible debt interest	9.9	22.7	50.2	66.9
Income tax adjustments	(40.5)	(13.6)	(73.1)	(44.3)
Non-GAAP net income	$370.7	$117.8	$876.6	$325.2

Diluted net income per share	$1.18	$0.31	$2.91	$0.83
Share-based compensation	0.11	0.08	0.30	0.24
Amortization of acquisition-related intangible assets	0.07	0.05	0.16	0.16
Impairment of acquisition-related intangible assets	0.36	—	0.35	—
Convertible debt interest	0.04	0.09	0.21	0.27
Income tax adjustments	(0.17)	(0.05)	(0.30)	(0.18)
Non-GAAP diluted net income per share	$1.59	$0.48	$3.63	$1.32

Reconciliation of Diluted Shares.

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
GAAP diluted shares	235,032	244,221	242,270	245,502
Adjustment for share-based compensation	363	66	248	(30)
Offsetting shares from bond hedge	(2,139)	—	(1,110)	—
Non-GAAP diluted shares	233,256	244,287	241,408	245,472

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

Amortization and Impairment of Acquisition-related Intangible Assets. We incur amortization, and, occasionally, impair intangible assets in connection with acquisitions. Since we do not acquire businesses on a predictable cycle, we exclude these items in order to provide investors and others with a consistent basis for comparison across accounting periods.

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

Diluted Share Adjustments. As share-based compensation is excluded from our presentation on non-GAAP net income, the impact of share-based compensation on diluted share calculations is also excluded from non-GAAP diluted shares. Concurrent with the issuance of the 1.5% Sr. Convertible Notes due 2017, or 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties agreed to sell us a number of shares of our common stock which will be equal to the number of shares issuable upon conversion of the 1.5% Notes due 2017. As a result, this convertible bond hedge, when exercised, will deliver shares to offset the issuance of dilutive shares from our 1.5% Sr. Convertible Notes due 2017. Because the bond hedge will ultimately offset the shares issued at maturity of the 1.5% Notes due 2017, we include the impact of the bond hedge in our non-GAAP dilutive shares. The impact of this convertible bond hedge is excluded from GAAP dilutive shares as it is considered anti-dilutive.

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

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	Nine months ended
	September 29, 2013	September 30, 2012	Percent Change
	(In millions, except percentages)
Net cash provided by operating activities	$1,246.9	$214.2	482.1%
Net cash provided by (used in) investing activities	844.6	(175.4)	581.5%
Net cash used in financing activities	(2,192.4)	(96.9)	**
Effect of changes in foreign currency exchange rates on cash	8.2	1.1	645.5%
Net increase (decrease) in cash and cash equivalents	$(92.7)	$(57.0)	(62.6%)
————
** Amount not meaningful

Operating Activities. Cash provided by operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash provided by operations in the first nine months of fiscal year 2013, compared to the first nine months of fiscal year 2012, resulted primarily from an increase in net income, a source of cash from other liabilities and a decrease in cash usage from inventory. Increase in other liabilities was a source of cash in the first nine months of fiscal year 2013, primarily due to accrued and unpaid incentive compensation and tax liabilities, compared to a decrease in other liabilities which was a use of cash in the first nine months of fiscal year 2012. The usage of cash for inventory was reduced in the first nine months of fiscal year 2013, compared to the first nine months of fiscal year 2012, due primarily to higher sales. Cash flow from accounts receivable decreased primarily due to higher sales in the first nine months of fiscal year 2013, compared to the first nine months of fiscal year 2012. Cash flow from other assets decreased compared to the prior year primarily due to higher non-trade receivable balances from Toshiba associated with Flash Venture activity. Cash flow from accounts payable increased due to the timing of payments as compared to the prior year.

Investing Activities. Net cash provided by investing activities in the first nine months of fiscal year 2013 was primarily related to the net proceeds of short and long-term marketable securities of $1.26 billion and proceeds from Flash Ventures of $73 million, offset by an acquisition, net of cash acquired, of ($304) million and acquisition of property and equipment of ($171) million. In the first nine months of fiscal year 2012, net cash used in investing activities was primarily related to net cash used for acquisition of property and equipment of ($383) million and acquisitions, net of cash acquired, of ($69) million, offset by net proceeds from Flash Ventures of $216 million and short and long-term marketable securities of $112 million.

Financing Activities. Net cash used by financing activities for the first nine months of fiscal year 2013 was primarily related to the repayment of our 1% Notes due 2013 of ($928) million and our share repurchase program of ($1.44) billion, partially offset by cash received from employee stock programs of $206 million. Net cash used by financing activities for the first nine months of fiscal year 2012 was primarily related to our share repurchase program of ($192) million, partially offset by cash received from employee stock programs of $78 million.

Liquid Assets. At September 29, 2013, we had cash, cash equivalents and short-term marketable securities of $2.05 billion. We had $2.24 billion of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining effective maturity of the investment being greater than one year.

Short-Term Liquidity. As of September 29, 2013, our working capital balance was $2.76 billion. During fiscal year 2013, we expect our total capital investment to be between approximately $1.0 billion to $1.1 billion, inclusive of our portion of capital investments in Flash Ventures. We expect our net cash usage in fiscal year 2013 for capital investments in Flash Ventures and non-fab property and equipment to be approximately ($250) million or less. In the first nine months of fiscal year 2013, we received cash from notes receivable repayments from Flash Ventures of $73 million and our cash usage for non-fab property and equipment investments was ($171) million. Our capital investments for the Flash Ventures in fiscal year 2013 is primarily comprised of investments for technology transition.

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

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements. The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion. As of September 29, 2013, Flash Ventures was in compliance with all of its master lease covenants.

If our shareholders’ equity falls below $1.51 billion or other events of default occur, Flash Ventures would become non-compliant with certain covenants under certain master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $565 million outstanding lease obligations covered by our guarantees under such Flash Ventures master lease agreements, based upon the exchange rate at September 29, 2013, which would negatively impact our short-term liquidity.

As of September 29, 2013, the amount of cash and cash equivalents and short and long-term marketable securities held by foreign subsidiaries was $797 million. We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. As of December 30, 2012, no provision had been made for U.S. income taxes or foreign withholding taxes on $583 million of undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S. We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

Our Board of Directors has authorized up to $3.75 billion for stock repurchases, of which $2.08 billion remained available for stock repurchases as of September 29, 2013. As of September 29, 2013, we had cumulatively repurchased on the open market 13.7 million shares for $673 million, of which 8.0 million shares for $439 million were repurchased in the first nine months of fiscal year 2013. In addition to shares repurchased on the open market, we entered into an ASR program with a financial institution to purchase $1.0 billion of our common stock. In exchange for an up-front payment totaling $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which will end between December 6, 2013 and April 8, 2014, at the financial institution’s discretion. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the purchase period based on the volume weighted average price of our common stock during the period. During the third quarter of fiscal year 2013, 14.5 million shares were initially delivered to us by the financial institution. This does not represent the final number of shares to be delivered under the ASR. Depending on the average price of our common stock while the ASR is outstanding, upon the maturity of the ASR, the financial institution may be required to deliver additional shares to us or we may be required to deliver shares to the financial institution.

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

Financing Arrangements. At September 29, 2013, we had $1.0 billion aggregate principal amount of 1.5% Notes due 2017 outstanding. See Note 6, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more detail.

Concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire initially up to approximately 19.1 million shares of our common stock at an exercise price of $73.33 per share. The 1.5% Notes due 2017 contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. After adjusting for the dividends paid through September 29, 2013, holders of the warrants may acquire up to approximately 19.2 million shares of our common stock at a strike price of $73.0357 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of September 29, 2013, the warrants had not been exercised and remain outstanding. In addition, concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties initially agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a conversion price of $52.37 per share. The 1.5% Notes due 2017 contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. After adjusting for the dividends paid through September 29, 2013, the counterparties may acquire up to approximately 19.2 million shares of our common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.16 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017. As of September 29, 2013, we had not purchased any shares under this convertible bond hedge agreement.

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

From time-to-time, we and Toshiba mutually approve the purchase of equipment for the Flash Ventures in order to convert to new process technologies or add wafer capacity. Flash Partners Ltd., or Flash Partners, and Flash Alliance Ltd., or Flash Alliance, have been previously equipped to full wafer capacity. Flash Forward Ltd, or Flash Forward, occupies Fab 5 which is being built in two phases. As of September 29, 2013, over half of the Phase 1 building has been equipped with wafer capacity or equipment required to enable technology transition of the Flash Ventures’ wafer capacity. The last new Flash Ventures wafer capacity was added in January 2012 in Phase 1 of Fab 5. We regularly seek to enhance wafer output through productivity improvements. In addition to what we may obtain through these improvements, we are currently evaluating the timing of a limited increase in wafer output in fiscal year 2014. We and Toshiba each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps. To date, we have invested in 50% of the Flash Forward equipment and the output has been in accordance with each party’s proportionate level of equipment funding. Construction of the Phase 2 shell of the Fab 5 wafer fabrication facility is underway with expected completion in mid-2014. The Phase 2 shell is intended to be used primarily for technology transition of the existing Flash Ventures wafer capacity to 1Y and 1Z technology nodes and for a BiCS pilot line.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of revenues. Flash Ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we do not have a controlling financial interest in each venture. Accordingly, we account for our investments under the equity method and do not consolidate.

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee, on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantees as of September 29, 2013 were 55.5 billion Japanese yen, or approximately $565 million based upon the exchange rate at September 29, 2013.

In the first quarter of fiscal year 2011, we made a $62 million prepayment for Flash Forward building-related costs. As of September 29, 2013, approximately $10 million of this remained, which was classified as Other current assets.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at September 29, 2013, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 11, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Because we purchase the vast majority of our flash memory wafers from Flash Ventures, our flash memory costs, which represent the largest portion of our cost of revenues, are based upon wafer purchases denominated in Japanese yen.  However, our cost of revenues in any given quarter generally reflect wafer purchases that were made in the previous quarter, and are impacted by hedging decisions we may make from time to time, including entering into forward contracts or other instruments to hedge our future Japanese yen purchase rate. Based on wafer purchases made in the first nine months of 2013 and forward contracts entered into throughout 2013, changes in the Japanese yen to U.S. dollar exchange rate after September 2013 are not expected to have a material impact on our cost of revenues in the fourth quarter of 2013. We expect the average rate of the Japanese yen to the U.S. dollar for the wafer portion of our cost of revenues to be approximately 97 for the fourth quarter of fiscal year 2013, in comparison to a rate of approximately 93 in our third quarter of fiscal year 2013 cost of sales. Wafer purchases generally comprise 50 percent or more of our cost of sales. See Item 3, “Quantitative and Qualitative Disclosure About Market Risk - Foreign Currency Risk” for more information about our foreign currency forward and cross currency swap contracts.

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

There were no significant changes to our critical accounting policies during the three and nine months ended September 29, 2013. For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 19, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of September 29, 2013, a hypothetical 50 basis point increase in interest rates would result in an approximate $24.9 million decline (less than 0.71%) of the fair value of our available-for-sale debt securities.

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

At September 29, 2013, we had both foreign currency forward contracts and cross currency swap contracts in place that amounted to a net purchase in U.S. dollar equivalents of $57.4 million in foreign currencies to hedge our foreign currency denominated monetary net liability position over the next twelve months. The notional amount and unrealized gain or loss of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of September 29, 2013 are shown in the table below. In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of September 29, 2013	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges
Cross currency swap contracts sold	$(29.5)	$5.2	$2.7
Forward contracts sold	(130.2)	(1.1)	(3.9)
Forward contracts purchased	217.1	1.3	(11.3)
Total net outstanding contracts	$57.4	$5.4	$(12.5)

At September 29, 2013, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $280 million to partially hedge our expected future wafer purchases in Japanese yen. The maturities of these contracts were 12 months or less. The notional amount and fair value of our outstanding forward contracts that are designated as cash flow hedges as of September 29, 2013 are shown in the table below. In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Fair Value as of September 29, 2013	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Cash flow hedges
Forward contracts purchased	$280.0	$1.7	$(25.4)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our non-operating results. We do not have direct ownership of European sovereign debt in our investment portfolio. Sales to Europe accounted for approximately 12% of our total revenues in each of the three and nine months ended September 29, 2013, and any significant uncertainties in the European financial markets could impact our revenues and financial condition in Europe or elsewhere.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at September 29, 2013. Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 29, 2013. Based on their evaluation as of September 29, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 13, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.

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

•
inability to develop, or unexpected difficulties or delays in developing or ramping with acceptable yields, new technologies such as 1Y‑nanometer or subsequent process technologies, X3 NAND memory architecture, 3D NAND technology, 3D ReRAM, or other advanced alternative technologies, or the failure of these new technologies to effectively compete with those of our competitors;

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

If we are unable to reduce our manufacturing costs to keep pace with reductions in average selling prices, our gross margins may be harmed. Because of the historical and expected future declines in the price of NAND flash memory, we need to reduce our manufacturing costs in order to maintain adequate gross margins. Our ability to reduce our cost per gigabyte of memory produced depends on technology transitions and the improvement of manufacturing efficiency, including manufacturing yields. If our technology transitions (for example, the production ramp of NAND technology on the 1Y-nanometer or 1Z-nanometer process nodes) take longer or are more costly to complete than anticipated, our manufacturing costs may not remain competitive with other NAND flash memory producers, which would harm our gross margins and financial results. Furthermore, the inherent physical technology limitations of NAND flash technology may result in more costly technology transitions than we have experienced in the past, particularly with respect to required capital expenditures, which could further limit our ability to keep pace with reductions in average selling prices. Manufacturing yields are a function of both design and manufacturing process technology, and yields may also be impacted by equipment malfunctions, fabrication facility accidents or human error. Yield problems may not be identified during the production process or solved until an actual product is manufactured and tested, further increasing our costs. If we are unable to improve manufacturing yields or other manufacturing efficiencies, our gross margins and results of operations would be harmed. In addition, as 2D NAND technology reaches its limits of cost-effective technology scaling, the development of alternative technologies, such as the 3D NAND and 3D ReRAM technologies we are working on, is crucial to continue the cost reductions necessary to maintain adequate gross margins, and our failure to develop these technologies in a timely or effective manner, or at all, or the failure of these technologies to effectively compete with those of our competitors, could harm our revenues, gross margins and results of operations.

Our reliance on and investments in captive manufacturing capacity limit our ability to respond to industry fluctuations in supply and demand. The semiconductor industry, and the NAND flash memory industry in particular, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. We are limited in our ability to react or adjust our cost structure in response to these cyclical fluctuations. We rely on our significant investments in Flash Ventures as a captive source of the vast majority of our NAND flash memory supply. Growth in our captive memory supply comes from investments in technology transitions and new capacity at Flash Ventures. These investment decisions require significant planning and lead-time before an increase in supply can be realized, and are further determined by factors such as the timing, rate and type of investment by us and Toshiba, our partner in Flash Ventures, agreement between us and Toshiba as to these matters, our evaluation of the potential return on investment of the addition of new capacity, particularly in light of the timing, cost and availability of next generation technology, our profitability, our estimation of market demand and our liquidity position. A failure to accurately forecast demand for our products or industry capacity could cause us to over-invest or under-invest in the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. For example, in fiscal year 2008 and the first quarter of fiscal year 2009, we recorded charges for adverse purchase commitments associated with under-

utilization of Flash Ventures’ capacity. On the other hand, if we or Toshiba under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect or we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply to meet demand on a timely and cost effective basis and we may lose opportunities for revenue growth and market share as a result, which would harm our ability to grow revenues. In such cases, we may have only a limited ability to satisfy our supply needs from non-captive supply sources and may not be able to obtain the right mix of non-captive product that meets our requirements within an adequate lead time or at a cost that allows us to generate an adequate gross margin. Furthermore, if our memory supply is limited, we may make strategic decisions with respect to the allocation of our supply among our products and customers that may preserve our long-term goals and customer relationships but result in short-term declines in our gross margin or less favorable gross margins. Our customers also may not allow us to change the memory in the products that they have already qualified, which can further limit our ability to satisfy our supply needs from other sources for products that require long and extensive qualification cycles, such as enterprise SSDs. Our inability to obtain sufficient cost-effective non-captive memory that meets our requirements may cause us to lose sales, market share and profits, which would harm our operating results. In addition, we are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed under Flash Ventures and the foundry arrangement with Toshiba for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margins. Our limited ability to react to fluctuations in supply and demand makes us particularly susceptible to variations from our forecasts and expectations, and even in times of excess demand, our operating results may be harmed.

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

•
designing and qualifying products in the SSD solutions market will require greater investments and customization than our traditional products, which results in longer development cycles and higher costs;

•
the complexity and longer development cycles required for SSD solutions increase the risk of development delays, such as the delay in the expected launch of our 12 gigabyte SAS SSD products, that can result in missing customer qualification cycles and other market opportunities;

•
due to longer customer product cycles and end-of-life product support requirements in SSD solutions, we may be unable to transition customers to our leading edge products, which would prevent us from achieving the full cost advantage of new technology transitions;

•
products that contain our leading-edge technologies, whether based on 2D NAND or our alternative 3D NAND or 3D ReRAM technologies, may be unable to meet the performance requirements of SSDs or to compete effectively with comparable products from our competitors, which would prevent us from achieving the full cost advantage of new technology transitions and could impair our growth and profitability prospects;

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

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenues and operating results could suffer. Our ten largest customers represented approximately 53% and 50% of our total revenues in the three and nine months ended September 29, 2013, respectively. One customer represented 23% of our total revenues in the three months ended September 29, 2013 and two customers represented 20% and 10% of our total revenues in the nine months ended September 29, 2013. The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and there have been changes in the market share concentration among our customers. We expect fluctuations in our customer and licensee base and the mix of our revenue by customer and licensee to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period. Our sales are generally made from standard purchase orders and short-term commitments rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time with limited notice or penalty. If we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results could suffer.

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

Our enterprise SSD business is characterized by sales to a limited number of customers with long design, qualification and sales processes. The enterprise SSD market is comprised of a relatively limited number of customers, with long design, qualification and test cycles prior to sales. OEM customers in the enterprise SSD market typically also require us to customize our products, which could further lengthen the product design, qualification, manufacturing and sales process. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any customer orders on the timelines or in the quantities we expect. These lengthy and uncertain processes also make it difficult for us to forecast demand and timing of customer orders. Moreover, we start manufacturing our products and placing orders for materials and components based on non-binding forecasts that our OEM customers provide to us, further increasing our exposure when actual sales vary from the OEM customer’s forecasts. The difficulty in forecasting demand and the customized nature of our products for certain OEMs make it difficult to anticipate our inventory requirements, which may cause us to over-

purchase materials and components or over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Furthermore, due to longer customer product cycles, we may not be able to transition customers to our leading edge products, which would prevent us from benefitting from the technology transitions that enable cost reductions, which may harm our gross margins. We are continuing the process of transitioning our enterprise solutions products from non-captive memory to captive memory, and delays in the qualification of captive memory for these products may cause unexpected declines in our revenue or margins from these products.

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

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory or the alternative technologies that we are developing obsolete or less attractive, and we may not have access to those new technologies on a cost-effective basis, or at all, or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. We have a three-pronged approach towards our investments and efforts in next generation technology scaling and migration: (1) 2D NAND scaling; (2) 3D NAND technology, which we have referred to as BiCS; and (3) 3D ReRAM technology. The pace at which 2D NAND flash technology is transitioning to new generations is slowing down due to inherent technology limitations. We currently expect to be able to continue to scale our current 2D NAND flash memory architecture through at least two more technology nodes (1Y-nanometer and 1Z-nanometer), but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the 2D NAND flash memory architecture. In the first quarter of fiscal year 2011, we began investing in our 3D NAND flash technology and other alternative technologies. In 3D NAND technology, the memory cells are packed along the vertical axis as opposed to the horizontal axis as in the current 2D NAND flash technologies. As we progress with our 3D NAND development, we are evaluating and modifying certain aspects of our technology architecture to optimize for manufacturability, scalability, cost and product specifications, targeting a broader range of applications. We continue to invest in other alternative technologies, primarily our 3D ReRAM technology. We believe that both 3D NAND and 3D ReRAM technologies may be viable alternatives to 2D NAND flash memory, when 2D NAND flash memory can no longer cost-effectively scale at a sufficient rate, or at all. However, even when 2D NAND flash memory can no longer be further scaled, we expect 2D NAND flash technology and potential alternative technologies to coexist for an extended period of time. The success of our overall technology strategy is also dependent in part upon the development by third-party suppliers of advanced semiconductor materials and process technologies, such as extreme ultraviolet, or EUV. Our technology development of NAND, 3D NAND and 3D ReRAM is done in conjunction with Toshiba, and the success of our development could be influenced by whether we are able to agree with Toshiba on a technology path or the timing and amount of investment. There can be no assurance that we will be successful in developing 3D NAND, 3D ReRAM or other technologies in a timely manner or at all, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies. Furthermore, we cannot guarantee that 3D NAND, 3D ReRAM or other technologies we develop will be sufficient alternatives for 2D NAND flash memory, will match or exceed all of the performance characteristics of 2D NAND flash technology, will be developed at a rate that matches market needs, will result in cost reductions that will enable us to be competitive, or will be well-suited, in a timely manner or at all, for all of the applications in the end markets that 2D NAND flash memory currently addresses or may address in the future. Additionally, 3D NAND, 3D ReRAM or other technologies may require different capital equipment or manufacturing processes than existing 2D NAND which could impact the cost reduction benefits obtainable through these technologies.

Many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies such as magnetoresistive RAM, or MRAM, ReRAM, Memristor, vertical or stacked NAND, phase-change and charge-trap flash technologies and other technologies. Samsung Electronics Co., Ltd., or Samsung, has announced the launch of its 3D NAND flash technology, known as 3D VNAND, with volume production beginning in 2014, and other companies have indicated they are working on 3D NAND technologies. At this time, these technologies are still emerging and it is unclear how these new technologies will compare to our 3D NAND technology and what implications 3D VNAND or other 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. Successful broad-based commercialization of one or more of these technologies could reduce the competitiveness and future revenue and profitability of our current and future generations of 2D NAND flash technology, and it could reduce the competitiveness and future revenue and profitability of the potential alternative 3D NAND or 3D ReRAM technologies that we are developing or even supplant them in their entirety. In addition, we generate license and royalty revenues from NAND flash technology, and if NAND flash technology is replaced by a technology where our IP is less relevant, our license and royalty revenues would decrease. Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally. If our competitors successfully develop new or alternative technologies, and we are unable to scale our technology on an equivalent basis, or if our competitors’ new or alternative technologies satisfy application-specific requirements that our technologies are not able to, we may not be able to compete effectively, and our operating results and financial condition would suffer.

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

Our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals, declines in sales of the products or use of technology underlying the license and royalty revenues by our licensees, or if licensees fail to perform on a portion or all of their contractual obligations. If our existing licensees do not renew their licenses upon expiration, renew them on less favorable terms, exercise their option to terminate the license or fail to exercise their option to extend the licenses, or we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed. As our older patents expire, and the coverage of our newer patents may be different, it may be more difficult to negotiate or renew favorable license agreement terms or a license agreement at all. For example, in the first quarter of fiscal year 2010, our license and royalty revenues decreased sequentially primarily due to a new license agreement with Samsung that was effective in the third quarter of fiscal year 2009 with a term of seven years, and contains a lower effective royalty rate compared to the previous license agreement. To the extent that we are unable to renew license agreements under similar terms, or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees. Our agreements may require us in certain instances to recognize license revenue related to a particular licensee all in one period instead of over time which could create additional volatility in our licensing revenues. A portion of our license and royalty revenue is based on sales of product categories as well as underlying technology, and fluctuations in the sales of those products or technology adoption rates would also result in fluctuations in the license and royalty revenue due to us under our agreements. If our licensees or we fail to perform on contractual obligations, we may incur costs to enforce or defend the terms of our licenses and there can be no assurance that our enforcement, defense or collection efforts will be effective. If we license new IP from third-parties or existing licensees, we may be required to pay license fees, royalty payments or offset existing license revenues. In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

In transitioning to new technologies and products, we may not achieve OEM design wins, our OEM customers may delay transition to new technologies, our competitors may transition more quickly than we do, or we may experience product delays, cost overruns or performance issues that could harm our business. The transition to new generations of products, such as products containing 19-nanometer, 1Y-nanometer or subsequent process technologies such as 1Z-nanometer 2D NAND and 3D NAND and/or X3 NAND memory architecture, is highly complex and requires new controllers, new test procedures and modifications to numerous aspects of our manufacturing processes, resulting in the need for extensive qualification of the new products by our OEM customers and us. In addition, our competitors may transition to these new technologies more quickly or more effectively than we are able to, which could harm our ability to compete effectively. If we fail to achieve OEM design wins with new technologies such as 19‑nanometer, 1Y-nanometer or subsequent process technologies or the use of X3 in certain products, if our OEM customers choose to transition to these new technologies more slowly than our roadmap plans, if the demand for the products that we developed is lower than expected, if the supporting technologies to implement these new technologies are not available, or if our competitors transition to these new technologies, including X3, more quickly or more effectively than we are able to, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our OEM market position. Furthermore, there can be no assurance that technology transitions will occur on schedule or at the yields or costs that we anticipate, that the tools and equipment required for the technology transitions will be available on a cost-effective basis or at all, or that products based on the new technologies will meet customer specifications. The vast majority of products require controllers or firmware, and any delays in developing or sourcing controllers or firmware, or incompatibility or quality issues relating to the controllers or firmware in our products, could harm our revenues and gross margins, as well as business relationships with our customers. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.

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

Currently, wafers for our internally-designed controllers are manufactured by third-party foundries. In addition, we purchase packaged controllers from third-party sources, and some of our products require other non-flash memory components and materials for which we do not have captive supply, such as the DRAM included in some of our SSDs and the multi-chip package, or MCP, storage solutions that we supply for use in mobile devices. A disruption in the manufacturing operations of our controller wafer vendors, third-party controller vendors or suppliers of other non-flash memory components, such as DRAM, could result in delivery delays, harm our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for these components, which could take several quarters to complete.

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection claims, any of which would harm our business, financial condition and operating results. A significant portion of our sales is made through retailers (for our retail channel) and distributors (for both our retail and commercial channels), and we must rely on them to effectively sell our products. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors. In addition, sales through retailers and distributors typically include commercial terms such as the right to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. If our retailers and distributors are not successful in selling our products, not only would our revenues decrease, but we could also experience lower gross margins due to substantial product returns or price protection claims. Furthermore, certain of our retailers and distributors are experiencing financial difficulty, and continued negative business or economic conditions could exacerbate liquidity issues for them. Negative changes in the credit-worthiness or the ability to access credit, or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances. We also provide inventory on a consigned basis to certain of our retailers, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory charges.

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

•
NAND Manufacturers. We compete with NAND flash memory manufacturers, including Hynix Semiconductor, Inc., Intel Corporation, or Intel, Micron Technology, Inc., or Micron, Samsung and Toshiba. These companies compete with us in selling a range of flash based products and form factors, including embedded, solid state drives, removable and other form factors. These competitors are large companies that may have greater and more advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources, better recognized brand names and more diversified and lower cost businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our competitors at a low cost. In addition, many of our competitors have more diversified semiconductor manufacturing capabilities and can internally produce integrated solutions or hybrid products that may include a combination of NAND flash, DRAM, custom ASICs or other integrated products, while our captive manufacturing capability is solely dedicated to NAND flash. These diversified capabilities may also provide these competitors with a competitive advantage not only in product design and manufacturing due to the ability to leverage know-how in DRAM, custom ASICs or other technologies, but also in a greater ability to respond to industry fluctuations due to their ability to convert their DRAM and other semiconductor manufacturing capacity or equipment to NAND flash and vice-versa. Furthermore, some of these competitors manufacture and sell products that are complementary to flash memory products, and may be able to leverage their competencies and customer relationships to gain a competitive advantage. Current and future memory manufacturer competitors could produce alternative flash or other memory technologies that could compete against our NAND flash technology or our alternative technologies, which may reduce demand or accelerate price declines for our products. Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of NAND flash technology in new applications. If our scaling of NAND flash technology slows down relative to our competitors, our business and operating results would be harmed and our investments in captive fabrication facilities could be impaired.

•
Flash Memory Card and USB Drive Manufacturers and Resellers. We compete with manufacturers and resellers of flash memory card and USB drives, which purchase or have a captive supply of flash memory components and assemble memory cards. Price fluctuations, the timing of product availability and resources allocated to marketing programs can harm our branded market share and reduce our sales and profits. We also sell flash memory in the form of white label cards, wafers or components to certain OEMs who sell flash products that may ultimately compete with our branded products in the retail or commercial channels. The sales volumes and pricing to these OEMs can be highly variable and these OEMs may be more inclined to switch to an alternative supplier based on short-term price fluctuations or the timing of product availability, which could harm our sales and profits.

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

•
Enterprise Storage Solution Manufacturers. In the market for enterprise data center SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, from enterprise SSD solution providers such as Fusion-io and LSI Corporation, and from hard drive manufacturers such as Seagate and WDC. Many of these competitors have significantly more experience with the software components that are required for successful enterprise SSD solutions, and our failure to continue to develop software expertise could harm our ability to effectively compete in this market. In addition, enterprise data center SSDs is an emerging market, and many established and start-up companies are contributing to the development of this market. Our competitors in this market may be able to leverage existing resources and competencies or acquire or develop other strategic relationships with established or start-up companies before we are able to, which could give them a competitive advantage, and if we are unable to independently develop comparable capabilities, we may be unable to effectively compete.

Our ability to generate revenue or adequate margins for certain products may be limited by our ability to secure, at competitive prices or at all, components or materials required to produce those products. Our products require certain non-flash memory components and materials for which we do not have captive supply. Our ability to generate revenue or adequate margins could be impacted by an inability to source those components or materials in a cost-effective manner, or at all. For example, some of our SSDs and the MCP storage solutions that we supply for use in mobile devices include both NAND flash memory and DRAM; however, since we do not have a captive supply of DRAM, there could be periods in which we are unable to cost-effectively source the DRAM that we require or to source DRAM in the quantities or on the timeline that we require. In addition, costs of DRAM have increased in the past and continued increases in the future would harm our gross margins for our products that include DRAM. If we are unable to source certain components or materials cost effectively, or at all, our revenue and margins may be harmed.

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

In August 2013, we completed the acquisition of SMART Storage Systems, or SMART Storage, a developer of enterprise SSDs. In addition to the risks described above, additional factors associated with the acquisition of SMART Storage that could harm our ability to realize the potential financial or strategic benefits of the acquisition and thereby harm our growth prospects or results of operations include but are not limited to:

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

•
difficulty in maintaining SMART Storage’s supplier or vendor arrangements, upon some of which SMART Storage is significantly reliant, which could harm our ability to maintain the business after the acquisition;

•	failure to retain SMART Storage’s key employees, particularly for the continued development of SMART Storage’s technology; and

•	difficulty in integrating SMART Storage’s technology into other product lines, which could diminish our expected benefits of the acquisition.

In the third quarter of fiscal year 2013, we recorded impairment charges of $47.0 million related to amortizable intangible assets and $36.2 million related to an in-process research and development intangible asset, both from the acquisition of Pliant Technology, Inc., or Pliant. These impairment charges stem primarily from our decision to integrate more of the SMART Storage architecture and technology into our future enterprise product roadmap, and from the delay of our next-generation SSD platform built on the Pliant technology. We will continue to monitor for any events or circumstances that could indicate whether an impairment of the remaining $41.4 million of Pliant acquisition-related intangible assets is required.

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

The Flash Ventures’ master equipment lease obligations contain covenants, which if breached, would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, some of the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of September 29, 2013, Flash Ventures was in compliance with all of its master lease covenants.

If our stockholders’ equity were to fall below $1.51 billion, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $565 million, based upon the exchange rate at September 29, 2013, covered by our guarantee under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available.

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

We are vulnerable to numerous risks related to our international operations, including political instability, and we must comply with numerous laws and regulations, many of which are complex. Currently, a large portion of our revenues are derived from our international operations, and all of our products and many of our components are produced overseas in China, Japan, Malaysia and Taiwan. Our revenue and future growth is also significantly dependent on international markets, and we may face difficulties entering or maintaining sales in some international markets. We are, therefore, affected by the political, economic, labor, environmental, public health and military conditions in these countries. For example, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of IP rights, which results in the prevalence of counterfeit goods in China, among other things, as well as piracy and degradation of our IP protection. Our efforts to prevent counterfeit products from entering the market may not be successful, and the sale of counterfeit products could harm our operating results and financial condition. In addition, customs regulations in China are complex and subject to frequent changes and, in the event of a customs compliance issue, our ability to import to, and export from, our factory in Shanghai, China could be adversely affected, which could harm our operating results and financial condition.

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

Disruptions in global transportation could impair our ability to deliver or receive product on a timely basis, or at all, causing harm to our financial results. Our raw materials, work-in-process and finished products are primarily distributed via air transport. If there are significant disruptions in air transport, we may not be able to deliver our products or receive raw materials. Any natural disaster or other event that affects air transport in Asia could disrupt our ability to receive raw materials in, or ship finished product from, our Shanghai, China facility, our Penang, Malaysia operations or our Asia-based contract manufacturers. As a result, our business and operating results may be harmed.

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

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1.5% Convertible Senior Notes due 2017. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of September 29, 2013, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $565 million based on the exchange rate at September 29, 2013. In addition, we have significant commitments for the future fixed costs of Flash Ventures, and we will incur significant obligations with respect to Flash Forward as well as continued investment in Flash Partners and Flash Alliance. Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities.

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended September 29, 2013 (in millions, except share and per share amounts).

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2013 to July 28, 2013:
Open Market Purchases	854,513	$60.85	854,513
July 29, 2013 to August 25, 2013:
July 31, 2013 ASR	14,513,788	(c)	14,513,788
Open Market Purchases	305,445	56.95	305,445
August 26, 2013 to September 29, 2013	—	—	—
Total	15,673,746		15,673,746	$2,077
————

(a)
During the three months ended September 29, 2013, our Board of Directors increased the share repurchase program authorization by $2.50 billion up to an aggregate amount of $3.75 billion for stock repurchases in the open market or otherwise. This purchase plan will expire in October 2016. The program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act.

(b)	Does not include amounts paid for commissions.

(c)
On July 31, 2013, we entered into an accelerated share repurchase program, or ASR, agreement with a financial institution to purchase $1.0 billion of our common stock. In exchange for up-front payments totaling $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which will end between December 6, 2013 and April 8, 2014, at the financial institution’s discretion. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted average price of our stock during that period. During the three months ended September 29, 2013, 14.5 million shares under this ASR program were initially delivered. This does not represent the final number of shares to be delivered under the ASR. Depending on the average price of our common stock while the ASR is outstanding, upon the maturity of the ASR, the financial institution may be required to deliver additional shares to us or we may be required to deliver shares to the financial institution. The up-front payment of $1.0 billion was accounted for as a reduction to stockholders’ equity in our Condensed Consolidated Balance Sheet.

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

SANDISK CORPORATION
(Registrant)

Dated:	October 22, 2013	By:	/s/ Judy Bruner
Judy Bruner Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)

S - 1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-96298	3.2	8/29/95
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.	10-Q	000-26734	3.1	8/16/00
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.	S-3	333-85686	4.3	4/5/02
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.	8-K	000-26734	3.1	6/1/06
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.	8-K	000-26734	3.1	5/28/09
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.	8-K/A	000-26734	3.5	5/16/97
3.7	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.	8-A	000-26734	3.2	9/25/03
3.8	Amended and Restated Bylaws of the Registrant dated September 11, 2013.	8-K	000-26734	3.1	9/17/13
4.1	Rights Agreement, dated as of September 15, 2003, by and between the Registrant and Computershare Trust Company, Inc.	8-A	000-26734	4.2	9/25/03
4.2	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.	8-A/A	000-26734	4.2	11/8/06
4.3	Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017, dated as of August 25, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	8/25/10
10.1	SMART Storage Systems (Global Holdings), Inc. 2011 Share Incentive Plan	S-8	333-191804	4.3	10/18/13
12.1	Computation of ratio of earnings to fixed charges.					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.**					X
101.SCH	XBRL Taxonomy Extension Schema Document.**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**					X
————

*	Furnished herewith.

**
Pursuant to Rule 406T of Regulation S-T, the XBRL files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E - 1