Form 10-K
period 2013-12-29
SANDISK CORP
filed 2014-02-21
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Yes ☐	No ☑
As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13,689,486,833, based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2014
Common Stock, $0.001 par value per share	225,507,475 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held June 19, 2014 (Proxy Statement)	Part III

SanDisk Corporation

PART I

ITEM 1.	BUSINESS

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed in “Risk Factors” in Item 1A, and elsewhere in this report. Our business, financial condition or results of operations could be materially harmed by any of these factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report. References in this report to “SanDisk®,” “we,” “our,” and “us” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries. All references to years or annual periods are references to our fiscal years, which consisted of 52 weeks in 2013, 2012 and 2011.

Overview
Who We Are. SanDisk Corporation is a global leader in flash storage solutions with a strong history of innovative products. Flash storage technology allows digital information to be stored in a durable, compact format that retains the data even without power. Our flash-based products enable businesses and consumers to efficiently and effectively capture, share and preserve digital content. Our products include solid state drive, or SSD, solutions for client computing platforms and enterprise data centers, and removable and embedded flash products for mobile devices, cameras and other devices. Our products are used in a variety of large markets, and we distribute our products globally through commercial and retail channels. We provide simple, reliable and affordable storage solutions for consumer and enterprise use in a wide variety of formats and devices. We were incorporated in the State of Delaware in June 1988. Since 2006, we have been a Standards & Poor, or S&P, 500 company and since 2011, we have been a Fortune 500 company.

What We Do. We design, develop and manufacture data storage solutions in a variety of form factors using flash memory, controller, firmware and software technologies. Our solutions include SSDs, embedded products, removable cards, universal serial bus, or USB, drives, wireless media drives, digital media players, and wafers and components. Our SSD products are used in both client computing platforms and enterprise data centers and provide high-speed, high-capacity storage solutions that can be used in lieu of hard disk drives. Our embedded flash products are used in mobile phones, tablets, computing platforms, imaging devices, and many other products. Our removable cards are used in a wide range of consumer electronics devices such as mobile phones, tablets, digital cameras, gaming devices and personal computers, or PCs.

Most of our products are made by combining NAND flash memory with a controller and firmware. We purchase substantially all of our NAND flash supply through our venture relationships with Toshiba Corporation, or Toshiba, which produce and provide us with leading-edge, high-quality NAND wafers. From time-to-time, we also purchase flash memory from other NAND flash manufacturers. We use controllers which we have designed in-house as well as controllers purchased from third-parties. Our controllers that are designed in-house are manufactured at third-party foundries. The vast majority of our products use firmware that is developed in-house.

Industry Background

We operate in the flash storage solutions market. NAND flash memory is the current mainstream technology used for flash storage solutions, providing the benefits of a small form factor, fast write speed, solid-state architecture and the ability to retain data without a power source. NAND flash memory has been characterized by rapid technology transitions, which have reduced the cost per bit by increasing the density of the memory die on the wafer. The benefits of NAND flash memory have led to the proliferation of its usage in a wide variety of devices and applications.

Our Strategy

In order to remain an industry-leading supplier of NAND flash storage solutions and to develop large scale markets for NAND flash-based storage products, we strive to:

•
Create industry-leading storage solutions by leveraging our innovative technology. We have a deep understanding of the technology used in the design, manufacture and operation of NAND flash and have invented many of the key NAND flash technologies and solutions. We continue to develop advanced generations of NAND flash technology with increased memory density and capacity including 2‑dimensional and 3‑dimensional NAND, or 2D NAND and 3D NAND, respectively. In parallel with our NAND scaling efforts, we are also investing in future alternative technologies, including 3‑dimensional resistive RAM, or 3D ReRAM.

In addition, we continue to invest in complementary technologies, such as controllers, firmware and software that manage the NAND flash and enable us to provide differentiated solutions for our customers.

•
Strengthen position in high-value solutions. We have been increasing the mix of our sales from embedded and SSD solutions as we grow our share in the embedded and SSD markets. These solutions generally provide the opportunity for greater differentiation and a higher price per gigabyte. We strive to continue strong growth in both the SSD and embedded markets over the next several years.

•
Maintain cost leadership, leverage scale and drive operational excellence. We believe the markets for flash storage are generally price elastic, meaning that a decrease in the price per gigabyte results in increased demand for higher capacities and the emergence of new applications for flash storage. We strive to continuously reduce the cost of NAND flash memory to grow existing and future markets, supply a diverse set of customers and channels, and support the profitable growth of our business. We have invested heavily in a vertically integrated business model, which includes our investments in high volume, state-of-the-art NAND flash manufacturing facilities in Japan through our ventures with Toshiba and our in-house assembly and test facility in Shanghai, China in order to reduce the costs of producing our products, increase our ability to control the quality of our products and provide efficient delivery to our customers. We will continue to leverage our vertical integration and invest in additional manufacturing capacity in order to produce leading-edge, high-quality, low-cost products that our customers can count on to store and reliably access their data.

•
Drive profitable growth across diversified markets, customers and channels. We create new markets for NAND flash memory through our design and development of NAND flash solutions that cater to specific requirements in the end markets we serve. We continue to expand our retail customer base to new geographic regions and outlets, and we continue to achieve design wins from our current and new original equipment manufacturer, or OEM, customers by offering leading-edge NAND flash storage solutions. We are also expanding our reach into small and medium business customers through distributors, value added resellers and system integrators. In addition, we directly engage with large enterprise and hyperscale customers to better understand and develop scalable enterprise storage solutions.

Our Products

Our products are sold in a wide variety of form factors, capacities and performance levels, and include the following:

•
Removable Cards. Our removable cards are used in a variety of applications and consumer devices. Our CompactFlash® and Secure Digital, or SD, removable cards are primarily used in digital cameras and camcorders. Our ultra-small microSD™ removable cards are designed primarily for use in mobile products such as smartphones, tablets and eReaders. We offer removable cards with increasing levels of performance and reliability through our SanDisk Ultra®, SanDisk Extreme® and SanDisk Extreme PRO® product lines.

•
Embedded Products. Our embedded products are designed to meet the increasing demand for embedded storage for mobile phones, tablets and other portable and wearable devices. Our embedded products include our iNAND™ embedded flash product line, our multi-chip packages, or MCP iNAND, solutions which combine NAND and mobile DRAM in an integrated package, and custom embedded solutions.

•
Solid State Drives. We offer SSDs for the client computing and enterprise data center markets. Client computing encompasses desktop computers, notebook computers, tablets and other computing devices. Our client SSDs are used in client computing devices and can be used in a stand-alone configuration, in lieu of a hard drive, or in a dual-drive configuration in conjunction with a hard drive or in hybrid drives that contain a hard drive and our SSD. Our client SSDs include removable, embedded and custom form factors. Our enterprise SSDs are used in high-capacity and/or high-performance data storage applications, and to accelerate enterprise application performance. We also provide enterprise software solutions designed to improve performance of SSDs in traditional and virtualized environments, in both mass storage and data cache acceleration configurations.

•
USB Flash Drives. Our USB flash drives provide the user with the ability to carry files and application software in a portable format. Our USB flash drives are used in the computing and consumer markets, and are designed for high-performance and reliability. Our professional and enterprise lines of USB flash drives are marketed to the corporate user and are specifically designed to support secure, authorized access to corporate information.

•
Digital Media Players and Wireless Drives. Sansa® is our branded line of flash-based digital media players and SanDisk Connect® is our branded line of wireless media and flash drive products. Our Sansa line of products includes features such as FM radio, voice recording and support for a variety of audio and video formats. Our Connect line of products allows wireless streaming of high-definition movies, photos, music and documents on tablets, smartphones and computers.

•	Wafers and Components. We also sell memory wafers and memory components to customers who package the memory under their own brands or embed the memory in other products.

Our Primary End Markets

Our products are sold to three primary large end markets:

•
Mobile. We provide embedded and removable storage for mobile devices. We are a leading supplier of microSD removable storage cards and embedded products, such as iNAND, MCP iNAND and custom solutions, for use in phones, tablets, global positioning system, or GPS, devices, eReaders, wearable products and other mobile products. Multimedia features in mobile products that enable imaging, high-definition, or HD, videos, gaming and other applications have driven significantly increased demand for flash storage solutions in these devices.

•
Consumer Electronics. We provide flash storage solutions to multiple consumer markets, including imaging, USB drives, gaming, audio/video and others. Flash storage solutions are used in digital cameras for high-resolution still images and video, and in solid-state digital camcorders for high-resolution video. Gaming consoles and portable game devices now include advanced features that require high-capacity embedded or removable storage solutions and we offer solutions that are specifically packaged for the gaming market. Our USB flash drives allow consumers to store and transfer files, pictures and music on keychain-sized devices. We sell a line of digital media players with both embedded and removable NAND flash under our Sansa brand with varying combinations of audio and video capabilities. We also sell a line of wireless media drives under our Connect brand that provide wireless streaming of content to computers and mobile products. Primary removable card formats for consumer devices include CompactFlash, SD and microSD.

•
Computing. We provide multiple flash storage devices and solutions for the computing market. We provide SATA and PCIe SSDs for the client computing market, which encompasses tablets, notebooks, thin-and-light laptops and desktop computers. We also provide and are developing enterprise SSDs that are designed for mission critical environments and include solutions optimized for storage in write intensive, read intensive and mixed use applications. These enterprise SSDs include SAS and SATA SSDs for enterprise storage systems, and PCIe SSDs and newer categories, such as our ULLtraDIMM™, which are designed to accelerate application performance in servers. We also provide enterprise software solutions designed to improve performance of SSDs in traditional and virtualized environments, in both mass storage and data cache acceleration configurations. We believe that SSD solutions will be the key NAND flash growth driver over the next several years as SSDs increasingly replace hard disk drives in client devices, and enterprise and hyperscale data centers.

Our Sales Channels

Our revenue is generated through the following channels:

•
Commercial. Our Commercial channel represents sales directly and through distributors to OEMs, system integrators and value-added resellers who bundle, embed or integrate our data storage solutions. Our Commercial channel addresses a large variety of applications, including mobile phones, tablets, notebooks, gaming devices, enterprise storage solutions, servers and other computing devices. We also sell our data storage solutions to customers in our Commercial channel that offer our products under their own brand name in retail channels. We generate license and royalty revenue related to intellectual property, or IP, and this revenue is also included in our Commercial revenue.

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

Backlog

As of the end of fiscal years 2013 and 2012, our backlog was $296 million and $278 million, respectively. Because our customers can generally change or cancel orders with limited or no penalty and limited advance notice prior to shipment, we do not believe that our backlog, as of any particular date, is indicative of future sales.

Seasonality

Because the majority of our products are ultimately sold to consumers, our annual revenue is generally highest in our fourth fiscal quarter due to the holiday buying season. In addition, our annual revenue is generally lowest in our first fiscal quarter.

Customer Concentration

In fiscal years 2013, 2012 and 2011, revenue from our top 10 direct customers and licensees accounted for approximately 49%, 43% and 48% of our revenue, respectively. In fiscal year 2013 and 2012, Apple Inc., or Apple, accounted for 20% and 13% of our revenue, respectively. In fiscal year 2011, Samsung Electronics Co., Ltd., or Samsung, accounted for 10% of our revenue. The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve. Sales to our customers are generally made pursuant to purchase orders rather than long-term contracts.

Technology

Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance, cost-effective NAND flash storage products in small form factors to address a variety of markets. Our research and development, or R&D, efforts are designed to help ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms. We have successfully developed and commercialized 2‑bits/cell flash multi-level cell, or X2, and 3‑bits/cell flash multi-level cell, or X3, technologies, which have enabled significant cost reduction and growth in NAND flash usage. In addition, we are investing in the development of our 3D NAND technology, which we refer to as BiCS, and 3D ReRAM memory architecture. We have also initiated, defined and developed standards to meet new market needs and to promote wide acceptance of flash storage standards through interoperability and ease-of-use. We believe our core technical competencies are in:

•high-density NAND flash process, module integration, device design and reliability;
•securing data on a flash device;
•controller design;
•firmware and software development;
•system-level integration;
•multi-die stacking and packaging technology; and
•low-cost system testing.

To achieve compatibility with various electronic platforms regardless of the host processors or operating systems used, we continue to develop new capabilities in NAND flash, advanced controllers and firmware design. We also continue to evolve our architecture to leverage advances in manufacturing process technology. Our products are designed to be compatible with industry-standard and customer-specific interfaces used in operating systems for PCs, mobile phones, tablets, notebooks, digital cameras, gaming devices, GPS devices, servers and other computing and electronic devices.

Our sophisticated controller and firmware technologies permit our flash storage solutions to achieve a high level of reliability and longevity. Each one of our flash devices contains millions of flash memory cells. A failure in any one of these cells can result in loss of data. Our system technologies, including our controller chips and firmware, are designed to detect such defects and prevent loss of data under most conditions.

Patents and Licenses

We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights. See Item 1A, “Risk Factors.”

As of the end of fiscal year 2013, we owned, or had rights to, more than 2,600 United States, or U.S., patents and more than 2,100 foreign patents. We had more than 1,100 patent applications pending in the U.S., and had foreign counterparts pending on many of the applications in multiple jurisdictions. We continually seek additional U.S. and international patents on our technology.

We have patent license agreements with many companies, including SK Hynix Semiconductor, Inc., or Hynix, Intel Corporation, or Intel, Hitachi Ltd., Renesas Electronics Corporation, Samsung, Sony Corporation, or Sony, and Toshiba. In the three years ended December 29, 2013, we have generated $1.13 billion in revenue from license and royalty agreements.

Trade secrets and other confidential information are also important to our business. We protect our trade secrets through confidentiality and invention assignment agreements, among other measures.

Supply Chain

Our supply chain is an important competitive advantage and is comprised of the following:

•
Silicon Sourcing. All of our memory storage solutions require silicon chips for the memory and controller components. Substantially all of our NAND flash memory is supplied by our ventures with Toshiba. This represents captive supply and we are obligated to take our share of the output from these ventures or pay the fixed costs associated with that capacity. See “Ventures with Toshiba.” We also purchase non-captive flash memory from other suppliers to supplement our captive flash memory. We use controllers which we have designed in-house as well as controllers purchased from third-parties. Our controllers that are designed in-house are manufactured at third-party foundries.

•
Assembly and Testing. We sort and test our memory wafers at captive and third-party facilities in China, Japan and Taiwan. Our products are assembled and tested at both our in-house facility in Shanghai, China, and through our network of contract manufacturers, which are primarily in China, Malaysia and Taiwan. We believe the use of our in-house assembly and test facility, as well as contract manufacturers, reduces the cost of our operations, provides flexibility and gives us access to increased production capacity.

Ventures with Toshiba
We and Toshiba have invested in several NAND flash manufacturing business ventures, which provide us leading-edge, cost-competitive NAND wafers for our end products. In September 2004, Flash Partners Ltd., which produces 300-millimeter NAND flash wafers in Toshiba’s Fab 3 facility, or Fab 3, was formed. In July 2006, Flash Alliance Ltd., a 300-millimeter wafer fabrication facility which began initial production in the third quarter of fiscal year 2007 in Toshiba’s Fab 4 facility, or Fab 4, was formed. In July 2010, Flash Forward Ltd., a 300-millimeter wafer fabrication facility which began production in the third quarter of fiscal year 2011 in Toshiba’s Fab 5 facility, or Fab 5, was formed. Flash Partners and Flash Alliance have been fully equipped. Flash Forward has been partially equipped. We refer to Flash Partners, Flash Alliance and Flash Forward collectively as Flash Ventures.

Through Flash Ventures, located within Toshiba’s Yokkaichi, Japan facilities, we and Toshiba collaborate in the development and manufacture of NAND flash wafers using semiconductor manufacturing equipment owned or leased by each of the Flash Venture entities. We hold a 49.9% ownership position in each of the Flash Venture entities. Each Flash Venture entity purchases wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a mark-up. We are committed to purchase half of Flash Ventures’ NAND wafer supply or pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also committed to fund 49.9% of other Flash Ventures’ costs to the extent that Flash Ventures’ revenue from wafer sales to us and Toshiba are insufficient to cover these costs. The non-equity investments in Flash Ventures are shared equally between us and Toshiba. We and Toshiba also collaborate on joint R&D activities.

Competition

We face competition from flash memory manufacturers, as well as manufacturers and resellers of products that incorporate flash memory.

We believe that our ability to compete successfully depends on a number of factors, including:

•	product performance, reliability and differentiation;

•	price, quality and availability of products;

•	success in developing new products, applications and markets;

•	timing of new product announcements and successful introductions;

•	sufficient availability of cost-efficient supply;

•	creation and monetization of IP and the development of industry standards and formats;

•	the number and nature of competitors in a given market; and

•	general market and economic conditions.

We believe our key competitive advantages are:

•	our strong history of technological innovation and standards creation, which enables us to grow the overall market for flash storage solutions;

•	our vertically integrated business model, including our investment in Flash Ventures, which provides us with leading-edge, low-cost NAND flash;

•	we are the only pure play NAND flash storage solutions provider, which strengthens our focus on NAND technology and solutions;

•	our IP ownership, in particular our patents, and multi-level cell, or MLC, manufacturing know-how, which provides us with license and royalty revenue as well as cost advantages;

•	our system expertise in controller and firmware development;

•	that we market and sell a broad range of flash storage products, which gives us an advantage in obtaining strong retail and commercial distribution;

•	that we have global retail distribution for our products and worldwide leading market share in removable flash cards and USB flash drives;

•	that we have a well-recognized and trusted brand; and

•	our strong financial position.

Our competitors include:

•
NAND Manufacturers. We compete with NAND flash memory manufacturers, including Hynix, Intel, Micron Technology, Inc., or Micron, Samsung and Toshiba. These companies compete with us in selling a range of flash-based products and form factors, including embedded, solid state drives, removable and other form factors. We compete with these NAND flash memory manufacturers based upon technology and advanced wafer manufacturing processes which influence cost, performance, and quality of the flash memory. We further compete based upon the system technology in our solutions and the branding of our solutions.

•
Flash Memory Card and USB Drive Manufacturers and Resellers. We compete with manufacturers and resellers of flash memory card and USB drives, which purchase or have a captive supply of flash memory components and assemble memory cards. We compete based upon the breadth and availability of our product offerings, quality and reliability, marketing programs, brand recognition and price. Our primary competitors currently include, among others, Kingston Technology Company, Inc., or Kingston, Lexar Media, Inc., or Lexar, a subsidiary of Micron, PNY

Technologies, Inc., or PNY, Samsung, Sony and Transcend Information, Inc., or Transcend. In the USB flash drive market, we face competition from a large number of competitors, including Kingston, Lexar, PNY, Toshiba, and Verbatim Americas, LLC, or Verbatim. We also sell flash products, in the form of private label cards, wafers or components, to certain companies who sell products that may ultimately compete with our branded products in the retail or commercial channels.

•
Client Storage Solution Manufacturers. In the market for client SSDs, we face competition from NAND flash memory manufacturers including Hynix, Intel, Micron, Samsung and Toshiba. We also face competition from other suppliers of client SSDs and hard drives such as Kingston, Seagate Technology LLC, or Seagate, and Western Digital Corporation, or WDC. We compete based upon the performance, quality and reliability of our product offerings, price and relationships with computer manufacturers.

•
Enterprise Storage Solution Manufacturers. We compete in the enterprise storage solutions market where we face competition from NAND flash memory manufacturers including Intel, Micron, Samsung and Toshiba, and from other providers of enterprise SSDs and hard drives such as Fusion-io, Inc., or Fusion-io, LSI Corporation, or LSI, Seagate and WDC. We compete based upon the performance, quality and reliability of our product offerings, price and relationships with storage OEMs and enterprise customers.

•
Digital Media Players and Drives. In the standalone digital audio/video player market, we face strong competition from Apple. We also face competition from Coby Electronics Corporation, GPX, a brand of Digital Products International, Inc., Koninklijke Philips Electronics N.V., Mach Speed Technologies, LLC and Sony, among others. We also face competition for our wireless media and flash drives from companies such as A-DATA, Seagate and WDC. We compete based upon the breadth and availability of our product offerings, quality and reliability, marketing programs, brand recognition and price.

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

Employees

As of December 29, 2013, we had 5,459 full-time employees, including 2,487 in research and development, 713 in sales and marketing, 527 in general and administrative, and 1,732 in operations. None of our employees is represented by a collective bargaining agreement and we have never experienced any employee work stoppage. We believe that our employee relations are good.

Executive Officers

Our executive officers, who are elected by and serve at the discretion of our board of directors, are as follows (all ages are as of February 15, 2014):

Name	Age	Position
Sanjay Mehrotra	55	President and Chief Executive Officer
Judy Bruner	55	Executive Vice President, Administration and Chief Financial Officer
Sumit Sadana	45	Executive Vice President and Chief Strategy Officer
Shuki Nir	44	Senior Vice President, Corporate Marketing, and General Manager, Retail
Dr. Siva Sivaram	53	Senior Vice President, Memory Technology
Eric S. Whitaker	47	Senior Vice President and Chief Legal Officer

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

Sumit Sadana has been our Executive Vice President and Chief Strategy Officer since September 2012, and previously served as our Senior Vice President and Chief Strategy Officer from April 2010 to September 2012. Mr. Sadana was President of Sunrise Capital LLC, a technology and financial consulting firm, from October 2008 to March 2010. Mr. Sadana was also Senior Vice President, Strategy and Business Development from December 2004 to September 2008, as well as Chief Technology Officer from January 2006 to May 2007, at Freescale Semiconductor, Inc., a provider of embedded processors. Mr. Sadana started his career at International Business Machines Corporation where he held several hardware design, software development, operations, strategic planning, business development and general management roles. Mr. Sadana has a B.Tech. in Electrical Engineering from the Indian Institute of Technology (IIT), Kharagpur and an M.S. in Electrical Engineering from Stanford University. Since January 2014, Mr. Sadana has served on the board of directors of Second Harvest Food Bank, a 501(c)(3) charity.

Shuki Nir has been our Senior Vice President, Corporate Marketing, and General Manager, Retail since December 2012, and previously served as Senior Vice President and General Manager, Retail and various other sales and marketing roles as a Vice President from November 2006 to December 2012. Mr. Nir also served in various sales and marketing roles as a Vice President at msystems Ltd. from February 2003 until November 2006, when it was acquired by us. Prior to that, Mr. Nir held sales and marketing positions at Destinator Ltd. and also co-founded and served as Chief Executive Officer of MindEcho, Inc. Mr. Nir has a B.A. in Law and Accounting and an M.B.A. from Tel Aviv University.

Dr. Siva Sivaram has been our Senior Vice President, Memory Technology since June 2013, and previously served as our Vice President Technology from January 2005 to March 2007 and as Chief Operating Officer for Matrix Semiconductor, Inc. from November 1999 until January 2005, when it was acquired by us. Most recently, Dr. Sivaram was Chief Executive Officer of Twin Creeks Technologies, Inc., a company focused on manufacturing equipment for the production of solar modules, sensors, LEDs and other solid-state devices, from January 2008 to December 2012. Dr. Sivaram also held various engineering and management positions at Intel Corporation between July 1986 and October 1999. Dr. Sivaram serves on the board of directors of ZigStor Inc., Sand 9, Inc. and EnerGram Pvt. Ltd. Dr. Sivaram received a Ph.D. and an M.S. in Materials Science from Rensselaer Polytechnic Institute and a B.E. in Mechanical Engineering from the National Institute of Technology, Tiruchirappalli.

Eric S. Whitaker has been our Senior Vice President and Chief Legal Counsel since January 2013. Prior to that, Mr. Whitaker served as General Counsel and Corporate Secretary of Tesla Motors, Inc. from October 2010 to November 2012. From October 2007 to October 2010, Mr. Whitaker served as Executive Vice President and General Counsel of Avalanche Technology, Inc., a corporation that designs and manufactures spin-torque MRAM universal memory chips. From December 1999 to July 2006, he served in various positions at Lexar Media, Inc., a corporation that designs and manufactures flash memory cards, most recently as Executive Vice President of Corporate Strategy, General Counsel and Corporate Secretary. From October 1995 to December 1999, Mr. Whitaker was an attorney with Latham & Watkins LLP. Mr. Whitaker holds a B.A. in politics from Princeton University and a J.D. from Stanford University Law School.

ITEM 1A.	RISK FACTORS

Our operating results may fluctuate significantly, which may harm our financial condition and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future.  Our results of operations are subject to fluctuations and other risks, including, among others:

•	competitive pricing pressures, resulting in lower average selling prices and lower revenue;

•	weakness in demand in one or more of our product categories, such as mobile embedded or SSDs, or adverse changes in our product or customer mix;

•	inability to reduce product costs to keep pace with reductions in average selling prices, resulting in lower or negative product gross margin;

•
potential delays in product development or lack of customer acceptance and qualification of our solutions, including on new technology nodes, particularly OEM products such as our embedded flash storage and SSD solutions;

•
inability to develop, or unexpected difficulties or delays in developing or ramping with acceptable yields, new technologies such as 1Y and 1Z‑nanometer process technologies, X3 NAND memory architecture, 3D NAND technology, 3D ReRAM, or other advanced technologies, or the failure of these new technologies to effectively compete with those of our competitors;

•	fluctuations in customer concentration and the loss of, or reduction in orders from, one or more of our major customers;

•
inability to penetrate new or growing markets for flash memory, including the SSD markets, failure of existing or new markets for flash memory to grow or develop, or failure to maintain or improve our position in any of these markets;

•
excess or mismatched captive memory output or capacity, resulting in lower average selling prices, financial charges and impairments, lower gross margin or other consequences, or insufficient or mismatched captive memory output or capacity, resulting in lost revenue and growth opportunities;

•	timing, volume and cost of wafer production from Flash Ventures as impacted by fab start-up delays and costs, technology transitions, lower than expected yields or production interruptions;

•
fluctuations or declines in our license and royalty revenue due to license agreement renewals on less favorable terms, non-renewals, declines in sales of the products or use of technology underlying the license and royalty revenue by our licensees, or if licensees or we fail to perform on contractual obligations;

•	lengthy, costly and unpredictable design, qualification and sales processes for OEM customers particularly with embedded and SSD products;

•	increased costs and lower gross margin due to potentially higher warranty claims from our more complex solutions;

•	excess inventory or lost sales resulting from unpredictable or changing demand for our products;

•	failure to manage the risks associated with our ventures and strategic partnerships with Toshiba;

•	the rate of growth of our captive flash memory supply fails to keep pace with that of our competitors for an extended period of time, resulting in lost sales opportunities and reduced market share;

•	insufficient non-flash memory materials or capacity from our suppliers and contract manufacturers to meet demand or increases in the cost of non-flash memory materials or capacity;

•	disruptions in our supply chain, whether due to natural disasters, emergencies such as power outages, fires or chemical spills, or employee strikes or other job actions;

•	inability to enhance current products, develop new products or transition products to new technologies on a timely basis or in advance of our competitors;

•	increased memory component and other costs as a result of currency exchange rate fluctuations for the U.S. dollar, particularly with respect to the Japanese yen;

•	inability to obtain non-captive memory supply of the right product mix and quality in the time frame necessary to meet demand, or inability to realize an adequate margin on non-captive purchases;

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

Competitive pricing pressures may result in lower average selling prices for our products, and if such price declines are not offset by a corresponding increase in demand for our products, our revenue may decline. The price of NAND flash memory is influenced by, among other factors, the balance between supply and demand, including the effects of new industry fab capacity, macroeconomic factors and business conditions, technology transitions, conversion of industry DRAM capacity to NAND, development of new technologies such as 3D NAND or other actions taken by us or our competitors to gain market share. In particular, the NAND flash memory industry has, from time-to-time, experienced periods of excess supply, resulting in price declines. Industry bit supply is expected to continue to grow, and if bit supply grows at a faster rate than market demand, the industry could again experience unanticipated price declines. If we are not able to offset price declines with sufficient increases in unit sales or average memory capacity per unit or a shift in product mix towards products with higher average selling prices, our revenue and operating results may be harmed.

If we are unable to reduce our product costs to keep pace with reductions in average selling prices, our gross margin may be harmed. Because of the historical and expected future declines in the price of NAND flash memory, we need to reduce our product costs in order to maintain adequate gross margin. Our ability to reduce our cost per gigabyte of memory produced depends on technology transitions and the improvement of manufacturing efficiency, including manufacturing yields. If our technology transitions (for example, the production ramp of NAND technology on the 1Y‑nanometer or 1Z‑nanometer process nodes) take longer or are more costly to complete than anticipated, our flash memory costs may not remain competitive with other NAND flash memory producers, which would harm our gross margin and financial results. The transitions to 1Y‑nanometer and 1Z‑nanometer will likely lead to less product cost reduction than we have experienced with prior technology node transitions. Furthermore, the inherent physical technology limitations of NAND flash technology may result in more costly technology transitions than we have experienced in the past, particularly with respect to required capital expenditures, which could further limit our ability to keep pace with reductions in average selling prices. Manufacturing yields are a function of both design and manufacturing process technology, and yields may also be impacted by equipment malfunctions, fabrication facility accidents or human error. Manufacturing yield issues may not be identified during the development or production process or solved until an actual product is manufactured and tested, further increasing our costs. If we are unable to improve manufacturing yields or other manufacturing efficiencies, our gross margin and results of operations would be harmed. In addition, our products contain non-flash memory materials and require product level assembly and test. Our non-flash memory product costs are increasing as a percentage of our overall products costs as we grow our sales mix of more complex products. If we are unable to reduce the cost of non-flash memory materials and manufacturing, our gross margin and results of operations would be harmed. In addition, as 2D NAND technology reaches its limits of cost-effective technology scaling, the development of alternative technologies, such as the 3D NAND and 3D ReRAM technologies we are working on, is crucial to continue the cost reductions necessary to maintain adequate gross margin, and our failure to develop these technologies in a timely or effective manner, or at all, or the failure of these technologies to effectively compete with those of our competitors, could harm our revenue, gross margin and results of operations.

Our reliance on and investments in captive manufacturing capacity limit our ability to respond to industry fluctuations in supply and demand. The semiconductor industry, and the NAND flash memory industry in particular, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. We are limited in our ability to react or adjust our cost structure in response to these cyclical fluctuations. We rely on our significant investments in Flash Ventures as a captive source of substantially all of our NAND flash memory supply. Growth in our captive memory supply comes from investments in technology transitions and new capacity at Flash Ventures. These investment decisions require significant planning and lead-time before an increase in supply can be realized, and are further determined by factors such as the timing, rate and type of investment by us and Toshiba, our partner in Flash Ventures, agreement between us and Toshiba as to these matters, our evaluation of the potential return on investment of the addition of new capacity, particularly in light of the timing, cost and availability of next generation technology, our profitability, our estimation of market demand and our liquidity position. A failure to accurately forecast demand for our products or industry capacity could cause us to over-invest or under-invest in the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. For example, in fiscal year 2008 and the first quarter of fiscal year 2009, we recorded charges for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. On the other hand, if we or Toshiba under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect or we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply to meet demand on a timely and cost effective basis and we may lose opportunities for revenue growth and market share as a result, which would harm our ability to grow revenue. In such cases, we may have only a limited ability to satisfy our supply needs from non-captive supply sources and may not be able to obtain the right mix of non-captive product that meets our requirements within an adequate lead time or at a cost that allows us to generate an adequate gross margin. Furthermore, if our memory supply is limited, we may make strategic decisions with respect to the allocation of our supply among our products and customers that may preserve our long-term goals and customer relationships but result in short-term declines in our gross margin or less favorable gross margin. Our customers also may not allow us to change the memory in the products that they have already qualified, which can further limit our ability to satisfy our supply needs from other sources for products that require long and extensive qualification cycles, such as SSDs. Our inability to obtain sufficient cost-effective non-captive memory that meets our requirements may cause us to lose sales, market share and profits, which would harm our operating results. In addition, we are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed under Flash Ventures and the foundry arrangement with Toshiba for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margin. Our limited ability to react to fluctuations in supply and demand makes us particularly susceptible to variations from our forecasts and expectations, and even in times of excess demand, our operating results may be harmed.

The future growth of our business depends on the development and performance of new and existing markets for flash memory, including the SSD markets, and on our ability to maintain or improve our position in these markets. Historically, removable flash memory imaging cards and USB drives, both sold primarily through the retail channel, provided the majority of our revenue. As growth in these retail products slowed, we increased sales of embedded NAND flash memory and cards for devices such as mobile phones, tablets, and other mobile devices, which now represent the largest percentage of our revenue. More recently, SSD products have generated the largest portion of our revenue growth. Our future growth is dependent on the development of new markets, new applications and new products for NAND flash memory, and on the continued use of NAND flash memory in existing markets and on our ability to maintain or improve our position in such markets. There can be no assurance that the use of NAND flash memory in existing markets and products will continue or grow fast enough, or at all, that we will be able to maintain or improve our position in existing markets, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow.

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

•	the complexity and longer development cycles required for SSD solutions increase the risk of development delays that can result in missing customer qualification cycles and other market opportunities;

•
due to longer customer product cycles and end-of-life product support requirements in SSD solutions, we may be unable to transition customers to our leading edge products, which would prevent us from achieving the full cost advantage of new technology transitions;

•
products that contain our leading-edge technologies, whether based on 2D NAND or our alternative 3D NAND or 3D ReRAM technologies, may be unable to meet the performance requirements of SSDs or to compete effectively with products from our competitors, which would inhibit our ability to succeed in these markets and could impair our growth and profitability prospects;

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

Our revenue depends in large part on our ability to achieve design wins with OEM customers and the success of products sold by our OEM customers. Our primary OEM products include cards for mobile devices, embedded memory products, and SSDs for the notebook, storage and server markets. Our OEM revenue is primarily dependent upon our products meeting OEM specifications and the achievement of design wins in an OEM’s products such as mobile phones, tablets, computers and enterprise servers. Even if our products meet OEM specifications, our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors, on the OEMs’ ability to create, market and sell their products successfully, and our ability to supply our products in sufficient quantity and in a timely manner. For example, in the first half of fiscal year 2012, our OEM sales declined because our next generations of mobile embedded products were in various stages of development and qualification, and because mobile OEM customers reduced their rate of card bundling and bundled lower capacity cards. If our OEM customers are not successful in selling their current or future products in sufficient volume or in a timely manner, should they decide not to use our products, should they further reduce their card bundling or bundle lower capacity cards, or should we not be able to produce our products in sufficient quantity or quality, our revenue, operating results and financial condition could be harmed.

Sales to a small number of customers represent a significant portion of our revenue, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenue and operating results could suffer. Our ten largest customers represented approximately 49% and 43% of our revenue in fiscal years 2013 and 2012, respectively. In fiscal year 2013, Apple accounted for 20% of our revenue. In fiscal year 2012, Apple accounted for 13% of our revenue. The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and there have been changes in the market share concentration among our customers. Many of our OEM customers purchase more than one product category from us. The primary reason that Apple’s percent of our sales increased in fiscal year 2013 relative to fiscal year 2012 is that Apple began purchasing SSDs from us, in addition to their ongoing purchases of mobile embedded and other products. We expect fluctuations in our customer and licensee base and the mix of our revenue by customer and licensee to continue as our markets and strategies evolve, which could make our revenue less predictable from period-to-period. Our sales are generally made from standard purchase orders and short-term commitments rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time with limited notice or penalty. If we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenue and operating results could suffer.

Our SSD products are more complex and rely on more sophisticated firmware than our other products, which may result in increased costs and lower gross margin due to more frequent product updates. Our SSD solutions are more complex than our traditional products due to, among other things, an increased dependence on more sophisticated firmware and customization of our products for specific OEM customers. Changes in our OEM customers’ specifications for these products could require us to update the firmware for our SSD products, which would result in increased costs for processing these updates. Furthermore, our failure to update our products to comply with the new specifications may result in reduced demand from our customers for a particular SSD solution, notwithstanding the long design, qualification and test cycles we have undertaken as part of our sales process for that solution, which may harm our results of operations.

Our enterprise SSD business is characterized by sales to a limited number of customers with long design, qualification and sales processes. The enterprise SSD market is comprised of a relatively limited number of customers, with long design, qualification and test cycles prior to sales. OEM customers in the enterprise SSD market typically also require us to customize our products, which could further lengthen the product design, qualification, manufacturing and sales process. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any customer orders on the timelines or in the quantities we expect. These lengthy and uncertain processes also make it difficult for us to forecast demand and timing of customer orders. Moreover, we start manufacturing our products and placing orders for materials and components based on non-binding forecasts that our OEM customers provide to us, further increasing our inventory exposure when actual sales vary from the OEM customer’s forecasts. The difficulty in forecasting demand and the customized nature of our products for certain OEMs make it difficult to anticipate our inventory requirements, which may cause us to over-purchase materials and components or over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Furthermore, due to longer customer product cycles, we may not be able to transition customers to our leading edge products, which would prevent us from benefitting from the technology transitions that enable cost reductions, which may harm our gross margin. For the enterprise products we acquired with the SMART Storage Systems, or SMART Storage, acquisition, we are in the process of transitioning these products from non-captive memory to captive memory, and delays in the qualification of captive memory for these products may cause unexpected declines in our revenue or margins from these products.

We rely substantially on our ventures and strategic partnerships with Toshiba, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results. Substantially all of our NAND flash memory is supplied by Flash Ventures. In addition, we partner with Toshiba on the development of NAND flash technology and we have entered into strategic partnerships with Toshiba relating to research and development for the next technology transitions of NAND flash and alternative technologies beyond NAND flash technologies. These ventures and strategic partnerships are subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending or our future growth opportunities, including, among others:

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

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory or the alternative technologies that we are developing obsolete or less attractive, and we may not have access to those new technologies on a cost-effective basis, or at all, or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. Due to inherent technology limitations, the bit growth and cost reduction from 2D NAND flash technology transitions is slowing down. We currently expect to be able to continue to scale our current 2D NAND flash memory architecture through at least two more technology nodes (1Y‑nanometer and 1Z‑nanometer), but beyond that there is no certainty that further technology scaling can be achieved cost effectively with the 2D NAND flash memory architecture. In the first quarter of fiscal year 2011, we began investing in our 3D NAND flash technology, which we have referred to as BiCS, and other alternative technologies. In 3D NAND technology, the memory cells are packed along the vertical axis as opposed to the horizontal axis as in the current 2D NAND flash technologies. As we progress with our 3D NAND development, we are evaluating and modifying certain aspects of our technology architecture to optimize for manufacturability, scalability, cost and product specifications, targeting a broader range of applications. We continue to invest in other alternative technologies, primarily our 3D ReRAM technology. We believe that both 3D NAND and 3D ReRAM technologies may be viable alternatives to 2D NAND flash memory, when 2D NAND flash memory can no longer cost-effectively scale at a sufficient rate, or at all. However, even when 2D NAND flash memory can no longer be further scaled, we expect 2D NAND flash technology and potential alternative technologies to coexist for an extended period of time. The success of our overall technology strategy is also dependent in part upon the development by third-party suppliers of advanced semiconductor materials and process technologies, such as extreme ultraviolet, or EUV. Our technology development of NAND, 3D NAND and 3D ReRAM is done in conjunction with Toshiba, and the success of our development could be influenced by whether we are able to agree with Toshiba on a technology path or the timing and amount of investment.

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

Many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies such as magnetoresistive RAM, or MRAM, ReRAM, Memristor, vertical or stacked NAND, phase-change and charge-trap flash technologies and other technologies. Samsung has announced the launch of its 3D NAND flash technology, known as 3D VNAND, with volume production beginning in 2014, and other companies have indicated they are working on 3D NAND technologies. At this time, these technologies are still emerging and it is unclear how these new technologies will compare to our 3D NAND technology and what implications 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. For example, the specifications of competitors’ 3D NAND may make it more competitive in certain products than the 2D NAND currently produced by us. Successful broad-based commercialization of one or more of these technologies could reduce the competitiveness and future revenue and profitability of our current and future generations of 2D NAND flash technology, and it could reduce the competitiveness and future revenue and profitability of the potential alternative 3D NAND or 3D ReRAM technologies that we are developing or even supplant them in their entirety. In addition, we generate license and royalty revenue from NAND flash technology, and if NAND flash technology is replaced by a technology where our IP is less relevant, our license and royalty revenue would decrease. Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally. If our competitors successfully develop new or alternative technologies, and we are unable to scale our technology on an equivalent basis, or if our competitors’ new or alternative technologies satisfy application-specific requirements that our technologies are not able to, we may not be able to compete effectively, and our operating results and financial condition would suffer.

Alternative technologies or storage solutions such as cloud storage, enabled by high bandwidth wireless or internet-based storage, could reduce the need for physical flash storage within electronic devices or reduce the rate by which average capacity increases in such devices, which could materially harm our operating results.

Growth of our NAND flash memory bit-supply at a slower rate than the overall industry for an extended period of time, would result in lowering our industry market share which could limit our future opportunities or harm our financial results. Our strategy has been to focus on increasing our share of high‑value solutions rather than our industry bit share. During 2013, our competitors in total grew their NAND flash memory bits faster than us and we expect this trend to continue in 2014. Successful broad‑based commercialization of 3D NAND may accelerate the growth of NAND flash bits more than we anticipate. If our bit growth lags behind our competitors, it will reduce our captive flash bit market share in the industry. With lower bit market share, we may not be able to sufficiently address all market opportunities. Some of our customers may want to buy multiple types of products or specific quantities of our products and if we limit the growth of our production, we may not be able to meet customer volume supply requirements or other competitors with greater market share may become more preferred suppliers based upon either the breadth of product offerings or volume of product supply. In addition to the potential loss of bit market share, our competitors may realize better cost declines than us enabled by improved economies of scale achieved through additional bit growth. If our competitors have lower costs, this could allow our competitors to offer similar products at a lower price than us which could harm our competitiveness and financial results. If we decide to purchase non-captive supply from competitors to provide supply to our customers, there is no guarantee we will be able to secure such supply at a competitive price, or in the right product mix or quality level or in sufficient volume, or at all.

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

Our license and royalty revenue may fluctuate or decline significantly in the future due to license agreement renewals, declines in sales of the products or use of technology underlying the license and royalty revenue by our licensees, or if licensees fail to perform on a portion or all of their contractual obligations. If our existing licensees do not renew their licenses upon expiration, renew them on less favorable terms, exercise their option to terminate the license or fail to exercise their option to extend the licenses, or we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed. As our older patents expire, and the coverage of our newer patents may be different, it may be more difficult to negotiate or renew favorable license agreement terms or a license agreement at all. For example, in the first quarter of fiscal year 2010, our license and royalty revenue decreased sequentially primarily due to a new license agreement with Samsung that was effective in the third quarter of fiscal year 2009 with a term of seven years, and contains a lower effective royalty rate compared to the previous license agreement. To the extent that we are unable to renew license agreements under similar terms, or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees. Our agreements may require us in certain instances to recognize license revenue related to a particular licensee all in one period instead of over time which could create additional volatility in our licensing revenue. A portion of our license and royalty revenue is based on sales of product categories as well as underlying technology, and fluctuations in the sales of those products or technology adoption rates would also result in fluctuations in the license and royalty revenue due to us under our agreements. If our licensees or we fail to perform on contractual obligations, we may incur costs to enforce or defend the terms of our licenses and there can be no assurance that our enforcement, defense or collection efforts will be effective. If we license new IP from third-parties or existing licensees, we may be required to pay license fees, royalty payments or offset existing license revenue. In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

In transitioning to new technologies and products, we may not achieve OEM design wins, our OEM customers may delay transition to new technologies, our competitors may transition more quickly than we do, or we may experience product delays, cost overruns or performance issues that could harm our business. The transition to new generations of products, such as products containing 19‑nanometer, 1Y‑nanometer or subsequent process technologies such as 1Z‑nanometer 2D NAND and 3D NAND and/or X3 NAND memory architecture, is highly complex and requires new controllers, new test procedures and modifications to numerous aspects of our manufacturing processes, resulting in the need for extensive qualification of the new products by our OEM customers and us. In addition, our competitors may transition to these new technologies more quickly or more effectively than we are able to, which could harm our ability to compete effectively. If we fail to achieve OEM design wins with new technologies such as 19‑nanometer, 1Y‑nanometer or subsequent process technologies or the use of X3 in certain products, if our OEM customers choose to transition to these new technologies more slowly than our roadmap plans, if the demand for the products that we developed is lower than expected, if the supporting technologies to implement these new technologies are not available, or if our competitors transition to these new technologies, including X3, more quickly or more effectively than we are able to, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our OEM market position. Furthermore, there can be no assurance that technology transitions will occur on schedule or at the yields or costs that we anticipate, that the tools and equipment required for the technology transitions will be available on a cost-effective basis or at all, or that products based on the new technologies will meet customer specifications. The vast majority of products require controllers or firmware, and any delays in developing or sourcing controllers or firmware, or incompatibility or quality issues relating to the controllers or firmware in our products, could harm our revenue and gross margin, as well as business relationships with our customers. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.

We require an adequate level of product gross margin to continue to invest in our business, and our product gross margin may vary significantly depending on a number of factors. Our ability to generate sufficient product gross margin and profitability to invest in our business is influenced by supply and demand balance in the flash memory industry, our ability to reduce our cost per gigabyte at an equal or higher rate than the price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the mix of our products, the continued acceptance of our products by our customers and our management of production capacity. Other factors that could result in volatility in our product gross margin include fluctuations in customer mix, as well as variations in the technologies or form factors of our products. For example, we experienced negative product gross margin for fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write-downs. If we fail to maintain adequate product gross margin and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities, including funding technology development and capacity expansion. Furthermore, as we diversify the products that we sell, changes in our product mix could result in volatility in our product gross margin, since we have significant variation in our product gross margin across product lines, and some of the products that we sell have product gross margin that is significantly below our overall average.

Any disruption or shortage in our supply chain could reduce our revenue, earnings and gross margin. All of our flash memory products require silicon supply for the memory and controller components. Substantially all of our flash memory is currently supplied by Flash Ventures and to a much lesser extent by third-party silicon suppliers. Any disruption or shortage in supply of flash memory from our captive or non-captive sources, including disruptions due to disasters, work stoppages, supply chain interruptions and other factors, would harm our operating results.

The concentration of Flash Ventures in Yokkaichi, Japan, magnifies the risks of supply disruption. The Yokkaichi location and Japan in general are subject to earthquakes, typhoons and other natural disasters. Moreover, Toshiba’s employees who produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt our wafer supply from Flash Ventures. A disruption in our captive wafer supply, including but not limited to disruptions from natural disasters, emergencies such as power outages, fires or chemical spills, or employee strikes or other job actions could cause us not to have sufficient supply to meet demand, resulting in lost sales and market share, as well as significant costs, including wafer loss. For example, the March 11, 2011 earthquake and tsunami in Japan caused a brief equipment shutdown at Flash Ventures, which resulted in some wafer loss as well as delayed or canceled deliveries of certain tools and materials from suppliers impacted by the earthquake. In addition, Flash Ventures has, from time-to-time, experienced power outages and power fluctuations, which have resulted in a loss of wafers and increased costs associated with bringing the facility back online.

Currently, wafers for our internally-designed controllers are manufactured by third-party foundries. In addition, we purchase controllers from third-party sources, and some of our products require other non-flash memory components and materials for which we do not have captive supply, such as the DRAM included in some of our SSDs and MCP storage solutions that we supply for use in mobile devices. A disruption in the manufacturing operations of our controller wafer vendors, third-party controller vendors or suppliers of other non-flash memory components, such as DRAM, could result in delivery delays, harm our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for these components, which could take several quarters to complete.

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection claims, any of which would harm our business, financial condition and operating results. A significant portion of our sales is made through retailers (for our retail channel) and distributors (for both our retail and commercial channels), and we must rely on them to effectively sell our products. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors. In addition, sales through retailers and distributors typically include commercial terms such as the right to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. If our retailers and distributors are not successful in selling our products, not only would our revenue decrease, but we could also experience lower gross margin due to substantial product returns or price protection claims. Furthermore, negative changes in the credit-worthiness or the ability to access credit, or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances. We also provide inventory on a consigned basis to certain of our retailers, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory charges.

We develop new applications, technologies and standards, which may not be widely adopted by consumers or enterprises, or, if adopted, may reduce demand for our older products. We devote significant resources to the development of new applications, technologies and standards. New applications may require significant upfront investment with no assurance of long-term commercial success or profitability. As we introduce new standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all. Failure of consumers or enterprises to adopt our new applications, standards or technologies could harm our results of operations as we fail to reap the benefits of our investments. Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products, negatively impact our license and royalty revenue, or increase license and royalty expense. If new standards are broadly accepted and we do not adopt these new standards in our products, our revenue and results of operations may be harmed.

We face competition from numerous manufacturers and marketers of products using flash memory and if we cannot compete effectively, our operating results and financial condition will suffer. We face competition from NAND flash memory manufacturers and from companies that buy NAND flash memory and incorporate it into their end products. We face different competitive pressures in different markets, and we compete to varying degrees on the basis of, among other things, price, quality and timely delivery of products, product performance, availability and differentiation, and the development of industry standards and formats. The success of our competitors may harm our future revenue or margins and may result in the loss of our key customers.

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

•
Flash Memory Card and USB Drive Manufacturers and Resellers. We compete with manufacturers and resellers of flash memory card and USB drives, which purchase or have a captive supply of flash memory components and assemble memory cards. Price fluctuations, the timing of product availability and resources allocated to marketing programs can harm our branded market share and reduce our sales and profits. We also sell flash memory in the form of private label cards, wafers or components to certain OEMs who sell flash products that may ultimately compete with our branded products in the retail or commercial channels. The sales volumes and pricing to these OEMs can be highly variable and these OEMs may be more inclined to switch to an alternative supplier based on short-term price fluctuations or the timing of product availability, which could harm our sales and profits.

•
Client Storage Solution Manufacturers. In the market for client computing SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, from third-party client SSD solution providers such as Kingston, and from hard drive manufacturers such as Seagate and WDC. In this market, we compete with these industry players largely on the basis of performance capabilities, price and product reliability. Many of the large NAND flash producers have long established relationships with computer manufacturers, or are computer manufacturers themselves, which gives them a competitive advantage in qualifying and integrating their client storage solutions in this market as well as the ability to leverage competencies that have been developed through these relationships in the past. Hard drive manufacturers may also have a competitive advantage in their ability to leverage their existing relationships and brand recognition with customers, as well as their ability to leverage existing technology in creating hybrid drive products. Our failure to compete effectively against these industry players could harm our business and results of operations.

•
Enterprise Storage Solution Manufacturers. In the market for enterprise data center SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, from enterprise SSD solution providers such as Fusion-io and LSI, and from hard drive manufacturers such as Seagate and WDC. Many of these competitors have significantly more experience with the software components that are required for successful enterprise SSD solutions, and our failure to continue to develop software expertise could harm our ability to effectively compete in this market. Many established and start-up companies are contributing to the development of the enterprise data center SSD market. Our competitors in this market may be able to leverage existing resources and competencies or acquire or develop other strategic relationships with established or start-up companies before we are able to, which could give them a competitive advantage, and if we are unable to independently develop comparable capabilities, we may be unable to effectively compete.

Our ability to generate revenue or adequate margins for certain products may be limited by our ability to secure, at competitive prices or at all, components or materials required to produce those products. Our products require certain non-flash memory components and materials for which we do not have captive supply. Our ability to generate revenue or adequate margins could be impacted by an inability to source those components or materials in a cost-effective manner, or at all. For example, some of our SSDs and the MCP storage solutions that we supply for use in mobile devices include both NAND flash memory and DRAM; however, since we do not have a captive supply of DRAM, there could be periods in which we are unable to cost-effectively source the DRAM that we require or to source DRAM in the quantities or on the timeline that we require. In addition, costs of DRAM have increased in the past and continued increases in the future would harm our gross margin for our products that include DRAM. Over the past year, the non-flash memory content in our cost of sales has increased due to the increased mix of more complex products in our revenue. If we are unable to source certain components or materials cost effectively, or at all, or if we are unable to reduce the cost of non-flash memory materials and other costs, our revenue and margin may be harmed.

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

In August 2013, we completed the acquisition of SMART Storage, a developer of enterprise SSDs. In addition to the risks described above, additional factors associated with the acquisition of SMART Storage that could harm our ability to realize the potential financial or strategic benefits of the acquisition and thereby harm our growth prospects or results of operations include but are not limited to:

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

In the third quarter of fiscal year 2013, we recorded impairment charges of $47 million related to amortizable intangible assets and $36 million related to an in-process research and development intangible asset, both from the acquisition of Pliant Technology, Inc., or Pliant. These impairment charges stem primarily from our decision to integrate more of the SMART Storage architecture and technology into our future enterprise product roadmap and from the delay of our next-generation SSD platform built on the Pliant technology. We will continue to monitor for any events or circumstances that could indicate whether an impairment of the remaining Pliant acquisition-related intangible assets is required.

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

We depend on our captive assembly and test manufacturing facility in China and our business could be harmed if this facility does not perform as planned. Our reliance on our captive assembly and test manufacturing facility near Shanghai, China has increased significantly and we now utilize this factory to satisfy a majority of our assembly and test requirements, to produce products with leading-edge technologies such as multi-stack die packages and to provide order fulfillment. In addition, our Shanghai, China facility is responsible for packaging and shipping our retail products within the U.S., Asia, Europe, Canada and Latin America. Any delays in adding new equipment capacity, interruptions in production or the ability to ship product, or issues with manufacturing yields at our captive facility could harm our operating results and financial condition. In addition, investment decisions in adding new assembly and test capacity require significant planning and lead-time, and a failure to accurately forecast demand for our products could cause us to over-invest or under-invest in the expansion of captive assembly and test capacity in our facility, which would lead to excess capacity and under-utilization charges, in the event of over-investment, or insufficient assembly and test capacity resulting in a loss of sales and revenue opportunities, in the event of under-investment. Furthermore, if we were to experience labor unrest, or strikes, or if wages were to significantly increase, our ability to produce and ship products could be impaired and we could experience higher labor costs, which could harm our operating results, financial condition and liquidity.

We rely on our suppliers, some of which are the sole source of supply for our non-memory components, and capacity limitations of these suppliers expose our supply chain to unanticipated disruptions or potential additional costs. We do not have long-term supply commitments from many of our suppliers, certain of which are sole sources of supply for our non-memory components. For example, the controllers for a majority of our SSD revenue are sourced from one third-party controller vendor. From time-to-time, certain materials may become difficult or more expensive to obtain, including as a result of capacity constraints of these suppliers, which could impact our ability to meet demand and could harm our profitability. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply in a timely manner, on competitive terms, or at all.

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

Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenue, diverted development resources, increased service costs, warranty and indemnification claims and litigation. Our products are complex, must meet stringent user requirements and may contain errors or defects, and the majority of our products provide a warranty period. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components or firmware, including memory and components that we procure from non-captive sources. In addition, the substantial majority of our flash memory is supplied by Flash Ventures, and if the wafers from Flash Ventures contain errors or defects, our overall supply could be harmed. These factors could result in the rejection of our products, damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, indemnification of our customers’ product recall and other costs, warranty claims and litigation. Generally, our OEM customers have more stringent requirements than other customers and our concentration of revenue from OEMs, especially OEMs who purchase our enterprise and client SSD products, could result in increased expenditures for product testing, or increase our service costs and potentially lead to increased warranty or indemnification claims. Furthermore, the costs of errors or defects in our embedded products may be greater than those of stand-alone, removable products due to the effect that such errors or defects may have on other components of the device in which they are embedded. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and harm our operating results and financial condition.

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

Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen. Appreciation in the value of the Japanese yen relative to the U.S. dollar would increase our cost of NAND flash wafers, negatively impacting our gross margin and operating results. In addition, our investments in Flash Ventures are denominated in Japanese yen and strengthening of the Japanese yen would increase the cost to us of future funding and increase the value of our Japanese yen-denominated investments, increasing our exposure to asset impairments. Macroeconomic weakness in the U.S. or other parts of the world could lead to strengthening of the Japanese yen, which would harm our gross margin, operating results, and the cost of future Flash Venture funding, and increase the risk of asset impairment. We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia. Additionally, we have exposures to emerging market currencies, which can be extremely volatile. We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

We enter into foreign exchange forward and cross currency swap contracts to reduce the impact of foreign currency fluctuations on certain foreign currency assets and liabilities. In addition, from time-to-time, we hedge certain anticipated foreign currency cash flows with foreign exchange forward and option contracts, primarily for Japanese yen-denominated inventory purchases. We generally have not hedged our future equity investments, distributions and loans denominated in Japanese yen related to Flash Ventures.

Our decisions and hedging strategy with respect to currency risks may not be successful, which could harm our operating results. In addition, if we do not successfully manage our hedging program in accordance with accounting guidelines, we may be subject to adverse accounting treatment, which could harm our operating results. There can be no assurance that this hedging program will be economically beneficial to us for numerous reasons, including that hedging may reduce volatility, but prevent us from benefiting from a favorable market trend. Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and other restrictions. Operating losses, third-party downgrades of our credit rating or instability in the worldwide financial markets, including the downgrade of the credit rating of the U.S. government, could impact our ability to effectively manage our foreign currency exchange rate risk, which could harm our business, operating results and financial condition.

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

Moreover, from time-to-time, we agree to indemnify certain of our suppliers and customers for alleged IP infringement. The scope of such indemnity varies but generally includes indemnification for direct and consequential damages and expenses, including attorneys’ fees. We may be engaged in litigation as a result of these indemnification obligations. Third-party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may harm our business, financial condition and operating results. For additional information concerning legal proceedings, see Part II, Item 1, “Legal Proceedings.”

We may be unable to license, or license at a reasonable cost, IP from third parties as needed, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling products. If we incorporate third-party technology into our products or if we are found to infringe the IP of others, we could be required to license IP from third-parties. We may also need to license some of our IP to others in order to enable us to obtain important cross-licenses to third-party patents. We cannot be certain that licenses will be offered when we need them, that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third parties, we may be required to pay license fees, royalty payments, or offset license revenue. In addition, if we are unable to obtain a license that is necessary to manufacture or sell our products, we could be required to redesign or stop shipping our products to one or more geographic locations, suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third parties. We may not be successful in redesigning our products, or the necessary licenses may not be available under reasonable terms, which would harm our business and financial results.

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

The Flash Ventures’ master equipment lease obligations contain covenants, which if breached, would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, some of the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of December 29, 2013, Flash Ventures was in compliance with all of its master lease covenants.

If our stockholders’ equity were to fall below $1.51 billion, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $492 million, based upon the exchange rate at December 29, 2013, covered by our guarantee under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available.

We are vulnerable to numerous risks related to our international operations, including political instability, and we must comply with numerous laws and regulations, many of which are complex. Currently, a large portion of our revenue is derived from our international operations, and all of our products and many of our components are produced overseas in China, Japan, Malaysia and Taiwan. Our revenue and future growth is also significantly dependent on international markets, and we may face difficulties entering or maintaining sales in some international markets. We are, therefore, affected by the political, economic, labor, environmental, public health and military conditions in these countries. For example, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of IP rights, which results in the prevalence of counterfeit goods in China, among other things, as well as piracy and degradation of our IP protection. Our efforts to prevent counterfeit products from entering the market may not be successful, and the sale of counterfeit products could harm our operating results and financial condition. In addition, customs regulations in China are complex and subject to frequent changes and, in the event of a customs compliance issue, our ability to import to, and export from, our factory in Shanghai, China could be adversely affected, which could harm our operating results and financial condition.

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

Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenue, costs and stock price. Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer demand. Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers, or adversely affect consumer confidence. We have substantial operations in Israel including a development center in Northern Israel, near the border with Lebanon, and a research center in Omer, Israel, which is near the Gaza Strip, areas that have experienced significant violence and political unrest. Turmoil and unrest in Israel, the Middle East or other regions could cause delays in the development or production of our products and could harm our business and operating results.

Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could harm our operations. Our supply chain operations, including those of our suppliers and subcontractors, are concentrated in the U.S., China, Japan, Malaysia, Singapore and Taiwan. In the past, certain of these areas have been affected by natural disasters such as earthquakes, tsunamis, floods and typhoons, and some areas have been affected by epidemics. In addition, our headquarters, which house a significant concentration of our research and development and engineering staff, are located in the San Francisco Bay Area, an area that is prone to earthquakes. If a natural disaster or epidemic were to occur in one or more of these areas, we could incur a significant work or production stoppage. The impact of these potential events is magnified by the fact that we do not have insurance for most natural disasters or epidemics, including earthquakes and tsunamis. The impact of a natural disaster or epidemic could harm our business and operating results.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability. We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. For example, we were under a federal income tax audit by the U.S. Internal Revenue Service, or IRS, for fiscal years 2005 through 2008 and issued the Revenue Agent’s report in February 2012. The most significant proposed adjustments are comprised of related party transactions between our U.S. parent entity and our foreign subsidiaries. We are contesting these adjustments through the IRS Appeals Office and cannot predict when a resolution will be reached. Furthermore, we are currently under a federal income tax audit by the IRS for fiscal years 2009 through 2011, and we do not expect a resolution of this audit to be reached during the next twelve months. While we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. IRS audits may also impact the timing and/or amount of our refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S.

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

New conflict minerals regulations are causing us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products. In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These new rules will require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or any adjoining country. These new rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers, including OEM and other customers in our commercial channel, may require that our products be free of conflict minerals, and our revenue and margin may be harmed if we are unable to provide assurances to our customers that our products are “conflict free” or to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

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

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1.5% Convertible Senior Notes due 2017 and our 0.5% Convertible Senior Notes due 2020. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of December 29, 2013, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $492 million based on the exchange rate at December 29, 2013. In addition, we have significant commitments for the future fixed costs of Flash Ventures, and we will incur significant obligations with respect to Flash Forward as well as continued investment in Flash Partners and Flash Alliance. Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

There can be no assurance that we will continue to declare cash dividends. Our Board of Directors began declaring a quarterly dividend payment on our common stock in the third quarter of fiscal year 2013. Our continuation of declaring quarterly dividends is subject to capital availability and periodic determination by our Board of Directors that cash dividends are in the best interest of our shareholders. Future dividends may be affected by, among other factors, our views on potential future capital requirements, acquisition transactions, stock repurchases, changes in tax laws, and changes in our business model. A reduction in our dividend payments or discontinuance of dividend payments could have a negative effect on our stock price, which could have a material adverse impact on investor confidence and employee retention.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Milpitas, California. As of December 29, 2013, we owned five buildings in Milpitas comprising approximately 589,000 square feet. These buildings house our corporate offices, including personnel from engineering, sales, marketing, operations and administration.

We own two testing and assembly buildings comprising approximately 715,000 square feet located on a 50-year land lease in Shanghai, China, of which 43 years remain. In addition, we own three buildings in Israel that house administrative offices and research and development facilities. Two buildings comprising approximately 167,000 square feet are located in Kfar Saba, Israel, and are on a 99-year land lease, of which 79 years remain; and one building of approximately 64,000 square feet, located in Tefen, Israel, is on a 50-year land lease, of which 44 years remain.

We also lease offices supporting our sales, operations, administration and design in the U.S., Brazil, China, France, Germany, India, Ireland, Israel, Istanbul, Italy, Japan, Korea, Malaysia, Russia, Scotland, Singapore, Spain, Sweden, Taiwan and the United Arab Emirates.

ITEM 3.	LEGAL PROCEEDINGS

See Note 16, “Litigation,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8, “Financial Statement and Supplementary Data” of this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock. Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “SNDK.” The following table summarizes the high and low sale prices for our common stock as reported by NASDAQ for our two most recent fiscal years.

	High	Low
2012
First quarter	$53.08	$45.43
Second quarter	50.07	30.99
Third quarter	46.99	32.08
Fourth quarter	46.84	38.47
2013
First quarter	$56.49	$42.30
Second quarter	63.73	50.68
Third quarter	63.97	53.09
Fourth quarter	70.93	58.58

Holders. As of January 31, 2014, we had approximately 261 stockholders of record.

Dividends. In the third quarter of fiscal year 2013, our Board of Directors declared our first ever dividend. A second dividend was declared in the fourth quarter of fiscal year 2013. We paid a total of $101 million in cash for these two dividends during fiscal year 2013.

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act based upon settlement date during the three fiscal months ended December 29, 2013 (in millions, except share and per share amounts).

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
September 30, 2013 to October 27, 2013	—	$—	—
October 28, 2013 to November 24, 2013	2,196,514	68.29	2,196,514
November 25, 2013 to December 29, 2013	—	—	—
Total	2,196,514		2,196,514	$1,927

(a)
During the three months ended September 29, 2013, our Board of Directors increased the share repurchase program authorization by $2.50 billion, to an aggregate amount of $3.75 billion, for stock repurchases in the open market or otherwise. The program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act.

(b)	Does not include amounts paid for commissions.

On July 31, 2013, we entered into an accelerated share repurchase program, or ASR, agreement with a financial institution to purchase $1.0 billion of our common stock. In exchange for up-front payments totaling $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which will end no later than April 8, 2014. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted average price of our stock during that period. During the three months ended September 29, 2013, 14.5 million shares under this ASR program were initially delivered. This does not represent the final number of shares to be delivered under the ASR. Depending on the average price of our common stock while the ASR is outstanding, upon the maturity of the ASR, the financial institution may be required to deliver additional shares to us or we may be required to deliver shares to the financial institution. We expect the purchase period for the ASR program to remain open until April 8, 2014. The up-front payment of $1.0 billion was accounted for as a reduction to stockholders’ equity in our Consolidated Balance Sheet.

Stock Performance Graph*

Five-Year Stockholder Return Comparison. The following graph compares the cumulative total stockholder return on our common stock with that of the S&P 500 Stock Index, a broad market index published by S&P, a selected S&P Semiconductor Company stock index and the Philadelphia, or PHLX, Semiconductor Index for the five-year period ended December 29, 2013. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by an individual investor.

The comparison for each of the periods assumes that $100 was invested on December 28, 2008 in our common stock, the S&P 500 Stock Index, the S&P Semiconductor Company Stock Index and the PHLX Semiconductor Index, and assumes all dividends are reinvested. For each reported year, the reported dates are the last trading dates of our fiscal quarters (which end on the Sunday closest to March 31, June 30 and September 30, respectively) and year (which ends on the Sunday closest to December 31).

$850
$800
$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013
SanDisk Corporation
S&P 500 Index
S&P Semiconductor Index
PHLX Semiconductor Index

	2008	2009	2010	2011	2012	2013
SanDisk Corporation	$100.00	$315.92	$543.36	$536.33	$465.09	$771.02
S&P 500 Stock Index	100.00	127.76	144.09	144.09	160.68	210.98
S&P Semiconductor Stock Index	100.00	163.79	177.93	177.75	164.05	218.41
PHLX Semiconductor Index	100.00	178.17	203.87	181.79	186.57	262.36

*
The material in this section of this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 or subject to Regulation 14A or 14C, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal years ended
	December 29, 2013(1)	December 30, 2012(2)	January 1, 2012(3)	January 2, 2011(4)	January 3, 2010(5)
	(In thousands, except per share data)
Revenue	$6,170,003	$5,052,509	$5,662,145	$4,826,807	$3,566,806
Cost of revenue	3,302,520	3,369,289	3,222,999	2,564,717	2,282,180
Gross profit	2,867,483	1,683,220	2,439,146	2,262,090	1,284,626
Operating income	1,562,210	696,095	1,530,100	1,461,574	519,390
Net income attributable to common stockholders	$1,042,657	$417,404	$986,990	$1,300,142	$415,310
Net income attributable to common stockholders per share:
Basic	$4.44	$1.72	$4.12	$5.59	$1.83
Diluted	$4.34	$1.70	$4.04	$5.44	$1.79
Shares used in computing net income attributable to common stockholders per share:
Basic	234,886	242,076	239,484	232,531	227,435
Diluted	240,236	245,253	244,553	238,901	231,959

Cash dividends declared per share	$0.45	$—	$—	$—	$—

	At
	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Working capital	$3,420,138	$2,724,693	$3,262,587	$3,072,585	$2,043,664
Total assets	10,488,717	10,339,127	10,174,648	8,776,710	6,001,719
Convertible debt	1,985,363	1,696,621	1,604,911	1,711,032	1,009,722
Total equity	6,965,691	7,259,600	7,060,839	5,779,395	3,908,409
————

(1)
Includes share-based compensation of $99.8 million, amortization of acquisition-related intangible assets of $60.7 million, impairment of acquisition-related intangible assets of $83.2 million and amortization of convertible debt bond discount of $67.6 million.

(2)
Includes share-based compensation of $78.4 million, amortization and write-off of acquisition-related intangible assets of $52.4 million and amortization of convertible debt bond discount of $90.0 million.

(3)
Includes share-based compensation of $63.1 million, amortization of acquisition-related intangible assets of $44.2 million, amortization of convertible debt bond discount of $90.6 million, a charge of $24.6 million related to a power outage and earthquake experienced in Fab 3 and Fab 4, a loss of $11.5 million related to the early extinguishment of debt and a net gain of $18.8 million related to the sale of our investment in certain equity securities.

(4)
Includes share-based compensation of $77.6 million, which includes $17.3 million due to a non-cash modification of outstanding stock awards pursuant to the retirement of our former Chief Executive Officer, amortization of acquisition-related intangible assets of $14.2 million, amortization of convertible debt bond discount of $68.9 million, a charge of $17.8 million related to a power outage experienced in Fab 3 and Fab 4 and a gain of $13.2 million related to the sale of the net assets of our mobile phone SIM business.

(5)
Includes share-based compensation of $95.6 million, amortization of acquisition-related intangible assets of $13.7 million, amortization of convertible debt bond discount of $55.6 million and other-than-temporary impairment charges of $7.9 million related to our investment in FlashVision Ltd.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

	Fiscal years ended
	December 29, 2013	% of Revenue	December 30, 2012	% of Revenue	January 1, 2012	% of Revenue
	(In millions, except percentages)
Revenue	$6,170.0	100.0%	$5,052.5	100.0%	$5,662.1	100.0%
Cost of revenue	3,253.0	52.7%	3,326.7	65.8%	3,183.3	56.2%
Amortization of acquisition-related intangible assets	49.5	0.8%	42.6	0.9%	39.7	0.7%
Total cost of revenue	3,302.5	53.5%	3,369.3	66.7%	3,223.0	56.9%
Gross profit	2,867.5	46.5%	1,683.2	33.3%	2,439.1	43.1%
Operating expenses
Research and development	742.3	12.0%	602.7	11.9%	547.4	9.7%
Sales and marketing	276.3	4.5%	224.1	4.4%	199.4	3.5%
General and administrative	192.3	3.1%	150.4	3.0%	157.8	2.8%
Amortization of acquisition-related intangible assets	11.2	0.2%	9.0	0.2%	4.4	0.1%
Impairment of acquisition-related intangible assets	83.2	1.4%	0.9	—%	—	—%
Total operating expenses	1,305.3	21.2%	987.1	19.5%	909.0	16.1%
Operating income	1,562.2	25.3%	696.1	13.8%	1,530.1	27.0%
Other income (expense), net	(46.1)	(0.7%)	(69.2)	(1.4%)	(53.3)	(0.9%)
Income before income taxes	1,516.1	24.6%	626.9	12.4%	1,476.8	26.1%
Provision for income taxes	473.4	7.7%	209.5	4.1%	489.8	8.7%
Net income	$1,042.7	16.9%	$417.4	8.3%	$987.0	17.4%

General

We are a global leader in NAND flash storage solutions. We sell our products globally to commercial and retail customers. We design, develop and manufacture data storage solutions in a variety of form factors using flash memory, controller, firmware and software technologies. Our solutions include SSDs, embedded products, removable cards, USB drives, wireless media drives, digital media players, and wafers and components. Our SSD products are used in both client computing platforms and enterprise data centers and provide high-speed, high-capacity storage solutions that can be used in lieu of hard disk drives. Our embedded flash products are used in mobile phones, tablets, computing platforms, imaging devices, and many other products. Our removable cards are used in a wide range of consumer electronics devices such as mobile phones, tablets, digital cameras, gaming devices and PCs.

We have a deep understanding of the technology used in the design, manufacture and operation of NAND flash and have invented many of the key NAND flash technologies and solutions. We strive to continuously reduce the cost of NAND flash in order to continue to grow our markets, supply a diverse set of customers and channels, and enable us to profitably grow our business. A key component of our ability to reduce the cost of NAND flash is our ability to continue to transition our NAND flash manufacturing technology to smaller geometries. We currently expect to be able to continue to scale our current NAND flash architecture (2D NAND) to the 1Y‑nanometer node, which is currently in progress, and at least one more technology node (1Z‑nanometer), which is expected to ramp in late 2014 and throughout 2015. Beyond the 1Z‑nanometer node, there is no certainty that further technology scaling can be achieved cost-effectively with the 2D NAND flash architecture. We are investing in our 3D NAND architecture, which we refer to as BiCS, and we expect to begin to ramp BiCS in fiscal year 2016. We are also investing in 3D ReRAM technology which we believe may be a future alternative to NAND. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time.

Through our investments in our ventures with Toshiba and our in-house assembly and test facility, we have invested heavily in a vertically integrated business model. We purchase substantially all of our NAND flash supply requirements through Flash Ventures, our significant flash venture relationships with Toshiba, which produce and provide us with leading-edge, high-quality, low-cost NAND flash wafers. While substantially all of our flash memory supply is purchased from the Flash Ventures, from time-to-time, we also purchase flash memory from other NAND flash manufacturers. While we do not unilaterally control the operations of Flash Ventures, we believe that our vertically integrated business model helps us to reduce the costs of producing our products, increases our ability to control the quality of our products and speeds delivery to our customers. Our vertically integrated manufacturing operations are concentrated in two locations, with Flash Ventures located in Yokkaichi, Japan, and our in-house assembly and test operations located in Shanghai, China. We also utilize third-party contract manufacturers in China, Malaysia and Taiwan.

Most of our products are made by combining NAND flash memory with a controller and firmware. We use controllers which we have designed in-house as well as controllers purchased from third-parties. Our controllers that are designed in-house are manufactured at third-party foundries. The vast majority of our products use firmware that is developed in-house.

Beginning in the first quarter of fiscal year 2013, we report only revenue, which includes product revenue and license and royalty revenue. In addition, during the first quarter of fiscal year 2013, we have recast our sales channels to be Retail and Commercial. Retail channel sales are made directly to retail customers and indirectly through distributors to retail customers. Commercial channel sales are made directly and through distributors to OEMs, system integrators and value-added resellers who bundle, embed or integrate our data storage solutions. Our Commercial revenue also includes license and royalty revenue related to IP. We have adjusted all prior year comparative amounts and explanations within Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect these changes in classification to be consistent for all periods presented.

Industry and Company Trends

We operate in an industry characterized by rapid technology transitions and evolving end-user markets for NAND flash. Historically, flash memory cards for imaging devices and USB drives provided the majority of our revenue. With the emergence of smartphones, tablets and other mobile devices, which we refer to as mobile products, our sales of embedded and removable NAND flash solutions for the mobile market grew to represent the largest percentage of our revenue, and we continue to see growth in smartphone and tablet adoption as well as in the average capacity of our embedded and removable products used in these mobile products. We believe these trends will lead to continued revenue growth for our mobile products; however, we believe that demand for NAND flash in the mobile market will grow at a slower rate than in the past. Over the past two years, we have seen significant growth in our client SSD and enterprise SSD solutions, and we believe that over the next several years, the largest growth areas for NAND flash will be SSD solutions in the client computing and enterprise data center markets. We expect the retail market for NAND flash in imaging products and USB drives to be approximately constant or declining over the next several years. We continue to focus on adapting our business to the changing end-markets for NAND flash and aligning our resources accordingly.

We currently expect that industry bit-supply growth for fiscal year 2014 will be approximately 40%, similar to the estimated supply growth rate in fiscal year 2013 and significantly lower than in fiscal year 2012. We expect that our captive bit-supply growth for fiscal year 2014 will be between 25% and 35%, compared to 18% in fiscal year 2013 and 86% in fiscal year 2012. In fiscal year 2014, we expect our business to experience a modest decline in our blended average selling price per gigabyte compared to no change in fiscal year 2013. Our revenue for fiscal year 2014 will be influenced primarily by our captive bit-supply growth, industry pricing trends and the mix of our product sales. We expect our fiscal year 2014 cost reduction per gigabyte to be less than the 20% generated in fiscal year 2013, likely in the range of 15% to 20%. Our primary cost reduction in fiscal year 2014 will come from the 1Y‑nanometer technology transition and expected positive impact of the Japanese yen to U.S. dollar exchange rate for Japanese yen denominated wafer purchases, offset by a continued product mix shift toward products which carry higher non-flash memory content.

As part of our efforts to continuously reduce the cost of NAND flash, we are currently focused on transitioning our products to 19‑nanometer and 1Y‑nanometer technologies and we plan to transition to 1Z‑nanometer technology beginning in late 2014 and throughout the 2015 timeframe. Our 1Y‑nanometer and subsequent technology nodes have increased manufacturing equipment requirements, which reduce the cost reduction benefits obtainable through these technologies compared with previous technology node transitions. We continue to develop our 3D NAND architecture, and we continue to target pilot production for our 3D NAND in 2015 and volume ramp of our 3D NAND products in 2016. Some of our competitors have announced the launch of 3D NAND technologies with volume production beginning in 2014. At this time, these technologies are still emerging and it is unclear how these new technologies will compare to our 3D NAND technology and what implications other 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. We believe that continued 2D NAND scaling is the most efficient method of reducing NAND costs in the near term and addressing the broadest range of market opportunities and therefore continue to focus on scaling 2D NAND flash at least through the 1Y‑nanometer and 1Z‑nanometer technology nodes, while we work on alternative technologies, primarily 3D NAND and 3D ReRAM in parallel. We believe that both 3D NAND and 3D ReRAM technologies may be viable alternatives to 2D NAND flash memory, when 2D NAND flash memory can no longer cost-effectively scale at a sufficient rate, or at all. However, even when 2D NAND flash memory can no longer be further scaled, we expect 2D NAND flash technology and potential alternative technologies to coexist for an extended period of time.

Fiscal Year 2013 Developments and Transactions

Convertible Notes. In the second quarter of fiscal year 2013, we settled our 1% Convertible Senior Notes due 2013, or the 1% Notes due 2013, in cash for $928.1 million principal plus $4.6 million of accrued interest. In addition, the associated convertible bond hedge transaction was terminated, with no shares purchased and the associated warrants that expired unexercised.

In October 2013, we issued and sold $1.5 billion in aggregate principal amount of 0.5% Convertible Senior Notes due October 15, 2020, or the 0.5% Notes due 2020. The 0.5% Notes due 2020 were issued at par and pay interest at a rate of 0.5% per annum. The 0.5% Notes due 2020 may be converted into our common stock, under certain circumstances, based on an initial conversion rate of 10.8470 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $92.19 per share). The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. The net proceeds to us from the offering of the 0.5% Notes due 2020 were $1.48 billion. Concurrently with the issuance of the 0.5% Notes due 2020, we purchased a convertible bond hedge for $332 million and sold warrants for proceeds of $218 million. The separate convertible bond hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 0.5% Notes due 2020. We used approximately $150 million of the net proceeds of the 0.5% Notes due 2020 to repurchase 2.2 million shares of our common stock. We currently intend to use the remainder of the net proceeds of the offering for general corporate purposes, including (1) the repurchase, from time-to-time, of shares of our common stock pursuant to our existing stock repurchase program; (2) to fund potential strategic investments or acquisitions of products, technologies or complementary businesses or to obtain the right to license or use additional technologies; (3) the repayment at maturity or repurchase, from time-to-time, of a portion of our currently outstanding indebtedness; and (4) other general corporate purposes, including capital expenditures related to manufacturing and technology. We currently have no commitments or agreements for any specific acquisitions, investments or licenses.

Acquisitions. In August 2013, we completed the acquisition of SMART Storage, a developer of enterprise SSDs. This acquisition represents an opportunity for us to further enhance our storage product portfolio. We acquired all of the outstanding shares of SMART Storage through an all-cash transaction. The total purchase price was $305 million. Acquisition-related costs of approximately $3 million were expensed during fiscal year 2013.

Dividend Declarations. In each of the third and fourth quarters of fiscal year 2013, we paid a cash dividend of $0.225 per common share. On January 21, 2014, our Board of Directors declared a dividend of $0.225 per share for holders of record as of February 3, 2014, which is to be paid on February 24, 2014.

Share Repurchase Program. During the third quarter of fiscal year 2013, our Board of Directors increased the share repurchase program authorization by $2.50 billion, to an aggregate amount of $3.75 billion, for share repurchases. In the third quarter of fiscal year 2013, we entered into an ASR agreement with a financial institution to purchase $1.0 billion of our common stock. In exchange for an up-front payment totaling $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which will end no later than April 8, 2014. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted average price of our common stock during that period. During the third quarter of fiscal year 2013, 14.5 million shares were initially delivered to us by the financial institution. This does not represent the final number of shares to be delivered under the ASR. Depending on the average price of our common stock while the ASR is outstanding, upon the maturity of the ASR, the financial institution may be required to deliver additional shares to us or we may be required to deliver shares to the financial institution. We currently expect the purchase period for the ASR program to remain open until April 8,

2014. The up-front payment of $1.0 billion was accounted for as a reduction to stockholders’ equity in our Consolidated Balance Sheet.

Impairments. In the third quarter of fiscal year 2013, we recorded impairment charges of $47 million related to amortizable intangible assets and $36 million related to an in-process research and development intangible asset, both related to the acquisition of Pliant. These impairment charges are primarily the result of our decision to integrate more of the SMART Storage architecture and technology into our future enterprise product roadmap and from the delay in the launch of our next-generation SSD platform built on the Pliant technology.

Critical Accounting Policies & Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP.

Use of Estimates. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including, among others, those related to customer programs and incentives, product returns, allowance for doubtful accounts, valuation of inventories, valuation and impairments of marketable securities and investments, valuation and impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructurings, contingencies, share-based compensation, IP claims and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Estimates have historically approximated actual results. However, future results will differ from these estimates under different assumptions and conditions.

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, pricing is fixed or determinable and collectability is reasonably assured. Revenue is generally recognized at the time of shipment or transfer of title for customers not eligible for price protection and/or a right of return. Sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the sales and related costs of these transactions are deferred until the distributors or retailers sell the merchandise to their end customer, or the rights of return expire. At December 29, 2013 and December 30, 2012, deferred income from sales to distributors and retailers was $254 million and $205 million, respectively. Estimated sales returns are recorded as a reduction to revenue and deferred revenue and were not material for any period presented in our Consolidated Financial Statements. Sales of standalone software products were not material for any period presented.

We record estimated reductions to revenue or to deferred revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising, and other volume-based incentives and expected returns. All sales incentive programs are recorded as an offset to revenue or deferred revenue. In calculating the value of sales incentive programs, actual and estimated activity is used based upon reported weekly sell-through data from our customers and historical activity. The resolution of these claims is generally within twelve months and could materially impact revenue or deferred revenue. In addition, actual returns and rebates in any future period could differ from our estimates, which could impact the revenue we report.

Inventories and Inventory Valuation. Inventories are stated at the lower of cost (first-in, first-out) or market. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. The determination of market value involves numerous judgments including estimating average selling prices based upon recent sales, industry trends, existing customer orders, current contract prices, industry analysis of supply and demand and seasonal factors. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. The valuation of inventory also requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within appropriate time horizons, generally six to twelve months. The estimated future demand is compared to inventory levels to determine the amount, if any, of obsolete and excess inventory. The demand forecast includes our estimates of market growth and our market share, various internal estimates and data from certain external sources, and is based on assumptions that are consistent with the plans and estimates we are using to manage our underlying business and short-term manufacturing plans. To the extent our demand forecast for specific products is less than the combination of our product on-hand and our noncancelable orders from suppliers, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

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

Our estimates for tax uncertainties require substantial judgment based upon the period of occurrence, complexity of the matter, available federal tax case law, interpretation of foreign laws and regulations and other estimates. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. To the extent that the final outcome of these matters is different than the amounts recorded, such differences generally will impact our provision for income taxes in the period in which such a determination is made.

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

We perform our annual impairment analysis of goodwill and indefinite-lived intangible assets (such as in-process research and development) on the first day of the fourth quarter of each fiscal year, or more often if there are indicators of impairment. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. As of December 29, 2013, we had one reporting unit. We may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount and whether the two-step impairment test on goodwill is required. If, based upon qualitative factors, it is “more likely than not” that the fair value of a reporting unit is greater than its carrying amount, we will not be required to proceed to a two-step impairment test on goodwill. However, we also have the option to proceed directly to a two-step impairment test on goodwill. In the first step, or Step 1, of the two-step impairment test, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets exceeds the fair value, then we must perform the second step, or Step 2, of the two-step impairment test in order to determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, taking into account an appropriate control premium. The determination of a control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. When we are required to perform a Step 2 analysis, determining the fair value of our net assets and our off-balance sheet intangibles used in Step 2 requires us to make judgments and involves the use of significant estimates and assumptions. For both goodwill and indefinite-lived intangible assets, we have the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the goodwill or an indefinite-lived intangible asset is impaired and determine whether further action is needed.

Fair Value of Investments in Debt Instruments. There are three levels of inputs that may be used to measure fair value (see Note 2, “Investments and Fair Value Measurements” in the Notes to Consolidated Financial Statements included in Item 8 of this report). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. Level 1 securities represent quoted prices in active markets, and therefore do not require significant management judgment. Our Level 2 securities are primarily valued using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities. The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, compared to multiple independent valuation sources and could be adjusted based on market indices or other information. In the current market environment, the assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe estimates and assumptions materially impacted our valuation of our cash equivalents and short and long-term marketable securities. We currently do not have any investments that use Level 3 inputs.

Results of Operations

Revenue by Channel.

	FY 2013		FY 2012		FY 2011
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
	(In millions, except percentages)
Commercial	$3,907.3	63.3%	$3,205.5	63.4%	$3,833.0	67.7%
Retail	2,262.7	36.7%	1,847.0	36.6%	1,829.1	32.3%
Total revenue	$6,170.0	100.0%	$5,052.5	100.0%	$5,662.1	100.0%

The increase in our fiscal year 2013 revenue, compared to fiscal year 2012, reflected a 22% increase in the number of gigabytes sold with no change in the average selling price per gigabyte. The increase in Commercial revenue is primarily related to increased sales of client and enterprise SSD products and embedded memory products for mobile devices, partially offset by decreased sales of cards for mobile devices due to continued OEM debundling and our allocation of less supply to private label channels. The increase in Retail revenue is primarily related to increased sales of cards for mobile devices, USB drives and SSDs. While sales of cards for mobile devices through the Commercial channel are down on a year-over-year basis, increased sales in aftermarket retail mobile cards have partially offset the Commercial channel declines.

The decrease in our fiscal year 2012 revenue, compared to fiscal year 2011, reflected a 45% reduction in average selling price per gigabyte, partially offset by a 62% increase in the number of gigabytes sold. A primary factor in the decrease in revenue was a steep rate of price decline in the year ended December 30, 2012 largely due to oversupply in the NAND industry in the first half of fiscal year 2012. The increase in number of gigabytes sold was driven by an 11% increase in memory units sold with an increase in average capacity of 47%. The decrease in revenue in fiscal year 2012, over fiscal year 2011, was due primarily to lower Commercial sales of cards and embedded products for mobile devices, and lower sales of wafers and components, partially offset by increased sales of client and enterprise SSD products. Our sales of mobile cards were lower due to a reduced rate of card bundling and bundling of lower capacity cards by mobile commercial customers, and in the first half of fiscal year 2012, our sales of mobile embedded products were lower as our next generation of those products were in various stages of development and qualification. Our Retail revenue for fiscal year 2012, compared to fiscal year 2011, remained relatively flat compared to the prior year.

Geographical Revenue.

	FY 2013		FY 2012		FY 2011
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
	(In millions, except percentages)
United States	$877.8	14.2%	$714.3	14.2%	$853.8	15.1%
Asia-Pacific	4,209.8	68.3%	3,467.7	68.6%	3,896.5	68.8%
Europe, Middle East and Africa	780.1	12.6%	642.5	12.7%	688.5	12.2%
Other foreign countries	302.3	4.9%	228.0	4.5%	223.3	3.9%
Total revenue	$6,170.0	100.0%	$5,052.5	100.0%	$5,662.1	100.0%

Revenue in the U.S. increased in fiscal year 2013, compared to fiscal year 2012, due primarily to increased sales of client and enterprise SSD products, retail cards for mobile devices and USB drives. Revenue in Asia-Pacific increased in fiscal year 2013, compared to fiscal year 2012, due primarily to increased sales of client and enterprise SSD products and embedded products for mobile devices, partially offset by lower OEM sales of cards for mobile and gaming devices, and lower sales of wafers and components. Revenue in the Europe, Middle East and Africa, or EMEA, increased in fiscal year 2013, compared to fiscal year 2012, due primarily to increased sales of client and enterprise SSD products, retail cards for mobile devices and USB drives. Revenue in other foreign countries increased in fiscal year 2013, compared to fiscal year 2012, due primarily to higher sales of USB drives and cards for mobile devices.

Revenue in Asia-Pacific decreased in fiscal year 2012, compared to fiscal year 2011, due primarily to decreased OEM sales of cards and embedded products for mobile devices, partially offset by higher retail sales of mobile cards, USB drives and SSDs. The decrease in revenue for the U.S. in fiscal year 2012, compared to fiscal year 2011, was due primarily to lower retail sales of cards for mobile and imaging devices, and lower OEM sales of cards and embedded products for mobile devices, partially offset by increased sales of client and enterprise SSD products. Revenue in EMEA, decreased slightly in fiscal year 2012, compared to fiscal year 2011, due primarily to decreased OEM sales of cards and embedded products for mobile devices and lower retail sales of cards for the imaging market, partially offset by increased sales of retail mobile cards, USB drives and client SSD products.

Gross Profit and Margin.

	FY 2013	Percent Change	FY 2012	Percent Change	FY 2011
	(In millions, except percentages)
Gross profit	$2,867.5	70%	$1,683.2	(31%)	$2,439.1
Gross margin	46.5%		33.3%		43.1%

Gross margin increased in fiscal year 2013, compared to fiscal year 2012, due primarily to a favorable industry supply and demand environment coupled with a higher product mix of enterprise SSD products and high-performance retail products. These factors led to no year-over-year change in our average selling price per gigabyte, while our cost per gigabyte declined by 20%. Cost declines in fiscal year 2013, compared to fiscal year 2012, were derived primarily from our increased mix of 19‑nanometer wafers, lower depreciation costs for fab equipment, and weakening of the Japanese yen relative to the U.S. dollar, partially offset by increased non-flash memory costs and decreased usage of X3‑technology memory, both due to the increased mix of SSD and embedded products.

Gross margin decreased in fiscal year 2012, compared to fiscal year 2011, due primarily to declines in average selling price per gigabyte of 45% exceeding cost reduction per gigabyte of 36%. The degree to which price decline exceeded cost decline was primarily due to oversupply in the NAND industry in the first half of fiscal year 2012. Costs per gigabyte improved over the prior year primarily due to wafer production transitioning from 24‑nanometer to 19‑nanometer and lower usage of non-captive memory. This cost reduction includes higher inventory-related charges in fiscal year 2012, offset by a reduction in fab start-up costs that occurred in fiscal year 2011 and did not recur in fiscal year 2012.

Research and Development.

	FY 2013	Percent Change	FY 2012	Percent Change	FY 2011
	(In millions, except percentages)
Research and development	$742.3	23%	$602.7	10%	$547.4
Percent of revenue	12.0%		11.9%		9.7%

The increase in our research and development expense for fiscal year 2013, compared to fiscal year 2012, was due primarily to higher employee-related costs of $119 million, which includes an increase in incentive compensation of $59 million due to improved financial and operational performance, and increases in salary and benefits of $49 million and share-based compensation of $11 million due to increased head count. In addition, fiscal year 2013 expenses included an increase of $25 million for technology acquisition, prototype expenditures and non-recurring engineering costs.

The increase in research and development expense for fiscal year 2012, compared to fiscal year 2011, was due primarily to a net compensation expense increase of $27 million driven by higher headcount, partially offset by lower incentive compensation. In addition, we incurred higher third-party engineering costs of $14 million and technology license and equipment expense of $13 million.

Sales and Marketing.

	FY 2013	Percent Change	FY 2012	Percent Change	FY 2011
	(In millions, except percentages)
Sales and marketing	$276.3	23%	$224.1	12%	$199.4
Percent of revenue	4.5%		4.4%		3.5%

The increase in our sales and marketing expense for fiscal year 2013, compared to fiscal year 2012, was due primarily to higher employee-related costs of $47 million, which includes an increase in incentive compensation of $22 million, an increase in salary and benefits of $20 million and an increase in share-based compensation of $5 million. The increase in incentive compensation expense was due to improved financial and operational performance and the increase in salary and benefit costs was due primarily to increased headcount. In addition, branding, merchandising and other expenses increased by $5 million.

The increase in our sales and marketing expense for fiscal 2013, compared to fiscal year 2011, was due primarily to a net compensation expense increase of $14 million driven by higher headcount, partially offset by lower incentive compensation. In addition, we incurred higher marketing and promotional costs of $11 million.

General and Administrative.

	FY 2013	Percent Change	FY 2012	Percent Change	FY 2011
	(In millions, except percentages)
General and administrative	$192.3	28%	$150.4	(5%)	$157.8
Percent of revenue	3.1%		3.0%		2.8%

The increase in our general and administrative expense for fiscal year 2013, compared to fiscal year 2012, was due primarily to higher employee-related costs of $20 million, which includes increases in incentive compensation expense of $14 million due to improved financial and operational performance, and salary and benefits of $6 million, higher charitable expense of $10 million and outside service expenses of $5 million. Expenses in fiscal year 2012 were reduced by insurance recoveries of $5 million that did not recur in fiscal year 2013.

Our fiscal year 2012 general and administrative expense decreased from fiscal year 2011 primarily due to insurance recoveries of $5 million.

Amortization of Acquisition-related Intangible Assets.

	FY 2013	Percent Change	FY 2012	Percent Change	FY 2011
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$11.2	24%	$9.0	105%	$4.4
Percent of revenue	0.2%		0.2%		0.1%

Amortization of acquisition-related intangible assets in fiscal year 2013, compared to fiscal year 2012, reflected higher amortization of intangible assets from our SMART Storage acquisition which was completed in the third quarter of fiscal year 2013, partially offset by lower amortization of intangible assets from our Pliant acquisition, which were impaired in fiscal year 2013.

Amortization of acquisition-related intangible assets in fiscal year 2012, compared to fiscal year 2011, was higher due to increased amortization of intangible assets from the acquisitions of FlashSoft Corporation, or FlashSoft, and Schooner Information Technology, Inc., or Schooner, as well as a full year of amortization related to the acquisition of Pliant, offset by a reduction in the amortization of intangible assets from a prior acquisition, which became fully amortized during the first quarter of fiscal year 2012. Amortization of acquisition-related intangible assets associated with these acquisitions will continue to be amortized through fiscal year 2016.

Impairment of Acquisition-related Intangible Assets.

	FY 2013	Percent Change	FY 2012	Percent Change	FY 2011
	(In millions, except percentages)
Impairment of acquisition-related intangible assets	$83.2	**	$0.9	**	$—
Percent of revenue	1.4%		—%		—%

** Amount not meaningful

Impairment of acquisition-related intangible assets in fiscal year 2013, compared to fiscal year 2012, reflected an impairment of in-process research and development, or IPR&D, and amortizable intangible assets from our Pliant acquisition.

Other Income (Expense), net.

	FY 2013	Percent Change	FY 2012	Percent Change	FY 2011
	(In millions, except percentages)
Interest income	$48.8	(17%)	$59.0	(2%)	$60.4
Interest expense	(91.5)	24%	(119.7)	3%	(123.3)
Other income (expense), net	(3.4)	**	(8.5)	**	9.6
Total other income (expense), net	$(46.1)	**	$(69.2)	**	$(53.3)

** Amount not meaningful

“Total other income (expense), net” for the fiscal year 2013 reflected a lower net expense, compared to fiscal year 2012, due primarily to lower interest expense as a result of lower average convertible debt balances, lower interest income due to lower average interest income yield on our cash and investments, a non-recurring charge incurred by Flash Ventures of $9 million and losses on non-designated foreign exchange contracts included in “Other income (expense)” in fiscal year 2012 that did not recur in fiscal year 2013.

Our fiscal year 2012 “Total other income (expense), net” was a higher net expense compared to fiscal year 2011 primarily due to non-recurring charges and losses reflected in “Other income (expense), net.” “Other income (expense), net” for fiscal year 2012 primarily included a non-recurring charge incurred by Flash Ventures of $9 million. “Other income (expense), net” for fiscal year 2011 primarily included a net gain on sale of equity securities of $19 million, offset by the expense of $11 million incurred from the change in fair value of the liability component of the repurchased portion of the 1% Notes due 2013.

Provision for Income Taxes.

	FY 2013	Percent Change	FY 2012	Percent Change	FY 2011
	(In millions, except percentages)
Provision for income taxes	$473.4	126%	$209.5	(57%)	$489.8
Effective tax rate	31.2%		33.4%		33.2%

Our fiscal year 2013, 2012 and 2011 provisions for income taxes differ from the U.S. statutory tax rate primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation, and tax-exempt interest income. In addition, fiscal year 2013 and 2011 included a benefit from federal research and development credits. Earnings and taxes resulting from foreign operations are largely attributable to our Irish, Chinese, Israeli and Japanese entities.

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In February 2012, the IRS completed its field audit of our federal income tax returns for the fiscal years 2005 through 2008 and issued the Revenue Agent’s Report. The most significant proposed adjustments are comprised of related party transactions between our U.S. parent entity and our foreign subsidiaries. We are contesting these adjustments through the IRS Appeals Office and cannot predict when a resolution will be reached.

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

The American Taxpayer Relief Act of 2012 enacted on January 2, 2013 retroactively extended the federal research and development tax credit and exemption of certain intercompany transactions from federal taxation through December 31, 2013. As a result, our income tax provision for fiscal year 2013 includes a tax benefit that reduced our effective annual fiscal year 2013 tax rate. The financial statement benefit related to the retroactive 2012 federal research and development tax credit was $8 million.

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In millions except per share amounts)
Net income	$1,042.7	$417.4	$987.0
Share-based compensation	99.8	78.4	63.1
Amortization of acquisition-related intangible assets	60.7	51.5	44.2
Impairment of acquisition-related intangible assets	83.2	0.9	—
Convertible debt interest	67.6	90.0	111.4
Income tax adjustments	(87.0)	(55.8)	(67.7)
Non-GAAP net income	$1,267.0	$582.4	$1,138.0

Diluted net income per share:	$4.34	$1.70	$4.04
Share-based compensation	0.42	0.32	0.26
Amortization of acquisition-related intangible assets	0.26	0.21	0.18
Impairment of acquisition-related intangible assets	0.35	—	—
Convertible debt interest	0.29	0.37	0.45
Income tax adjustments	(0.35)	(0.22)	(0.28)
Non-GAAP diluted net income per share	$5.31	$2.38	$4.65

Reconciliation of Diluted Shares.

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
GAAP diluted shares	240,236	245,253	244,553
Adjustment for share-based compensation	271	(54)	15
Offsetting shares from bond hedge	(2,088)	—	—
Non-GAAP diluted shares	238,419	245,199	244,568

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

We exclude the following items from our non-GAAP measures:

•
Share-based Compensation Expense. These expenses consist primarily of expenses for share-based compensation, such as stock options, restricted stock units and our employee stock purchase plan. Although share-based compensation is an important aspect of the compensation of our employees, we exclude share-based compensation expenses from our non-GAAP measures primarily because they are non-cash expenses. Further, share-based compensation expenses are based on valuations with many underlying assumptions not in our control that vary over time and may include modifications that may not occur on a predictable cycle, neither of which is necessarily indicative of our ongoing business performance. In addition, the share-based compensation expenses recorded are often unrelated to the actual compensation an employee realizes. We believe that it is useful to exclude share-based compensation expense for investors to better understand the long-term performance of our core operations and to facilitate comparison of our results to our prior periods and to our peer companies.

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

•
Diluted Share Adjustments. As share-based compensation is excluded from our presentation of non-GAAP net income, the impact of share-based compensation on diluted share calculations is also excluded from non-GAAP diluted shares. Concurrent with the issuance of our convertible debt, we entered into convertible bond hedge transactions in which counterparties agreed to sell us a number of shares of our common stock which will be equal to the number of shares issuable upon conversion of the convertible debt. As a result, our convertible bond hedges, when exercised, will deliver shares to offset the issuance of dilutive shares from our convertible debt. Because the bond hedges will ultimately offset the shares issued at maturity of our convertible debt, we include the impact of the bond hedges in our non-GAAP dilutive shares in any period where the associated convertible debt is dilutive. The impact of the convertible bond hedges is excluded from GAAP dilutive shares.

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

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	FY 2013	FY 2012	FY 2011
	(In millions)
Net cash provided by operating activities	$1,863.7	$529.9	$1,053.7
Net cash used in investing activities	(922.9)	(574.4)	(667.0)
Net cash used in financing activities	(956.4)	(125.1)	(47.1)
Effect of changes in foreign currency exchange rates on cash	6.4	(2.4)	(1.3)
Net increase (decrease) in cash and cash equivalents	$(9.2)	$(172.0)	$338.3

Operating Activities. Cash provided by operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash provided by operations in fiscal year 2013, compared to fiscal year 2012, resulted primarily from higher net income. Cash flow from accounts receivable was a lower usage of cash compared with the prior year due to collections of outstanding receivables, partially offset by higher sales in the current year compared to the prior year. Cash flow from inventory increased compared to the prior year due primarily to utilization of fiscal year 2012 inventory balances in fiscal year 2013. Cash flow from other assets increased compared to the prior year due primarily to utilization of income tax receivables. Cash flow related to accounts payable increased due primarily to the timing of payments to vendors. Cash flow related to accounts payable to related parties was a higher usage of cash primarily due to the timing of payments to Flash Ventures as compared to the prior year. Cash flow from other liabilities was a source of cash compared to a usage of cash in the prior year due primarily to higher accrued incentive compensation and higher tax liabilities in fiscal year 2013, both as a result of higher fiscal year 2013 profitability, as well as higher other accrued liabilities in fiscal year 2013.

The decrease in cash provided by operations in fiscal year 2012, compared to fiscal year 2011, resulted primarily from lower net income. Cash flow from accounts receivable was a lower usage of cash compared with the prior year due to lower sales in fiscal year 2012 compared to the prior year. Cash flow from inventory was a lower usage of cash compared to the prior year due to inventory increasing at a slower rate compared to the prior year. Cash flow from other assets was a lower usage of cash compared to the prior year primarily due to a prior year prepayment of building-related costs for Flash Forward. Cash flow related to accounts payable to related parties decreased primarily due to the timing of payments to Flash Ventures as compared to the prior year. Cash flow from other liabilities was a usage of cash compared to an inflow of cash in the prior year primarily due to higher tax payments in fiscal year 2012 related to fiscal year 2011 higher profitability.

Investing Activities. Net cash used in investing activities for fiscal year 2013 was primarily related to acquisition of property and equipment of $213 million, net purchases of short and long-term marketable securities of $472 million and the acquisition of SMART Storage, net of cash acquired of $304 million, partially offset by net proceeds from Flash Ventures of $75 million.

Net cash used in investing activities for fiscal year 2012 was primarily related to acquisition of property and equipment of $488 million, net purchases of short and long-term marketable securities of $331 million and acquisitions of FlashSoft and Schooner, net of cash acquired of $70 million, partially offset by net proceeds from Flash Ventures of $319 million.

Financing Activities. Net cash used in financing activities for fiscal year 2013 was primarily related to stock repurchases of $1.59 billion, repayment of our 1% Notes due 2013 of $928 million, and dividends paid of $101 million, offset by net cash received of $1.48 billion from the issuance of our 0.5% Notes due 2020, and related transactions including the purchase of a convertible bond hedge for $332 million and proceeds from the sale of warrants of $218 million.

Net cash used in financing activities for fiscal year 2012 was primarily related to stock repurchases of $230 million, partially offset by cash received from employee stock programs of $86 million.

Liquid Assets. At December 29, 2013, we had cash, cash equivalents and short-term marketable securities of $2.91 billion. We had $3.18 billion of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining maturity of each marketable security being greater than one year.

Short-Term Liquidity. As of December 29, 2013, our working capital balance was $3.42 billion. During fiscal year 2014, we expect our total capital investment to be $1.5 billion to $1.7 billion, including our net capital investments in Flash Ventures and our investment in non-fab property and equipment. We expect these fiscal year 2014 investments to be funded approximately half by our cash and half by the Flash Ventures’ working capital and equipment leases.

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

On January 21, 2014, our Board of Directors declared a dividend of $0.225 per share for holders of record as of February 3, 2014. We expect to pay approximately $52 million to these holders of record on February 24, 2014.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements. The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain shareholder equity of at least $1.51 billion. As of December 29, 2013, Flash Ventures was in compliance with all of its master lease covenants, including the shareholder equity covenant with our stockholders’ equity at $6.97 billion as of December 29, 2013. If our shareholders’ equity falls below $1.51 billion or other events of default occur, Flash Ventures would become non-compliant with certain covenants under certain master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements, which at December 29, 2013 was 51.6 billion Japanese yen, or approximately $492 million based upon the exchange rate at December 29, 2013.

As of December 29, 2013, the amount of cash and cash equivalents and short and long-term marketable securities held by foreign subsidiaries was $858 million, and a portion of this amount could be subject to U.S. income taxes if repatriated to the U.S. We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. As of December 29, 2013, no provision had been made for U.S. income taxes or foreign withholding taxes on $752 million of undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S. We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

Our Board of Directors has authorized up to $3.75 billion for stock repurchases, of which $1.93 billion remain available for stock repurchases as of December 29, 2013. As of December 29, 2013, we had cumulatively repurchased on the open market 15.9 million shares for $823 million, of which 10.2 million shares for $589 million were repurchased in fiscal year 2013. In addition to shares repurchased on the open market, we entered into an ASR program with a financial institution to purchase $1.0 billion of our common stock. In exchange for an up-front payment totaling $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which will end no later than April 8, 2014. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the purchase period based on the volume weighted average price of our common stock during the period. The financial institution initially delivered 14.5 million shares in the third quarter of fiscal year 2013. This does not represent the final number of shares to be delivered under the ASR. Depending on the average price of our common stock while the ASR is outstanding, upon the maturity of the ASR, the financial institution may be required to deliver additional shares to us or we may be required to deliver shares to the financial institution. We currently expect the purchase period for the ASR program to remain open until April 8, 2014.

Long-Term Requirements. Depending on the forecasted demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication capacity and assembly and test manufacturing equipment. We may also engage in merger or acquisition transactions; make equity investments in other companies; or purchase or license technologies. These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts, could prevent us from funding Flash Ventures, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, engaging in investments in or acquisitions of companies, growing our business, responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

Financing Arrangements. At December 29, 2013, we had $1.0 billion aggregate principal amount of our 1.5% Notes due 2017 and $1.5 billion aggregate principal amount of our 0.5% Notes due 2020 outstanding. See Note 6, “Financing Arrangements,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

1.5% Notes due 2017. Concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire initially up to approximately 19.1 million shares of our common stock at an exercise price of $73.3250 per share. The 1.5% Notes due 2017 contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. After adjusting for the dividends paid through December 29, 2013, holders of the warrants may acquire up to approximately 19.2 million shares of our common stock at a strike price of $72.8005 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018, and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of December 29, 2013, the warrants had not been exercised and remain outstanding. In addition, concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties initially agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a conversion price of $52.37 per share. The 1.5% Notes due 2017 contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. After adjusting for the dividends paid through December 29, 2013, the counterparties may acquire up to approximately 19.2 million shares of our common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.00 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017. As of December 29, 2013, we had not purchased any shares under this convertible bond hedge agreement.

0.5% Notes due 2020. Concurrent with the issuance of the 0.5% Notes due 2020, we sold warrants to acquire initially up to approximately 16.3 million shares of our common stock at an exercise price of $122.9220 per share. The 0.5% Notes due 2020 contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. As of December 29, 2013, no adjustment has been made to the number of shares to be acquired under the warrants or the strike price. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021, and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of December 29, 2013, the warrants had not been exercised and remain outstanding. In addition, concurrent with the issuance of the 0.5% Notes due 2020, we entered into a convertible bond hedge transaction in which counterparties initially agreed to sell to us up to approximately 16.3 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 0.5% Notes due 2020 in full, at a conversion price of $92.19 per share. The 0.5% Notes due 2020 contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. As of December 29, 2013, no adjustment has been made to the number of shares to be sold under the convertible bond hedge transaction or the conversion price. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 0.5% Notes due 2020, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 0.5% Notes due 2020. As of December 29, 2013, we had not purchased any shares under this convertible bond hedge agreement.

Ventures with Toshiba. We are a 49.9% owner in each of the Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by the Flash Ventures. This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba. The Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of the Flash Ventures’ NAND wafer supply or pay for 50% of the fixed costs of the Flash Ventures. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the semiconductor wafers. See Note 13, “Related Parties and Strategic Investments,” in the Notes to Consolidated Financial Statements of this Form 10-K.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for Flash Ventures in order to convert to new process technologies or add wafer capacity. Flash Partners Ltd., or Flash Partners, and Flash Alliance Ltd., or Flash Alliance, have been previously equipped to full wafer capacity. Flash Forward Ltd, or Flash Forward, occupies Fab 5 which is being built in two phases. As of December 29, 2013, over half of the Phase 1 building has been equipped with wafer capacity or equipment required to enable technology transition of the Flash Ventures’ wafer capacity.

Construction of the Phase 2 shell of the Fab 5 wafer fabrication facility is underway with expected completion in mid-2014. Our current plans are to use the Phase 2 shell primarily for technology transition of the existing Flash Ventures wafer capacity to 1Y‑nanometer and 1Z‑nanometer technology nodes and the addition of a 3D NAND pilot line. The last new Flash Ventures wafer capacity was added in January 2012 in Phase 1 of Fab 5. We regularly seek to enhance wafer output through productivity improvements. These improvements increased our wafer capacity by less than 10% in fiscal year 2013. In fiscal year 2014, we currently expect productivity improvements and possible new wafer capacity investments to result in up to a 5% increase in our current wafer capacity. We and Toshiba each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps. To date, we have invested in 50% of the Flash Forward equipment and the output has been in accordance with each party’s proportionate level of equipment funding.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of revenue. Flash Ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we do not have a controlling financial interest in each venture. Accordingly, we account for our investments under the equity method and do not consolidate.

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee, on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantees as of December 29, 2013 were 51.6 billion Japanese yen, or approximately $492 million based upon the exchange rate at December 29, 2013.

In the first quarter of fiscal year 2011, we made a $62 million prepayment for Flash Forward building-related costs. As of December 29, 2013, approximately $5 million of this prepayment remains, which was classified as other current assets.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at December 29, 2013 and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 12, “Commitments, Contingencies and Guarantees,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is to the Japanese yen in which we purchase substantially all of our NAND flash wafers and incur R&D expenditures. In addition, we also have significant costs denominated in the Chinese renminbi and the Israeli new shekel, and we have revenue denominated in the European euro, the British pound, the Japanese yen, the Chinese renminbi and the Canadian dollar. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward and cross currency swap contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. From time-to-time, we use foreign currency forward contracts to partially hedge our future Japanese yen requirements for NAND flash wafers and R&D expenses. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated other comprehensive income, or AOCI, and subsequently reclassified into cost of revenue in the same period or periods in which the cost of revenue is recognized or into R&D expense as the R&D expenses are incurred. These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. See Note 3, “Derivatives and Hedging Activities,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

Because we purchase substantially all of our flash memory wafers from Flash Ventures, our flash memory costs, which represent the largest portion of our cost of revenue, are based upon wafer purchases denominated in Japanese yen. However, our cost of revenue in any given quarter generally reflects wafer purchases that were made in the previous quarter, and is impacted by hedging decisions we may make from time to time, including entering into forward contracts or other instruments to hedge our future Japanese yen purchase rate. Based on wafer purchases made in the fourth quarter of fiscal year 2013 and forward contracts entered into for early 2014, changes in the Japanese yen to U.S. dollar exchange rate after December 2013 are not expected to have a material impact on our cost of revenue in the first quarter of fiscal year 2014. We expect the average rate of the Japanese yen to the U.S. dollar for the wafer portion of our cost of revenue to be approximately 99 Japanese yen to the U.S. dollar for the first quarter of fiscal year 2014, in comparison to a rate of approximately 97 Japanese yen to the U.S. dollar in our fourth quarter of fiscal year 2013. Our wafer purchases are denominated in Japanese yen and generally comprise 50 percent or more of our cost of revenue. As of December 29, 2013, approximately one‑third of our expected Japanese yen denominated wafer purchases for fiscal year 2014 had been hedged at an average rate of approximately 99 Japanese yen to the U.S. dollar. See Item 7A, “Quantitative and Qualitative Disclosure About Market Risk - Foreign Currency Risk” for more information about our foreign currency forward and cross currency swap contracts.

For a discussion of foreign operating risks and foreign currency risks, see Item 1A, “Risk Factors.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of December 29, 2013, a hypothetical 50 basis point increase in interest rates would result in an approximate $35 million decline (less than 0.70%) of the fair value of our available-for-sale debt securities.

Foreign Currency Risk. The majority of our revenue is transacted in the U.S. dollar, with some revenue transacted in the European euro, the British pound, the Japanese yen, the Chinese renminbi and the Canadian dollar. Our flash memory costs, which represent the largest portion of our cost of revenue, are denominated in Japanese yen. We also have some cost of revenue denominated in the Chinese renminbi and the Malaysian ringgit. The majority of our operating expenses are denominated in the U.S. dollar; however, we have expenses denominated in Japanese yen, the Chinese renminbi, the Israeli new shekel and numerous other currencies. On the balance sheet, we have numerous foreign currency denominated monetary assets and liabilities, with the largest monetary exposure being our balances with Flash Ventures, which are denominated in Japanese yen.

We enter into foreign exchange forward and cross currency swap contracts to hedge the gains or losses generated by the remeasurement of our significant foreign currency denominated monetary assets and liabilities. The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense) to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded in other income (expense).

We use foreign exchange forward contracts to partially hedge future Japanese yen wafer purchases and to partially hedge future Japanese yen R&D expenses. These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in AOCI and subsequently reclassified to cost of revenue or R&D expenses in the same period the hedged cost of revenue or R&D expenses are recognized.

At December 29, 2013, we had foreign exchange forward contracts in place that amounted to a net purchase in U.S. dollar equivalents of $87 million in foreign currencies to hedge our foreign currency denominated monetary net liability position over the next twelve months. The notional amount and unrealized loss of our outstanding foreign exchange forward contracts that are non-designated (balance sheet hedges) as of December 29, 2013, based upon the exchange rate as of December 29, 2013, are shown in the table below. In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Loss	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges:
Forward contracts sold	$(98.7)	$(0.2)	$(3.1)
Forward contracts purchased	185.2	(6.4)	(9.7)
Total net outstanding contracts	$86.5	$(6.6)	$(12.8)

At December 29, 2013, we had foreign exchange forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $664 million to partially hedge our expected future wafer purchases and R&D expenses in Japanese yen. The maturities of these contracts were 13 months or less. The notional amount and unrealized loss of our outstanding foreign exchange forward contracts that are designated as cash flow hedges as of December 29, 2013 based upon the exchange rate as of December 29, 2013 are shown in the table below. In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Unrealized Loss	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Foreign exchange forward contracts:
Maturities 12 months or less	$662.2	$(38.4)	$(59.9)
Maturities greater than 12 months	2.3	(0.1)	(0.2)
Total	$664.5	$(38.5)	$(60.1)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our non-operating results. We have direct ownership of European sovereign debt of $35 million. We also have foreign exchange forward contracts with two European banks. With one bank we have contracts outstanding to purchase foreign currency with a U.S. dollar equivalent of $68 million and to sell foreign currency with a U.S. dollar equivalent of $71 million. With regards to the second bank we have contracts outstanding to purchase foreign currency with a U.S. dollar equivalent of $71 million and to sell foreign currency with a U.S. dollar equivalent of $28 million. We manage our investments and foreign exchange contracts to limit our exposure to any one issuer or bank.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at December 29, 2013. Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 29, 2013. Based on their evaluation as of December 29, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10‑K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of financial records. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The framework upon which management relied in evaluating the effectiveness of our internal control over financial reporting was set forth in Internal Controls – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 29, 2013.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under “Business-Executive Officers” in this report and under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

We have adopted a code of ethics that applies to our Principal Executive Officer and Principal Financial Officer. This code of ethics, which consists of the “SanDisk Code of Ethics for Financial Executives” section of our code of ethics, that applies to employees generally, is posted on our website at “www.sandisk.com/about-sandisk/corporate-responsibility/social.” From this webpage, click on “SanDisk Worldwide Code of Business Conduct.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting the required information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under “Director Compensation Table – Fiscal 2013,” “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis,” “Summary Compensation Table – Fiscal 2011–2013,” “Outstanding Equity Awards at Fiscal 2013 Year-End” and “Option Exercises and Stock Vested in Fiscal 2013” in our Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under “Compensation Committee Interlocks and Insider Participation,” “Certain Transactions and Relationships,” and under “Election of Directors” in our Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” and “Audit Committee Report” in our Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

F – 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited the accompanying Consolidated Balance Sheets of SanDisk Corporation as of December 29, 2013 and December 30, 2012, and the related Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for each of the three years in the period ended December 29, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at December 29, 2013 and December 30, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SanDisk Corporation’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 21, 2014

F – 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited SanDisk Corporation’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). SanDisk Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SanDisk Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of SanDisk Corporation as of December 29, 2013 and December 30, 2012, and the related Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for each of the three years in the period ended December 29, 2013 and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 21, 2014

F – 3

SANDISK CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 29, 2013	December 30, 2012
	(In thousands, except for share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$986,246	$995,470
Short-term marketable securities	1,919,611	1,880,034
Accounts receivable, net	682,809	626,025
Inventory	756,975	750,075
Deferred taxes	138,192	93,877
Other current assets	166,885	260,879
Total current assets	4,650,718	4,606,360
Long-term marketable securities	3,179,471	2,835,931
Property and equipment, net	655,794	665,542
Notes receivable and investments in Flash Ventures	1,134,620	1,460,112
Deferred taxes	134,669	168,718
Goodwill	318,111	201,735
Intangible assets, net	247,904	246,919
Other non-current assets	167,430	153,810
Total assets	$10,488,717	$10,339,127
LIABILITIES
Current liabilities:
Accounts payable trade	$282,582	$254,459
Accounts payable to related parties	146,964	214,806
Convertible short-term debt	—	906,708
Other current accrued liabilities	509,732	257,539
Deferred income on shipments to distributors and retailers and deferred revenue	291,302	248,155
Total current liabilities	1,230,580	1,881,667
Convertible long-term debt	1,985,363	789,913
Non-current liabilities	307,083	407,947
Total liabilities	3,523,026	3,079,527
Commitments and contingencies (see Note 12)
EQUITY
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 4,000,000, Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 800,000,000, Issued and outstanding: 225,290,940 in 2013 and 241,432,252 in 2012	225	241
Capital in excess of par value	5,040,017	5,027,271
Retained earnings	2,004,089	2,071,268
Accumulated other comprehensive income (loss)	(76,459)	165,121
Total stockholders’ equity	6,967,872	7,263,901
Non-controlling interests	(2,181)	(4,301)
Total equity	6,965,691	7,259,600
Total liabilities and equity	$10,488,717	$10,339,127

The accompanying notes are an integral part of these consolidated financial statements.

F – 4

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands, except per share amounts)
Revenue	$6,170,003	$5,052,509	$5,662,145
Cost of revenue	3,252,988	3,326,747	3,183,257
Amortization of acquisition-related intangible assets	49,532	42,542	39,742
Total cost of revenue	3,302,520	3,369,289	3,222,999
Gross profit	2,867,483	1,683,220	2,439,146
Operating expenses:
Research and development	742,268	602,765	547,373
Sales and marketing	276,312	224,054	199,422
General and administrative	192,310	150,401	157,766
Amortization of acquisition-related intangible assets	11,155	9,045	4,485
Impairment of acquisition-related intangible assets	83,228	860	—
Total operating expenses	1,305,273	987,125	909,046
Operating income	1,562,210	696,095	1,530,100
Interest income	48,785	58,991	60,412
Gain (loss) on investments	3,219	(7,762)	21,540
Interest (expense) and other income (expense), net	(98,065)	(120,408)	(135,298)
Total other income (expense), net	(46,061)	(69,179)	(53,346)
Income before income taxes	1,516,149	626,916	1,476,754
Provision for income taxes	473,492	209,512	489,764
Net income	$1,042,657	$417,404	$986,990

Net income per share:
Basic	$4.44	$1.72	$4.12
Diluted	$4.34	$1.70	$4.04
Shares used in computing net income per share:
Basic	234,886	242,076	239,484
Diluted	240,236	245,253	244,553

Cash dividends declared per share	$0.45	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

F – 5

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Net income	$1,042,657	$417,404	$986,990

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on marketable securities	(6,448)	11,160	31,235
Reclassification adjustment for realized gain on marketable securities included in net income	(2,375)	(2,969)	(34,549)
Net unrealized holding gain (loss) on marketable securities	(8,823)	8,191	(3,314)

Foreign currency translation adjustments	(240,835)	(169,190)	79,848

Unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	(74,834)	(38,197)	30,200
Reclassification adjustment for realized (gain) loss on derivatives qualifying as cash flow hedges included in net income	41,523	10,946	(18,100)
Net unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	(33,311)	(27,251)	12,100

Total other comprehensive income (loss), before tax	(282,969)	(188,250)	88,634
Income tax expense (benefit) related to items of other comprehensive income (loss)	(41,389)	(20,670)	16,161
Total other comprehensive income (loss), net of tax	(241,580)	(167,580)	72,473
Comprehensive income	$801,077	$249,824	$1,059,463

The accompanying notes are an integral part of these consolidated financial statements.

F – 6

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	(In thousands)
Balance at January 2, 2011	236,502	$237	$4,709,506	$812,653	$260,228	$5,782,624	$(3,229)	$5,779,395
Net income	—	—	—	986,990	—	986,990	—	986,990
Other comprehensive income, net	—	—	—	—	72,473	72,473	—	72,473
Loss on non-controlling interest	—	—	—	—	—	—	(290)	(290)
Issuance of shares pursuant to equity plans	5,519	6	122,391	—	—	122,397	—	122,397
Issuance of shares pursuant to employee stock purchase plan	613	—	20,743	—	—	20,743	—	20,743
Share-based compensation expense	—	—	64,496	—	—	64,496	—	64,496
Income tax benefit from share-based plans	—	—	20,517	—	—	20,517	—	20,517
Convertible debt redemption	—	—	(1,844)	—	—	(1,844)	—	(1,844)
Stock repurchases	(82)	—	(1,244)	(2,794)	—	(4,038)	—	(4,038)
Balance at January 1, 2012	242,552	243	4,934,565	1,796,849	332,701	7,064,358	(3,519)	7,060,839
Net income	—	—	—	417,404	—	417,404	—	417,404
Other comprehensive loss, net	—	—	—	—	(167,580)	(167,580)	—	(167,580)
Loss on non-controlling interest	—	—	—	—	—	—	(782)	(782)
Issuance of shares pursuant to equity plans	3,846	4	63,312	—	—	63,316	—	63,316
Issuance of shares pursuant to employee stock purchase plan	685	—	22,986	—	—	22,986	—	22,986
Net cash received for stock repurchase contracts	—	—	2,675	—	—	2,675	—	2,675
Share-based compensation expense	—	—	79,132	—	—	79,132	—	79,132
Income tax benefit from share-based plans	—	—	11,691	—	—	11,691	—	11,691
Stock repurchases	(5,651)	(6)	(87,090)	(142,985)	—	(230,081)	—	(230,081)
Balance at December 30, 2012	241,432	241	5,027,271	2,071,268	165,121	7,263,901	(4,301)	7,259,600
Net income	—	—	—	1,042,657	—	1,042,657	—	1,042,657
Other comprehensive loss, net	—	—	—	—	(241,580)	(241,580)	—	(241,580)
Income from non-controlling interest	—	—	—	—	—	—	2,207	2,207
Distribution to non-controlling interests	—	—	—	—	—	—	(87)	(87)
Issuance of shares pursuant to equity plans	7,934	8	241,316	—	—	241,324	—	241,324
Issuance of shares pursuant to employee stock purchase plan	624	1	24,720	—	—	24,721	—	24,721
Share-based compensation expense	—	—	100,641	—	—	100,641	—	100,641
Income tax benefit from share-based plans	—	—	583	—	—	583	—	583
Dividends and dividend equivalent rights declared	—	—	—	(102,896)	—	(102,896)	—	(102,896)
Stock repurchases	(24,699)	(25)	(582,575)	(1,006,940)	—	(1,589,540)	—	(1,589,540)
Equity value of debt issuance	—	—	349,250	—	—	349,250	—	349,250
Purchased convertible bond hedge, net	—	—	(338,989)	—	—	(338,989)	—	(338,989)
Sold warrants	—	—	217,800	—	—	217,800	—	217,800
Balance at December 29, 2013	225,291	$225	$5,040,017	$2,004,089	$(76,459)	$6,967,872	$(2,181)	$6,965,691

The accompanying notes are an integral part of these consolidated financial statements.

F – 7

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$1,042,657	$417,404	$986,990
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	527	34,368	(74,829)
Depreciation	226,334	161,949	114,984
Amortization	237,731	254,352	236,976
Provision for doubtful accounts	2,167	1,452	(1,476)
Share-based compensation expense	99,756	78,443	63,110
Excess tax benefit from share-based plans	(27,198)	(16,015)	(24,895)
Impairment and other	75,561	(17,350)	(49,438)
Other non-operating	(792)	9,424	11,614
Changes in operating assets and liabilities:
Accounts receivable, net	(51,125)	(68,070)	(146,726)
Inventory	23,310	(71,260)	(158,534)
Other assets	147,713	(84,579)	(112,577)
Accounts payable trade	16,377	(4,124)	73,711
Accounts payable to related parties	(67,842)	(61,469)	34,531
Other liabilities	138,496	(104,671)	100,331
Total adjustments	821,015	112,450	66,782
Net cash provided by operating activities	1,863,672	529,854	1,053,772
Cash flows from investing activities:
Purchases of short and long-term marketable securities	(4,925,520)	(3,178,660)	(3,473,915)
Proceeds from sales of short and long-term marketable securities	3,701,528	2,197,302	2,849,232
Proceeds from maturities of short and long-term marketable securities	751,900	650,060	634,390
Acquisition of property and equipment, net	(213,415)	(487,973)	(192,876)
Investment in Flash Ventures	(12,342)	(50,439)	(83,316)
Notes receivable issuances to Flash Ventures	(37,099)	(142,316)	(399,281)
Notes receivable proceeds from Flash Ventures	124,765	511,289	416,388
Purchased technology and other assets	(8,377)	(4,000)	(100,000)
Acquisitions, net of cash acquired	(304,320)	(69,629)	(317,649)
Net cash used in investing activities	(922,880)	(574,366)	(667,027)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	1,483,125	—	—
Proceeds from sale (purchase) of convertible bond hedge	(331,650)	—	1,494
Proceeds from sale (purchase) of warrants	217,800	—	(1,158)
Repayment of debt financing	(928,061)	—	(211,441)
Distribution to non-controlling interests	(87)	—	—
Proceeds from employee stock programs	266,044	86,302	143,140
Excess tax benefit from share-based plans	27,198	16,015	24,895
Dividends paid	(101,191)	—	—
Share repurchase program	(1,589,539)	(230,081)	(4,039)
Net cash received for share repurchase contracts	—	2,675	—
Net cash used in financing activities	(956,361)	(125,089)	(47,109)
Effect of changes in foreign currency exchange rates on cash	6,345	(2,425)	(1,289)
Net increase (decrease) in cash and cash equivalents	(9,224)	(172,026)	338,347
Cash and cash equivalents at beginning of the year	995,470	1,167,496	829,149
Cash and cash equivalents at end of the year	$986,246	$995,470	$1,167,496
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$(373,183)	$(360,688)	$(374,460)
Cash paid for interest expense	$(20,403)	$(24,957)	$(26,479)

The accompanying notes are an integral part of these consolidated financial statements.

F – 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31. All fiscal years presented consisted of 52 weeks. Certain prior period amounts have been reclassified in the financial statements and footnotes to conform to the current period presentation, including line items within current assets and property and equipment in the Consolidated Balance Sheets and Note 4, “Balance Sheet Information,” as well as cash flows from operating activities in the Consolidated Statement of Cash Flows. Beginning in the first quarter of fiscal year 2013, the Company reports only total revenue, which includes product revenue and license and royalty revenue. For accounting and disclosure purposes, the exchange rate used to convert Japanese yen to the United States (“U.S.”) dollar for fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012 was 104.94, 85.99 and 77.17, respectively. Throughout the Notes to Consolidated Financial Statements, unless otherwise indicated, references to Net income refer to Net income attributable to common stockholders.

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

Use of Estimates. The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, intellectual property claims, product returns, allowance for doubtful accounts, inventories and inventory reserves, valuation and impairments of marketable securities and investments, valuation and impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructurings, contingencies, share-based compensation and litigation. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, pricing is fixed or determinable and collectability is reasonably assured. Revenue is generally recognized at the time of shipment or transfer of title for customers not eligible for price protection and/or a right of return. Sales made to distributors and retailers are generally under agreements allowing price protection and/or a right of return and, therefore, the revenue and related costs of these transactions are deferred until the retailers or distributors sell-through the merchandise to their end customer or their rights of return expire. Estimated sales returns are recorded as a reduction to revenue and deferred revenue and were not material for any period presented in the accompanying Consolidated Financial Statements. The cost of shipping products to customers is included in cost of revenue. The Company recognizes expenses related to sales commissions in the period in which the commissions are earned.

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

F – 9

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

The Company records estimated reductions of revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising and other volume-based incentives and expected returns. All sales incentive programs are recorded as an offset to revenue or deferred revenue. Marketing development programs are recorded as a reduction to revenue.

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

Foreign Currency. The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income as a non-operating item in each period. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the historical rate. The Company continuously evaluates its foreign currency exposures and may continue to enter into hedges or other risk mitigating arrangements in the future. Aggregate gross foreign currency transaction gain (loss) prior to consideration of the offsetting hedges recorded to income before taxes was ($3.3) million, ($2.8) million and $18.8 million in fiscal years 2013, 2012 and 2011, respectively.

Cash Equivalents, Short and Long-Term Marketable Securities. Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Marketable securities with original maturities greater than three months from purchase date and remaining maturities less than one year are classified as short-term marketable securities. Marketable securities with remaining maturities greater than one year as of the balance sheet date are classified as long-term marketable securities. Short and long-term fixed income investments consist of U.S. Treasury securities, U.S. government-sponsored agency securities, international government securities, corporate notes and bonds, municipal notes and bonds, asset-backed securities and mortgage-backed securities. The fair market value of cash equivalents at December 29, 2013 approximated their carrying value. Cost of securities sold is based on specific identification.

F – 10

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

Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (“AOCI”). Investments in public and non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other-than-temporary are reported in Interest (expense) and other income (expense), net or Cost of revenue in the accompanying Consolidated Statements of Operations.

Inventories and Inventory Valuation. Inventories are stated at the lower of cost (first-in, first-out) or market. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. Reductions in inventory valuation are included in Cost of revenue in the accompanying Consolidated Statements of Operations. Inventory impairment charges, when taken, permanently establish a new cost basis and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. Rather, these amounts are recognized in income only if, as and when the inventory is sold.

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

F – 11

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

Advertising Expenses. Marketing co-op development programs, where the Company receives, or will receive, an identifiable benefit (e.g., goods or services) in exchange for the amount paid to its customer and the Company can reasonably estimate the fair value of the benefit it receives for the customer incentive payment, are classified, when granted, as a marketing expense. Advertising expenses not meeting this criteria are classified as a reduction to revenue when the expense is incurred. Advertising expenses recorded as marketing expense were $19.6 million, $16.2 million and $11.4 million in fiscal years 2013, 2012 and 2011, respectively.

Research and Development Expenses. Research and development (“R&D”) expenditures are expensed as incurred.

F – 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities was as follows (in thousands):

	December 29, 2013	December 30, 2012
Cash and cash equivalents	$986,246	$995,470
Short-term marketable securities	1,919,611	1,880,034
Long-term marketable securities	3,179,471	2,835,931
Total cash, cash equivalents and marketable securities	$6,085,328	$5,711,435

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

F – 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments (in thousands):

	December 29, 2013				December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$760,363	$—	$—	$760,363	$582,743	$—	$—	$582,743
Fixed income securities	160,194	4,985,059	—	5,145,253	27,386	4,917,939	—	4,945,325
Derivative assets	—	777	—	777	—	20,058	—	20,058
Total financial assets	$920,557	$4,985,836	$—	$5,906,393	$610,129	$4,937,997	$—	$5,548,126
Derivative liabilities	$—	$45,859	$—	$45,859	$—	$13,584	$—	$13,584
Total financial liabilities	$—	$45,859	$—	$45,859	$—	$13,584	$—	$13,584

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	December 29, 2013				December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$773,435	$33,099	$—	$806,534	$582,743	$229,360	$—	$812,103
Short-term marketable securities	15,090	1,904,521	—	1,919,611	16,589	1,863,445	—	1,880,034
Long-term marketable securities	132,032	3,047,439	—	3,179,471	10,797	2,825,134	—	2,835,931
Other current assets	—	777	—	777	—	19,064	—	19,064
Other non-current assets	—	—	—	—	—	994	—	994
Total financial assets	$920,557	$4,985,836	$—	$5,906,393	$610,129	$4,937,997	$—	$5,548,126
Other current accrued liabilities	$—	$45,741	$—	$45,741	$—	$13,584	$—	$13,584
Non-current liabilities	—	118	—	118	—	—	—	—
Total financial liabilities	$—	$45,859	$—	$45,859	$—	$13,584	$—	$13,584

(1)	Cash equivalents exclude cash of $179.7 million and $183.4 million included in Cash and cash equivalents on the Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012, respectively.

F – 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended December 29, 2013, the Company had no transfers of financial assets or liabilities between Level 1 and Level 2. As of December 29, 2013 and December 30, 2012, the Company had no financial assets or liabilities categorized as Level 3 and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows (in thousands):

	December 29, 2013				December 30, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$160,598	$21	$(424)	$160,195	$27,377	$9	$—	$27,386
U.S. government-sponsored agency securities	8,112	10	(1)	8,121	28,339	41	(1)	28,379
International government securities	38,492	1	(224)	38,269	153,936	13	(3)	153,946
Corporate notes and bonds	864,331	1,504	(1,565)	864,270	864,170	3,890	(938)	867,122
Asset-backed securities	226,620	114	(170)	226,564	179,356	453	—	179,809
Mortgage-backed securities	86,542	18	(554)	86,006	1,872	8	(14)	1,866
Municipal notes and bonds	3,744,138	18,931	(1,241)	3,761,828	3,665,032	22,697	(912)	3,686,817
Total available-for-sale investments	$5,128,833	$20,599	$(4,179)	$5,145,253	$4,920,082	$27,111	$(1,868)	$4,945,325

The fair value and gross unrealized loss on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument for 12 months or less, are summarized in the following table (in thousands). As of December 29, 2013, the Company had an immaterial amount of securities that have been in a continuous unrealized loss position for more than twelve months. The unrealized loss on these securities was immaterial. Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$136,621	$(424)
U.S. government-sponsored agency securities	2,858	(1)
International government securities	36,265	(224)
Corporate notes and bonds	453,671	(1,565)
Asset-backed securities	129,855	(170)
Mortgage-backed securities	64,811	(554)
Municipal notes and bonds	430,620	(1,241)
Total	$1,254,701	$(4,179)

The gross unrealized loss related to U.S. Treasury securities, U.S. government-sponsored agency securities, international government securities, corporate and municipal notes and bonds, and mortgage-backed securities was primarily due to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at December 29, 2013 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

F – 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities (in thousands).

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Gross realized gains	$4,724	$3,867	$36,762
Gross realized losses	(2,349)	(898)	(2,213)

Fixed income securities by contractual maturity as of December 29, 2013 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations or the Company has the option to demand payment.

	Amortized Cost	Fair Value
Due in one year or less	$1,220,506	$1,224,980
After one year through five years	3,338,613	3,350,852
After five years through ten years	79,295	79,084
After ten years	490,419	490,337
Total	$5,128,833	$5,145,253

For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and fair values, which are based on quoted market prices (in thousands). These financial instruments were categorized as Level 1 as of both December 29, 2013 and December 30, 2012 with the exception of the 0.5% Sr. Convertible Notes due 2020, which is categorized as Level 2. See Note 6, “Financing Arrangements,” regarding details of each convertible note presented.

	December 29, 2013		December 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
1% Sr. Convertible Notes due 2013	$—	$—	$906,708	$927,820
1.5% Sr. Convertible Notes due 2017	829,792	1,467,160	789,913	1,159,370
0.5% Sr. Convertible Notes due 2020	1,155,571	1,480,290	—	—
Total	$1,985,363	$2,947,450	$1,696,621	$2,087,190

F – 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Derivatives and Hedging Activities

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

The Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Changes in fair value (i.e., gains or losses) of the derivatives are recorded as cost of revenue or other income (expense), or as other comprehensive income (“OCI”). The Company does not offset or net the fair value amounts of derivative instruments and separately discloses the fair value amounts of the derivative instruments as either assets or liabilities.

Cash Flow Hedges. The Company uses foreign exchange forward contracts designated as cash flow hedges to hedge a portion of future forecasted wafer purchases and R&D expenses in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of AOCI and subsequently reclassified into cost of revenue or R&D expense in the same period or periods in which the cost of revenue or R&D expenses are recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. As of December 29, 2013, the notional amount and unrealized loss on the effective portion of the Company’s outstanding foreign exchange forward contracts to purchase Japanese yen that are designated as cash flow hedges are shown in both Japanese yen (in billions) and U.S. dollar (in thousands), based upon the exchange rate as of December 29, 2013, as follows:

	Notional Amount		Unrealized Loss
	(Japanese yen)	(U.S. dollar)	(U.S. dollar)
Foreign exchange forward contracts:
Maturities 12 months or less	¥69.4	$662,190	$(38,375)
Maturities greater than 12 months	0.2	2,295	(118)
Total	¥69.6	$664,485	$(38,493)

The forward contracts with maturities greater than 12 months will settle by January 2015.

Other Derivatives. Other derivatives that are non-designated consist primarily of foreign exchange forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding foreign exchange forward contracts were marked-to-market at December 29, 2013 with realized and unrealized gains and losses included in other income (expense). As of December 29, 2013, the Company had foreign exchange forward contracts hedging exposures in European euros, British pounds and Japanese yen. Foreign exchange forward contracts were outstanding to buy and sell U.S. dollar equivalents of approximately $185.2 million and $98.7 million in foreign currencies, respectively, based upon the exchange rates at December 29, 2013.

F – 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts. Fair value of derivative contracts were as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Foreign exchange forward contracts not designated	$777	$19,064	$—	$994

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Foreign exchange forward contracts designated	$38,375	$7,058	$118	$—
Foreign exchange forward contracts not designated	7,366	6,526	—	—
Total derivatives	$45,741	$13,584	$118	$—

Foreign Exchange Forward Contracts and Equity Market Risk Contracts Designated as Cash Flow Hedges. The impact of the effective portion of designated cash flow derivative contracts on the Company’s results of operations was as follows (in thousands):

	Fiscal years ended
	Amount of gain (loss) recognized in OCI			Amount of gain (loss) reclassified from AOCI to earnings
	December 29, 2013	December 30, 2012	January 1, 2012	December 29, 2013	December 30, 2012	January 1, 2012
Foreign exchange forward contracts	$(74,834)	$(38,197)	$33,224	$(41,523)	$(10,946)	$27,985
Equity market risk contract	—	—	(3,024)	—	—	(9,885)

Foreign exchange forward contracts designated as cash flow hedges relate to forecasted wafer purchases and R&D expenses in Japanese yen. Gains and losses associated with foreign exchange forward contracts designated as cash flow hedges are expected to be recorded in cost of revenue for wafer purchases or R&D expense when reclassified out of AOCI. Losses from the equity market risk contract were recorded in other income (expense) when reclassified out of AOCI. The Company expects to realize the majority of the AOCI balance related to foreign exchange contracts within the next twelve months.

The following table includes the ineffective portion of designated cash flow derivative contracts and the forward points excluded for the purposes of cash flow hedging designation recognized in other income (expense) (in thousands):

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Foreign exchange forward contracts	$(1,201)	$(6,630)	$(5,148)

F – 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows (in thousands):

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Gain (loss) on foreign exchange forward contracts including forward point income	$1,427	$9,025	$(14,068)
Gain (loss) from revaluation of foreign currency exposures hedged by foreign exchange forward contracts	(4,460)	(3,511)	17,479

F – 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Balance Sheet Information

Accounts Receivable, net. Accounts receivable, net was as follows (in thousands):

	December 29, 2013	December 30, 2012
Accounts receivable	$904,551	$804,221
Allowance for doubtful accounts	(8,274)	(6,627)
Price protection, promotions and other activities	(213,468)	(171,569)
Total accounts receivable, net	$682,809	$626,025

Allowance for Doubtful Accounts. The activity in the allowance for doubtful accounts was as follows (in thousands):

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Balance, beginning of period	$6,627	$5,717	$8,416
Additions (reductions) charged to costs and expenses	2,167	1,452	(1,476)
Deductions/write-offs	(520)	(542)	(1,223)
Balance, end of period	$8,274	$6,627	$5,717

Inventory. Inventory was as follows (in thousands):

	December 29, 2013	December 30, 2012
Raw material	$440,570	$404,634
Work-in-process	102,543	102,249
Finished goods	213,862	243,192
Total inventory	$756,975	$750,075

Other Current Assets. Other current assets were as follows (in thousands):

	December 29, 2013	December 30, 2012
Tax-related receivables	$70,760	$186,223
Other non-trade receivables	37,368	—
Prepayment to Flash Forward Ltd.	5,144	20,577
Derivative contract receivables	777	19,064
Prepaid expenses	12,630	13,221
Other current assets	40,206	21,794
Total other current assets	$166,885	$260,879

F – 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment. Property and equipment were as follows (in thousands):

	December 29, 2013	December 30, 2012
Machinery and equipment	$1,148,150	$1,124,701
Software	171,733	148,014
Buildings and building improvements	261,471	227,651
Capital land lease	6,644	6,603
Land	24,427	24,427
Furniture and fixtures	20,481	10,106
Leasehold improvements	6,559	11,979
Property and equipment, at cost	1,639,465	1,553,481
Accumulated depreciation and amortization	(983,671)	(887,939)
Property and equipment, net	$655,794	$665,542

Depreciation expense of property and equipment totaled $226.3 million, $161.9 million and $115.0 million in fiscal years 2013, 2012 and 2011, respectively.

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) were as follows (in thousands):

	December 29, 2013	December 30, 2012
Notes receivable, Flash Partners Ltd.	$100,057	$180,254
Notes receivable, Flash Alliance Ltd.	323,995	476,800
Notes receivable, Flash Forward Ltd.	169,144	162,810
Investment in Flash Partners Ltd.	190,694	232,547
Investment in Flash Alliance Ltd.	283,999	342,048
Investment in Flash Forward Ltd.	66,731	65,653
Total notes receivable and investments in Flash Ventures	$1,134,620	$1,460,112

Equity-method investments and the Company’s maximum loss exposure related to Flash Ventures are discussed further in Note 12, “Commitments, Contingencies and Guarantees – Flash Ventures” and Note 13, “Related Parties and Strategic Investments.”

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

Other Non-current Assets. Other non-current assets were as follows (in thousands):

	December 29, 2013	December 30, 2012
Prepaid tax on intercompany transactions	$37,747	$42,118
Prepayment to Flash Forward Ltd.	—	5,144
Convertible note issuance costs	20,612	8,708
Long-term prepaid income tax	66,176	63,008
Other non-current assets	42,895	34,832
Total other non-current assets	$167,430	$153,810

F – 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	December 29, 2013	December 30, 2012
Accrued payroll and related expenses	$227,779	$102,269
Derivative contract payables	45,741	13,584
Taxes payable	59,618	25,476
Other accrued liabilities	176,594	116,210
Total other current accrued liabilities	$509,732	$257,539

Non-current Liabilities. Non-current liabilities were as follows (in thousands):

	December 29, 2013	December 30, 2012
Deferred tax liabilities	$3,482	$28,672
Income tax liabilities	205,266	208,629
Deferred credits on intercompany transactions	15,065	58,548
Other non-current liabilities	83,270	112,098
Total non-current liabilities	$307,083	$407,947

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Consolidated Balance Sheets, and the activity was as follows (in thousands):

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Balance, beginning of period	$38,787	$26,957	$24,702
Additions and adjustments to cost of revenue	35,763	33,247	29,444
Usage	(30,926)	(21,417)	(27,189)
Balance, end of period	$43,624	$38,787	$26,957

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

Accumulated Other Comprehensive Income (Loss). AOCI presented in the accompanying Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and hedging activities, net of tax, for all periods presented (in thousands):

	December 29, 2013	December 30, 2012
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$10,479	$15,919
Foreign currency translation	(47,440)	155,389
Hedging activities	(39,498)	(6,187)
Total accumulated other comprehensive income (loss)	$(76,459)	$165,121

F – 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of income tax (benefit) expense allocated to the unrealized gain (loss) on available-for-sale investments, foreign currency translation and hedging activities was as follows (in thousands):

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Available-for-sale investments	$(3,383)	$3,121	$3,342
Foreign currency translation	(38,006)	(23,791)	10,315
Hedging activities	—	—	2,504
	$(41,389)	$(20,670)	$16,161

The significant amounts reclassified out of each component of AOCI were as follows (in thousands):

	Fiscal years ended
AOCI Component	December 29, 2013	December 30, 2012	January 1, 2012	Statement of Operations Line Item
Unrealized gain on available-for-sale investments	$2,375	$2,969	$34,549	Interest (expense) and other income (expense), net
Tax impact	(1,122)	(1,051)	(2,119)	Provision for income taxes
Unrealized gain on available-for-sale investments, net of tax	1,253	1,918	32,430

Unrealized holding gains (losses) on derivatives:
Foreign exchange contracts	(41,523)	(10,946)	27,985	Cost of revenue
Equity market risk contract	—	—	(9,885)	Interest (expense) and other income (expense), net
Tax impact	—	—	2,504	Provision for income taxes
Gain (loss) on cash flow hedging activities, net of tax	(41,523)	(10,946)	20,604
Total reclassifications for the period, net of tax	$(40,270)	$(9,028)	$53,034

F – 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Goodwill and Intangible Assets

Goodwill. Goodwill balances and activity during fiscal year 2013 were as follows (in thousands):

Carrying Amount
Balance as of December 30, 2012	$201,735
Acquisition	115,775
Adjustment	601
Balance as of December 29, 2013	$318,111

Goodwill increased by approximately $115.8 million due to the Company’s acquisition of SMART Storage Systems (“SMART Storage”) during the third quarter of fiscal year 2013. See Note 15, “Business Acquisition” regarding this acquisition. In addition, goodwill increased by $0.6 million during the first quarter of fiscal year 2013 due to the resolution of a legal contingency matter during the measurement period for an acquisition from fiscal year 2012.

Goodwill is not amortized, but is reviewed and tested for impairment at least annually, on the first day of the Company’s fourth quarter and whenever events or circumstances occur that indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company’s reporting unit level. The Company has the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the goodwill is impaired and determine whether further action is needed (“Step 0”). For the year ended December 29, 2013, the Company performed a Step 0 qualitative assessment of its goodwill and did not identify any events or circumstances that would indicate an impairment of goodwill. As such, the Company did not perform any further goodwill impairment testing.

Intangible Assets. Intangible asset balances were as follows (in thousands):

	December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed product technology	$348,385	$(121,304)	$(44,216)	$182,865
Customer relationships	20,650	(14,426)	—	6,224
Trademarks	14,200	(3,634)	(2,812)	7,754
Covenants not to compete	3,100	(2,959)	—	141
Acquisition-related intangible assets	386,335	(142,323)	(47,028)	196,984
Technology licenses and patents	133,909	(89,289)	—	44,620
Total intangible assets subject to amortization	520,244	(231,612)	(47,028)	241,604
Acquired in-process research and development	42,500	—	(36,200)	6,300
Total intangible assets	$562,744	$(231,612)	$(83,228)	$247,904

	December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed product technology	$200,960	$(68,104)	$—	$132,856
Core technology	79,800	(79,800)	—	—
Customer relationships	13,050	(10,043)	—	3,007
Trademarks	5,700	(1,870)	—	3,830
Covenants not to compete	3,100	(1,618)	—	1,482
Acquisition-related intangible assets	302,610	(161,435)	—	141,175
Technology licenses and patents	133,909	(65,690)	—	68,219
Total intangible assets subject to amortization	436,519	(227,125)	—	209,394
Acquired in-process research and development	38,385	—	(860)	37,525
Total intangible assets	$474,904	$(227,125)	$(860)	$246,919

F – 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross acquisition-related intangible assets and acquired in-process research and development (“IPR&D”) increased $168.5 million in fiscal year 2013 due to the acquisition of SMART Storage. During the fiscal year ended December 29, 2013, the Company reclassified $1.3 million of acquired IPR&D to developed product technology and commenced amortization.

The Company performs tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may be impaired. In the third quarter of fiscal year 2013, the Company performed impairment tests on the amortizable intangible and IPR&D assets from the Pliant Technology, Inc. (“Pliant”) acquisition. The Company performed impairment tests on these assets due to the recent SMART Storage acquisition and the decision to integrate more of the SMART Storage architecture into its future enterprise product roadmap, and due to additional product delays in the development timeline related to an IPR&D project from this acquisition. In conducting an impairment review of the Pliant amortizable intangible assets, the Company first compared the undiscounted cash flows to the carrying value of these amortizable intangible assets. Since the undiscounted cash flows were less than the carrying value, the Company then compared the estimated fair value based upon forecasted discounted cash flows to the carrying value and determined there was an impairment of $47.0 million. In addition, the Company performed an impairment analysis for the IPR&D by comparing the estimated fair value based upon forecasted discounted cash flows related to the Pliant IPR&D to the carrying value and determined there was a full impairment of $36.2 million. The Company recorded an impairment of the amortizable intangible assets and IPR&D assets totaling $83.2 million in the third quarter of fiscal year 2013, which was included in Impairment of acquisition-related intangible assets in the Consolidated Statements of Operations. The Company will continue to monitor for any events or circumstances that could indicate whether an impairment of the remaining Pliant acquisition-related intangible assets is required. The amortization schedule for the remaining Pliant acquisition-related intangible assets has been adjusted to be fully amortized by the end of fiscal year 2014, based upon the estimated remaining cash flows.

Acquired IPR&D is accounted for as an indefinite-lived intangible asset. Indefinite-lived intangible assets are reviewed for impairment at least annually until technological feasibility is achieved or development is complete. Upon completion of development, the acquired IPR&D is considered an amortizable finite-lived intangible asset. Amortization expense of technology licenses and patents is recorded to cost of revenue or R&D based upon the use of the technology. In fiscal year 2012, the Company discontinued a project related to an IPR&D indefinite-lived intangible asset, which resulted in an impairment of $0.9 million which was included in Impairment of acquisition-related intangible assets in the Consolidated Statement of Operations.

Amortization expense of intangible assets totaled $84.3 million, $76.5 million and $65.5 million in fiscal years 2013, 2012 and 2011, respectively.

The annual expected amortization expense of intangible assets subject to amortization as of December 29, 2013, is as follows (in thousands):

	Acquisition-related Intangible Assets	Technology Licenses and Patents
Fiscal year:
2014	$83,671	$21,231
2015	48,114	20,056
2016	40,544	3,333
2017	24,655	—
Total intangible assets subject to amortization	$196,984	$44,620

F – 25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt (in thousands):

	December 29, 2013	December 30, 2012
1% Notes due 2013	$—	$928,061
Less: Unamortized bond discount	—	(21,353)
Net carrying amount of 1% Notes due 2013	—	906,708

1.5% Notes due 2017	1,000,000	1,000,000
Less: Unamortized bond discount	(170,208)	(210,087)
Net carrying amount of 1.5% Notes due 2017	829,792	789,913

0.5% Notes due 2020	1,500,000	—
Less: Unamortized bond discount	(344,429)	—
Net carrying amount of 0.5% Notes due 2020	1,155,571	—
Total convertible debt	1,985,363	1,696,621
Less: Convertible short-term debt	—	(906,708)
Convertible long-term debt	$1,985,363	$789,913

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

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1% Notes due 2013 (in thousands):

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Contractual interest coupon	$3,481	$9,280	$10,692
Amortization of bond issuance costs	1,013	2,783	4,345
Amortization of bond discount	21,022	53,599	56,424
Total interest cost recognized	$25,516	$65,662	$71,461

The effective interest rate on the liability component of the 1% Notes due 2013 was 7.4% for the three fiscal years ended December 29, 2013.

Bond Repurchase. In the twelve months ended January 1, 2012, the Company repurchased $221.9 million principal amount of its 1% Notes due 2013 in private transactions with a limited number of bondholders for cash consideration of $211.1 million, which resulted in the recognition of a loss before tax of $11.5 million, which was recorded in other income (expense). The repurchase was economically beneficial given the notes were repurchased below the principal amount and given that interest rates on cash and marketable securities were lower than the 1% coupon rate of the notes. In accordance with current accounting guidance, at settlement, the fair value of the liability component of the convertible debt immediately prior to repurchase was measured using interest rates at settlement, and the difference between the fair value of the aggregate consideration remitted to the holders and the fair value of the liability component of the convertible debt immediately prior to repurchase is attributed to the reacquisition of the equity component. The difference between the fair value of the liability component of the convertible debt immediately prior to the repurchase and the carrying value of the debt redeemed was recorded as expense on extinguishment of debt in Interest (expense) and other income (expense), net, in the Consolidated Statements of Operations.

F – 26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the repurchase of a portion of the 1% Notes due 2013, the Company unwound a portion of the convertible bond hedge and warrants. As a result of this unwinding, the Company received net proceeds of $0.3 million, which was recorded in equity.

1.5% Convertible Senior Notes Due 2017. In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017 (the “1.5% Notes due 2017”) at par. The 1.5% Notes due 2017 may be converted, under certain circumstances described below, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $52.37 per share). The 1.5% Notes due 2017 contains provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of December 29, 2013, the conversion rate was adjusted for dividends paid to date to 19.2307 shares of common stock per $1,000 principal amount of notes (which represents a conversion price of approximately $52.00 per share). The net proceeds to the Company from the sale of the 1.5% Notes due 2017 were $981.0 million.

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017. The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of December 29, 2013, the carrying value of the equity component of $294.0 million was unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1.5% Notes due 2017 (in thousands):

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Contractual interest coupon	$15,000	$15,000	$15,000
Amortization of bond issuance costs	2,667	2,666	2,695
Amortization of bond discount	39,095	36,364	34,140
Total interest cost recognized	$56,762	$54,030	$51,835

The effective interest rate on the liability component of the 1.5% Notes due 2017 was 6.85% for each of the three fiscal years ended December 29, 2013. The remaining unamortized bond discount of $170.2 million as of December 29, 2013 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 3.6 years.

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

F – 27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company pays cash interest at an annual rate of 1.5%, payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2011. Debt issuance costs were $18.7 million, of which $5.5 million was allocated to capital in excess of par value and $13.2 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 1.5% Notes due 2017. As of December 29, 2013, unamortized deferred issuance cost was $6.8 million.

Concurrently with the issuance of the 1.5% Notes due 2017, the Company purchased a convertible bond hedge and sold warrants. The convertible bond hedge transaction is structured to reduce the potential future economic dilution associated with the conversion of the 1.5% Notes due 2017 and, combined with the warrants, to increase the initial conversion price to $73.3250 per share. Each of these components is discussed separately below:

•
Convertible Bond Hedge. Counterparties agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The 1.5% Notes due 2017 contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. After adjusting for the dividends paid through December 29, 2013, the counterparties may acquire up to approximately 19.2 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.00 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. The convertible bond hedge transaction cost of $292.9 million has been accounted for as an equity transaction. The Company initially recorded approximately $1.7 million in stockholders’ equity from the deferred tax asset related to the convertible bond hedge at inception of the transaction. As of December 29, 2013, the Company had not purchased any shares under this convertible bond hedge agreement.

•
Warrants. The Company received $188.1 million from the same counterparties from the sale of warrants to purchase up to approximately 19.1 million shares of the Company’s common stock at an exercise price of $73.3250 per share. The 1.5% Notes due 2017 contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. After adjusting for the dividends paid through December 29, 2013, holders of the warrants may acquire up to approximately 19.2 million shares of the Company’s common stock at a strike price of $72.8005 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each expiration date, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 29, 2013, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

F – 28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

0.5% Convertible Senior Notes Due 2020. In October 2013, the Company issued and sold $1.5 billion in aggregate principal amount of 0.5% Convertible Senior Notes due October 15, 2020 (the “0.5% Notes due 2020”) at par. The 0.5% Notes due 2020 may be converted, under certain circumstances described below, based on an initial conversion rate of 10.8470 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $92.19 per share). The 0.5% Notes due 2020 contains provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. As of December 29, 2013, no adjustment has been made to the conversion rate or the conversion price. The net proceeds to the Company from the sale of the 0.5% Notes due 2020 were approximately $1.48 billion.

The Company separately accounts for the liability and equity components of the 0.5% Notes due 2020. The principal amount of the liability component of $1.15 billion as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 4.43%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of December 29, 2013, the carrying value of the equity component of $352.0 million was unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 0.5% Notes due 2020 (in thousands):

Fiscal year ended
December 29, 2013
Contractual interest coupon	$1,271
Amortization of bond issuance costs	439
Amortization of bond discount	7,486
Total interest cost recognized	$9,196

The effective interest rate on the liability component of the 0.5% Notes due 2020 was 4.43% for the fiscal year ended December 29, 2013. The remaining unamortized bond discount of $344.4 million as of December 29, 2013 will be amortized over the remaining life of the 0.5% Notes due 2020, which is approximately 6.8 years.

The 0.5% Notes due 2020 may be converted on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2020, in multiples of $1,000 principal amount at the option of the holder under any of the following circumstances: 1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; 2) during any calendar quarter after the calendar quarter ending December 29, 2013, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or 3) upon the occurrence of specified corporate transactions. On and after July 15, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date of October 15, 2020, holders may convert their notes at any time, regardless of the foregoing circumstances.

Upon conversion, a holder will receive the conversion value of the 0.5% Notes due 2020 to be converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each 0.5% Notes due 2020 will be paid in: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, common stock (plus cash in lieu of any fractional shares of common stock). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon a “fundamental change” at any time, as defined, the Company will in some cases increase the conversion rate for a holder who elects to convert its 0.5% Notes due 2020 in connection with such fundamental change. In addition, the holders may require the Company to repurchase for cash all or a portion of their notes upon a “designated event” at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any.

F – 29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company pays cash interest at an annual rate of 0.5%, payable semi-annually on April 15 and October 15 of each year, beginning April 15, 2014. Debt issuance costs were approximately $18.5 million, of which $4.3 million was allocated to capital in excess of par value and $14.1 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 0.5% Notes due 2020. As of December 29, 2013, unamortized deferred issuance cost was $13.8 million.

Concurrently with the issuance of the 0.5% Notes due 2020, the Company purchased a convertible bond hedge and sold warrants. The convertible bond hedge transaction is structured to reduce the potential future economic dilution associated with the conversion of the 0.5% Notes due 2020 and, combined with the warrants, to increase the initial conversion price to $122.9220 per share. Each of these components is discussed separately below:

•
Convertible Bond Hedge. Counterparties agreed to sell to the Company up to approximately 16.3 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The 0.5% Notes due 2020 contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. As of December 29, 2013, no adjustment has been made to the number of shares to be sold under the convertible bond hedge transaction or the conversion price. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 0.5% Notes due 2020, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 0.5% Notes due 2020. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. The convertible bond hedge transaction cost of $331.7 million has been accounted for as an equity transaction. The Company initially recorded approximately $119.5 million in stockholders’ equity from the deferred tax asset related to the convertible bond hedge at inception of the transaction. As of December 29, 2013, the Company had not purchased any shares under this convertible bond hedge agreement.

•
Warrants. The Company received $217.8 million from the same counterparties from the sale of warrants to purchase up to approximately 16.3 million shares of the Company’s common stock at an exercise price of $122.9220 per share. The 0.5% Notes due 2020 contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. As of December 29, 2013, no adjustment has been made to the number of shares to be acquired under the warrants or the strike price. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021 and are exercisable at the maturity date. At each expiration date, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 29, 2013, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

F – 30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Share Repurchase Program

In September 2013, the Company’s Board of Directors increased the share repurchase program authorization by $2.50 billion, to an aggregate amount of $3.75 billion for share repurchases. Under this program, shares repurchased are recorded as a reduction to capital in excess of par value and retained earnings in the Company’s Consolidated Balance Sheets. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended at any time at the Company’s discretion. As part of the share repurchase program, the Company has entered into, and may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that the Company make an up-front payment in exchange for the right to receive a fixed number of shares of its common stock upon execution of the agreement, with a potential increase or decrease in the number of shares at the end of the term of the agreement.

On July 31, 2013, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to purchase $1.0 billion of the Company’s common stock. In exchange for up-front payments totaling $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which will end no later than April 8, 2014. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the purchase period based on the volume weighted average price of the Company’s stock during the period. During the third quarter of fiscal year 2013, 14.5 million shares under this ASR program were initially delivered to the Company. This does not represent the final number of shares to be delivered under the ASR. Depending on the average price of the Company’s common stock while the ASR is outstanding, upon the maturity of the ASR, the financial institution may be required to deliver additional shares to the Company or the Company may be required to deliver shares to the financial institution. The up-front payment of $1.0 billion was accounted for as a reduction to stockholders’ equity in the Company’s Consolidated Balance Sheet.

The Company reflected the ASR as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock. The forward contract met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument.

Concurrent with the issuance of the 0.5% Notes due 2020, the Company used approximately $150.0 million of the net proceeds of the 0.5% Notes due 2020 to repurchase 2.2 million shares of its common stock.

From inception through December 29, 2013, the Company has repurchased on the open market 30.4 million shares for an aggregate purchase price of $1.82 billion, of which 24.7 million shares for an aggregate purchase price of $1.59 billion, including the ASR, were repurchased during fiscal year 2013.

As of December 29, 2013, the remaining authorized spending under the Company’s share repurchase program was $1.93 billion.

F – 31

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

Other than sales in the U.S., China, South Korea and Taiwan, no individual country represented more than 10% of the Company’s revenue. Intercompany sales between geographic areas have been eliminated.

Revenue by geographic areas for fiscal years 2013, 2012 and 2011 were as follows (in thousands):

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
United States	$877,759	$714,293	$853,830
China	1,887,207	1,195,617	872,295
South Korea	496,030	384,409	617,119
Taiwan	958,705	981,801	1,419,836
Other Asia-Pacific	867,897	905,882	987,215
Europe, Middle East and Africa	780,079	642,494	688,538
Other foreign countries	302,326	228,013	223,312
Total	$6,170,003	$5,052,509	$5,662,145

Product revenue from customers is designated based on the geographic location to which the product is delivered. License and royalty revenue is attributed to countries based upon the location of the headquarters of the licensee.

Long-lived assets by geographic area were as follows (in thousands):

	December 29, 2013	December 30, 2012
United States	$313,959	$257,655
Japan	553,318	661,393
China	299,704	350,873
Other foreign countries	47,070	38,702
Total	$1,214,051	$1,308,623

Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets property and equipment, long-term equity investments in Flash Ventures and other equity investments, and attributes those investments to the location of the investee’s primary operations.

Customer and Supplier Concentrations. A limited number of customers or licensees have accounted for a substantial portion of the Company’s revenue. Revenue from the Company’s top 10 customers or licensees accounted for approximately 49%, 43% and 48% of the Company’s revenue for fiscal years 2013, 2012 and 2011, respectively. In fiscal year 2013 and 2012, Apple Inc. (“Apple”) accounted for 20% and 13% of the Company’s revenue, respectively. In fiscal year 2011, Samsung Electronics Co., Ltd. accounted for 10% of the Company’s revenue. Apple primarily purchases mobile embedded products and solid state drive (“SSD”) products from the Company.

F – 32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the Company’s flash memory system products require silicon wafers for the memory and controller components. The Company’s memory wafers are currently supplied almost entirely from Flash Ventures and the controller wafers are all manufactured by third-party subcontractors. The failure of any of these sources to deliver silicon wafers could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the employees of Toshiba Corporation (“Toshiba”) that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt the Company’s wafer supply from Toshiba’s Yokkaichi, Japan operations.

In addition, some key components are purchased from single source vendors for which alternative sources are currently not available. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it could reduce sales, which could have a material adverse effect upon its results of operations. The Company also relies on third-party subcontractors to assemble and test a portion of its products. The Company does not have long-term contracts with some of these subcontractors and cannot directly control product delivery schedules or manufacturing processes. This could lead to product shortages or quality assurance problems that could increase the manufacturing costs of the Company’s products and have material adverse effects on the Company’s operating results.

Concentration of Credit Risk. The Company’s concentration of credit risk consists principally of cash, cash equivalents, short and long-term marketable securities and trade receivables. The Company’s investment policy restricts investments to high-credit quality investments and limits the amounts invested with any one issuer. The Company sells to Commercial and Retail customers in the Americas; Europe, Middle East and Africa (“EMEA”); and Asia-Pacific, and performs ongoing credit evaluations of its customers’ financial condition, and generally requires no collateral. As of end of fiscal years 2013 and 2012, the Company’s top 10 customers or licensees accounted for approximately 64% of the Company’s net accounts receivable in each of these fiscal years. As of end of fiscal year 2013, Apple and Best Buy Co., Inc. accounted for 32% and 11% of the Company’s net accounts receivable, respectively. As of the end of fiscal year 2012, Apple accounted for 34% of the Company’s net accounts receivable.

Off-Balance Sheet Risk. The Company has off-balance sheet financial obligations. See Note 12, “Commitments, Contingencies and Guarantees.”

F – 33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Stockholders’ Equity and Share-based Compensation

Dividends

Through December 29, 2013, the Company’s Board of Directors declared the following dividends:

Declaration Date	Dividend per Share	Record Date	Total Amount Declared	Payment Date
			(In millions)
July 30, 2013	$0.225	August 12, 2013	$51.6	August 30, 2013
October 15, 2013	0.225	November 4, 2013	51.5	November 25, 2013

No dividends were declared or paid by the Company during the first two quarters of fiscal year 2013. On January 21, 2014, the Company’s Board of Directors declared a dividend of $0.225 per share for holders of record as of February 3, 2014, to be paid on February 24, 2014. Future dividends are subject to declaration by the Company’s Board of Directors.

Share-based Benefit Plans

2013 Incentive Plan. On June 12, 2013, the Company’s stockholders approved the 2013 Incentive Plan (“2013 Plan”). Shares of the Company’s common stock may be issued under the 2013 Plan pursuant to two separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights may be granted to officers and other employees, non-employee board members and independent consultants, and (ii) the stock issuance and cash bonus program under which eligible persons may, at the discretion of the plan administrator, be issued shares of the Company’s common stock pursuant to restricted stock awards, restricted stock units (“RSUs”) or other share-based awards which vest upon the completion of a designated service period or the attainment of pre-established performance milestones, be awarded cash bonus opportunities which are earned through the attainment of pre-established performance milestones, or be issued shares of the Company’s common stock through direct purchase or as a bonus for services rendered to the Company. Options eligible for exercise may be exercised for shares of the Company’s common stock at any time prior to the expiration of the seven-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company. Outstanding RSU awards under the 2013 Plan have dividend equivalent rights which entitle holders of RSUs to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. Dividend equivalent rights are accumulated and paid when the underlying shares vest. A total of 20,000,000 shares of the Company’s common stock have initially been reserved for issuance under the 2013 Plan. The 2013 Plan share reserve may be increased by up to 10,000,000 shares of common stock to the extent that outstanding share-based awards under the 1995 Stock Option Plan, the 1995 Non-Employee Directors Stock Option Plan, and the 2005 Incentive Plan expire, terminate or lapse, of which 349,675 shares of common stock as of December 29, 2013 had been added to the 2013 Plan share reserve. All options granted under the 2013 Plan are granted with an exercise price equal to the fair market value of the common stock on the date of grant and will expire seven years from the date of grant.

2005 Incentive Plan. The 2005 Incentive Plan terminated on June 12, 2013 and no further share-based awards were made under this plan after that date. Share-based awards that were outstanding under this plan on December 29, 2013 continue to be governed by their existing terms. Options eligible for exercise may be exercised for shares of the Company’s common stock at any time prior to the expiration of the seven-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company. Outstanding RSU awards under this plan have dividend equivalent rights which entitle holders of RSUs to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs.

1995 Stock Option Plan and 1995 Non-Employee Directors Stock Option Plan. Both of these plans terminated on May 27, 2005 and no further option grants were made under the plans after that date. Options eligible for exercise that were outstanding under these plans on December 29, 2013 continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company.

F – 34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005 Employee Stock Purchase Plan. The 2005 Employee Stock Purchase Plan (“ESPP”) was approved by the stockholders on May 27, 2005. The ESPP allows eligible employees to purchase shares of the Company’s common stock at the end of each six-month offering period at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The ESPP has 10,000,000 shares reserved for issuance, of which 4,345,666 shares were available to be issued as of December 29, 2013. In fiscal years 2013, 2012 and 2011, a total of 623,887 shares, 684,646 shares and 613,452 shares of common stock, respectively, were issued under this plan.

Acquired Plans. In connection with the Company’s acquisitions of SMART Storage, FlashSoft, Pliant, msystems Ltd. and Matrix Semiconductor, Inc., the Company adopted various equity incentive plans, which were effective upon completion of the applicable acquisition. Each of these plans was terminated as of the date of acquisition and no further grants were made under any of these plans after their termination. Any unvested option grants that were outstanding under these plans at December 29, 2013 continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock. Vested options may be exercised for shares of the Company’s common stock at any time prior to the expiration of the option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company.

Accounting for Share-based Compensation Expense

For share-based awards expected to vest, compensation cost is based on the grant-date fair value. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards, net of estimated forfeitures.

The Company estimates the fair value of stock options and RSUs granted using the Black-Scholes-Merton option-pricing formula and a single-option award approach. The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience for similar awards, giving consideration to the contractual terms of the share-based awards. The Company’s expected volatility is based on the implied volatility of its traded options. The Company’s dividend yield is based on the annualized dividend and the share price at each dividend record date. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

Valuation Assumptions

Option Plan Shares. The fair value of the Company’s stock options granted, excluding unvested stock options assumed through acquisitions, was estimated using the following weighted average assumptions:

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Dividend yield	0% - 1.63%	—%	—%
Expected volatility	0.37	0.43	0.43
Risk-free interest rate	0.74%	0.60%	1.49%
Expected term	4.4 years	4.3 years	4.3 years
Estimated annual forfeiture rate	8.51%	8.59%	8.57%
Weighted average fair value at grant date	$16.26	$16.45	$17.37

The fair value of the Company’s RSU awards granted was valued using the closing price of the Company’s stock price on the date of grant.

F – 35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan Shares. The fair value of the Company’s ESPP shares for plans entered into during the fiscal year was estimated using the following weighted average assumptions:

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Dividend yield	0% - 1.63%	—%	—%
Expected volatility	0.34	0.41	0.43
Risk-free interest rate	0.11%	0.15%	0.13%
Expected term	½ year	½ year	½ year
Weighted average fair value at purchase date	$13.08	$11.87	$12.17

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of December 29, 2013 and changes during the three fiscal years ended December 29, 2013 is presented below (in thousands, except for weighted average exercise price and remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at January 2, 2011	20,393	$32.18	3.8	$393,996
Granted	3,157	44.96
Exercised	(5,310)	24.81		126,929
Forfeited	(536)	29.09
Expired	(354)	51.79
Options assumed through acquisition	209	4.35
Options and SARs outstanding at January 1, 2012	17,559	36.55	3.4	257,251
Granted	2,336	46.49
Exercised	(3,403)	21.32		81,622
Forfeited	(469)	38.12
Expired	(597)	53.10
Options and SARs outstanding at December 30, 2012	15,426	40.73	3.2	109,411
Granted	1,142	52.69
Exercised	(7,362)	35.53		163,992
Forfeited	(433)	43.72
Expired	(2,363)	60.70
Options assumed through acquisition	183	19.37
Options and SARs outstanding at December 29, 2013	6,593	40.66	4.2	195,018
Options and SARs vested and expected to vest after December 29, 2013, net of forfeitures	6,291	40.31	4.1	188,288
Options and SARs exercisable at December 29, 2013	3,208	33.99	3.1	116,294

At December 29, 2013, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $47.4 million, and this amount is expected to be recognized over a weighted average period of approximately 2.2 years. As of December 29, 2013, the Company had fully expensed all of its SARs awards.

F – 36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units. RSUs are settled in shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a straight-line basis over the requisite vesting period.

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plans during the three fiscal years ended December 29, 2013 is presented below (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at January 2, 2011	1,244	$28.64	$62,007
Granted	1,335	47.56
Vested	(396)	29.63	19,309
Forfeited	(132)	37.24
Non-vested share units at January 1, 2012	2,051	40.22	100,913
Granted	1,840	45.04
Vested	(646)	47.75	29,479
Forfeited	(227)	42.85
Assumed through acquisition	59	46.63
Non-vested share units at December 30, 2012	3,077	43.51	131,622
Granted	2,665	53.99
Vested	(950)	41.97	50,268
Forfeited	(338)	46.93
Non-vested share units at December 29, 2013	4,454	49.87	221,457

At December 29, 2013, the total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was approximately $144.5 million, and this amount is expected to be recognized over a weighted average period of approximately 2.6 years.

Employee Stock Purchase Plan. At December 29, 2013, the total unrecognized compensation cost related to ESPP was approximately $0.9 million, and this amount is expected to be recognized over a period of one month.

F – 37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense (in thousands):

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Share-based compensation expense by caption:
Cost of revenue	$9,820	$7,459	$4,674
Research and development	51,521	41,009	34,202
Sales and marketing	19,193	14,585	10,593
General and administrative	19,222	15,390	13,641
Total share-based compensation expense	99,756	78,443	63,110
Total tax benefit recognized	(28,183)	(20,122)	(17,008)
Decrease in net income	$71,573	$58,321	$46,102

Share-based compensation expense by type of award:
Stock options and SARs	$32,803	$35,428	$33,684
RSUs	59,962	35,260	22,355
ESPP	6,991	7,755	7,071
Total share-based compensation expense	99,756	78,443	63,110
Total tax benefit recognized	(28,183)	(20,122)	(17,008)
Decrease in net income	$71,573	$58,321	$46,102

Share-based compensation expense of $2.7 million and $1.8 million related to manufacturing personnel was capitalized into inventory as of the end of fiscal years 2013 and 2012, respectively.

The total grant date fair value of options and RSUs vested during the three fiscal years ended December 29, 2013 was as follows (in thousands):

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Fair value of options vested	$36,703	$37,674	$33,868
Fair value of RSUs vested	39,885	24,327	11,747
Total fair value of options and RSUs vested	$76,588	$62,001	$45,615

F – 38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Provision for Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Current:
Federal	$359,012	$74,258	$447,126
State	9,972	(824)	12,708
Foreign	103,981	101,710	104,760
	472,965	175,144	564,594
Deferred:
Federal	27,328	45,383	(60,934)
State	2,645	1,634	(49)
Foreign	(29,446)	(12,649)	(13,847)
	527	34,368	(74,830)
Provision for income taxes	$473,492	$209,512	$489,764

Income before provision for income taxes consisted of the following (in thousands):

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
United States	$1,436,470	$518,509	$1,242,529
International	79,679	108,407	234,225
Total	$1,516,149	$626,916	$1,476,754

The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rates to income before taxes as follows:

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.6	(0.3)	0.5
Non-deductible share-based compensation expense	0.5	1.3	0.4
Valuation allowance	(0.1)	0.2	0.4
Tax-exempt interest income	(0.7)	(1.9)	(0.9)
Foreign earnings at other than U.S. rates	(2.9)	(1.2)	(1.8)
Other	(1.2)	0.3	(0.4)
Effective income tax rates	31.2%	33.4%	33.2%

The Company’s earnings and taxes resulting from foreign operations are largely attributable to its Irish, Chinese, Israeli and Japanese entities.

F – 39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes. Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	December 29, 2013	December 30, 2012
Deferred tax assets:
Deferred income on shipments to distributors and retailers and deferred revenue recognized for tax purposes	$68,117	$46,679
Accruals and reserves not currently deductible	63,236	51,636
Depreciation and amortization not currently deductible	81,245	54,474
Deductible share-based compensation	28,684	61,014
Unrealized loss on investments	13,620	9,879
Unrealized foreign exchange loss	8,061	45,122
Net operating loss carryforwards	36,422	40,092
Tax credit carryforwards	37,905	25,187
Other	24,667	22,218
Gross deferred tax assets	361,957	356,301
Valuation allowance	(52,105)	(37,259)
Deferred tax assets, net of valuation allowance	309,852	319,042

Deferred tax liabilities:
Acquired intangible assets	(2,701)	(3,820)
Unrealized gain on investments	(5,939)	(9,324)
Unrealized foreign exchange gain	(3,127)	(43,327)
U.S. taxes provided on unremitted earnings of foreign subsidiaries	(28,844)	(28,844)
Total deferred tax liabilities	(40,611)	(85,315)
Net deferred tax assets	$269,241	$233,727

The Company assesses its valuation allowance recorded against deferred tax assets on a regular and periodic basis. The assessment of valuation allowance against deferred tax assets requires estimations and significant judgment. The Company continues to assess and adjust its valuation allowance based on operating results and market conditions. During fiscal years 2013, 2012 and 2011, based on weighing both the positive and negative evidence available, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets, the Company determined that it is able to realize most of its deferred tax assets with the exception of certain loss and credit carryforwards.

The Company has federal and state net operating loss carryforwards of $86.4 million and $136.2 million, respectively. The net operating losses will begin to expire in fiscal year 2014 if not utilized. The Company also has California research credit carryforwards of $54.9 million. California research credits can be carried forward to future years indefinitely. Some of these carryforwards are subject to annual limitations, including under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended, for U.S. tax purposes and similar state provisions.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. No provision has been made for U.S. income taxes or foreign withholding taxes on $752.2 million of cumulative unremitted earnings of certain foreign subsidiaries as of December 29, 2013, since the Company intends to indefinitely reinvest these earnings outside the U.S. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the Company’s U.S. entity, the Company would be subject to additional U.S. income taxes and foreign withholding taxes would be reduced by available foreign tax credits.

The tax benefit from share-based plans was applied to capital in excess of par value in the amount of $0.6 million, $11.7 million and $20.5 million in fiscal years 2013, 2012 and 2011, respectively.

F – 40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2012	$185,826
Additions:
Tax positions related to current year	8,164
Tax positions related to prior years	942
Reductions:
Tax positions related to prior years	(7,186)
Expiration of statute of limitations	(2,003)
Foreign currency translation adjustment	(6,221)
Balance at December 30, 2012	179,522
Additions:
Tax positions related to current year	8,255
Tax positions related to prior years	15,938
Reductions:
Tax positions related to prior years	(1,737)
Expiration of statute of limitations	(7,419)
Foreign currency translation adjustment	(9,309)
Balance at December 29, 2013	$185,250

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, is $92.1 million at December 29, 2013. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits at December 29, 2013 and December 30, 2012 was $32.7 million and $32.2 million, respectively. Interest and penalties, net, included in the Company’s tax expense was $2.2 million, $2.9 million and $3.2 million for fiscal years 2013, 2012 and 2011, respectively.

It is reasonably possible that the unrecognized tax benefits could decrease by approximately $10.2 million within the next 12 months as a result of the expiration of statutes of limitation. The Company is currently under audit by several tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing at December 29, 2013.

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In February 2012, the Internal Revenue Service (“IRS”) completed its field audit of the Company’s federal income tax returns for the years 2005 through 2008 and issued the Revenue Agent’s Report. The most significant proposed adjustments are comprised of related party transactions between the Company’s U.S. parent entity and its foreign subsidiaries. The Company is contesting these adjustments through the IRS Appeals Office and cannot predict when a resolution will be reached.

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

F – 41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Numerator for basic net income per share:
Net income	$1,042,657	$417,404	$986,990
Denominator for basic net income per share:
Weighted average common shares outstanding	234,886	242,076	239,484
Basic net income per share	$4.44	$1.72	$4.12

Numerator for diluted net income per share:
Net income	$1,042,657	$417,404	$986,990
Denominator for diluted net income per share:
Weighted average common shares outstanding	234,886	242,076	239,484
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and ESPP (assuming proceeds would be used to purchase common stock), and RSUs	3,263	3,177	5,069
1.5% Notes due 2017	2,087	—	—
Shares used in computing diluted net income per share	240,236	245,253	244,553
Diluted net income per share	$4.34	$1.70	$4.04

Anti-dilutive shares excluded from net income per share calculation	53,485	70,309	68,079

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt. Diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, ESPP and the 1.5% Notes due 2017. Certain common stock issuable under stock options, SARs, RSUs, warrants and the 0.5% Notes due 2020 has been omitted from the current year diluted net income per share calculation because the inclusion is considered anti-dilutive. Certain common stock issuable under stock options, SARs, RSUs, warrants, the 1% Notes due 2013 and the 1.5% Notes due 2017 has been omitted from the prior year diluted net income per share calculation because the inclusion is considered anti-dilutive.

F – 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Commitments, Contingencies and Guarantees

Flash Ventures

Flash Ventures, the Company’s business ventures with Toshiba, consists of three separate legal entities: Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. The Company has a 49.9% ownership interest in each of these entities and Toshiba owns 50.1% of each of these entities. Through these ventures, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products which are manufactured by Toshiba at its wafer fabrication facility located in Yokkaichi, Japan, using semiconductor manufacturing equipment owned or leased by Flash Ventures. The Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its 49.9% ownership position in each Flash Ventures entity under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Ventures’ NAND wafer supply, which generally equals 50% of Flash Ventures’ output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% of Flash Ventures’ costs to the extent that Flash Ventures’ revenue from wafer sales to the Company and Toshiba are insufficient to cover these costs.

Flash Partners. Flash Partners Ltd. (“Flash Partners”) was formed in fiscal year 2004. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan. As of December 29, 2013, the Company had notes receivable from Flash Partners of $100.1 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners with the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” At December 29, 2013 and December 30, 2012, the Company had an equity investment in Flash Partners of $190.7 million and $232.5 million, respectively, denominated in Japanese yen, offset by $17.3 million and $59.3 million, respectively, of cumulative translation adjustments recorded in AOCI. In the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012, the Company recorded a basis adjustment of $1.2 million, $3.0 million and $5.3 million, respectively, to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners. Flash Partners’ share of the Fab 3 fabrication facility is fully equipped.

Flash Alliance. Flash Alliance Ltd. (“Flash Alliance”) was formed in fiscal year 2006. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan. As of December 29, 2013, the Company had notes receivable from Flash Alliance of $324.0 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance with the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” At December 29, 2013 and December 30, 2012, the Company had an equity investment in Flash Alliance of $284.0 million and $342.0 million, respectively, denominated in Japanese yen, offset by ($8.7) million and $53.7 million, respectively, of cumulative translation adjustments recorded in AOCI. In the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012, the Company recorded a basis adjustment of $6.5 million, $15.2 million and $24.5 million, respectively, to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance. Flash Alliance’s share of the Fab 4 fabrication facility is fully equipped.

Flash Forward. Flash Forward Ltd. (“Flash Forward”) was formed in fiscal year 2010. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan. Fab 5 is to be built in two phases. As of December 29, 2013, over half of the Phase 1 building has been equipped with wafer capacity or equipment required to enable technology transition of the Flash Ventures’ wafer capacity. The Company regularly seeks to enhance wafer output through productivity improvements. In addition to what it may obtain through these improvements, the Company is currently evaluating the timing of a limited increase in wafer capacity in Flash Forward in fiscal year 2014. The Company and Toshiba each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps. Construction of the Phase 2 shell of the Fab 5 wafer fabrication facility is underway with expected completion in mid-2014. The Phase 2 shell is currently intended to be used primarily for technology transition of the existing Flash Ventures wafer capacity to 1Y‑nanometer and 1Z‑nanometer technology nodes and for a 3‑dimensional NAND (“3D NAND”) pilot line.

F – 43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 29, 2013, the Company had notes receivable from Flash Forward of $169.1 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward with the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” At December 29, 2013 and December 30, 2012, the Company had an equity investment in Flash Forward of $66.7 million and $65.7 million, respectively, denominated in Japanese yen, offset by ($16.2) million and ($3.7) million, respectively, of cumulative translation adjustments recorded in AOCI.

Inventory Purchase Commitments with Flash Ventures. Purchase orders placed under Flash Ventures for up to three months are binding and cannot be canceled. These outstanding purchase commitments are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table.

Other Arrangements and Activities

Research and Development Activities. The Company participates in common R&D activities with Toshiba and is contractually committed to a minimum funding level.

Toshiba Foundry.  In the first quarter of fiscal year 2013, the Company concluded its foundry arrangement with Toshiba.

Other Silicon Sources. The Company’s contracts with its other sources of silicon wafers generally require the Company to provide monthly purchase order commitments. The purchase orders placed under these arrangements are generally binding and cannot be canceled. These outstanding purchase commitments for other sources of silicon wafers are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table.

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

Off-Balance Sheet Liabilities

Flash Ventures. The Flash Ventures sell and lease back from a consortium of financial institutions (“lessors”) a portion of their tools and have entered into equipment master lease agreements totaling 162.6 billion Japanese yen, or approximately $1.55 billion based upon the exchange rate at December 29, 2013. As of December 29, 2013, the total amount outstanding from these master leases was 103.2 billion Japanese yen, or approximately $983 million based upon the exchange rate at December 29, 2013, of which the amount of the Company’s guarantee obligation of the Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 51.6 billion Japanese yen, or approximately $492 million based upon the exchange rate at December 29, 2013.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of December 29, 2013, Flash Ventures was in compliance with all of its master lease covenants, including the shareholder equity covenant with our stockholders’ equity at $6.97 billion as of December 29, 2013. If the Company’s stockholders’ equity falls below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantees under such Flash Ventures master lease agreements.

F – 44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both original and refinanced leases) in both Japanese yen (in billions) and U.S. dollar (in thousands) equivalent based upon the exchange rate at December 29, 2013.

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Japanese yen)	(U.S. dollar)
Flash Partners
April 2010	Refinanced	¥1.0	$9,675	2014
January 2011	Refinanced	1.7	15,768	2014
November 2011	Refinanced	4.5	42,640	2014
March 2012	Refinanced	3.2	30,917	2015
		10.4	99,000
Flash Alliance
March 2012	Original	7.1	67,633	2017
July 2012	Refinanced	13.4	127,945	2017
		20.5	195,578
Flash Forward
November 2011	Original	11.1	105,320	2016
March 2012	Original	7.0	66,470	2017
July 2012	Original	2.6	25,189	2017
		20.7	196,979
Total guarantee obligations		¥51.6	$491,557

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of December 29, 2013 in U.S. dollars based upon the yen/dollar exchange rate at December 29, 2013 (in thousands).

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$148,038	$42,233	$190,271
Year 2	103,858	17,319	121,177
Year 3	71,348	11,748	83,096
Year 4	28,696	66,716	95,412
Year 5	1,601	—	1,601
Total guarantee obligations	$353,541	$138,016	$491,557

F – 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged intellectual property infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of December 29, 2013, no amounts had been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers and employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 29, 2013 or December 30, 2012, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Ventures infringe third-party patents. The Company has not made any indemnification payments under any such agreements. As of December 29, 2013, no amounts have been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

F – 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at December 29, 2013, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of December 29, 2013 are as follows (in thousands):

	Total		1 Year (Fiscal 2014)	2 – 3 Years (Fiscal 2015 and 2016)	4 – 5 Years (Fiscal 2017 and 2018)	More than 5 Years (Beyond Fiscal 2018)
Facility and other operating leases	$17,230	(5)	$7,177	$8,067	$1,909	$77
Flash Partners (1)	378,021	(5)(6)	147,448	160,581	66,670	3,322
Flash Alliance (1)	1,616,360	(5)(6)	683,292	583,158	313,211	36,699
Flash Forward (1)	894,567	(5)(6)	391,188	321,920	157,504	23,955
Toshiba research and development	54,042	(5)	39,042	15,000	—	—
Capital equipment purchase commitments	29,980		21,790	8,187	3	—
1.5% Convertible senior notes principal and interest (2)	1,060,000		15,000	30,000	1,015,000	—
0.5% Convertible senior notes principal and interest (3)	1,552,250		7,250	15,000	15,000	1,515,000
Operating expense commitments	32,659		30,340	2,319	—	—
Noncancelable production purchase commitments (4)	233,976	(5)	233,976	—	—	—
Total contractual cash obligations	$5,869,085		$1,576,503	$1,144,232	$1,569,297	$1,579,053

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

(3)
In October 2013, the Company issued and sold $1.5 billion in aggregate principal amount of 0.5% Notes due 2020. The Company will pay cash interest on the outstanding notes at an annual rate of 0.5%, payable semi-annually on April 15 and October 15 of each year until October 15, 2020.

(4)	Includes Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(5)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at December 29, 2013.

(6)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

The Company has excluded $205.3 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at December 29, 2013. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

F – 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are as follows (in thousands):

December 29, 2013
Guarantee of Flash Ventures equipment leases (1)	$491,557

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 51.6 billion Japanese yen, or approximately $492 million based upon the exchange rate at December 29, 2013.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2014 through fiscal year 2019. Future minimum lease payments are presented below (in thousands):

Future minimum lease payments
Fiscal year:
2014	$7,717
2015	6,083
2016	2,695
2017	1,370
2018	539
2019	77
18,481
Sublease income to be received in the future under noncancelable subleases	(1,251)
Net operating leases	$17,230

Net rent expense was as follows (in thousands):

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Rent expense, net	$6,473	$6,366	$7,926

F – 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Related Parties and Strategic Investments

Flash Ventures with Toshiba. The Company owns 49.9% of each entity within Flash Ventures and accounts for its ownership position under the equity method of accounting. The Company’s obligations with respect to the Flash Ventures master lease agreements, take-or-pay supply arrangements and R&D cost sharing are described in Note 12, “Commitments, Contingencies and Guarantees.” The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments. Flash Ventures are variable interest entities (“VIEs”). The Company evaluated whether it is the primary beneficiary of any of the entities within Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities. In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities. The Company concluded based upon its 49.9% ownership in Flash Ventures, the voting structure of Flash Ventures and the manner in which the day-to-day operations of Flash Ventures are conducted that the Company lacked the power to direct most of the activities that most significantly impact Flash Ventures’ economic performance.

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures totaling $1.87 billion, $2.71 billion and $2.95 billion during fiscal years 2013, 2012 and 2011, respectively. The Company received loan repayments from Flash Ventures of $124.8 million, $511.3 million and $416.3 million during fiscal years 2013, 2012 and 2011, respectively. At December 29, 2013 and December 30, 2012, the Company had accounts payable balances due to Flash Ventures of $146.0 million and $214.5 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures is presented below (in millions). The Flash Venture investments are denominated in Japanese yen and the maximum possible loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

	December 29, 2013	December 30, 2012
Notes receivable	$593	$820
Equity investments	541	640
Operating lease guarantees	492	926
Prepayments	5	26
Maximum loss exposure	$1,631	$2,412

At December 29, 2013 and December 30, 2012, the Company’s retained earnings included approximately $8.1 million and ($0.6) million, respectively, of undistributed earnings (deficit) of Flash Ventures.

The following summarizes the aggregated financial information for Flash Ventures, which includes both the Company and Toshiba’s portions (in millions).

	December 29, 2013	December 30, 2012
	(Unaudited)
Current assets	$631	$683
Property, plant, equipment and other assets	2,802	2,902
Total assets	$3,433	$3,585
Current liabilities	$1,144	$653
Long-term liabilities	1,186	1,640

F – 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the aggregated financial information for Flash Ventures, which includes both the Company and Toshiba’s portions, for fiscal years 2013, 2012 and 2011, respectively (in millions). Flash Ventures’ year-ends are March 31, with quarters ending on March 31, June 30, September 30 and December 31.

	Fiscal years ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(Unaudited)
Net sales(1)	$3,589	$4,787	$4,577
Gross profit (loss)	31	8	(2)
Net income (loss)	28	(15)	5

(1)	Net sales represent sales to both the Company and Toshiba.

Solid State Storage Solutions, Inc. Solid State Storage Solutions, Inc. (“S4”) is a venture with third parties to license intellectual property. S4 qualifies as a variable interest entity. The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Consolidated Financial Statements for all periods presented. The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities. S4’s assets and liabilities were not material to the Company’s Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012.

F – 50

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

F – 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Business Acquisition

SMART Storage Systems. On August 22, 2013, the Company completed its acquisition of SMART Storage, a developer of enterprise SSDs. The Company expects this acquisition to enhance its enterprise storage product portfolio. The Company acquired 100% of the outstanding shares of SMART Storage through an all-cash transaction. The total purchase price was comprised of the following (in thousands):

Purchase Price
Cash consideration	$304,982
Estimated fair value of replacement stock options related to pre-combination service	136
Total purchase price	$305,118

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

An existing $25.5 million liability that SMART Storage owed SMART Holdings, (the “Seller”), was not settled prior to the closing of the acquisition of SMART Storage in accordance with the purchase agreement and remained outstanding as of December 29, 2013. The Seller is contractually obligated to refund $25.5 million of the purchase price for this unsettled liability. The purchase price refund receivable and unsettled liability are recorded gross in Other current assets and Other current liabilities of the acquired tangible assets and liabilities of SMART Storage, respectively, as the Company does not have the legal right to offset. The Company expects these amounts to be settled in the first quarter of fiscal year 2014.

F – 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocation. The total purchase price was allocated to SMART Storage’s net tangible and intangible assets based upon their estimated fair values as of August 22, 2013. The excess purchase price over the value of the net tangible liabilities and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management. These estimates include those related to the forecast used to value the intangible assets assumed, including the allocation of developed technology and IPR&D, and the fair value of inventory and obligations related to excess committed purchases. The purchase price allocation is preliminary and the measurement period is open pending final adjustments to the opening net assets acquired.

The following table presents the allocation of the SMART Storage purchase price (in thousands):

Purchase Price Allocation
Net tangible assets	$20,843
Intangible assets:
Developed technology	146,100
Trademarks	8,500
Customer relationships	7,600
In-process research and development	6,300
Total intangible assets	168,500
Goodwill	115,775
Total purchase price	$305,118

The total weighted-average amortization period for finite-lived intangible assets is 3.9 years. The intangible assets are amortized on a straight-line basis over the period during which the economic benefits of the intangible assets are expected to be utilized. The goodwill resulted from expected synergies from the transaction, including the Company’s supply of NAND flash and complementary products, which will enhance the Company’s overall product portfolio. Goodwill is not deductible for tax purposes. The Company did not record a deferred tax liability due to certain tax incentives awarded by the Malaysian government.

Acquisition-related costs of $3.1 million during the fiscal year ended December 29, 2013 were related to legal, regulatory and accounting fees, and were expensed to General and administrative expense in the Consolidated Statement of Operations. SMART Storage’s prior period financial results are not considered material to the Company.

F – 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Litigation

From time-to-time, the Company is involved in various litigation matters, including those described below, among others. The litigation proceedings in which the Company is involved from time to time, may include matters such as intellectual property, antitrust, commercial, labor, class action, and insurance disputes. The semiconductor industry is characterized by significant litigation seeking to enforce patent and other intellectual property rights. The Company has enforced and likely will continue to enforce its own intellectual property rights through litigation and related proceedings.

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

Patent Infringement Litigation With Round Rock Research LLC. On October 27, 2011, in response to infringement allegations by Round Rock Research LLC (“Round Rock”), the Company filed a lawsuit against Round Rock in the U.S. District Court for the Northern District of California. The lawsuit seeks a declaratory judgment that twelve Round Rock patents are invalid and/or not infringed by flash memory products sold by the Company. Round Rock has since withdrawn its allegations of infringement as to three of the patents. SanDisk has filed motions for summary judgment of invalidity directed at two additional Round Rock patents, and Round Rock has filed a motion for summary judgment as to certain affirmative defenses asserted by SanDisk to the counterclaims in this action. These motions are currently pending. Fact discovery has closed in the case. Expert discovery is underway and initial expert reports have been exchanged. Trial is currently scheduled to begin on August 11, 2014.

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

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss which resulted in Dr. Harari being dismissed as a defendant. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) for the portion of the District Court’s Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On November 20, 2012, the Federal Circuit affirmed the District Court’s order denying SanDisk’s motion to dismiss. On December 2, 2012, the Federal Circuit issued its mandate returning the case to the District Court. Discovery is now open in the District Court. On February 20, 2013, Ritz filed a motion requesting that Albert Giuliano, the Chapter 7 Trustee of the Ritz bankruptcy estate, be substituted as the plaintiff in this case, which the District Court granted on July 5, 2013. On October 1, 2013, the District Court granted the Trustee’s motion for leave to file a third amended complaint, which adds CPM Electronics Inc. and E.S.E. Electronics, Inc. as named plaintiffs. On December 17, 2013, Ritz sought leave to file a fourth amended complaint, which would add a cause of action for attempted monopolization and add another named plaintiff.

Samsung Federal Antitrust Action Against Panasonic and SD‑3C. On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action in the U.S. District Court for the Northern District of California (the “District Court”) alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and SD‑3C, LLC (“SD‑3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws relating to the licensing practices and operations of SD‑3C. The complaint seeks an injunction against collection of Secure Digital (“SD”) card royalties, treble damages, restitution, pre- and post-judgment interest, costs, and attorneys’ fees, as well as a declaration that Panasonic and SD‑3C engaged in patent misuse and that the

F – 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

patents subject to such alleged misuse should be held unenforceable. The Company is not named as a defendant in this case, but it established SD‑3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning the Company. As a member of SD‑3C, the Company may be responsible for a portion of any monetary award. Other requested relief, including an injunction or declaration of patent misuse, could result in a loss of revenue to the Company. Defendants filed a motion to dismiss on September 24, 2010, and Samsung filed a First Amended Complaint (“FAC”) on October 14, 2010. On August 25, 2011, the District Court dismissed the patent misuse claim with prejudice, but gave Samsung leave to amend its other claims. On January 3, 2012, the District Court granted defendants’ motion to dismiss Samsung’s complaint without leave to amend. Samsung has appealed, dated January 25, 2012. The briefing on appeal is complete, and oral argument took place on December 5, 2013.

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California (the “District Court”) on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, Panasonic, Toshiba, and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antirust and unfair competition laws, and common law. The complaint seeks an injunction of the challenged conduct, dissolution of “the cooperation agreements, joint ventures and/or cross-licenses alleged herein,” treble damages, restitution, disgorgement, pre- and post-judgment interest, costs, and attorneys’ fees. Plaintiffs allege that the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On May 21, 2012, the District Court granted Defendants’ motion to dismiss the complaint with prejudice. Plaintiffs have appealed. Briefing on the appeal was completed on June 21, 2013. Oral argument took place on December 5, 2013.

F – 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Supplementary Financial Data (Unaudited)

	Fiscal quarters ended
	March 31, 2013	June 30, 2013	September 29, 2013	December 29, 2013
	(In thousands, except per share data)
2013
Revenue	$1,340,729	$1,476,263	$1,625,153	$1,727,858
Gross profit	531,516	676,819	801,993	857,155
Operating income	253,791	392,558	408,448	507,413
Net income	$166,229	$261,789	$276,859	$337,780
Net income per share
Basic	$0.69	$1.08	$1.20	$1.50
Diluted	$0.68	$1.06	$1.18	$1.45

	Fiscal quarters ended
	April 1, 2012	July 1, 2012	September 30, 2012	December 30, 2012
	(In thousands, except per share data)
2012
Revenue	$1,205,561	$1,032,255	$1,273,190	$1,541,503
Gross profit	416,510	280,777	382,921	603,012
Operating income	191,864	36,183	132,073	335,975
Net income	$114,385	$12,969	$76,507	$213,543
Net income per share
Basic	$0.47	$0.05	$0.32	$0.88
Diluted	$0.46	$0.05	$0.31	$0.87

F – 56

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated:	February 21, 2014	By:	/s/ Judy Bruner
Judy Bruner
Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ Donald Robertson
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

	Signature	Title	Date

By:	/s/ Sanjay Mehrotra	President and Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2014
Sanjay Mehrotra

By:	/s/ Judy Bruner	Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)	February 21, 2014
Judy Bruner

By:	/s/ Donald Robertson	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 21, 2014
Donald Robertson

By:	/s/ Michael E. Marks	Chairman of the Board	February 19, 2014
Michael E. Marks

By:	/s/ Irwin Federman	Director	February 12, 2014
Irwin Federman

By:	/s/ Steven J. Gomo	Director	February 20, 2014
Steven J. Gomo

By:	/s/ Eddy W. Hartenstein	Director	February 11, 2014
Eddy W. Hartenstein

By:	/s/ Dr. Chenming Hu	Director	February 21, 2014
Dr. Chenming Hu

By:	/s/ Catherine P. Lego	Director	February 18, 2014
Catherine P. Lego

By:	/s/ D. Scott Mercer	Director	February 15, 2014
D. Scott Mercer

S - 2

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-96298	3.2	8/29/1995
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.	10-Q	000-26734	3.1	8/16/2000
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.	S-3	333-85686	4.3	4/5/2002
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.	8-K	000-26734	3.1	6/1/2006
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.	8-K	000-26734	3.1	5/28/2009
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.	8-K/A	000-26734	3.5	5/16/1997
3.7	Certificate of Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.	8-A	000-26734	3.2	9/25/2003
3.8	Amended and Restated Bylaws of the Registrant dated September 11, 2013.	8-K	000-26734	3.1	9/17/2013
4.1	Rights Agreement, dated as of September 15, 2003, by and between the Registrant and Computershare Trust Company, Inc.	8-A	000-26734	4.2	9/25/2003
4.2	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006. by and between the Registrant and Computershare Trust Company, Inc.	8-A/A	000-26734	4.2	11/8/2006
4.3	Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017, dated as of August 25, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	8/25/2010
4.4	Indenture (including form of Notes) with respect to the Registrant’s 0.5% Convertible Senior Notes due 2020, dated as of October 29, 2013, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	10/29/2013
10.1	License Agreement, dated September 6, 1988, between the Registrant and Dr. Eli Harari.	S-1	33-96298	3.2	8/29/1995
10.2	The Registrant’s 1995 Stock Option Plan, amended and restated on January 2, 2002.†	S-8	333-8532	99.1	4/1/2002
10.3	The Registrant’s 1995 Non-Employee Directors Stock Option Plan, amended and restated on January 2, 2002.†	S-8	333-8532	99.4	4/1/2002
10.4	The Registrant’s Amended and Restated 2005 Incentive Plan.†	Def 14A	000-26734	Annex A	4/25/2011
10.5	The Registrant’s Amended and Restated 2005 Employee Stock Purchase Plan and Amended and Restated 2005 International Employee Stock Purchase Plan.†	Def 14A	000-26734	Annex B	4/25/2011
10.6	2005 Incentive Plan - Form of Notice of Grant of Stock Option.†	8-K	000-26734	10.2	6/3/2005
10.7	2005 Incentive Plan - Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant).†	8-K	000-26734	10.3	6/3/2005
10.8	2005 Incentive Plan - Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant).†	8-K	000-26734	10.4	6/3/2005
10.9	2005 Incentive Plan - Form of Stock Option Agreement.†	8-K	000-26734	10.5	6/3/2005
10.10	2005 Incentive Plan - Form of Automatic Stock Option Agreement.†	8-K	000-26734	10.6	6/3/2005

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.11	2005 Incentive Plan - Form of Restricted Stock Unit Issuance Agreement.†	10-Q	000-26734	10.1	5/8/2008
10.12	2005 Incentive Plan - Form of Restricted Stock Unit Issuance Agreement (Director Grant).†	8-K	000-26734	10.8	6/3/2005
10.13	2005 Incentive Plan - Form of Restricted Stock Award Agreement.†	8-K	000-26734	10.9	6/3/2005
10.14	2005 Incentive Plan - Form of Restricted Stock Award Agreement (Director Grant).†	8-K	000-26734	10.10	6/3/2005
10.15	2005 Incentive Plan - Form of Performance Stock Unit Issuance Agreement.†	10-K	000-26734	10.40	2/25/2009
10.16	2005 Incentive Plan - Form of Option Agreement Amendment.†	8-K	000-26734	10.2	11/12/2008
10.17	The Registrant’s 2013 Incentive Plan.†	Def 14A	000-26734	Annex A	4/26/2013
10.18	2013 Incentive Plan - Form of Notice of Grant of Stock Option.†	10-Q	000-26734	10.2	7/30/2013
10.19	2013 Incentive Plan - Form of Global Stock Option Agreement.†	10-Q	000-26734	10.3	7/30/2013
10.20	2013 Incentive Plan - Form of Global Restricted Stock Unit Issuance Agreement.†	10-Q	000-26734	10.4	7/30/2013
10.21	2013 Incentive Plan - Form of Notice of Grant of Stock Option (Director Grants).†	10-Q	000-26734	10.5	7/30/2013
10.22	2013 Incentive Plan - Form of Stock Option Agreement (Director Grants).†	10-Q	000-26734	10.6	7/30/2013
10.23	2013 Incentive Plan - Form of Restricted Stock Unit Issuance Agreement (Director Grants).†	10-Q	000-26734	10.7	7/30/2013
10.24	Flash Partners Master Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.1	11/5/2004
10.25	Operating Agreement of Flash Partners Ltd., dated as of September 10, 2004, by and between SanDisk International Limited and Toshiba Corporation.±	10-Q	000-26734	10.2	11/5/2004
10.26	Mutual Contribution and Environmental Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.5	11/5/2004
10.27	Patent Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.6	11/5/2004
10.28	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among the Registrant, Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.1	11/8/2006
10.29	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.2	11/8/2006
10.30	Flash Alliance Mutual Contribution and Environmental Indemnification Agreement, dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.5	11/8/2006
10.31	Patent Indemnification Agreement, dated as of July 7, 2006, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.6	11/8/2006
10.32	Master Lease Agreement, dated as of December 24, 2004, by and among Mitsui Leasing & Development, Ltd., IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Flash Partners, Ltd.±	10-K	000-26734	10.36	3/18/2005
10.33	Master Lease Agreement, dated as of September 22, 2006, by and among Flash Partners Limited Company, SMBC Leasing Company, Limited, Toshiba Finance Corporation, Sumisho Lease Co., Ltd., Fuyo General Lease Co., Ltd., Tokyo Leasing Co., Ltd., STB Leasing Co., Ltd. and IBJ Leasing Co., Ltd.±	10-Q	000-26734	10.9	11/8/2006

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.34	Flash Forward Master Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q/A	000-26734	10.1	9/9/2011
10.35	Transition Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q	000-26734	10.2	11/12/2010
10.36	Flash Forward Mutual Contribution and Environmental Indemnification Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q	000-26734	10.3	11/12/2010
10.37	Patent Indemnification Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q	000-26734	10.4	11/12/2010
10.38	Operating Agreement of Flash Forward, Ltd. by and between Toshiba Corporation and SanDisk Flash B.V.±	10-Q	000-26734	10.5	11/12/2010
10.39	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.	S-1	33-96298	3.2	8/29/1995
10.40	Form of Change of Control Executive Benefits Agreement entered into by and between the Registrant and its Named Executive Officers other than the Registrant’s CEO.†	8-K	000-26734	10.1	10/7/2010
10.41	Sanjay Mehrotra Offer Letter effective as of January 1, 2011.†	10-Q	000-26734	10.9	11/12/2010
10.42	Change of Control Executive Benefits Agreement, effective as of January 1, 2011, by and between the Registrant and Sanjay Mehrotra.†	10-Q	000-26734	10.10	11/12/2010
10.43	Executive Severance Agreement, effective as of January 1, 2011, by and between the Registrant and Sanjay Mehrotra.†	10-Q	000-26734	10.11	11/12/2010
10.44	Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited, and Flash Alliance Limited.±	10-Q	000-26734	10.1	5/7/2009
10.45	Pliant Technology, Inc. 2007 Stock Plan.†	S-8	333-174633	4.1	6/1/2011
10.46	Form of the Registrant’s Clawback Policy Acknowledgement.†	8-K	000-26734	10.1	9/9/2011
10.47	Separation Agreement, dated as of November 17, 2011, by and between the Registrant and Yoram Cedar.†	10-K	000-26734	10.57	2/23/2012
10.48	FlashSoft Corporation Amended and Restated 2011 Equity Plan. †	S-8	333-179644	4.3	2/23/2012
10.49	SMART Storage Systems (Global Holdings), Inc. 2011 Share Incentive Plan†	S-8	333-191804	4.3	10/18/2013
10.50	Consultant Services Agreement, dated October 10, 2013, between the Registrant and Dr. Chenming Hu					●
12.1	Computation of ratio of earnings to fixed charges.					●
21.1	Subsidiaries of the Registrant.					●
23.1	Consent of Independent Registered Public Accounting Firm.					●
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					●
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					●
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					●
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					●

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
101.INS	XBRL Instance Document.**					●
101.SCH	XBRL Taxonomy Extension Schema Document.**					●
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**					●
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**					●
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**					●
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**					●

†	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith.

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