Form 10-Q
period 2014-03-30
SANDISK CORP
filed 2014-05-01
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

Number of shares outstanding of the issuer’s common stock, $0.001 par value, as of March 30, 2014: 226,688,648.

SANDISK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 30, 2014	December 29, 2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,116,938	$986,246
Short-term marketable securities	1,692,801	1,919,611
Accounts receivable, net	596,669	682,809
Inventory	799,883	756,975
Deferred taxes	124,200	138,192
Other current assets	177,532	166,885
Total current assets	4,508,023	4,650,718
Long-term marketable securities	3,508,081	3,179,471
Property and equipment, net	639,653	655,794
Notes receivable and investments in Flash Ventures	1,159,264	1,134,620
Deferred taxes	136,991	134,669
Goodwill	317,930	318,111
Intangible assets, net	221,099	247,904
Other non-current assets	95,330	167,430
Total assets	$10,586,371	$10,488,717

LIABILITIES, CONVERTIBLE SHORT-TERM DEBT CONVERSION OBLIGATION AND EQUITY
Current liabilities:
Accounts payable trade	$259,204	$282,582
Accounts payable to related parties	160,536	146,964
Convertible short-term debt	840,180	—
Other current accrued liabilities	349,126	509,732
Deferred income on shipments to distributors and retailers and deferred revenue	269,349	291,302
Total current liabilities	1,878,395	1,230,580
Convertible long-term debt	1,166,497	1,985,363
Non-current liabilities	311,334	307,083
Total liabilities	3,356,226	3,523,026

Commitments and contingencies (see Note 11)
Convertible short-term debt conversion obligation	159,820	—

Stockholders’ equity:
Preferred stock	—	—
Common stock	227	225
Capital in excess of par value	4,961,666	5,040,017
Retained earnings	2,150,583	2,004,089
Accumulated other comprehensive loss	(40,038)	(76,459)
Total stockholders’ equity	7,072,438	6,967,872
Non-controlling interests	(2,113)	(2,181)
Total equity	7,070,325	6,965,691
Total liabilities, convertible short-term debt conversion obligation and equity	$10,586,371	$10,488,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 30, 2014	March 31, 2013
	(In thousands, except per share amounts)
Revenue	$1,511,945	$1,340,729
Cost of revenue	741,039	799,383
Amortization of acquisition-related intangible assets	19,616	9,830
Total cost of revenue	760,655	809,213
Gross profit	751,290	531,516
Operating expenses:
Research and development	198,829	171,125
Sales and marketing	76,972	59,127
General and administrative	48,669	45,104
Amortization of acquisition-related intangible assets	1,646	2,369
Total operating expenses	326,116	277,725
Operating income	425,174	253,791
Interest income	13,244	12,905
Interest (expense) and other income (expense), net	(28,879)	(32,802)
Total other income (expense), net	(15,635)	(19,897)
Income before income taxes	409,539	233,894
Provision for income taxes	140,591	67,665
Net income	$268,948	$166,229

Net income per share:
Basic	$1.19	$0.69
Diluted	$1.14	$0.68
Shares used in computing net income per share:
Basic	225,845	242,519
Diluted	234,914	245,577

Cash dividends declared per share	$0.225	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended
	March 30, 2014	March 31, 2013
	(In thousands)
Net income	$268,948	$166,229

Other comprehensive income (loss), before tax:
Unrealized holding gain on marketable securities	1,625	6,227
Reclassification adjustment for realized (gain) loss on marketable securities included in net income	(570)	314
Net unrealized holding gain on marketable securities	1,055	6,541

Foreign currency translation adjustments	24,482	(116,179)

Unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	13,468	(30,630)
Reclassification adjustment for realized loss on derivatives qualifying as cash flow hedges included in net income	1,564	1,441
Net unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	15,032	(29,189)

Total other comprehensive income (loss), before tax	40,569	(138,827)
Income tax expense (benefit) related to items of other comprehensive income (loss)	4,148	(16,258)
Total other comprehensive income (loss), net of tax	36,421	(122,569)
Comprehensive income	$305,369	$43,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 30, 2014	March 31, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$268,948	$166,229
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	6,951	53,151
Depreciation	60,089	53,017
Amortization	72,598	65,151
Provision for doubtful accounts	(547)	(197)
Share-based compensation expense	30,030	21,734
Excess tax benefit from share-based plans	(17,460)	(8,450)
Impairment and other	—	(3,173)
Other non-operating	1,020	136
Changes in operating assets and liabilities:
Accounts receivable, net	86,689	186,726
Inventory	(42,117)	16,776
Other assets	54,547	(20,156)
Accounts payable trade	(36,546)	2,898
Accounts payable to related parties	13,572	(37,901)
Other liabilities	(115,695)	(22,290)
Total adjustments	113,131	307,422
Net cash provided by operating activities	382,079	473,651
Cash flows from investing activities:
Purchases of short and long-term marketable securities	(1,266,899)	(1,150,347)
Proceeds from sales of short and long-term marketable securities	1,015,605	513,354
Proceeds from maturities of short and long-term marketable securities	129,620	293,205
Acquisition of property and equipment, net	(34,517)	(48,352)
Notes receivable issuances to Flash Ventures	(24,352)	—
Notes receivable proceeds from Flash Ventures	24,352	53,586
Purchased technology and other assets	(869)	(237)
Acquisitions, net of cash acquired	2,368	(142)
Net cash used in investing activities	(154,692)	(338,933)
Cash flows from financing activities:
Distribution to non-controlling interests	—	(87)
Proceeds from employee stock programs	51,882	93,075
Excess tax benefit from share-based plans	17,460	8,450
Dividends paid	(51,560)	—
Share repurchases	(114,452)	(89,621)
Net cash provided by (used in) financing activities	(96,670)	11,817
Effect of changes in foreign currency exchange rates on cash	(25)	6,105
Net increase in cash and cash equivalents	130,692	152,640
Cash and cash equivalents at beginning of period	986,246	995,470
Cash and cash equivalents at end of period	$1,116,938	$1,148,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of March 30, 2014, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2014 and March 31, 2013, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2014 and March 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K filed with the SEC on February 21, 2014. The results of operations for the three months ended March 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31 and its fiscal quarters consist of 13 weeks. The first quarters of fiscal years 2014 and 2013 ended on March 30, 2014 and March 31, 2013, respectively. For accounting and disclosure purposes, the exchange rates of 102.69, 104.94 and 94.11 at March 30, 2014, December 29, 2013 and March 31, 2013, respectively, were used to convert Japanese yen to U.S. dollars. Throughout the Notes to Condensed Consolidated Financial Statements, unless otherwise indicated, references to Net income refer to Net income attributable to common stockholders. Cash provided by operating activities and Cash used in financing activities for the three months ended March 30, 2014 included a reclassification of $24.4 million from the amounts disclosed in the Company's Preliminary Condensed Consolidated Statements of Cash Flows included in the Form 8-K furnished on April 16, 2014 to reflect cash spent to settle employee tax withholding obligations due upon the vesting of restricted stock units (“RSUs”).

Organization and Nature of Operations. The Company was incorporated in the State of Delaware on June 1, 1988. The Company designs, develops, markets and manufactures data storage solutions in a variety of form factors using its flash memory, controller and firmware technologies. The Company operates in one segment, flash memory storage products.

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

Use of Estimates. The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, intellectual property claims, product returns, allowance for doubtful accounts, inventories and inventory reserves, valuation and impairments of marketable securities and investments, valuation and impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructurings, contingencies, share‑based compensation and litigation. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities was as follows (in thousands):

	March 30, 2014	December 29, 2013
Cash and cash equivalents	$1,116,938	$986,246
Short-term marketable securities	1,692,801	1,919,611
Long-term marketable securities	3,508,081	3,179,471
Total cash, cash equivalents and marketable securities	$6,317,820	$6,085,328

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

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments (in thousands):

	March 30, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$884,279	$—	$—	$884,279	$760,363	$—	$—	$760,363
Fixed income securities	142,886	5,107,959	—	5,250,845	160,194	4,985,059	—	5,145,253
Derivative assets	—	25	—	25	—	777	—	777
Total financial assets	$1,027,165	$5,107,984	$—	$6,135,149	$920,557	$4,985,836	$—	$5,906,393

Derivative liabilities	$—	$17,129	$—	$17,129	$—	$45,859	$—	$45,859
Total financial liabilities	$—	$17,129	$—	$17,129	$—	$45,859	$—	$45,859

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	March 30, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$884,279	$49,963	$—	$934,242	$773,435	$33,099	$—	$806,534
Short-term marketable securities	22,093	1,670,708	—	1,692,801	15,090	1,904,521	—	1,919,611
Long-term marketable securities	120,793	3,387,288	—	3,508,081	132,032	3,047,439	—	3,179,471
Other current assets	—	25	—	25	—	777	—	777
Total financial assets	$1,027,165	$5,107,984	$—	$6,135,149	$920,557	$4,985,836	$—	$5,906,393
Other current accrued liabilities	$—	$17,129	$—	$17,129	$—	$45,741	$—	$45,741
Non-current liabilities	—	—	—	—	—	118	—	118
Total financial liabilities	$—	$17,129	$—	$17,129	$—	$45,859	$—	$45,859

(1)
Cash equivalents exclude cash of $182.7 million and $179.7 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of March 30, 2014 and December 29, 2013, respectively.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended March 30, 2014, the Company had no transfers of financial assets or liabilities between Level 1 and Level 2. As of March 30, 2014 and December 29, 2013, the Company had no financial assets or liabilities categorized as Level 3 and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows (in thousands):

	March 30, 2014				December 29, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$143,141	$6	$(261)	$142,886	$160,598	$21	$(424)	$160,195
U.S. government-sponsored agency securities	—	—	—	—	8,112	10	(1)	8,121
International government securities	55,090	2	(200)	54,892	38,492	1	(224)	38,269
Corporate notes and bonds	948,512	1,660	(928)	949,244	864,331	1,504	(1,565)	864,270
Asset-backed securities	216,385	137	(239)	216,283	226,620	114	(170)	226,564
Mortgage-backed securities	83,951	107	(277)	83,781	86,542	18	(554)	86,006
Municipal notes and bonds	3,786,291	18,764	(1,296)	3,803,759	3,744,138	18,931	(1,241)	3,761,828
Total available-for-sale investments	$5,233,370	$20,676	$(3,201)	$5,250,845	$5,128,833	$20,599	$(4,179)	$5,145,253

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of March 30, 2014, are summarized in the following table (in thousands). Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$126,006	$(261)	$—	$—
International government securities	47,879	(200)	—	—
Corporate notes and bonds	414,858	(928)	—	—
Asset-backed securities	99,496	(239)	—	—
Mortgage-backed securities	46,368	(273)	294	(4)
Municipal notes and bonds	390,305	(1,296)	—	—
Total	$1,124,912	$(3,197)	$294	$(4)

The gross unrealized loss related to U.S. Treasury securities, international government securities, corporate and municipal notes and bonds, and asset-backed and mortgage-backed securities was due primarily to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at March 30, 2014 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities (in thousands).

	Three months ended
	March 30, 2014	March 31, 2013
Gross realized gains	$1,013	$718
Gross realized losses	(443)	(1,032)

Fixed income securities by contractual maturity as of March 30, 2014 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations or the Company has the option to demand payment.

	Amortized Cost	Fair Value
Due in one year or less	$1,286,856	$1,290,919
After one year through five years	3,655,004	3,668,402
After five years through ten years	79,657	79,670
After ten years	211,853	211,854
Total	$5,233,370	$5,250,845

For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and fair values, which are based on quoted market prices (in thousands). The 1.5% Convertible Senior Notes due 2017 were categorized as Level 1 and the 0.5% Convertible Senior Notes due 2020 were categorized as Level 2 as of both March 30, 2014 and December 29, 2013. See Note 6, “Financing Arrangements,” regarding details of each convertible note presented.

	March 30, 2014		December 29, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
1.5% Convertible Senior Notes due 2017	$840,180	$1,636,760	$829,792	$1,467,160
0.5% Convertible Senior Notes due 2020	1,166,497	1,648,335	1,155,571	1,480,290
Total	$2,006,677	$3,285,095	$1,985,363	$2,947,450

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3.	Derivatives and Hedging Activities

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

The Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Changes in fair value (i.e., gains or losses) of the derivatives are recorded as cost of revenue or other income (expense), or as other comprehensive income (“OCI”). Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of set-off associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The Company does not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets and separately discloses the gross fair value amounts of the derivative instruments as either assets or liabilities.

Cash Flow Hedges. The Company uses foreign exchange forward contracts designated as cash flow hedges to hedge a portion of future forecasted wafer purchases and research and development (“R&D”) expenses in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI (“AOCI”) and subsequently reclassified into cost of revenue or R&D expense in the same period or periods in which the cost of revenue or R&D expenses are recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized immediately as other income (expense). As of March 30, 2014, the notional amount and unrealized loss on the effective portion of the Company’s outstanding foreign exchange forward contracts to purchase Japanese yen that are designated as cash flow hedges are shown in both Japanese yen (in billions) and U.S. dollar (in thousands), based upon the exchange rate as of March 30, 2014, as follows:

	Notional Amount		Unrealized Loss
	(Japanese yen)	(U.S. dollar)	(U.S. dollar)
Foreign exchange forward contracts	¥47.0	$458,513	$(15,990)

As of March 30, 2014, the maturities of these contracts were 12 months or less.

Other Derivatives. Other derivatives that are non-designated consist primarily of foreign exchange forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding foreign exchange forward contracts were marked-to-market at March 30, 2014 with realized and unrealized gains and losses included in other income (expense). As of March 30, 2014, the Company had foreign exchange forward contracts hedging exposures in European euros, British pounds and Japanese yen. Foreign exchange forward contracts were outstanding to buy and sell U.S. dollar-equivalents of approximately $161.4 million and $21.5 million in foreign currencies, respectively, based upon the exchange rates at March 30, 2014.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts. Gross fair value of derivative contracts was as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	March 30, 2014	December 29, 2013	March 30, 2014	December 29, 2013
Foreign exchange forward contracts not designated	$25	$777	$—	$—

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	March 30, 2014	December 29, 2013	March 30, 2014	December 29, 2013
Foreign exchange forward contracts designated	$15,990	$38,375	$—	$118
Foreign exchange forward contracts not designated	1,139	7,366	—	—
Total derivatives	$17,129	$45,741	$—	$118

As of March 30, 2014, the potential effect of rights of set-off associated with the above foreign exchange forward contracts would result in a net derivative liabilities balance of $17.1 million. As of December 29, 2013, the potential effect of rights of set-off would result in a net derivative liabilities balance of $45.2 million and an immaterial net derivative asset balance.

Foreign Exchange Forward Contracts and Equity Market Risk Contracts Designated as Cash Flow Hedges. The impact of the effective portion of designated cash flow derivative contracts on the Company’s results of operations was as follows (in thousands):

	Three months ended
	Amount of gain (loss) recognized in OCI		Amount of loss reclassified from AOCI to earnings
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Foreign exchange forward contracts	$13,468	$(30,630)	$(1,564)	$(1,441)

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

The following table includes the ineffective portion of designated cash flow derivative contracts and the forward points excluded for the purposes of cash flow hedging designation recognized in other income (expense) (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Foreign exchange forward contracts	$(458)	$(307)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Gain on foreign exchange forward contracts including forward point income	$2,186	$9,659
Loss from revaluation of foreign currency exposures hedged by foreign exchange forward contracts	(1,743)	(11,383)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4.	Balance Sheet Information

Accounts Receivable, net. Accounts receivable, net was as follows (in thousands):

	March 30, 2014	December 29, 2013
Accounts receivable	$783,573	$904,551
Allowance for doubtful accounts	(7,646)	(8,274)
Price protection, promotions and other activities	(179,258)	(213,468)
Total accounts receivable, net	$596,669	$682,809

Inventory. Inventory was as follows (in thousands):

	March 30, 2014	December 29, 2013
Raw material	$467,721	$440,570
Work-in-process	118,249	102,543
Finished goods	213,913	213,862
Total inventory	$799,883	$756,975

Other Current Assets. Other current assets were as follows (in thousands):

	March 30, 2014	December 29, 2013
Income tax receivables	$70,200	$7,976
Other tax-related receivables	55,124	62,784
Other non-trade receivables	15,425	37,368
Prepayment to Flash Forward Ltd.	—	5,144
Derivative contract receivables	25	777
Prepaid expenses	12,715	12,630
Convertible note issuance costs	6,355	—
Other current assets	17,688	40,206
Total other current assets	$177,532	$166,885

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) were as follows (in thousands):

	March 30, 2014	December 29, 2013
Notes receivable, Flash Partners Ltd.	$77,904	$100,057
Notes receivable, Flash Alliance Ltd.	355,439	323,995
Notes receivable, Flash Forward Ltd.	172,850	169,144
Investment in Flash Partners Ltd.	194,222	190,694
Investment in Flash Alliance Ltd.	290,776	283,999
Investment in Flash Forward Ltd.	68,073	66,731
Total notes receivable and investments in Flash Ventures	$1,159,264	$1,134,620

Equity-method investments and the Company’s maximum loss exposure related to Flash Ventures are discussed further in Note 11, “Commitments, Contingencies and Guarantees – Flash Ventures” and Note 12, “Related Parties and Strategic Investments.”

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Other Non-current Assets. Other non-current assets were as follows (in thousands):

	March 30, 2014	December 29, 2013
Prepaid tax on intercompany transactions	$36,654	$37,747
Convertible note issuance costs	13,283	20,612
Long-term prepaid income tax	3,168	66,176
Other non-current assets	42,225	42,895
Total other non-current assets	$95,330	$167,430

Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	March 30, 2014	December 29, 2013
Accrued payroll and related expenses	$155,434	$227,779
Derivative contract payables	17,129	45,741
Taxes payable	12,585	59,618
Other accrued liabilities	163,978	176,594
Total other current accrued liabilities	$349,126	$509,732

Non-current Liabilities. Non-current liabilities were as follows (in thousands):

	March 30, 2014	December 29, 2013
Income tax liabilities	206,888	205,266
Deferred credits on intercompany transactions	11,874	15,065
Deferred tax liabilities	$4,336	$3,482
Other non-current liabilities	88,236	83,270
Total non-current liabilities	$311,334	$307,083

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Consolidated Balance Sheets, and the activity was as follows (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Balance, beginning of period	$43,624	$38,787
Additions and adjustments to cost of revenue	7,431	4,878
Usage	(3,490)	(4,693)
Balance, end of period	$47,565	$38,972

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

Accumulated Other Comprehensive Income (Loss). AOCI presented in the accompanying Condensed Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and hedging activities, net of tax, for all periods presented (in thousands):

	March 30, 2014	December 29, 2013
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$11,157	$10,479
Foreign currency translation	(26,729)	(47,440)
Hedging activities	(24,466)	(39,498)
Total accumulated other comprehensive loss	$(40,038)	$(76,459)

The amount of income tax expense (benefit) allocated to the unrealized gain (loss) on available-for-sale investments and foreign currency translation activities was as follows (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Available-for-sale investments	$377	$2,053
Foreign currency translation	3,771	(18,311)
Total income tax expense (benefit) allocated	$4,148	$(16,258)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The significant amounts reclassified out of each component of AOCI were as follows (in thousands):

	Three months ended
AOCI Component	March 30, 2014	March 31, 2013	Statement of Operations Line Item
Unrealized gain (loss) on available-for-sale investments	$570	$(314)	Interest (expense) and other income (expense), net
Tax impact	(195)	(175)	Provision for income taxes
Unrealized gain (loss) on available-for-sale investments, net of tax	375	(489)
Unrealized holding loss on derivatives:
Foreign exchange contracts	(1,361)	(1,441)	Cost of revenue
Foreign exchange contracts	(203)	—	Research and development
Loss on cash flow hedging activities	(1,564)	(1,441)
Total reclassifications for the period, net of tax	$(1,189)	$(1,930)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5.	Goodwill and Intangible Assets

Goodwill. Goodwill balances and activity during the three months ended March 30, 2014 were as follows (in thousands):

Carrying Amount
Balance as of December 29, 2013	$318,111
Adjustment	(181)
Balance as of March 30, 2014	$317,930

Goodwill decreased by $0.2 million during the three months ended March 30, 2014 due primarily to the resolution of a working capital matter during the measurement period for an acquisition from fiscal year 2013.

Intangible Assets. Intangible asset balances were as follows (in thousands):

	March 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$292,769	$(129,520)	$163,249
Customer relationships	7,600	(2,326)	5,274
Trademarks	8,900	(1,700)	7,200
Covenants not to compete	2,400	(2,400)	—
Acquisition-related intangible assets	311,669	(135,946)	175,723
Technology licenses and patents	109,600	(70,524)	39,076
Total intangible assets subject to amortization	421,269	(206,470)	214,799
Acquired in-process research and development (“IPR&D”)	6,300	—	6,300
Total intangible assets	$427,569	$(206,470)	$221,099

	December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed product technology	$348,385	$(121,304)	$(44,216)	$182,865
Customer relationships	20,650	(14,426)	—	6,224
Trademarks	14,200	(3,634)	(2,812)	7,754
Covenants not to compete	3,100	(2,959)	—	141
Acquisition-related intangible assets	386,335	(142,323)	(47,028)	196,984
Technology licenses and patents	133,909	(89,289)	—	44,620
Total intangible assets subject to amortization	520,244	(231,612)	(47,028)	241,604
Acquired IPR&D	42,500	—	(36,200)	6,300
Total intangible assets	$562,744	$(231,612)	$(83,228)	$247,904

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The annual expected amortization expense of intangible assets subject to amortization as of March 30, 2014, is as follows (in thousands):

	Acquisition-related Intangible Assets	Technology Licenses and Patents
Fiscal year:
2014 (remaining 9 months)	$62,409	$15,687
2015	48,114	20,056
2016	40,544	3,333
2017	24,656	—
Total intangible assets subject to amortization	$175,723	$39,076

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt (in thousands):

	March 30, 2014	December 29, 2013
1.5% Notes due 2017	$1,000,000	$1,000,000
Less: Unamortized bond discount	(159,820)	(170,208)
Net carrying amount of 1.5% Notes due 2017	840,180	829,792
0.5% Notes due 2020	1,500,000	1,500,000
Less: Unamortized bond discount	(333,503)	(344,429)
Net carrying amount of 0.5% Notes due 2020	1,166,497	1,155,571
Total convertible debt	2,006,677	1,985,363
Less: Convertible short-term debt	(840,180)	—
Convertible long-term debt	$1,166,497	$1,985,363

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

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1% Notes due 2013 (in thousands):

Three months ended
March 31, 2013
Contractual interest coupon	$2,319
Amortization of bond issuance costs	696
Amortization of bond discount	14,058
Total interest cost recognized	$17,073

The effective interest rate on the liability component of the 1% Notes due 2013 was 7.4% for the three months ended March 31, 2013.

1.5% Convertible Senior Notes Due 2017. In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017 (“1.5% Notes due 2017”) at par. The 1.5% Notes due 2017 may be converted, under certain circumstances described below, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $52.37 per share). The 1.5% Notes due 2017 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of March 30, 2014, the conversion rate was adjusted for dividends paid to date to 19.2935 shares of common stock per $1,000 principal amount of notes (which represents a conversion price of approximately $51.83 per share). The net proceeds to the Company from the sale of the 1.5% Notes due 2017 were $981.0 million.

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017. The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of March 30, 2014, after recognition of $159.8 million in Convertible short-term debt conversion obligation, the carrying value of the equity component was $134.2 million.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1.5% Notes due 2017 (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Contractual interest coupon	$3,750	$3,750
Amortization of bond issuance costs	667	667
Amortization of bond discount	10,192	9,519
Total interest cost recognized	$14,609	$13,936

The effective interest rate on the liability component of the 1.5% Notes due 2017 was 6.85% for each of the three months ended March 30, 2014 and March 31, 2013. The remaining unamortized bond discount of $159.8 million as of March 30, 2014 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 3.4 years.

The conversion provision of the 1.5% Notes due 2017 allows the holders the option to convert their notes during the following calendar quarter if the Company’s stock price exceeds 130% of the conversion price of the 1.5% Notes due 2017 for at least 20 trading days during the last 30 consecutive trading days of the current calendar quarter. The conversion threshold was met during the calendar quarter ended March 31, 2014 and the 1.5% Notes due 2017 became convertible at the holders’ option beginning on April 1, 2014 and ending June 30, 2014. As such, the carrying value of the 1.5% Notes due 2017 was classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on the Company’s Condensed Consolidated Balance Sheet as of March 30, 2014, and will remain so while the notes are convertible. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Consequently, the 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met in future quarters. Upon conversion of any of the 1.5% Notes due 2017, the Company will deliver cash up to the principal amount of the 1.5% Notes due 2017 and shares of the Company’s common stock with respect to any conversion value greater than the principal amount of the 1.5% Notes due 2017. As of March 30, 2014, no 1.5% Notes due 2017 had been converted. Based on the closing price of the Company’s common stock of $80.61 on March 30, 2014, if all of the 1.5% Notes due 2017 were converted, it would result in 6.9 million shares being distributed to the holders.

Concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to acquire up to approximately 19.1 million shares of its common stock at an exercise price of $73.3250 per share. The 1.5% Notes due 2017 contain provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. After adjusting for the dividends paid through March 30, 2014, holders of the warrants may acquire up to approximately 19.3 million shares of the Company’s common stock at a strike price of $72.5633 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. As of March 30, 2014, the warrants had not been exercised and remain outstanding. In addition, concurrent with the issuance of the 1.5% Notes due 2017, the Company entered into a convertible bond hedge transaction in which counterparties initially agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The 1.5% Notes due 2017 contain provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. After adjusting for the dividends paid through March 30, 2014, the counterparties may acquire up to approximately 19.3 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $51.83 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. As of March 30, 2014, the Company had not purchased any shares under this convertible bond hedge agreement.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

0.5% Convertible Senior Notes Due 2020. In October 2013, the Company issued and sold $1.5 billion in aggregate principal amount of 0.5% Convertible Senior Notes due October 15, 2020 (the “0.5% Notes due 2020”) at par. The 0.5% Notes due 2020 may be converted, under certain circumstances described below, based on an initial conversion rate of 10.8470 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $92.19 per share). The 0.5% Notes due 2020 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. As of March 30, 2014, no adjustment has been made to the conversion rate or the conversion price. The net proceeds to the Company from the sale of the 0.5% Notes due 2020 were approximately $1.48 billion.

The Company separately accounts for the liability and equity components of the 0.5% Notes due 2020. The principal amount of the liability component of $1.15 billion as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 4.43%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of March 30, 2014, the carrying value of the equity component of $352.0 million was unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 0.5% Notes due 2020 (in thousands):

Three months ended
March 30, 2014
Contractual interest coupon	$1,875
Amortization of bond issuance costs	659
Amortization of bond discount	10,771
Total interest cost recognized	$13,305

The effective interest rate on the liability component of the 0.5% Notes due 2020 was 4.43% for the three months ended March 30, 2014. The remaining unamortized bond discount of $333.5 million as of March 30, 2014 will be amortized over the remaining life of the 0.5% Notes due 2020, which is approximately 6.5 years.

Concurrent with the issuance of the 0.5% Notes due 2020, the Company sold warrants to acquire up to approximately 16.3 million shares of its common stock at an exercise price of $122.9220 per share. The 0.5% Notes due 2020 contain provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. As of March 30, 2014, the warrants had not been exercised and remain outstanding. In addition, concurrent with the issuance of the 0.5% Notes due 2020, the Company entered into a convertible bond hedge transaction in which counterparties agreed to sell to the Company up to approximately 16.3 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The 0.5% Notes due 2020 contain provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day that none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 0.5% Notes due 2020, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 0.5% Notes due 2020. As of March 30, 2014, the Company had not purchased any shares under this convertible bond hedge agreement.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7.	Share Repurchases

In July 2013, the Company’s Board of Directors authorized a program to repurchase up to $2.50 billion of the Company’s common stock. As of March 30, 2014, the remaining authorization for share repurchases under the program was $1.84 billion. The share repurchase program will remain in effect until the available funds have been expended or the Company’s Board of Directors terminates the program. The Company’s prior share repurchase program, which was initially announced in October 2011 and authorized the repurchase over a five-year period of up to $1.25 billion, as increased by the Company’s Board of Directors in December 2012, was completed in the third quarter of fiscal year 2013.

Under the Company’s share repurchase program, shares repurchased are recorded as a reduction to Capital in excess of par value and Retained earnings in the Company’s Condensed Consolidated Balance Sheets. The repurchases will be made from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 of the Securities Exchange Act, or in structured share repurchase programs, and may be made in one or more repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act. Share repurchases are subject to market conditions, applicable legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of common stock, or any shares at all, and may be suspended at any time at the Company’s discretion. As part of the share repurchase program, the Company has entered into, and may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that the Company make an up-front payment in exchange for the right to receive a fixed number of shares of its common stock upon execution of the agreement, with a potential increase or decrease in the number of shares at the end of the term of the agreement.

In the third quarter of fiscal year 2013, under the Company’s share repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to purchase $1.0 billion of the Company’s common stock. In exchange for an up-front payment of $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which ended on April 8, 2014. During the third quarter of fiscal year 2013, 14.5 million shares were initially delivered to the Company under this ASR agreement. The up-front payment of $1.0 billion was accounted for as a reduction to Stockholders’ equity in the Company’s Condensed Consolidated Balance Sheet. In April 2014, the ASR was settled and the Company received an additional 0.6 million shares from the financial institution for a total of 15.1 million shares, which resulted in a variable weighted-average price of $66.07 per share.

The Company reflected the ASR as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock. The forward contract met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument.

Under the Company’s share repurchase program, since the fourth quarter of fiscal year 2011 through March 30, 2014, the Company spent an aggregate $1.91 billion to repurchase 31.7 million shares, and an additional 0.6 million shares were received in April 2014 upon settlement of the ASR. Included in the aggregate repurchase activity are 1.3 million shares that were repurchased for an aggregate amount of $90.0 million during the three months ended March 30, 2014. In addition to repurchases under the Company’s share repurchase program, during the three months ended March 30, 2014, the Company spent $24.4 million to settle employee tax withholding obligations due upon the vesting of RSUs and withheld an equivalent value of shares from the employees’ vesting RSUs.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8.	Stockholders’ Equity and Share-based Compensation

Dividends

Through March 30, 2014, the Company’s Board of Directors declared the following dividends:

Declaration Date	Dividend per Share	Record Date	Total Amount Declared	Payment Date
			(In millions)
January 21, 2014	$0.225	February 3, 2014	$51.7	February 24, 2014

No dividends were declared or paid by the Company during the first quarter of fiscal year 2013. On April 15, 2014, the Company’s Board of Directors declared a dividend of $0.225 per share for holders of record as of May 5, 2014, which is to be paid on May 27, 2014. Future dividends are subject to declaration by the Company’s Board of Directors.

Share-based Benefit Plans

Share-based Plans. The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employee service providers. This program includes incentive and non-statutory stock option awards, stock appreciation rights (“SARs”), RSUs, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. These awards are granted under various programs, all of which are stockholder approved. Stock option awards generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 12 quarters of continued service. RSUs generally vest in equal annual installments over a four-year period. Initial grants to non-employee board members under the automatic grant program vest in equal annual installments over a four-year period and subsequent grants to non-employee board members generally vest over a one-year period in accordance with the specific vesting provisions set forth in that program. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lower.

Valuation Assumptions

Option Plan Shares. The fair value of the Company’s stock options granted, excluding unvested stock options assumed through acquisitions, was estimated using the following weighted-average assumptions:

	Three months ended
	March 30, 2014	March 31, 2013
Dividend yield	1.25% – 1.44%	—%
Expected volatility	0.32	0.38
Risk-free interest rate	1.22%	0.67%
Expected term	4.4 years	4.4 years
Estimated annual forfeiture rate	8.51%	8.59%
Weighted-average fair value at grant date	$18.53	$16.46

RSU Plan Shares. The fair value of the Company’s RSU awards granted was valued using the closing price of the Company’s stock price on the date of grant.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Employee Stock Purchase Plan Shares. The fair value of the Company’s ESPP shares issued to employees was estimated using the following weighted-average assumptions:

	Three months ended
	March 30, 2014	March 31, 2013
Dividend yield	1.65%	—%
Expected volatility	0.31	0.33
Risk-free interest rate	0.08%	0.13%
Expected term	½ year	½ year
Weighted-average fair value at purchase date	$17.25	$12.54

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and SARs activities under all of the Company’s share-based compensation plans as of March 30, 2014 and changes during the three months ended March 30, 2014 are presented below (in thousands, except for weighted-average exercise price and remaining contractual term):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at December 29, 2013	6,593	$40.66	4.2	$195,018
Granted	937	74.50
Exercised	(1,634)	38.48		57,828
Forfeited	(58)	49.08
Expired	(1)	40.77
Options and SARs outstanding at March 30, 2014	5,837	46.62	4.7	198,394
Options and SARs vested and expected to vest after March 30, 2014, net of forfeitures	5,445	45.75	4.6	189,811
Options and SARs exercisable at March 30, 2014	2,188	33.69	3.2	102,668

At March 30, 2014, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $53.9 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.5 years. As of March 30, 2014, the Company had fully expensed all of its SARs awards.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plans during the three months ended March 30, 2014 is presented below (in thousands, except for weighted-average grant date fair value):

	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at December 29, 2013	4,454	$49.87	$221,457
Granted	1,970	74.50
Vested	(1,077)	46.29	80,409
Forfeited	(83)	52.04
Non-vested share units at March 30, 2014	5,264	59.63	314,389

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At March 30, 2014, the total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was approximately $243.4 million, and this amount is expected to be recognized over a weighted-average period of approximately 3.1 years.

Employee Stock Purchase Plan. At March 30, 2014, the total unrecognized compensation cost related to ESPP was approximately $3.5 million, and this amount is expected to be recognized over a period of five months.

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Share-based compensation expense by caption:
Cost of revenue	$2,610	$1,717
Research and development	15,675	11,640
Sales and marketing	6,257	3,871
General and administrative	5,488	4,506
Total share-based compensation expense	30,030	21,734
Total tax benefit recognized	(8,776)	(6,916)
Decrease in net income	$21,254	$14,818

Share-based compensation expense by type of award:
Stock options and SARs	$7,924	$8,269
RSUs	19,465	11,970
ESPP	2,641	1,495
Total share-based compensation expense	30,030	21,734
Total tax benefit recognized	(8,776)	(6,916)
Decrease in net income	$21,254	$14,818

Share-based compensation expense of $3.4 million and $2.7 million related to manufacturing personnel was capitalized into inventory as of March 30, 2014 and December 29, 2013, respectively.

The total grant date fair value of options and RSUs vested during the three months ended March 30, 2014 and March 31, 2013 was as follows (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Options	$10,228	$14,568
RSUs	49,866	29,821
Total grant date fair value of vested options and RSUs	$60,094	$44,389

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9.	Provision for Income Taxes

The following table presents the provision for income taxes and the effective tax rate (in thousands, except percentages):

	Three months ended
	March 30, 2014	March 31, 2013
Provision for income taxes	$140,591	$67,665
Effective tax rate	34.3%	28.9%

The provision for income taxes for the three months ended March 30, 2014 differs from the U.S. statutory tax rate of 35% due primarily to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to the Company’s Irish, Chinese, Israeli and Japanese entities. Earnings in these countries where tax rates are lower than the U.S. notional rate contributed to the majority of the difference between the rate of the Company’s tax provision and the U.S. statutory tax rate. The higher effective tax rate for the three months ended March 30, 2014, compared to the same period in fiscal year 2013, is attributable to the federal R&D tax credit not being extended as of March 30, 2014, while the March 31, 2013 effective tax rate includes both the 2013 federal R&D credit and retroactive inclusion of the 2012 federal R&D tax credit, and changes in the composition of operating income by tax jurisdiction. As of March 30, 2014, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $190.9 million and $185.3 million as of March 30, 2014 and December 29, 2013, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $92.6 million at March 30, 2014. Income tax expense for both the three months ended March 30, 2014 and March 31, 2013 included interest and penalties of $0.7 million. It is reasonably possible that within the next 12 months, unrecognized tax benefits could decrease by up to $78.0 million as a result of potential settlements of tax authority examinations and could decrease by up to $10.3 million as a result of the expiration of statutes of limitation.

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In February 2012, the Internal Revenue Service (“IRS”) completed its field audit of the Company’s federal income tax returns for fiscal years 2005 through 2008 and issued the Revenue Agent’s Report. The most significant proposed adjustments are comprised of related party transactions between SanDisk Corporation and its foreign subsidiaries. The Company is contesting these adjustments through the IRS Appeals Office and cannot predict when a resolution will be reached.

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended
	March 30, 2014	March 31, 2013
Numerator for basic net income per share:
Net income	$268,948	$166,229
Denominator for basic net income per share:
Weighted-average common shares outstanding	225,845	242,519
Basic net income per share	$1.19	$0.69

Numerator for diluted net income per share:
Net income	$268,948	$166,229
Denominator for diluted net income per share:
Weighted-average common shares outstanding	225,845	242,519
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and ESPP (assuming proceeds would be used to purchase common stock), and RSUs	3,103	3,058
1.5% Notes due 2017	5,702	—
Warrants	264	—
Shares used in computing diluted net income per share	234,914	245,577
Diluted net income per share	$1.14	$0.68

Anti-dilutive shares excluded from net income per share calculation	33,000	68,296

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

SANDISK CORPORATION
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

Flash Partners. Flash Partners Ltd. (“Flash Partners”) was formed in fiscal year 2004. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan. As of March 30, 2014, the Company had notes receivable from Flash Partners of $77.9 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners with the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” At March 30, 2014 and December 29, 2013, the Company had an equity investment in Flash Partners of $194.2 million and $190.7 million, respectively, denominated in Japanese yen, offset by $21.5 million and $17.3 million, respectively, of cumulative translation adjustments recorded in AOCI. In the three months ended March 30, 2014 and March 31, 2013, the Company recorded a basis adjustment of zero and $0.3 million, respectively, to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners. Flash Partners’ share of the Fab 3 fabrication facility is fully equipped.

Flash Alliance. Flash Alliance Ltd. (“Flash Alliance”) was formed in fiscal year 2006. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan. As of March 30, 2014, the Company had notes receivable from Flash Alliance of $355.4 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance with the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” At March 30, 2014 and December 29, 2013, the Company had an equity investment in Flash Alliance of $290.8 million and $284.0 million, respectively, denominated in Japanese yen, offset by $(2.5) million and $(8.7) million, respectively, of cumulative translation adjustments recorded in AOCI. In the three months ended March 30, 2014 and March 31, 2013, the Company recorded a basis adjustment of zero and $2.9 million, respectively, to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance. Flash Alliance’s share of the Fab 4 fabrication facility is fully equipped.

Flash Forward. Flash Forward Ltd. (“Flash Forward”) was formed in fiscal year 2010. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan. Fab 5 is to be built in two phases. By the third quarter of fiscal year 2014, Phase 1 of the building is expected to be fully utilized with the addition of equipment including 1Y-nanometer technology transition tools, development tools for 3D NAND, and tools for a planned increase in Flash Ventures wafer capacity of less than 5%. The Company and Toshiba each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps. Construction of the Phase 2 shell of the Fab 5 wafer fabrication facility is underway with expected completion in mid-2014. The Phase 2 shell is currently intended to be used primarily for technology transition of the existing Flash Ventures wafer capacity to 1Y‑nanometer and 1Z‑nanometer technology nodes and for a 3‑dimensional NAND (“3D NAND”) pilot line.

As of March 30, 2014, the Company had notes receivable from Flash Forward of $172.9 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward with the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” At March 30, 2014 and December 29, 2013, the

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company had an equity investment in Flash Forward of $68.1 million and $66.7 million, respectively, denominated in Japanese yen, offset by $(14.7) million and $(16.2) million, respectively, of cumulative translation adjustments recorded in AOCI.

Inventory Purchase Commitments with Flash Ventures. Purchase orders placed under Flash Ventures for up to three months are binding and cannot be canceled. These outstanding purchase commitments are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table.

Off-Balance Sheet Liabilities

Flash Ventures. Flash Ventures sell and lease back from a consortium of financial institutions (“lessors”) a portion of their tools and have entered into equipment master lease agreements totaling 178.2 billion Japanese yen, or approximately $1.73 billion based upon the exchange rate at March 30, 2014. As of March 30, 2014, the total amount outstanding from these master leases was 114.2 billion Japanese yen, or approximately $1.11 billion based upon the exchange rate at March 30, 2014, of which the amount of the Company’s guarantee obligation of the Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 57.1 billion Japanese yen, or approximately $556 million based upon the exchange rate at March 30, 2014.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of March 30, 2014, Flash Ventures was in compliance with all of its master lease covenants, including the shareholders’ equity covenant with the Company’s stockholders’ equity at $7.07 billion as of March 30, 2014. If the Company’s stockholders’ equity falls below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantees under such Flash Ventures master lease agreements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both initial and refinanced leases) in both Japanese yen (in billions) and U.S. dollar-equivalent (in thousands) based upon the exchange rate at March 30, 2014:

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Japanese yen)	(U.S. dollar)
Flash Partners
April 2010	Refinanced	¥1.0	$9,112	2014
January 2011	Refinanced	1.0	9,707	2014
November 2011	Refinanced	3.9	38,086	2014
March 2012	Refinanced	2.9	28,555	2015
March 2014	Initial	5.0	48,481	2019
		13.8	133,941
Flash Alliance
March 2012	Initial	6.6	64,555	2017
July 2012	Refinanced	12.6	122,094	2017
March 2014	Initial	5.0	48,896	2019
		24.2	235,545
Flash Forward
November 2011	Initial	10.2	99,317	2016
March 2012	Initial	6.4	62,840	2017
July 2012	Initial	2.5	24,216	2017
		19.1	186,373
Total guarantee obligations		¥57.1	$555,859

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of March 30, 2014 in U.S. dollars based upon the yen/dollar exchange rate at March 30, 2014 (in thousands):

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$155,624	$37,950	$193,574
Year 2	115,895	17,699	133,594
Year 3	85,475	26,261	111,736
Year 4	33,440	53,922	87,362
Year 5	13,628	15,965	29,593
Total guarantee obligations	$404,062	$151,797	$555,859

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged intellectual property infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of March 30, 2014, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers and employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 30, 2014 or December 29, 2013, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Ventures infringe third-party patents. The Company has not made any indemnification payments under any such agreements. As of March 30, 2014, no amounts have been accrued in the Company’s Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at March 30, 2014, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of March 30, 2014 are as follows (in thousands):

	Total		1 Year (Remaining 9 months in Fiscal 2014)	2 – 3 Years (Fiscal 2015 and 2016)	4 – 5 Years (Fiscal 2017 and 2018)	More than 5 Years (Beyond Fiscal 2018)
Facility and other operating leases	$17,451	(5)	$6,029	$9,219	$2,060	$143
Flash Partners (1)	679,740	(5)(6)	113,078	366,261	178,394	22,007
Flash Alliance (1)	2,098,738	(5)(6)	413,220	1,103,143	477,107	105,268
Flash Forward (1)	901,628	(5)(6)	346,912	335,840	166,935	51,941
Toshiba research and development	136,855	(5)	93,357	43,498	—	—
Capital equipment purchase commitments	52,187		51,833	328	26	—
1.5% Notes due 2017 principal and interest (2)	1,060,000		15,000	30,000	1,015,000	—
0.5% Notes due 2020 principal and interest (3)	1,552,250		7,250	15,000	15,000	1,515,000
Operating expense commitments	56,742		56,239	503	—	—
Noncancelable production purchase commitments (4)	255,439	(5)	255,439	—	—	—
Total contractual cash obligations	$6,811,030		$1,358,357	$1,903,792	$1,854,522	$1,694,359

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

(5)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at March 30, 2014.

(6)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

The Company has excluded $207.2 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at March 30, 2014. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are as follows (in thousands):

March 30, 2014
Guarantee of Flash Ventures equipment leases (1)	$555,859

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 57.1 billion Japanese yen, or approximately $556 million based upon the exchange rate at March 30, 2014.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2014 through fiscal year 2022. Future minimum lease payments are presented below (in thousands):

Future minimum lease payments
Fiscal year:
2014 (Remaining 9 months)	$6,436
2015	6,794
2016	3,136
2017	1,477
2018	583
2019 and thereafter	143
Operating leases, gross	18,569
Sublease income to be received in the future under noncancelable subleases	(1,118)
Operating leases, net	$17,451

Net rent expense was as follows (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Rent expense, net	$1,624	$1,843

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12.	Related Parties and Strategic Investments

Flash Ventures with Toshiba. The Company owns 49.9% of each entity within Flash Ventures and accounts for its ownership position under the equity method of accounting. The Company’s obligations with respect to the Flash Ventures master lease agreements, take-or-pay supply arrangements and R&D cost sharing are described in Note 11, “Commitments, Contingencies and Guarantees.” The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments. Flash Ventures are variable interest entities (“VIEs”). The Company evaluated whether it is the primary beneficiary of any of the entities within Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities. In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities. The Company concluded based upon its 49.9% ownership in Flash Ventures, the voting structure of Flash Ventures and the manner in which the day-to-day operations of Flash Ventures are conducted that the Company lacked the power to direct most of the activities that most significantly impact Flash Ventures’ economic performance.

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures totaling $460.1 million and $478.9 million during the three months ended March 30, 2014 and March 31, 2013, respectively. The Company received loan repayments from Flash Ventures of $24.4 million and $53.6 million during the three months ended March 30, 2014 and March 31, 2013, respectively. At March 30, 2014 and December 29, 2013, the Company had accounts payable balances due to Flash Ventures of $160.5 million and $146.0 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures, is presented below (in millions). The Flash Venture investments are denominated in Japanese yen and the maximum possible loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

	March 30, 2014	December 29, 2013
Notes receivable	$606	$593
Equity investments	553	541
Operating lease guarantees	556	492
Prepayments	—	5
Maximum estimable loss exposure	$1,715	$1,631

Solid State Storage Solutions, Inc. Solid State Storage Solutions, Inc. (“S4”) is a venture with third parties to license intellectual property. S4 qualifies as a VIE. The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented. The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities. S4’s assets and liabilities were not material to the Company’s Condensed Consolidated Balance Sheets as of March 30, 2014 and December 29, 2013.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13.	Litigation

From time to time, the Company is involved in various litigation matters, including those described below, among others. The litigation proceedings in which the Company is involved from time to time may include matters such as intellectual property, antitrust, commercial, labor, class action and insurance disputes. The semiconductor industry is characterized by significant litigation seeking to enforce patent and other intellectual property rights. The Company has enforced, and likely will continue to enforce, its own intellectual property rights through litigation and related proceedings.

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

Patent Infringement and Antitrust Litigation With Round Rock Research LLC. On October 27, 2011, in response to infringement allegations by Round Rock Research LLC (“Round Rock”), the Company filed a lawsuit against Round Rock in the U.S. District Court for the Northern District of California. The lawsuit seeks a declaratory judgment that twelve Round Rock patents are invalid and/or not infringed by flash memory products sold by the Company. Round Rock has since withdrawn its infringement allegations as to eight of the patents. The parties have filed several motions for summary judgment directed to various claims and defenses. These motions are currently pending. Trial on the four patents remaining in the case is scheduled to begin on August 11, 2014.

On May 3, 2012, Round Rock filed an action in the U.S. District Court for the District of Delaware alleging that the Company infringed eleven patents, and subsequently filed an amended complaint alleging that the Company’s infringement was willful. The parties agreed to dismiss one patent from this Delaware lawsuit that was also being litigated in the California case described above. Trial is currently scheduled to begin on January 20, 2015.

On March 19, 2014, the Company filed an action against Round Rock in the U.S. District Court for the District of Delaware for antitrust violations arising from Round Rock's acquisition of patents from Micron Technology, Inc. (“Micron”) and demand for royalties that are not reasonable and non-discriminatory for alleged infringement of patents that Round Rock claims are standards-essential. The Company alleges that Round Rock violated the antitrust laws by conspiring with Micron and violating commitments that Micron made to the standards-setting organization, JEDEC Solid State Technology Association. Round Rock has not yet filed its response.

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss, which resulted in Dr. Harari being dismissed as a defendant. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) for the portion of the District Court’s Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On November 20, 2012, the Federal Circuit affirmed the District Court’s order denying SanDisk’s motion to dismiss. On December 2, 2012, the Federal Circuit issued its mandate returning the case to the District Court. Discovery is now open in the District Court. On February 20, 2013, Ritz filed a motion requesting that Albert Giuliano, the Chapter 7 Trustee of the Ritz bankruptcy estate, be substituted as the plaintiff in this case, which the District Court granted on July 5, 2013. On October 1, 2013, the District Court granted the Trustee’s motion for leave to file a third amended complaint, which adds CPM Electronics Inc. and E.S.E. Electronics, Inc. as named plaintiffs. On December 17, 2013, Ritz sought leave to file a fourth amended complaint, which would add a cause of action for attempted monopolization and add another named plaintiff.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Samsung Federal Antitrust Action Against Panasonic and SD‑3C. On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action in the U.S. District Court for the Northern District of California (the “District Court”) alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and SD‑3C, LLC (“SD‑3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws relating to the licensing practices and operations of SD‑3C. The complaint seeks an injunction against collection of Secure Digital (“SD”) card royalties, treble damages, restitution, pre- and post-judgment interest, costs, and attorneys’ fees, as well as a declaration that Panasonic and SD-3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable. The Company is not named as a defendant in this case, but it established SD‑3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning the Company. As a member of SD‑3C, the Company may be responsible for a portion of any monetary award. Other requested relief, including an injunction or declaration of patent misuse, could result in a loss of revenue to the Company. Defendants filed a motion to dismiss on September 24, 2010, and Samsung filed a First Amended Complaint (“FAC”) on October 14, 2010. On August 25, 2011, the District Court dismissed the patent misuse claim with prejudice but gave Samsung leave to amend its other claims. On January 3, 2012, the District Court granted defendants’ motion to dismiss Samsung’s complaint without leave to amend. Samsung appealed. On April 4, 2014, the U.S. Court of Appeals for the Ninth Circuit issued a decision reversing the District Court’s dismissal on statute of limitations grounds and remanding the case to the District Court for further proceedings.

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California (the “District Court”) on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, LLC (“SD‑3C”), Panasonic Corporation, Panasonic Corporation of North America, Toshiba and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antitrust and unfair competition laws, and common law. The complaint seeks an injunction of the challenged conduct, dissolution of “the cooperation agreements, joint ventures and/or cross-licenses alleged herein,” treble damages, restitution, disgorgement, pre- and post-judgment interest, costs, and attorneys’ fees. Plaintiffs allege that the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On May 21, 2012, the District Court granted Defendants’ motion to dismiss the complaint with prejudice. Plaintiffs appealed. Briefing on the appeal was completed on June 21, 2013. Oral argument took place on December 5, 2013.

Trade Secret Litigation Against SK Hynix, et al. On March 13, 2014, the Company filed a civil action in Santa Clara Superior Court in California against SK Hynix, Inc. and certain related entities (collectively, “defendants”) for trade secret misappropriation arising from the theft of trade secrets by a former employee of the Company and defendants’ wrongful receipt and use of such information. The lawsuit seeks damages, an injunction and other remedies. Additionally, in March 2014, SanDisk submitted a criminal complaint to the Tokyo Metropolitan Police Department against the former employee. On April 3, 2014, the former employee was indicted by the Tokyo District Public Prosecutor’s Office for theft of trade secrets.

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

We strive to continuously reduce the cost of NAND flash memory in order to enable us to profitably grow our business, supply a diverse set of customers and channels, and continue to grow our markets. A key component of our ability to reduce the cost of NAND flash memory is our ability to continue to transition our NAND flash memory process technology to smaller nodes. We currently expect to be able to continue to scale our current NAND flash memory architecture, also known as 2‑dimensional NAND, or 2D NAND, through at least two more technology nodes (1Y‑nanometer and 1Z‑nanometer), but beyond that there is no certainty that further technology scaling can be achieved cost-effectively with the 2D NAND flash memory architecture. We continue to invest in future generations of 2D NAND flash memory, and we are also pursuing alternative technologies, such as 3‑dimensional NAND, or 3D NAND, and 3‑dimensional resistive RAM, or 3D ReRAM, technologies, both of which we believe may be viable alternatives to 2D NAND flash memory when 2D NAND flash memory can no longer cost-effectively scale at a sufficient rate, or at all. However, even when 2D NAND flash memory can no longer scale further, we expect 2D NAND flash memory and potential alternative technologies to coexist for an extended period of time.

Through our investments in our ventures with Toshiba Corporation, or Toshiba, and our in-house assembly and test facility, we have invested heavily in a vertically-integrated business model. We purchase the vast majority of our NAND flash memory supply requirements through Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd., collectively referred to as Flash Ventures, our significant flash venture relationships with Toshiba, which produce and provide us with leading-edge, low-cost memory wafers. Our manufacturing operations are concentrated in two locations, with Flash Ventures located in Yokkaichi, Japan, and our in-house assembly and test operations located in Shanghai, China. While we do not unilaterally control the operations of Flash Ventures, we believe that our vertically integrated business model helps us to reduce the costs of producing our products, increases our ability to control the quality of our products, speeds delivery, and ensures continuity and predictability of supply to our customers.

Industry and Company Trends

We operate in an industry characterized by rapid technology transitions, price declines and evolving end-user markets for NAND flash memory. We currently generate revenue from sales of removable products, embedded flash memory and client and enterprise SSDs. Removable products, including cards for mobile and imaging devices and USB drives, provide the largest portion of our revenue. We expect our revenue from removable products to remain constant or decline over the next several years. Our revenue from embedded NAND flash memory products has grown over the past several years, and we expect continued revenue growth from embedded products driven by the increasing demand for varying types of smartphones, tablets and other portable devices. Currently and over the next several years, we believe the largest growth area for NAND flash memory will be SSD solutions. We continue to focus on adapting our business to the changing end-market demands for NAND flash memory and aligning our resources accordingly.

We currently expect that industry bit-supply growth for fiscal year 2014 will be approximately 40%, similar to the estimated industry supply growth rate in fiscal year 2013 and significantly lower than in fiscal year 2012. We expect that our captive bit-supply growth for fiscal year 2014 will be between 25% and 35%, compared to 18% in fiscal year 2013 and 86% in fiscal year 2012. In fiscal year 2014, we expect our business to experience a modest decline in our blended average selling price per gigabyte compared to no change in fiscal year 2013. Our revenue for fiscal year 2014 will be influenced primarily by our captive bit-supply growth, industry pricing trends and the mix of our product sales. We expect our fiscal year 2014 cost reduction per gigabyte to be in the range of 15% to 25%. The primary cost reduction drivers in fiscal year 2014 are expected to be the 1Y‑nanometer technology transition and expected positive impact of the Japanese yen to U.S. dollar exchange rate for Japanese yen-denominated wafer purchases. The mix of our product sales is having an increasing impact on both our cost per gigabyte and our average selling price per gigabyte. For example, certain of our products include higher non-flash memory content which can offset some of the expected cost improvement from our flash memory transitions, and these same products generally also carry a higher average selling price per gigabyte which impacts our blended average selling price per gigabyte.

As part of our efforts to continuously reduce the cost of NAND flash memory, we are currently focused on transitioning our products to 19‑nanometer and 1Y‑nanometer technologies and we plan to transition to 1Z‑nanometer technology beginning in the second half of 2014. 1Y‑nanometer and subsequent technology nodes have increased manufacturing equipment requirements, which will impact the cost reduction benefits obtainable through these technologies. We continue to develop our 3D NAND technology, which we have referred to as BiCS, which we view as a medium-term alternative technology to 2D NAND flash memory, and 3D ReRAM, which we view as a potential long-term successor to NAND technology. As we progress with our 3D NAND development, we are evaluating and modifying certain aspects of our technology architecture to optimize for manufacturability, scalability, cost and product specifications, targeting a broader range of applications. We continue to target pilot production for our 3D NAND in 2015 and volume ramp of our 3D NAND products in 2016. Some of our competitors have announced the launch of 3D NAND technologies, such as 3D vertical NAND, or 3D VNAND, with volume production beginning in 2014. At this time, these technologies are still emerging and it is unclear how these new technologies will compare to our 3D NAND technology and what implications 3D VNAND or other 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. We believe that continued 2D NAND scaling is the most efficient method of reducing NAND costs in the near term and addressing the broadest range of market opportunities and therefore continue to focus on scaling 2D NAND flash memory at least through the 1Y‑nanometer and 1Z‑nanometer technology nodes while we work on alternative technologies, primarily 3D NAND and 3D ReRAM, in parallel.

Dividends

In the first quarter of fiscal year 2014, we paid a cash dividend of $0.225 per common share. On April 15, 2014, our Board of Directors declared a dividend of $0.225 per share for holders of record as of May 5, 2014, to be paid on May 27, 2014. We expect to continue to pay quarterly dividends subject to declaration by our Board of Directors.

Share Repurchases

In the third quarter of fiscal year 2013, under our share repurchase program, we entered into an accelerated share repurchase, or ASR, agreement with a financial institution to purchase $1.0 billion of our common stock. In exchange for an up-front payment of $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which ended on April 8, 2014. During the third quarter of fiscal year 2013, 14.5 million shares were initially delivered to us under this ASR agreement. In April 2014, the ASR was settled and we received an additional 0.6 million shares from the financial institution for a total of 15.1 million shares, which resulted in a variable weighted-average price of $66.07 per share.

Under our share repurchase program, since the fourth quarter of fiscal year 2011 through March 30, 2014, we spent an aggregate $1.91 billion to repurchase 31.7 million shares, and an additional 0.6 million shares were received in April 2014 upon settlement of the ASR. Included in the aggregate repurchase activity are 1.3 million shares that were repurchased for an aggregate amount of $90 million during the three months ended March 30, 2014. In addition to repurchases under our repurchase program, during the three months ended March 30, 2014, we spent $24 million to settle employee tax withholding obligations due upon the vesting of restricted stock units, or RSUs, and withheld an equivalent value of shares from the employees’ vesting RSUs.

Convertible Debt

The conversion provision of the 1.5% Notes due 2017 allows the holders the option to convert their notes during the following calendar quarter if our stock price exceeds 130% of the conversion price of the 1.5% Notes due 2017 for at least 20 trading days during the last 30 consecutive trading days of the current calendar quarter. The conversion threshold was met during the calendar quarter ended March 31, 2014 and the 1.5% Notes due 2017 became convertible at the holders’ option beginning on April 1, 2014 and ending June 30, 2014. Accordingly, the carrying value of the notes was reclassified from long-term to short-term debt as of March 30, 2014 and the difference between the principal amount payable in cash upon conversion and the carrying value of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on our Condensed Consolidated Balance Sheet as of March 30, 2014, and will remain so while the notes are convertible. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Consequently, the 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met in future quarters. Upon conversion of any of the 1.5% Notes due 2017, we will deliver cash up to the principal amount of the 1.5% Notes due 2017, and we will deliver shares of our common stock with respect to any conversion value greater than the principal amount of the 1.5% Notes due 2017. As of March 30, 2014, no 1.5% Notes due 2017 had been converted. Based on the closing price of our common stock of $80.61 on March 30, 2014, if all of the 1.5% Notes due 2017 were converted, it would result in 6.9 million shares being distributed to the holders.

Results of Operations

	Three months ended
	March 30, 2014	% of Revenue	March 31, 2013	% of Revenue
	(In millions, except percentages)
Revenue	$1,511.9	100.0%	$1,340.7	100.0%
Cost of revenue	741.0	49.0%	799.4	59.6%
Amortization of acquisition-related intangible assets	19.6	1.3%	9.8	0.8%
Total cost of revenue	760.6	50.3%	809.2	60.4%
Gross profit	751.3	49.7%	531.5	39.6%
Operating expenses:
Research and development	198.8	13.2%	171.1	12.8%
Sales and marketing	77.0	5.1%	59.1	4.3%
General and administrative	48.7	3.2%	45.1	3.4%
Amortization of acquisition-related intangible assets	1.6	0.1%	2.4	0.2%
Total operating expenses	326.1	21.6%	277.7	20.7%
Operating income	425.2	28.1%	253.8	18.9%
Other income (expense), net	(15.7)	(1.0%)	(19.9)	(1.4%)
Income before income taxes	409.5	27.1%	233.9	17.5%
Provision for income taxes	140.6	9.3%	67.7	5.1%
Net income	$268.9	17.8%	$166.2	12.4%

Revenue by Channel.

	Three months ended
	March 30, 2014	% of Revenue	March 31, 2013	% of Revenue	% Change
	(In millions, except percentages)
Commercial	$978.6	64.7%	$828.7	61.8%	18.1%
Retail	533.3	35.3%	512.0	38.2%	4.1%
Total revenue	$1,511.9	100.0%	$1,340.7	100.0%	12.8%

The increase in our Commercial revenue for the three months ended March 30, 2014, compared to the three months ended March 31, 2013, was driven by higher sales of client and enterprise SSDs. The increase in Retail revenue for the three months ended March 30, 2014, compared to the three months ended March 31, 2013, was driven by increased sales of cards and USB drives. Overall, gigabytes sold for the three months ended March 30, 2014, compared to the three months ended March 31, 2013, increased 20%.

Our ten largest customers represented 49% of our total revenue in each of the three months ended March 30, 2014 and March 31, 2013. We had one customer that exceeded 10% of our total revenue in the three months ended March 30, 2014, representing 17% of our total revenue. We had two customers that exceeded 10% of our total revenues in the three months ended March 31, 2013, representing 19% and 12% of our total revenue.

Revenue by Category.

	% of Revenue for the three months ended
	March 30, 2014	March 31, 2013
Embedded	20%	23%
Removable	40%	45%
SSD solutions	28%	20%
Other (1)	12%	12%
Total revenue	100%	100%

(1)	Other revenue includes license and royalty, wafers and components, and accessories.

SSDs represented our fastest growing revenue category in the first quarter of fiscal year 2014, growing to 28% of our total revenue, driven by strong year-over-year growth in both client and enterprise SSDs. Embedded revenue was flat year-over-year comprising 20% of our revenue mix in our first quarter of fiscal year 2014. Within Embedded revenue, we experienced increased sales of iNAND™ solutions and decreased sales of custom embedded products due to a major customer shifting its demand during the quarter from custom embedded products to our client SSDs. Our Removable revenues, consisting primarily of cards and USB drives, grew slightly year-over-year, comprising 40% of our revenue mix in our first quarter of fiscal year 2014.

Revenue by Geography.

	Three months ended
	March 30, 2014	% of Revenue	March 31, 2013	% of Revenue	% Change
	(In millions, except percentages)
United States	$243.7	16.1%	$213.5	15.9%	14.1%
Asia-Pacific	1,011.4	66.9%	909.9	67.9%	11.2%
Europe, Middle East and Africa	191.0	12.6%	173.6	12.9%	10.0%
Other foreign countries	65.8	4.4%	43.7	3.3%	50.6%
Total revenue	$1,511.9	100.0%	$1,340.7	100.0%	12.8%

U.S. revenue for the three months ended March 30, 2014, compared to the three months ended March 31, 2013, increased due primarily to higher sales of SSDs, partially offset by a reduction in sales of removable products. Asia-Pacific revenue for the three months ended March 30, 2014, compared to the three months ended March 31, 2013, increased due primarily to higher sales of SSDs. Europe, Middle East and Africa revenue for the three months ended March 30, 2014, compared to the three months ended March 31, 2013, increased due primarily to higher sales of SSDs and USB drives. The increase in Other foreign countries revenue for the three months ended March 30, 2014, compared to the three months ended March 31, 2013, was due primarily to higher sales of SSDs and USB drives.

Our revenues are designated based on the geographic location where the product is delivered, or in the case of license and royalty revenue, the location of the headquarters of the licensee, and therefore may not be indicative of the actual demand in those regions.

Gross Profit and Margin.

	Three months ended
	March 30, 2014	March 31, 2013	% Change
	(In millions, except percentages)
Gross profit	$751.3	$531.5	41.4%
Gross margin	49.7%	39.6%

Gross margin increased in the three months ended March 30, 2014, compared to the three months ended March 31, 2013, due primarily to a decrease of 7% in our average selling price per gigabyte, while our cost per gigabyte declined by 23%. Cost declines in the first quarter of fiscal year 2014, compared to the first quarter of fiscal year 2013, were derived primarily from the weakening of the Japanese yen relative to the U.S. dollar, reduced Flash Ventures manufacturing cost and our increased mix of 1Y‑nanometer wafers, partially offset by increased non-flash memory costs in our SSD and iNAND products. Our average selling price per gigabyte was lower in the three months ended March 30, 2014, compared to the three months ended March 31, 2013, driven by product line price declines, which were partially offset by an increased mix of sales of higher value products, such as SSDs and iNAND products.

Research and Development.

	Three months ended
	March 30, 2014	March 31, 2013	% Change
	(In millions, except percentages)
Research and development	$198.8	$171.1	16.2%
% of revenue	13.2%	12.8%

The increase in our research and development expense for the three months ended March 30, 2014, compared to the three months ended March 31, 2013, was due primarily to higher employee-related costs of $25 million, which includes an increase in salary and benefits of $19 million, and an increase in share-based compensation of $4 million, both due primarily to increased head count, and higher facility costs of $2 million.

Sales and Marketing.

	Three months ended
	March 30, 2014	March 31, 2013	% Change
	(In millions, except percentages)
Sales and marketing	$77.0	$59.1	30.3%
% of revenue	5.1%	4.3%

The increase in our sales and marketing expense for the three months ended March 30, 2014, compared to the three months ended March 31, 2013, was due primarily to higher employee-related costs of $12 million, which includes an increase in salary and benefits of $9 million and an increase in share-based compensation of $3 million, both due primarily to increased head count. In addition, branding and merchandising costs were $5 million higher in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013.

General and Administrative.

	Three months ended
	March 30, 2014	March 31, 2013	% Change
	(In millions, except percentages)
General and administrative	$48.7	$45.1	8.0%
% of revenue	3.2%	3.4%

The increase in our general and administrative expense for the three months ended March 30, 2014, compared to the three months ended March 31, 2013, was due primarily to higher employee-related costs of $5 million, which includes an increase in salary and benefits of $4 million and an increase in share-based compensation of $1 million, both due primarily to increased head count, partially offset by a reduction in other expenses of $2 million.

Amortization of Acquisition-related Intangible Assets.

	Three months ended
	March 30, 2014	March 31, 2013	% Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$1.6	$2.4	(33.3%)
% of revenue	0.1%	0.2%

Amortization of acquisition-related intangible assets for the three months ended March 30, 2014, compared to the three months ended March 31, 2013, was lower due primarily to lower amortization of intangible assets from our Pliant acquisition.

Other Income (Expense), net.

	Three months ended
	March 30, 2014	March 31, 2013	% Change
	(In millions, except percentages)
Interest income	$13.2	$12.9	2.3%
Interest expense	(27.9)	(31.0)	10.0%
Other income (expense), net	(1.0)	(1.8)	45.0%
Total other income (expense), net	$(15.7)	$(19.9)	21.1%

“Total other income (expense), net” for the three months ended March 30, 2014 reflected a lower net expense, compared to the three months ended March 31, 2013, due primarily to lower interest expense as a result of a lower interest rate on our 0.5% Notes due 2020 issued in the fourth quarter of fiscal year 2013 compared to our 1.5% Notes due 2013, which matured in the second quarter of fiscal year 2013.

Provision for Income Taxes.

	Three months ended
	March 30, 2014	March 31, 2013	% Change
	(In millions, except percentages)
Provision for income taxes	$140.6	$67.7	107.7%
Effective tax rate	34.3%	28.9%

The provision for income taxes for the three months ended March 30, 2014 differs from the U.S. statutory tax rate of 35% due primarily to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation, and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to our Irish, Chinese, Israeli and Japanese entities. Earnings in these countries where tax rates are lower than the U.S. notional rate contributed to the majority of the difference between the rate of our tax provision and the U.S. statutory tax rate. The higher effective tax rate for the three months ended March 30, 2014, compared to the same period in fiscal year 2013, is attributable to the federal R&D tax credit not being extended as of March 30, 2014, while the March 31, 2013 effective tax rate includes both the 2013 federal R&D credit and retroactive inclusion of the 2012 federal R&D tax credit, and changes in the composition of operating income by tax jurisdiction. As of March 30, 2014, we believe that most of our deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $191 million and $185 million as of March 30, 2014 and December 29, 2013, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $93 million at March 30, 2014. Income tax expense for both the three months ended March 30, 2014 and March 31, 2013 included interest and penalties of $1 million. It is reasonably possible that within the next 12 months, unrecognized tax benefits could decrease by up to $78 million as a result of potential settlements of tax authority examinations and could decrease by up to $10 million as a result of the expiration of statutes of limitation.

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In February 2012, the Internal Revenue Service, or IRS, completed its field audit of our federal income tax returns for fiscal years 2005 through 2008 and issued the Revenue Agent’s Report.  The most significant proposed adjustments are comprised of related party transactions between our U.S. parent company and our foreign subsidiaries. We are contesting these adjustments through the IRS Appeals Office and cannot predict when a resolution will be reached.

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

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended
	March 30, 2014	March 31, 2013
	(In millions except per share amounts)
Net income	$268.9	$166.2
Share-based compensation	30.0	21.7
Amortization of acquisition-related intangible assets	21.3	12.2
Convertible debt interest	21.0	23.6
Income tax adjustments	(11.2)	(16.8)
Non-GAAP net income	$330.0	$206.9

Diluted net income per share:	$1.14	$0.68
Share-based compensation	0.15	0.09
Amortization of acquisition-related intangible assets	0.10	0.05
Convertible debt interest	0.10	0.10
Income tax adjustments	(0.05)	(0.07)
Non-GAAP diluted net income per share	$1.44	$0.85

Reconciliation of Diluted Shares.

	Three months ended
	March 30, 2014	March 31, 2013
	(In thousands)
GAAP diluted shares	234,914	245,577
Adjustment for share-based compensation	296	19
Offsetting shares from bond hedge	(5,702)	—
Non-GAAP diluted shares	229,508	245,596

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

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	Three months ended
	March 30, 2014	March 31, 2013
	(In millions)
Net cash provided by operating activities	$382.1	$473.6
Net cash used in investing activities	(154.7)	(338.9)
Net cash provided by (used in) financing activities	(96.7)	11.8
Effect of changes in foreign currency exchange rates on cash	—	6.1
Net increase in cash and cash equivalents	$130.7	$152.6

Operating Activities. Cash provided by operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities. The decrease in cash provided by operations in the first quarter of fiscal year 2014, compared to the first quarter of fiscal year 2013, resulted primarily from higher cash used for working capital. The cash provided by accounts receivable was lower in the first quarter of fiscal year 2014, compared to the first quarter of fiscal year 2013, due primarily to higher sales in the first quarter of fiscal year 2014. Inventory was a use of cash in the first quarter of fiscal year 2014, compared to a source of cash in the first quarter of fiscal year 2013, due primarily to an increased balance of raw materials and work-in-progress. The lower usage of cash for accounts payable trade and related parties in the first quarter of fiscal year 2014, compared to the first quarter of fiscal year 2013, was due primarily to the timing of payments. The increase in cash used for other liabilities in the first quarter of fiscal year 2014, compared to the first quarter of fiscal year 2013, was due primarily to higher payments related to payroll, incentive compensation and income taxes in the first quarter of fiscal year 2014.

Investing Activities. Net cash used by investing activities in the first quarter of fiscal year 2014 was primarily related to the net purchases of short and long-term marketable securities of $122 million and acquisition of property and equipment of $35 million. Net cash used in investing activities in the first quarter of fiscal year 2013 was primarily related to the net purchase of short and long-term marketable securities of $344 million and acquisition of property and equipment of $48 million, offset by repayments of notes receivables from Flash Ventures of $54 million.

Financing Activities. Net cash used in financing activities in the first quarter of fiscal year 2014 was primarily related to cash paid for share repurchases of $114 million and dividends paid of $52 million, offset by cash received from employee stock programs of $52 million and excess tax benefit from share-based plans of $17 million. Net cash provided by financing activities in the first quarter of fiscal year 2013 was primarily related to cash received from employee stock programs of $93 million and excess tax benefit from share-based plans of $8 million, offset by share repurchases of $90 million.

Liquid Assets. At March 30, 2014, we had cash, cash equivalents and short-term marketable securities of $2.81 billion. We had $3.51 billion of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining maturity of each marketable security being greater than one year.

Short-Term Liquidity. As of March 30, 2014, our working capital balance was $2.63 billion. During fiscal year 2014, we expect our total capital investment to be $1.5 billion to $1.7 billion, including our net capital investments in Flash Ventures and our investment in non-fab property and equipment. We expect these fiscal year 2014 investments to be funded approximately half by our cash and half by the Flash Ventures’ working capital and equipment leases. Through the first quarter of fiscal year 2014, total capital investments were $275 million, of which $35 million was funded by our cash.

The conversion provision of the 1.5% Notes due 2017 allows the holders the option to convert their notes during the following calendar quarter if our stock price exceeds 130% of the conversion price of the 1.5% Notes due 2017 for at least 20 trading days during the last 30 consecutive trading days of the current calendar quarter. The conversion threshold was met during the calendar quarter ended March 31, 2014 and the 1.5% Notes due 2017 became convertible at the holders’ option beginning on April 1, 2014 and ending June 30, 2014. Accordingly, the carrying value of the notes was reclassified from long-term to short-term debt as of March 30, 2014 and the difference between the principal amount payable in cash upon conversion and the carrying value of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on our Condensed Consolidated Balance Sheet as of March 30, 2014, and will remain so while the notes are convertible. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Consequently, the 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met in future quarters. Upon conversion of any of the 1.5% Notes due 2017, we will deliver cash up to the principal amount of the 1.5% Notes due 2017, and we will deliver shares of our common stock with respect to any conversion value greater than the principal amount of the 1.5% Notes due 2017. As of March 30, 2014, no 1.5% Notes due 2017 had been converted. Based on the closing price of our common stock of $80.61 on March 30, 2014, if all of the 1.5% Notes due 2017 were converted, it would result in 6.9 million shares being distributed to the holders.

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

On April 15, 2014, our Board of Directors declared a dividend of $0.225 per share for holders of record as of May 5, 2014. We plan to pay approximately $52 million to these holders of record on May 27, 2014. We expect to continue to pay quarterly dividends subject to declaration by our Board of Directors.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements. The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain shareholder equity of at least $1.51 billion. As of March 30, 2014, Flash Ventures was in compliance with all of its master lease covenants, including the shareholder equity covenant with our stockholders’ equity at $7.07 billion as of March 30, 2014. If our shareholders’ equity falls below $1.51 billion or other events of default occur, Flash Ventures would become non-compliant with certain covenants under certain master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements, which at March 30, 2014 was 57 billion Japanese yen, or approximately $556 million based upon the exchange rate at March 30, 2014.

As of March 30, 2014, the amount of cash and cash equivalents and short and long-term marketable securities held by foreign subsidiaries was $921 million, and a portion of this amount could be subject to U.S. income taxes if repatriated to the U.S. We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. As of March 30, 2014, no provision had been made for U.S. income taxes or foreign withholding taxes on $752 million of undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S. We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

In the third quarter of fiscal year 2013, under our share repurchase program, we entered into an ASR agreement with a financial institution to purchase $1.0 billion of our common stock. In exchange for an up-front payment of $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which ended on April 8, 2014. During the third quarter of fiscal year 2013, 14.5 million shares were initially delivered to us under this ASR agreement. In April 2014, the ASR was settled and we received an additional 0.6 million shares from the financial institution for a total of 15.1 million shares, which resulted in a variable weighted-average price of $66.07 per share.

Of the aggregate $3.75 billion authorized for share repurchases by our Board of Directors since the fourth quarter of fiscal year 2011, approximately $1.84 billion remained available for share repurchases as of March 30, 2014. Since the fourth quarter of fiscal year 2011 through March 30, 2014, we have spent an aggregate $1.91 billion to repurchase 31.7 million shares, and an additional 0.6 million shares were received in April 2014 upon settlement of the ASR. Included in the aggregate repurchase activity are 1.3 million shares that were repurchased for an aggregate amount of $90 million during the three months ended March 30, 2014. In addition to repurchases under our repurchase program, during the three months ended March 30, 2014, we spent $24 million to settle employee tax withholding obligations due upon the vesting of RSUs and withheld an equivalent value of shares from the employees’ vesting RSUs.

Long-Term Requirements. Depending on the forecasted demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication capacity and assembly and test manufacturing equipment. We may also engage in merger or acquisition transactions, make equity investments in other companies, or purchase or license technologies. These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts, could prevent us from funding Flash Ventures, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, engaging in investments in or acquisitions of companies, growing our business, responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

Financing Arrangements. At March 30, 2014, we had $1.0 billion aggregate principal amount of our 1.5% Notes due 2017 and $1.5 billion aggregate principal amount of our 0.5% Notes due 2020 outstanding. See Note 6, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

1.5% Notes due 2017. Concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire up to approximately 19.1 million shares of our common stock at an exercise price of $73.3250 per share. The 1.5% Notes due 2017 contain provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. After adjusting for the dividends paid through March 30, 2014, holders of the warrants may acquire up to approximately 19.3 million shares of our common stock at a strike price of $72.5633 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018, and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of March 30, 2014, the warrants had not been exercised and remain outstanding. In addition, concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties initially agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The 1.5% Notes due 2017 contain provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. After adjusting for the dividends paid through March 30, 2014, the counterparties may acquire up to approximately 19.3 million shares of our common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $51.83 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017. As of March 30, 2014, we had not purchased any shares under this convertible bond hedge agreement.

0.5% Notes due 2020. Concurrent with the issuance of the 0.5% Notes due 2020, we sold warrants to acquire up to approximately 16.3 million shares of our common stock at an exercise price of $122.9220 per share. The 0.5% Notes due 2020 contain provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021, and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of March 30, 2014, the warrants had not been exercised and remain outstanding. In addition, concurrent with the issuance of the 0.5% Notes due 2020, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 16.3 million shares of our common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The 0.5% Notes due 2020 contain provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day that none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 0.5% Notes due 2020, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 0.5% Notes due 2020. As of March 30, 2014, we had not purchased any shares under this convertible bond hedge agreement.

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

From time-to-time, we and Toshiba mutually approve the purchase of equipment for Flash Ventures in order to convert to new process technologies or add wafer capacity. Flash Partners Ltd., or Flash Partners, and Flash Alliance Ltd., or Flash Alliance, have been previously equipped to full wafer capacity. Flash Forward Ltd, or Flash Forward, occupies Fab 5 which is being built in two phases. By the third quarter of fiscal year 2014, Phase 1 of the building is expected to be fully utilized with the addition of equipment including 1Y-nanometer technology transition tools, development tools for 3D NAND, and tools for a planned increase in Flash Ventures wafer capacity of less than 5%.

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

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee, on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantees as of March 30, 2014 were $556 million, based upon the exchange rate at March 30, 2014.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at March 30, 2014 and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 11, “Commitments, Contingencies and Guarantees,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Because we purchase substantially all of our flash memory wafers from Flash Ventures, our flash memory costs, which represent the largest portion of our cost of revenue, are based upon wafer purchases denominated in Japanese yen. However, our cost of revenue in any given quarter generally reflects wafer purchases that were made in the previous quarter, and is impacted by hedging decisions we may make from time to time, including entering into forward contracts or other instruments to hedge our future Japanese yen purchase rate. Based on wafer purchases made in the first quarter of fiscal year 2014 and forward contracts entered into for early 2014, changes in the Japanese yen to U.S. dollar exchange rate after March 2014 are not expected to have a material impact on our cost of revenue in the second quarter of fiscal year 2014. We expect the average rate of the Japanese yen to the U.S. dollar for the wafer portion of our cost of revenue to be approximately 101 Japanese yen to the U.S. dollar for the second quarter of fiscal year 2014, in comparison to a rate of approximately 99 Japanese yen to the U.S. dollar in our first quarter of fiscal year 2014. Our wafer purchases are denominated in Japanese yen and generally comprise approximately 50% of our cost of revenue. As of March 30, 2014, approximately 38% of our expected Japanese yen denominated wafer purchases for the remainder of fiscal year 2014 have been hedged at an average rate of approximately 100 Japanese yen to the U.S. dollar. See Item 3, “Quantitative and Qualitative Disclosure About Market Risk - Foreign Currency Risk” for more information about our foreign currency forward and cross currency swap contracts.

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

There were no significant changes to our critical accounting policies during the three months ended March 30, 2014. For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 21, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of March 30, 2014, a hypothetical 50 basis point increase in interest rates would result in an approximate $38 million decline (less than 0.8%) of the fair value of our available-for-sale debt securities.

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

At March 30, 2014, we had foreign exchange forward contracts in place that amounted to a net purchase in U.S. dollar-equivalents of $140 million in foreign currencies to hedge our foreign currency denominated monetary net liability position. The notional amount and unrealized loss of our outstanding foreign exchange forward contracts that are non-designated (balance sheet hedges) as of March 30, 2014, based upon the exchange rate as of March 30, 2014, are shown in the table below. In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10%. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Loss	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges:
Forward contracts sold	$(21.5)	$—	$(2.1)
Forward contracts purchased	161.4	(1.1)	(11.4)
Total net outstanding contracts	$139.9	$(1.1)	$(13.5)

At March 30, 2014, we had foreign exchange forward contracts in place that amounted to a net purchase in U.S. dollar-equivalent of approximately $459 million to partially hedge our expected future wafer purchases and R&D expenses in Japanese yen. As of March 30, 2014, the maturities of these contracts were 12 months or less. The notional amount and unrealized loss of our outstanding foreign exchange forward contracts that are designated as cash flow hedges as of March 30, 2014 based upon the exchange rate as of March 30, 2014 are shown in the table below. In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10% as of March 30, 2014.

	Notional Amount	Unrealized Loss	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Cash flow hedges	$458.5	$(16.0)	$(57.5)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our non-operating results. We have foreign exchange forward contracts with two European banks. With one bank we have contracts outstanding to purchase foreign currency with a U.S. dollar-equivalent of $13 million and to sell foreign currency with a U.S. dollar-equivalent of $9 million. With regards to the second bank we have contracts outstanding to purchase foreign currency with a U.S. dollar-equivalent of $21 million and to sell foreign currency with a U.S. dollar-equivalent of $12 million. We do not have any European sovereign debt. We manage our investments and foreign exchange contracts to limit our exposure to any one issuer or bank.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at March 30, 2014. Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 30, 2014. Based on their evaluation as of March 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10‑Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 13, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Our operating results may fluctuate significantly, which may harm our financial condition and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. Our results of operations are subject to fluctuations and other risks, including, among others:

•	competitive pricing pressures or product mix changes, resulting in lower average selling prices, lower revenue and reduced margins;

•	weakness in demand in one or more of our product categories, such as embedded products or SSDs, or adverse changes in our product or customer mix;

•	inability to reduce product costs to keep pace with reductions in average selling prices, resulting in lower or negative product gross margin;

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

•
fluctuations or declines in our license and royalty revenue due to license agreement renewals on less favorable terms, non-renewals, declines in sales of the products or use of technology underlying the license and royalty revenue by our licensees, or failure by our licensees to perform on contractual obligations;

•	lengthy, costly and unpredictable design, qualification and sales processes for OEM customers, particularly with embedded and SSD products;

•	increased costs and lower gross margin due to potentially higher warranty claims from our more complex solutions;

•	excess inventory or lost sales resulting from unpredictable or changing demand for our products;

•	failure to manage the risks associated with our ventures and strategic partnerships with Toshiba;

•
failure of the rate of growth of our captive flash memory supply to keep pace with that of our competitors for an extended period of time, resulting in lost sales opportunities and reduced market share;

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

Competitive pricing pressures or product mix changes may result in lower average selling prices for our products, and if such price declines are not offset by a corresponding increase in demand for our products or a reduction in our costs, our revenue, margins or both may decline. The price of NAND flash memory is influenced by, among other factors, the balance between supply and demand, including the effects of new industry fab capacity, macroeconomic factors and business conditions, technology transitions, conversion of industry DRAM capacity to NAND, development of new technologies such as 3D NAND or other actions taken by us or our competitors to gain market share. In particular, the NAND flash memory industry has, from time-to-time, experienced periods of excess supply, resulting in price declines. Industry bit supply is expected to continue to grow, and if bit supply grows at a faster rate than market demand, the industry could again experience unanticipated price declines. If we are not able to offset price declines with sufficient increases in unit sales or average memory capacity per unit or a shift in product mix towards products with higher average selling prices, our revenue may be harmed. In addition, our products have varying gross margins and, to the extent our revenue mix shifts towards products with lower gross margins, our overall profitability may decline or not grow as expected.

If we are unable to reduce our product costs to keep pace with reductions in average selling prices, our gross margin may be harmed. Because of the historical and expected future declines in the price of NAND flash memory, we need to reduce our product costs in order to maintain adequate gross margin. Our ability to reduce our cost per gigabyte of memory produced depends on technology transitions and the improvement of manufacturing efficiency, including manufacturing yields. If our technology transitions (for example, the production ramp of NAND technology on the 1Y‑nanometer or 1Z‑nanometer process nodes) take longer or are more costly to complete than anticipated, our flash memory costs may not remain competitive with other NAND flash memory producers, which would harm our gross margin and financial results. The transitions to 1Y‑nanometer and 1Z‑nanometer will likely lead to less product cost reduction than we have experienced with prior technology node transitions. Furthermore, the inherent physical technology limitations of NAND flash technology may result in more costly technology transitions than we have experienced in the past, particularly with respect to required capital expenditures, which could further limit our ability to keep pace with reductions in average selling prices. Manufacturing yields are a function of both design and manufacturing process technology, and yields may also be impacted by equipment malfunctions, fabrication facility accidents or human error. Manufacturing yield issues may not be identified during the development or production process or solved until an actual product is manufactured and tested, further increasing our costs. If we are unable to improve manufacturing yields or other manufacturing efficiencies, our gross margin and results of operations would be harmed. In addition, our products contain non-flash memory materials and require product level assembly and test. Our non-flash memory product costs are increasing as a percentage of our overall products costs as we grow our sales mix of more complex products. If we are unable to reduce the cost of non-flash memory materials and manufacturing, our gross margin and results of operations would be harmed. In addition, as 2D NAND technology reaches its limits of cost-effective technology scaling, the development of alternative technologies, such as the 3D NAND and 3D ReRAM technologies we are working on, is crucial to continue the cost reductions necessary to maintain adequate gross margin. For example, we have announced that we expect our 3D NAND to go into pilot production in the second half of fiscal year 2015, with commercial ramp in 2016. Our failure to develop 3D NAND or other alternative technologies in a timely or effective manner, or at all, or the failure of these technologies to effectively compete with those of our competitors, could harm our revenue, gross margin and results of operations.

Our captive manufacturing capacity requires significant investments by us, and our reliance on and investments in captive manufacturing capacity limit our ability to respond to industry fluctuations in supply and demand. We rely on our significant investments in Flash Ventures as a captive source of substantially all of our NAND flash memory supply. Growth in our captive memory supply comes from investments in technology transitions, productivity improvements and new capacity at Flash Ventures. The future transition to 3D NAND will require a significantly greater amount of equipment and, correspondingly, require additional cleanroom space to house the new equipment necessary for the transition without reducing wafer capacity. If we do not have adequate existing cleanroom space, we would need to reduce our wafer capacity or invest in new facilities to provide additional cleanroom space to fully implement the transition to 3D NAND, which may increase our capital requirements and could adversely impact our financial results.

The semiconductor industry, and the NAND flash memory industry in particular, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. We are limited in our ability to react or adjust our cost structure and technology mix in response to these cyclical fluctuations. Investment decisions regarding our captive memory supply require significant planning and lead-time before an increase in supply can be realized, and are further determined by factors such as the timing, rate and type of investment by us and Toshiba, our partner in Flash Ventures, agreement between us and Toshiba as to these matters, our evaluation of the potential return on investment of the addition of new capacity, particularly in light of the timing, cost and availability of next generation technology, our profitability, our estimation of market demand and our liquidity position. A failure to accurately forecast demand for our products or industry capacity could cause us to over-invest or under-invest in the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. For example, in fiscal year 2008 and the first quarter of fiscal year 2009, we recorded charges for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. On the other hand, if we or Toshiba under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect or we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply to meet demand on a timely and cost effective basis and we may lose opportunities for revenue growth and market share as a result, which would harm our ability to grow revenue. In such cases, we may have only a limited ability to satisfy our supply needs from non-captive supply sources and may not be able to obtain the right mix of non-captive product that meets our requirements within an adequate lead time or at a cost that allows us to generate an adequate gross margin. Furthermore, if our memory supply is limited, we may make strategic decisions with respect to the allocation of our supply among our products and customers in an effort to preserve our long-term goals. However, these strategic allocation decisions may result in less favorable gross margin in the short term or damage certain customer relationships. Our customers also may not allow us to change the memory in the products that they have already qualified, which can further limit our ability to satisfy our supply needs from other sources for products that require long and extensive qualification cycles. For example, certain of our embedded products and SSDs utilize older memory technology nodes for extended periods of time, based on customer demand, requiring us to produce multiple technology nodes in parallel, increasing the complexity and cost of our business and limiting our manufacturing flexibility. Our inability to obtain sufficient cost-effective non-captive memory that meets our requirements may cause us to lose sales, market share and profits, which would harm our operating results. In addition, we are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed under Flash Ventures and the foundry arrangement with Toshiba for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margin. Our limited ability to react to fluctuations in supply and demand makes us particularly susceptible to variations from our forecasts and expectations, and even in times of excess demand, our operating results may be harmed.

The future growth of our business depends on the development and performance of new and existing markets for flash memory, including the SSD markets, and on our ability to penetrate, maintain or improve our position in these markets. Historically, removable flash memory imaging cards and USB drives, both sold primarily through the retail channel, provided the majority of our revenue. As growth in these retail products slowed, we increased sales of embedded NAND flash memory and cards for devices such as mobile phones, tablets, and other mobile devices, which now represent the largest percentage of our revenue. More recently, SSD products have generated the largest portion of our revenue growth. Our future growth is dependent on the development of new markets, new applications and new products for NAND flash memory, and on the continued use of NAND flash memory in existing markets and on our ability to penetrate, maintain or improve our position in such markets. There can be no assurance that the use of NAND flash memory in existing markets and products will continue or grow fast enough, or at all, that we will be able to maintain or improve our position in existing markets, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow.

Over the next several years, we believe that the largest growth areas for NAND flash will be SSD solutions, whereas the mobile market for NAND flash is expected to grow at a slower rate than in the past, and the retail market for NAND flash is expected to be approximately constant or declining. We will continue to make significant investments in the development of hardware and software solutions for SSD markets in order to successfully penetrate and gain market share in SSD solutions. Our ability to succeed in the SSD solutions market is subject to various risks and uncertainties, including, among other things:

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

•
due to longer customer product cycles and end-of-life product support requirements in SSD solutions, we may be unable to transition customers to our leading edge products in a timely manner, or at all, which would prevent us from achieving the full cost advantage of new technology transitions, or adequately supply products that utilize older memory technology nodes;

•
we may transition fab capacity to new technology nodes too quickly, which could result in inadequate supply of older memory technology nodes required for certain SSD solutions, limiting or reducing our revenue or market share;

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

Our revenue depends in large part on our ability to achieve design wins with OEM customers and the success of products sold by our OEM customers. Our primary OEM products include cards for mobile devices, embedded memory products, and SSDs for the notebook, storage and server markets. Our OEM revenue is primarily dependent upon our products meeting OEM specifications and the achievement of design wins in an OEM’s products such as mobile phones, tablets, computers and enterprise servers. Even if our products meet OEM specifications, our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors, on the OEMs’ ability to create, market and sell their products successfully, and our ability to supply our products in sufficient quantity and in a timely manner. For example, in the first half of fiscal year 2012, our OEM sales declined because our next generations of mobile embedded products were in various stages of development and qualification, and because mobile OEM customers reduced their rate of card bundling and bundled lower capacity cards. If our OEM customers are not successful in selling their current or future products in sufficient volume or in a timely manner, should they decide not to use our products in the volumes and within the timeframes that we anticipate, or at all, or should we not be able to produce our products in sufficient quantity or quality, our revenue, operating results and financial condition could be harmed.

Sales to a small number of customers represent a significant portion of our revenue, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenue and operating results could suffer. Our ten largest customers represented approximately 49% of our revenue in both of the three month periods ended March 30, 2014 and March 31, 2013. In the three months ended March 30, 2014, one customer accounted for 17% of our revenue. We had two customers that exceeded 10% of our total revenue in the three months ended March 31, 2013, representing 19% and 12% of our total revenue. The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and there have been changes in the market share concentration among our customers. Many of our OEM customers purchase more than one product category from us. We expect fluctuations in our customer and licensee base and the mix of our revenue by customer and licensee to continue as our markets and strategies evolve, which could make our revenue less predictable from period-to-period. Our sales are generally made from standard purchase orders and short-term commitments rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time with limited notice or penalty. If we were to lose one or more of our major customers or experience any material reduction in orders from, or a material shift in product mix by, any of these customers, or if we were to lose one or more of our licensees or any of our licensees were to materially reduce their sales of licensed products, our revenue and operating results could suffer.

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

We sell our enterprise SSDs to a limited number of OEM customers that have long design, qualification and sales processes, and we expect growing demand from hyperscale customers that may be difficult to forecast. The enterprise SSD market is comprised of a relatively limited number of OEM customers, with long design, qualification and test cycles prior to sales. OEM customers in the enterprise SSD market typically also require us to customize our products, which could further lengthen the product design, qualification, manufacturing and sales process. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any customer orders on the timelines or in the quantities we expect. These lengthy and uncertain processes also make it difficult for us to forecast demand and timing of customer orders. Moreover, we start manufacturing our products and placing orders for materials and components based on non-binding forecasts that our OEM customers provide to us, further increasing our inventory exposure when actual sales vary from the OEM customer’s forecasts. The difficulty in forecasting demand and the customized nature of our products for certain OEMs make it difficult to anticipate our inventory requirements, which may cause us to over-purchase materials and components or over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Furthermore, due to longer customer product cycles, we may not be able to transition customers to our leading edge products, which would prevent us from benefitting from the technology transitions that enable cost reductions, which may harm our gross margin. For the enterprise products we acquired with the SMART Storage Systems, or SMART Storage, acquisition, we are in the process of transitioning these products from non-captive memory to captive memory, and delays in the qualification of captive memory for these products may cause unexpected declines in our revenue or margins from these products. We expect growing demand for our SSD solutions from hyperscale customers. These hyperscale customers may place orders for significant volumes with short lead times that may be difficult for us to forecast and fulfill, which could result in the loss of sales opportunities and adversely affect our business.

We rely substantially on our ventures and strategic partnerships with Toshiba, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results. Substantially all of our NAND flash memory is supplied by Flash Ventures. In addition, we partner with Toshiba on the development of NAND flash technology and we have entered into strategic partnerships with Toshiba relating to research and development for the next technology transitions of NAND flash and alternative technologies beyond NAND flash technologies. These ventures and strategic partnerships are subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending or our future growth opportunities, including, among others:

•
under the terms of our venture agreements with Toshiba, which govern the operations of Flash Ventures, we have limited power to unilaterally direct most of the activities that most significantly impact Flash Ventures’ performance, including technology transitions, capital investment and other manufacturing and operational activities at Flash Ventures; the process of reaching agreement with Toshiba may be time consuming and may result in decisions that could harm our future results of operations, financial condition or competitiveness;

•	the terms of our arrangements with Toshiba include provisions such as exclusivity, transfer restrictions, and limited termination rights, which limit our flexibility; and

•
we may not always agree with Toshiba on the NAND research and development roadmap or the technology path beyond NAND flash memory, we or Toshiba may have different priorities with respect to investment in Flash Ventures or future technologies, and divergent technology paths and investment priorities may adversely impact our results of operations.

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

Growth of our NAND flash memory bit-supply at a slower rate than the overall industry for an extended period of time would result in lowering our industry market share which could limit our future opportunities or harm our financial results. Our strategy has been to focus on increasing our share of high-value solutions rather than our industry bit share. During 2013, our competitors in total grew their NAND flash memory bits faster than us and we expect this trend to continue in 2014. Successful broad-based commercialization of 3D NAND may accelerate the growth of NAND flash bits more than we anticipate. If our bit growth lags behind our competitors for an extended period of time, it will reduce our captive flash bit market share in the industry. With lower bit market share, we may not be able to sufficiently address all market opportunities. Some of our customers may want to buy multiple types of products or specific quantities of our products and if we limit the growth of our production, we may not be able to meet customer volume supply requirements or other competitors with greater market share may become more preferred suppliers based upon either the breadth of product offerings or volume of product supply. In addition to the potential loss of bit market share, our competitors may realize better cost declines than us enabled by improved economies of scale achieved through additional bit growth. If our competitors have lower costs, this could allow our competitors to offer similar products at a lower price than us which could harm our competitiveness and financial results. If we decide to purchase non-captive supply from competitors to provide supply to our customers, there is no guarantee we will be able to secure such supply at a competitive price, or in the right product mix or quality level or in sufficient volume, or at all.

Difficulty in forecasting demand for our products may result in excess inventory or lost sales, either of which could harm our financial results. A significant portion of our quarterly sales are from orders received and fulfilled in that quarter. Additionally, we depend upon timely reporting from some of our customers as to their inventory levels and sales of our products in order to forecast demand for our products. The failure to accurately forecast demand for our products may result in lost sales or excess inventory and associated reserves or write-downs, any of which could harm our business, financial condition and operating results.

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

We require an adequate level of product gross margin to continue to invest in our business, and our product gross margin may vary significantly depending on a number of factors. Our ability to generate sufficient product gross margin and profitability to invest in our business is influenced by supply and demand balance in the flash memory industry, the mix of our product sales, our ability to reduce our cost per gigabyte at an equal or higher rate than the price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers and our management of production capacity and technology transitions. Other factors that could result in volatility in our product gross margin include fluctuations in customer mix, as well as variations in the technologies or form factors of our products. For example, we experienced negative product gross margin for fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write-downs. If we fail to maintain adequate product gross margin and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities, including funding technology development and capacity expansion. Furthermore, as we diversify the products that we sell, changes in our product mix could result in volatility in our product gross margin, since we have significant variation in our product gross margin across product lines, and some of the products that we sell have product gross margin that is significantly below our overall average.

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

We develop new products, technologies and standards, which may not be widely adopted by consumers or enterprises, or, if adopted, may reduce demand for our older products. We devote significant resources to the development of new products, technologies and standards. New products may require significant upfront investment with no assurance of long-term commercial success or profitability. As we introduce new products, standards or technologies, such as our ULLtraDIMM™ SSD, which we announced in January 2014, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all. Failure of consumers or enterprises to adopt our new products, standards or technologies could harm our results of operations as we fail to reap the benefits of our investments. Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products, negatively impact our license and royalty revenue, or increase license and royalty expense. If new standards are broadly accepted and we do not adopt these new standards in our products, our revenue and results of operations may be harmed.

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

•
Client Storage Solution Manufacturers. In the market for client computing SSDs, we face competition from large NAND flash producers such as Intel, Micron, Samsung and Toshiba, from third-party client SSD solution providers such as Kingston Technology Co., Inc., and from hard drive manufacturers such as Seagate Technology PLC, or Seagate, and Western Digital Corporation, or WDC. In this market, we compete with these industry players largely on the basis of performance capabilities, price and product reliability. Many of the large NAND flash producers have long established relationships with computer manufacturers, or are computer manufacturers themselves, which gives them a competitive advantage in qualifying and integrating their client storage solutions in this market as well as the ability to leverage competencies that have been developed through these relationships in the past. Hard drive manufacturers may also have a competitive advantage in their ability to leverage their existing relationships and brand recognition with customers, as well as their ability to leverage existing technology in creating hybrid drive products. Our failure to compete effectively against these industry players could harm our business and results of operations.

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

We rely on trade secrets to protect some of our intellectual property. Trade secrets are difficult to maintain and protect. We have taken measures to protect our trade secrets and proprietary information, such as the use of confidentiality agreements with employees and business partners, but there is no guarantee that these measures will be effective. These agreements may be unenforceable or difficult and costly to enforce, and our proprietary information may be stolen or misused, otherwise become known or be independently developed by competitors. Enforcement of claims that a third party has illegally obtained or used trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than domestic courts to protect trade secrets. Our failure to obtain or maintain trade secret protection could adversely affect our competitive position and harm our business.

The success of our branded products depends in part on the positive image that consumers have of our brands. We believe the popularity of our brands makes them a target of counterfeiting or imitation, with third parties attempting to pass off counterfeit products as our products. Any occurrence of counterfeiting, imitation or confusion with our brands could adversely affect our reputation and impair the value of our brands, which in turn could negatively impact sales of our branded products, our market share and our gross margin, as well as increase our administrative costs related to brand protection and counterfeit detection and prosecution.

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

The Flash Ventures’ master equipment lease obligations contain covenants, which if breached, would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, some of the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of March 30, 2014, Flash Ventures was in compliance with all of its master lease covenants.

If our stockholders’ equity were to fall below $1.51 billion, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $556 million, based upon the exchange rate at March 30, 2014, covered by our guarantee under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available.

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

Our international business activities could also be limited or disrupted by any of the following factors:

•	the need to comply with foreign government regulation;

•	the need to comply with U.S. regulations on international business, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010 and rules regarding conflict minerals;

•	changes in diplomatic and trade relationships or government intervention, which may impact our ability to sell to certain customers;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia, including natural disasters or labor strikes;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	a higher degree of commodity pricing than in the U.S.;

•	changes in, or the particular application of, government regulations;

•	import or export restrictions that could affect some of our products, including those with encryption technology;

•	duties and/or fees related to customs entries for our products, which are all manufactured offshore;

•	longer payment cycles and greater difficulty in accounts receivable collection;

•	adverse tax rules and regulations;

•	weak protection of our IP rights;

•	delays in product shipments due to local customs restrictions; and

•	delays in research and development that may arise from political unrest at our development centers in Israel or other countries.

Our common stock and convertible notes prices have been, and may continue to be, volatile, which could result in investors losing all or part of their investments. The market prices of our common stock and convertible notes have fluctuated significantly in the past and may continue to fluctuate in the future. We believe that such fluctuations will continue as a result of many factors, such as financing plans, future announcements concerning us, our competitors or our principal customers regarding financial results or expectations, technological innovations, industry supply and demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation, changes in earnings estimates by analysts or our ability to meet the expectations of investors or analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high-technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may harm the market price of our common stock as well as the prices of our outstanding convertible notes.

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

New conflict minerals regulations are causing us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products. In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These new rules require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or any adjoining country. These new rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. During the course of our diligence procedures, we could find that the minerals procured by one or more of our suppliers are not “conflict free” or discover violations of other rules, regulations or laws. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers, including OEM and other customers in our commercial channel, may require that our products be free of conflict minerals, and our revenue and margin may be harmed if we are unable to provide assurances to our customers that our products are “conflict free” or to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be significant costs associated with complying with the diligence and disclosure requirements, such as costs related to determining the source of certain minerals used in our products and costs of an independent private sector audit, to the extent required, as well as costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

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

We have significant financial obligations related to Flash Ventures, as well as under our 1.5% Convertible Senior Notes due 2017 and our 0.5% Convertible Senior Notes due 2020, which could negatively impact our cash flows and financial position. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of March 30, 2014, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $556 million based on the exchange rate at March 30, 2014. We also have significant commitments for the future fixed costs of Flash Ventures, and we expect to continue to incur significant obligations with respect to, as well as make continued investments in, Flash Ventures. In addition, as of March 30, 2014, the aggregate principal amount outstanding under our 1.5% Convertible Senior Notes due 2017 (the “1.5% Notes due 2017”) and our 0.5% Convertible Senior Notes due 2020 (the “0.5% Notes due 2020,” and together with the 1.5% Notes due 2017, the “Notes”) was $2.5 billion. The Notes may become convertible at the option of the holders for certain periods as a result of, among other things, fluctuations in our stock price. For example, the 1.5% Notes due 2017 became convertible on April 1, 2014, and will remain convertible through June 30, 2014, as a result of the trading price of our common stock exceeding 130% of the conversion price for at least 20 trading days during the 30 consecutive trading day period ended March 31, 2014. Convertibility of the Notes based on the trading price of our common stock is assessed on a calendar-quarter basis. Upon any conversion of the Notes, we will be required to deliver cash up to the principal amount of the Notes that are converted and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, which would result in dilution to our shareholders. We may not have sufficient funds to make payments related to our Flash Ventures obligations or under the Notes when converted or due. Further, these obligations could negatively impact our cash flows and limit our ability to use our cash flow for our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate purposes.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act based upon settlement date during the three months ended March 30, 2014 (in millions, except share and per share amounts).

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
December 29, 2013 to January 26, 2014	—	$—	—
January 27, 2014 to February 23, 2014	1,273,485	70.67	1,273,485
February 24, 2014 to March 30, 2014	—	—	—
Total	1,273,485		1,273,485	$1,837

(a)
Our Board of Directors has authorized a share repurchase program that allows management to repurchase shares of our stock. The share repurchase program does not obligate us to acquire any specific number of common stock, or any shares at all, and may be suspended at any time at our discretion. The timing and amount of any repurchase of shares is determined by our management, based on its evaluation of market conditions, cash on hand, applicable legal requirements and other factors. Under the share repurchase program, shares may be repurchased from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. Our current program to repurchase shares up to $2.5 billion of our common stock was announced on July 31, 2013 and will remain in effect until the available funds have been expended or it is terminated by our Board of Directors. Funds available for share repurchases under our prior share repurchase program, which our Board of Directors authorized in October 2011 and increased in December 2012, were fully expended in the third quarter of fiscal year 2013.

(b)	Does not include amounts paid for commissions.

In the third quarter of fiscal year 2013, under our share repurchase program, we entered into an accelerated share repurchase, or ASR, agreement with a financial institution to purchase $1.0 billion of our common stock. In exchange for an up-front payment of $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which ended on April 8, 2014. During the third quarter of fiscal year 2013, 14.5 million shares were initially delivered to us under this ASR agreement. In April 2014, the ASR was settled and we received an additional 0.6 million shares from the financial institution for a total of 15.1 million shares, which resulted in a variable weighted-average price of $66.07 per share.

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

SANDISK CORPORATION

Dated:	May 1, 2014	By:	/s/ Judy Bruner
Judy Bruner
Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)

S - 1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-96298	3.2	8/29/1995
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.	10-Q	000-26734	3.1	8/16/2000
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.	S-3	333-85686	4.3	4/5/2002
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.	8-K	000-26734	3.1	6/1/2006
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.	8-K	000-26734	3.1	5/28/2009
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.	8-K/A	000-26734	3.5	5/16/1997
3.7	Certificate of Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.	8-A	000-26734	3.2	9/25/2003
3.8	Amended and Restated Bylaws of the Registrant dated September 11, 2013.	8-K	000-26734	3.1	9/17/2013
4.1	Rights Agreement, dated as of September 15, 2003, by and between the Registrant and Computershare Trust Company, Inc.	8-A	000-26734	4.2	9/25/2003
4.2	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006. by and between the Registrant and Computershare Trust Company, Inc.	8-A/A	000-26734	4.2	11/8/2006
4.3	Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017, dated as of August 25, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	8/25/2010
4.4	Indenture (including form of Notes) with respect to the Registrant’s 0.5% Convertible Senior Notes due 2020, dated as of October 29, 2013, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	10/29/2013
10.1	Consultant Services Agreement, dated January 13, 2014, between the Registrant and Dr. Chenming Hu					●
12.1	Computation of ratio of earnings to fixed charges.					●
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					●
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					●
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					●
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					●
101.INS	XBRL Instance Document.					●
101.SCH	XBRL Taxonomy Extension Schema Document.					●
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					●
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					●
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					●
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					●

*	Furnished herewith.

E - 1