Form 10-Q
period 2014-06-29
SANDISK CORP
filed 2014-07-31
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

Number of shares outstanding of the issuer’s common stock, $0.001 par value, as of June 29, 2014: 224,228,963.

SANDISK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 29, 2014	December 29, 2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$885,115	$986,246
Short-term marketable securities	1,794,356	1,919,611
Accounts receivable, net	759,967	682,809
Inventory	751,683	756,975
Deferred taxes	145,640	138,192
Other current assets	277,951	166,885
Total current assets	4,614,712	4,650,718
Long-term marketable securities	3,569,453	3,179,471
Property and equipment, net	650,223	655,794
Notes receivable and investments in Flash Ventures	1,174,998	1,134,620
Deferred taxes	112,366	134,669
Goodwill	317,930	318,111
Intangible assets, net	194,543	247,904
Other non-current assets	95,474	167,430
Total assets	$10,729,699	$10,488,717

LIABILITIES, CONVERTIBLE SHORT-TERM DEBT CONVERSION OBLIGATION AND EQUITY
Current liabilities:
Accounts payable trade	$329,899	$282,582
Accounts payable to related parties	151,244	146,964
Convertible short-term debt	850,874	—
Other current accrued liabilities	354,657	509,732
Deferred income on shipments to distributors and retailers and deferred revenue	270,109	291,302
Total current liabilities	1,956,783	1,230,580
Convertible long-term debt	1,177,273	1,985,363
Non-current liabilities	295,737	307,083
Total liabilities	3,429,793	3,523,026

Commitments and contingencies (see Note 11)
Convertible short-term debt conversion obligation	149,126	—

Stockholders’ equity:
Preferred stock	—	—
Common stock	224	225
Capital in excess of par value	5,188,959	5,040,017
Retained earnings	1,971,784	2,004,089
Accumulated other comprehensive loss	(7,992)	(76,459)
Total stockholders’ equity	7,152,975	6,967,872
Non-controlling interests	(2,195)	(2,181)
Total equity	7,150,780	6,965,691
Total liabilities, convertible short-term debt conversion obligation and equity	$10,729,699	$10,488,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands, except per share amounts)
Revenue	$1,634,011	$1,476,263	$3,145,956	$2,816,992

Cost of revenue	854,640	789,614	1,595,679	1,588,997
Amortization of acquisition-related intangible assets	19,721	9,830	39,337	19,660
Total cost of revenue	874,361	799,444	1,635,016	1,608,657
Gross profit	759,650	676,819	1,510,940	1,208,335
Operating expenses:
Research and development	204,030	172,041	402,859	343,166
Sales and marketing	83,398	63,601	160,370	122,728
General and administrative	54,085	46,877	102,754	91,981
Amortization of acquisition-related intangible assets	1,481	1,742	3,127	4,111
Total operating expenses	342,994	284,261	669,110	561,986
Operating income	416,656	392,558	841,830	646,349
Interest income	15,722	12,751	28,966	25,656
Interest (expense) and other income (expense), net	(29,301)	(21,852)	(58,180)	(54,654)
Total other income (expense), net	(13,579)	(9,101)	(29,214)	(28,998)
Income before income taxes	403,077	383,457	812,616	617,351
Provision for income taxes	129,131	121,668	269,722	189,333
Net income	$273,946	$261,789	$542,894	$428,018
Net income per share:
Basic	$1.21	$1.08	$2.41	$1.77
Diluted	$1.14	$1.06	$2.28	$1.74
Shares used in computing net income per share:
Basic	225,544	241,519	225,694	242,019
Diluted	240,756	245,815	238,463	245,569
Cash dividends declared per share	$0.225	$—	$0.450	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Net income	$273,946	$261,789	$542,894	$428,018
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on marketable securities	6,751	(20,302)	8,376	(14,075)
Reclassification adjustment for realized gain on marketable securities included in net income	(3,413)	(865)	(3,983)	(551)
Net unrealized holding gain (loss) on marketable securities	3,338	(21,167)	4,393	(14,626)
Foreign currency translation adjustments	18,837	(60,815)	43,319	(176,994)
Unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	5,450	(7,263)	18,918	(37,893)
Reclassification adjustment for realized loss on derivatives qualifying as cash flow hedges included in net income	7,843	17,933	9,407	19,374
Net unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	13,293	10,670	28,325	(18,519)
Total other comprehensive income (loss), before tax	35,468	(71,312)	76,037	(210,139)
Income tax expense (benefit) related to items of other comprehensive income (loss)	3,422	(17,074)	7,570	(33,332)
Total other comprehensive income (loss), net of tax	32,046	(54,238)	68,467	(176,807)
Comprehensive income	$305,992	$207,551	$611,361	$251,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 29, 2014	June 30, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$542,894	$428,018
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	7,592	65,494
Depreciation	121,453	108,212
Amortization	145,594	121,246
Provision for doubtful accounts	(159)	1,142
Share-based compensation expense	64,479	46,395
Excess tax benefit from share-based plans	(28,012)	(15,661)
Impairment and other	—	(5,516)
Other non-operating	708	(360)
Changes in operating assets and liabilities:
Accounts receivable, net	(76,998)	(11,210)
Inventory	6,445	27,507
Other assets	(519)	21,573
Accounts payable trade	13,249	15,370
Accounts payable to related parties	4,280	(46,787)
Other liabilities	(178,067)	109,021
Total adjustments	80,045	436,426
Net cash provided by operating activities	622,939	864,444
Cash flows from investing activities:
Purchases of short and long-term marketable securities	(2,778,534)	(1,997,087)
Proceeds from sales of short and long-term marketable securities	2,093,666	1,847,659
Proceeds from maturities of short and long-term marketable securities	379,495	506,905
Acquisition of property and equipment, net	(78,666)	(119,849)
Investment in Flash Ventures	(24,296)	—
Notes receivable issuances to Flash Ventures	(87,959)	—
Notes receivable proceeds from Flash Ventures	112,304	73,388
Purchased technology and other assets	(1,553)	(3,908)
Acquisitions, net of cash acquired	2,368	(142)
Net cash provided by (used in) investing activities	(383,175)	306,966
Cash flows from financing activities:
Repayment of debt financing	—	(928,061)
Distribution to non-controlling interests	—	(87)
Proceeds from employee stock programs	103,564	163,016
Excess tax benefit from share-based plans	28,012	15,661
Dividends paid	(102,398)	—
Share repurchases	(371,448)	(369,994)
Net cash used in financing activities	(342,270)	(1,119,465)
Effect of changes in foreign currency exchange rates on cash	1,375	6,716
Net increase (decrease) in cash and cash equivalents	(101,131)	58,661
Cash and cash equivalents at beginning of period	986,246	995,470
Cash and cash equivalents at end of period	$885,115	$1,054,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of June 29, 2014, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2014 and June 30, 2013, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2014 and June 30, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K filed with the SEC on February 21, 2014. The results of operations for the three and six months ended June 29, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31 and its fiscal quarters consist of 13 weeks. The second quarters of fiscal years 2014 and 2013 ended on June 29, 2014 and June 30, 2013, respectively. For accounting and disclosure purposes, the exchange rates of 101.41, 104.94 and 99.07 at June 29, 2014, December 29, 2013 and June 30, 2013, respectively, were used to convert Japanese yen to U.S. dollars. Throughout the Notes to Condensed Consolidated Financial Statements, unless otherwise indicated, references to Net income refer to Net income attributable to common stockholders.

Organization and Nature of Operations. The Company was incorporated in the State of Delaware on June 1, 1988. The Company designs, develops, markets and manufactures data storage solutions in a variety of form factors using its flash memory, controller, firmware and software technologies. The Company operates in one segment, flash memory storage products.

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

Use of Estimates. The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, intellectual property claims, product returns, allowance for doubtful accounts, inventory valuation and related reserves, valuation and impairments of marketable securities and investments, valuation and impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructurings, contingencies, share‑based compensation and litigation. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance “Revenue from Contracts with Customers.” Under this guidance, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This standard becomes effective and will be adopted in the first quarter of fiscal year 2017 with early adoption not permitted. Under our application of the existing guidance, sales made to distributors and retailers are generally deferred until the distributors or retailers sell the merchandise to their end customer. Under the new standard, sales made to distributors and retailers may be recognized upon transfer of inventory to the distributor or retailer resulting in earlier revenue recognition than per existing guidance with additional use of estimation. In addition, the timing of our revenue relating to the licensing of our intellectual property could materially change. The Company is currently evaluating the appropriate transition method and any further impact of this guidance on its consolidated financial statements and related disclosures.

In April 2014, the FASB issued accounting guidance “Presentation of Financial Statements and Property, Plant, and Equipment.” This new standard raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This standard is effective prospectively for all disposals of components that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted for new disposals (or new classifications as held for sale) that have not previously been reported in the financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures, if any, and will determine whether to adopt this guidance in the third quarter of fiscal year 2014.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities was as follows (in thousands):

	June 29, 2014	December 29, 2013
Cash and cash equivalents	$885,115	$986,246
Short-term marketable securities	1,794,356	1,919,611
Long-term marketable securities	3,569,453	3,179,471
Total cash, cash equivalents and marketable securities	$6,248,924	$6,085,328

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

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments (in thousands):

	June 29, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$698,068	$—	$—	$698,068	$760,363	$—	$—	$760,363
Fixed income securities	128,621	5,259,536	—	5,388,157	160,194	4,985,059	—	5,145,253
Derivative assets	—	1,740	—	1,740	—	777	—	777
Total financial assets	$826,689	$5,261,276	$—	$6,087,965	$920,557	$4,985,836	$—	$5,906,393

Derivative liabilities	$—	$7,358	$—	$7,358	$—	$45,859	$—	$45,859
Total financial liabilities	$—	$7,358	$—	$7,358	$—	$45,859	$—	$45,859

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	June 29, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$703,084	$19,332	$—	$722,416	$773,435	$33,099	$—	$806,534
Short-term marketable securities	7,005	1,787,351	—	1,794,356	15,090	1,904,521	—	1,919,611
Long-term marketable securities	116,600	3,452,853	—	3,569,453	132,032	3,047,439	—	3,179,471
Other current assets	—	1,740	—	1,740	—	777	—	777
Total financial assets	$826,689	$5,261,276	$—	$6,087,965	$920,557	$4,985,836	$—	$5,906,393
Other current accrued liabilities	$—	$7,358	$—	$7,358	$—	$45,741	$—	$45,741
Non-current liabilities	—	—	—	—	—	118	—	118
Total financial liabilities	$—	$7,358	$—	$7,358	$—	$45,859	$—	$45,859

(1)
Cash equivalents exclude cash holdings of $162.7 million and $179.7 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of June 29, 2014 and December 29, 2013, respectively.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the six months ended June 29, 2014, the Company had no transfers of financial assets or liabilities between Level 1 and Level 2. As of June 29, 2014 and December 29, 2013, the Company had no financial assets or liabilities categorized as Level 3 and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows (in thousands):

	June 29, 2014				December 29, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$128,594	$91	$(64)	$128,621	$160,598	$21	$(424)	$160,195
U.S. government-sponsored agency securities	11,030	—	(12)	11,018	8,112	10	(1)	8,121
International government securities	57,343	30	(56)	57,317	38,492	1	(224)	38,269
Corporate notes and bonds	936,927	1,677	(316)	938,288	864,331	1,504	(1,565)	864,270
Asset-backed securities	218,261	210	(41)	218,430	226,620	114	(170)	226,564
Mortgage-backed securities	86,448	66	(160)	86,354	86,542	18	(554)	86,006
Municipal notes and bonds	3,928,741	19,655	(267)	3,948,129	3,744,138	18,931	(1,241)	3,761,828
Total available-for-sale investments	$5,367,344	$21,729	$(916)	$5,388,157	$5,128,833	$20,599	$(4,179)	$5,145,253

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of June 29, 2014, are summarized in the following table (in thousands). Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$98,301	$(64)	$—	$—
U.S. government-sponsored agency securities	10,715	(12)	—	—
International government securities	32,175	(56)	—	—
Corporate notes and bonds	262,842	(316)	—	—
Asset-backed securities	39,162	(41)	—	—
Mortgage-backed securities	38,774	(156)	264	(4)
Municipal notes and bonds	212,489	(267)	—	—
Total	$694,458	$(912)	$264	$(4)

The gross unrealized loss related to these securities was due primarily to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at June 29, 2014 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table shows the realized gains and (losses) on sales of available-for-sale securities (in thousands).

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Realized gains	$3,697	$967	$4,710	$1,685
Realized losses	(284)	(102)	(727)	(1,134)
Net realized gains (losses)	$3,413	$865	$3,983	$551

Fixed income securities by contractual maturity as of June 29, 2014 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations or the Company has the option to demand payment.

	Amortized Cost	Fair Value
Due in one year or less	$1,044,738	$1,047,537
After one year through five years	3,376,891	3,393,204
After five years through ten years	169,014	169,190
After ten years	776,701	778,226
Total	$5,367,344	$5,388,157

For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and fair values, which are based on quoted market prices (in thousands). The 1.5% Convertible Senior Notes due 2017 were categorized as Level 1 and the 0.5% Convertible Senior Notes due 2020 were categorized as Level 2 due to a lack of frequent trading as of both June 29, 2014 and December 29, 2013. See Note 6, “Financing Arrangements,” regarding details of each convertible note presented.

	June 29, 2014		December 29, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
1.5% Convertible Senior Notes due 2017	$850,874	$2,000,000	$829,792	$1,467,160
0.5% Convertible Senior Notes due 2020	1,177,273	1,865,805	1,155,571	1,480,290
Total	$2,028,147	$3,865,805	$1,985,363	$2,947,450

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3.	Derivatives and Hedging Activities

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

Cash Flow Hedges. The Company uses foreign exchange forward contracts designated as cash flow hedges to hedge a portion of future forecasted wafer purchases and research and development (“R&D”) expenses in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI (“AOCI”) and subsequently reclassified into cost of revenue or R&D expense in the same period or periods in which the cost of revenue or R&D expense are recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized immediately as other income (expense). As of June 29, 2014, the notional amount and unrealized loss on the effective portion of the Company’s outstanding foreign exchange forward contracts to purchase Japanese yen that are designated as cash flow hedges are shown in both Japanese yen (in billions) and U.S. dollar (in thousands), based upon the exchange rate as of June 29, 2014, as follows:

	Notional Amount		Unrealized Loss
	(Japanese yen)	(U.S. dollar)	(U.S. dollar)
Foreign exchange forward contracts	¥48.8	$481,350	$(5,932)

As of June 29, 2014, the maturities of these contracts were 12 months or less.

Other Derivatives. Other derivatives that are non-designated consist primarily of foreign exchange forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding foreign exchange forward contracts were marked-to-market at June 29, 2014 with realized and unrealized gains and losses included in other income (expense). As of June 29, 2014, the Company had foreign exchange forward contracts hedging exposures in European euros, British pounds and Japanese yen. Foreign exchange forward contracts were outstanding to buy and sell U.S. dollar-equivalents of approximately $127.5 million and $91.7 million in foreign currencies, respectively, based upon the exchange rates at June 29, 2014.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts. Gross fair value of derivative contracts was as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	June 29, 2014	December 29, 2013	June 29, 2014	December 29, 2013
Foreign exchange forward contracts designated	$1,106	$—	$—	$—
Foreign exchange forward contracts not designated	634	777	—	—
Total derivatives	$1,740	$777	$—	$—

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	June 29, 2014	December 29, 2013	June 29, 2014	December 29, 2013
Foreign exchange forward contracts designated	$7,038	$38,375	$—	$118
Foreign exchange forward contracts not designated	320	7,366	—	—
Total derivatives	$7,358	$45,741	$—	$118

As of June 29, 2014, the potential effect of rights of set-off associated with the above foreign exchange forward contracts would result in a net derivative assets balance of $1.1 million and a net derivative liabilities balance of $6.7 million. As of December 29, 2013, the potential effect of rights of set-off would result in a net derivative liabilities balance of $45.2 million and an immaterial net derivative asset balance.

Foreign Exchange Forward Contracts Designated as Cash Flow Hedges. All designated cash flow derivative contracts were considered effective for the three and six months ended June 29, 2014 and June 30, 2013. The impact of the effective portion of designated cash flow derivative contracts on the Company’s results of operations was as follows (in thousands):

	Three months ended				Six months ended
	Amount of gain (loss) recognized in OCI		Amount of loss reclassified from AOCI to earnings		Amount of gain (loss) recognized in OCI		Amount of loss reclassified from AOCI to earnings
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Foreign exchange forward contracts	$5,450	$(7,263)	$(7,843)	$(17,933)	$18,918	$(37,893)	$(9,407)	$(19,374)

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

The following table presents the forward points excluded for the purposes of cash flow hedging designation recognized in other income (expense) (in thousands):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Foreign exchange forward contracts	$(253)	$(139)	$(711)	$(446)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Gain (loss) on foreign exchange forward contracts including forward point income	$1,089	$(3,194)	$3,275	$6,465
Gain (loss) from revaluation of foreign currency exposures hedged by foreign exchange forward contracts	(1,007)	1,975	(2,750)	(9,408)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4.	Balance Sheet Information

Accounts Receivable, net. Accounts receivable, net was as follows (in thousands):

	June 29, 2014	December 29, 2013
Accounts receivable from product revenue	$913,373	$904,551
Accounts receivable from license and royalty revenue	45,172	—
Allowance for doubtful accounts	(7,410)	(8,274)
Price protection, promotions and other activities	(191,168)	(213,468)
Total accounts receivable, net	$759,967	$682,809

Inventory. Inventory was as follows (in thousands):

	June 29, 2014	December 29, 2013
Raw material	$457,344	$440,570
Work-in-process	112,128	102,543
Finished goods	182,211	213,862
Total inventory	$751,683	$756,975

Other Current Assets. Other current assets were as follows (in thousands):

	June 29, 2014	December 29, 2013
Income tax receivables	$120,826	$7,976
Other tax-related receivables	68,768	62,784
Other non-trade receivables	42,774	37,368
Prepayment to Flash Forward Ltd.	—	5,144
Derivative contract receivables	1,740	777
Prepaid expenses	20,652	12,630
Convertible note issuance costs	5,884	—
Other current assets	17,307	40,206
Total other current assets	$277,951	$166,885

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) were as follows (in thousands):

	June 29, 2014	December 29, 2013
Notes receivable, Flash Partners Ltd.	$29,583	$100,057
Notes receivable, Flash Alliance Ltd.	320,481	323,995
Notes receivable, Flash Forward Ltd.	239,128	169,144
Investment in Flash Partners Ltd.	197,359	190,694
Investment in Flash Alliance Ltd.	294,692	283,999
Investment in Flash Forward Ltd.	93,755	66,731
Total notes receivable and investments in Flash Ventures	$1,174,998	$1,134,620

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

Other Non-current Assets. Other non-current assets were as follows (in thousands):

	June 29, 2014	December 29, 2013
Prepaid tax on intercompany transactions	$35,561	$37,747
Convertible note issuance costs	12,166	20,612
Long-term prepaid income tax	—	66,176
Other non-current assets	47,747	42,895
Total other non-current assets	$95,474	$167,430

Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	June 29, 2014	December 29, 2013
Accrued payroll and related expenses	$149,706	$227,779
Derivative contract payables	7,358	45,741
Taxes payable	35,217	59,618
Other accrued liabilities	162,376	176,594
Total other current accrued liabilities	$354,657	$509,732

Non-current Liabilities. Non-current liabilities were as follows (in thousands):

	June 29, 2014	December 29, 2013
Income tax liabilities	$198,340	$205,266
Deferred credits on intercompany transactions	8,683	15,065
Deferred tax liabilities	5,162	3,482
Other non-current liabilities	83,552	83,270
Total non-current liabilities	$295,737	$307,083

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Consolidated Balance Sheets, and the activity were as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Balance, beginning of period	$47,565	$38,972	$43,624	$38,787
Additions and adjustments to cost of revenue	4,927	6,040	12,358	10,918
Usage	(3,750)	(6,657)	(7,240)	(11,350)
Balance, end of period	$48,742	$38,355	$48,742	$38,355

The majority of the Company’s products have a warranty of five years or less, with a small number of products having a warranty ranging up to ten years or more. For warranties ten years or greater, including lifetime warranties, the Company uses the estimated useful life of the product to calculate the warranty exposure. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty liability is affected by customer and consumer returns, product failures, number of units sold and repair or replacement costs incurred. Should actual product failure rates, or repair or replacement costs, differ from the Company’s estimates, increases or decreases to its warranty liability would be required.

Accumulated Other Comprehensive Income (Loss). AOCI presented in the accompanying Condensed Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and hedging activities, net of tax, for all periods presented (in thousands):

	June 29, 2014	December 29, 2013
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$13,274	$10,479
Foreign currency translation	(10,093)	(47,440)
Hedging activities	(11,173)	(39,498)
Total accumulated other comprehensive loss	$(7,992)	$(76,459)

The amount of income tax expense (benefit) allocated to the unrealized gain (loss) on available-for-sale investments and foreign currency translation activities was as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Available-for-sale investments	$1,221	$(7,525)	$1,598	$(5,472)
Foreign currency translation	2,201	(9,549)	5,972	(27,860)
Total income tax expense (benefit) allocated	$3,422	$(17,074)	$7,570	$(33,332)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The significant amounts reclassified out of each component of AOCI were as follows (in thousands):

	Three months ended		Six months ended
AOCI Component	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	Statement of Operations Line Item
Unrealized gain on available-for-sale investments	$3,413	$865	$3,983	$551	Interest (expense) and other income (expense), net
Tax impact	(1,199)	(308)	(1,394)	(483)	Provision for income taxes
Unrealized gain on available-for-sale investments, net of tax	2,214	557	2,589	68
Unrealized holding loss on derivatives:
Foreign exchange contracts	(7,689)	(17,933)	(9,050)	(19,374)	Cost of revenue
Foreign exchange contracts	(154)	—	(357)	—	Research and development
Loss on cash flow hedging activities	(7,843)	(17,933)	(9,407)	(19,374)
Total reclassifications for the period, net of tax	$(5,629)	$(17,376)	$(6,818)	$(19,306)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5.	Goodwill and Intangible Assets

Goodwill. Goodwill balances and activity during the six months ended June 29, 2014 were as follows (in thousands):

Carrying Amount
Balance as of December 29, 2013	$318,111
Adjustment	(181)
Balance as of June 29, 2014	$317,930

Goodwill decreased by $0.2 million during the six months ended June 29, 2014 due primarily to the resolution of a working capital matter during the measurement period, which occurred in the first quarter of fiscal year 2014, for an acquisition from fiscal year 2013.

Intangible Assets. Intangible asset balances were as follows (in thousands):

	June 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$299,069	$(149,241)	$149,828
Customer relationships	7,600	(3,276)	4,324
Trademarks	8,900	(2,231)	6,669
Covenants not to compete	2,400	(2,400)	—
Acquisition-related intangible assets	317,969	(157,148)	160,821
Technology licenses and patents	109,600	(75,878)	33,722
Total intangible assets	$427,569	$(233,026)	$194,543

	December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed product technology	$348,385	$(121,304)	$(44,216)	$182,865
Customer relationships	20,650	(14,426)	—	6,224
Trademarks	14,200	(3,634)	(2,812)	7,754
Covenants not to compete	3,100	(2,959)	—	141
Acquisition-related intangible assets	386,335	(142,323)	(47,028)	196,984
Technology licenses and patents	133,909	(89,289)	—	44,620
Total intangible assets subject to amortization	520,244	(231,612)	(47,028)	241,604
Acquired IPR&D	42,500	—	(36,200)	6,300
Total intangible assets	$562,744	$(231,612)	$(83,228)	$247,904

During the three months ended June 29, 2014, the Company reclassified $6.3 million of acquired in-process research and development (“IPR&D”) to developed product technology and commenced amortization.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The annual expected amortization expense of intangible assets subject to amortization as of June 29, 2014, were as follows (in thousands):

	Acquisition-related Intangible Assets	Technology Licenses and Patents
Fiscal year:
2014 (remaining 6 months)	$41,942	$10,333
2015	49,374	20,056
2016	41,804	3,333
2017	25,916	—
2018	1,260	—
2019	525	—
Total intangible assets subject to amortization	$160,821	$33,722

Acquisition. On July 23, 2014, the Company completed the acquisition of Fusion-io, Inc. (“Fusion-io”), a developer of flash-based PCIe hardware and software storage solutions that enhance application performance in enterprise and hyperscale data centers, pursuant to an Agreement and Plan of Merger dated June 16, 2014, by and among the Company, Fusion-io and Flight Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of the Company. The acquisition was effected through a tender offer for all of the outstanding shares of common stock of Fusion-io, par value $0.0002 per share, followed by a merger of Merger Sub with and into Fusion-io, with Fusion-io surviving as a wholly-owned subsidiary of the Company. The Company completed the tender offer and the merger for $11.25 per share for all of the outstanding shares of Fusion-io common stock, and assumed certain unvested, in-the-money options and unvested RSUs for a total aggregate value of approximately $1.3 billion.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt (in thousands):

	June 29, 2014	December 29, 2013
1.5% Notes due 2017	$1,000,000	$1,000,000
Less: Unamortized bond discount	(149,126)	(170,208)
Net carrying amount of 1.5% Notes due 2017	850,874	829,792
0.5% Notes due 2020	1,500,000	1,500,000
Less: Unamortized bond discount	(322,727)	(344,429)
Net carrying amount of 0.5% Notes due 2020	1,177,273	1,155,571
Total convertible debt	2,028,147	1,985,363
Less: Convertible short-term debt	(850,874)	—
Convertible long-term debt	$1,177,273	$1,985,363

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

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1% Notes due 2013 (in thousands):

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
Contractual interest coupon	$1,162	$3,481
Amortization of bond issuance costs	318	1,014
Amortization of bond discount	6,964	21,022
Total interest cost recognized	$8,444	$25,517

The effective interest rate on the liability component of the 1% Notes due 2013 was 7.4% for the three and six months ended June 30, 2013.

1.5% Convertible Senior Notes Due 2017. In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017 (“1.5% Notes due 2017”) at par. The 1.5% Notes due 2017 may be converted, under certain circumstances described below, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $52.37 per share). The 1.5% Notes due 2017 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of June 29, 2014, the conversion rate was adjusted for dividends paid to date to 19.3448 shares of common stock per $1,000 principal amount of notes (which represents a conversion price of approximately $51.69 per share). The net proceeds to the Company from the sale of the 1.5% Notes due 2017 were $981.0 million.

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017. The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of June 29, 2014, after recognition of $149.1 million in Convertible short-term debt conversion obligation, the carrying value of the equity component was $144.9 million.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1.5% Notes due 2017 (in thousands):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Contractual interest coupon	$3,750	$3,750	$7,500	$7,500
Amortization of bond issuance costs	666	666	1,333	1,333
Amortization of bond discount	10,498	9,802	20,690	19,321
Total interest cost recognized	$14,914	$14,218	$29,523	$28,154

The effective interest rate on the liability component of the 1.5% Notes due 2017 was 6.85% for each of the three and six months ended June 29, 2014 and June 30, 2013. The remaining unamortized bond discount of $149.1 million as of June 29, 2014 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 3.1 years.

The conversion provision of the 1.5% Notes due 2017 allows the holders the option to convert their notes during the following calendar quarter if the Company’s stock price exceeds 130% of the conversion price of the 1.5% Notes due 2017 for at least 20 trading days during the last 30 consecutive trading days of the current calendar quarter. The conversion threshold was met during the calendar quarter ended June 30, 2014 and the 1.5% Notes due 2017 are convertible at the holders’ option beginning on July 1, 2014 and ending September 30, 2014. As such, the carrying value of the 1.5% Notes due 2017 was classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on the Company’s Condensed Consolidated Balance Sheet as of June 29, 2014, and will remain so while the notes are convertible. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Consequently, the 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met in future quarters. Upon conversion of any of the 1.5% Notes due 2017, the Company will deliver cash up to the principal amount of the 1.5% Notes due 2017 and shares of the Company’s common stock with respect to any conversion value greater than the principal amount of the 1.5% Notes due 2017. Based on the closing price of the Company’s common stock of $102.74 on June 29, 2014, if all of the 1.5% Notes due 2017 were converted, it would result in 9.6 million shares being distributed to the holders. As of June 29, 2014, no 1.5% Notes due 2017 had been converted.

Concurrent with the issuance of the 1.5% Notes due 2017, the Company entered into a convertible bond hedge transaction in which counterparties initially agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The 1.5% Notes due 2017 contain provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. After adjusting for the dividends paid through June 29, 2014, the counterparties may acquire up to approximately 19.3 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $51.69 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. As of June 29, 2014, the Company had not purchased any shares under this convertible bond hedge agreement. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition, concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to acquire up to approximately 19.1 million shares of its common stock at an exercise price of $73.3250 per share. The 1.5% Notes due 2017 contain provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. After adjusting for the dividends paid through June 29, 2014, holders of the warrants may acquire up to approximately 19.3 million shares of the Company’s common stock at a strike price of $72.3712 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. As of June 29, 2014, the warrants had not been exercised and remain outstanding.

0.5% Convertible Senior Notes Due 2020. In October 2013, the Company issued and sold $1.5 billion in aggregate principal amount of 0.5% Convertible Senior Notes due October 15, 2020 (the “0.5% Notes due 2020”) at par. The 0.5% Notes due 2020 may be converted, under certain circumstances described below, based on an initial conversion rate of 10.8470 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $92.19 per share). The 0.5% Notes due 2020 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. As of June 29, 2014, no adjustment has been made to the conversion rate or the conversion price. The net proceeds to the Company from the sale of the 0.5% Notes due 2020 were approximately $1.48 billion.

The Company separately accounts for the liability and equity components of the 0.5% Notes due 2020. The principal amount of the liability component of $1.15 billion as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 4.43%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of June 29, 2014, the carrying value of the equity component of $352.0 million was unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 0.5% Notes due 2020 (in thousands):

	Three months ended	Six months ended
	June 29, 2014	June 29, 2014
Contractual interest coupon	$1,875	$3,750
Amortization of bond issuance costs	638	1,297
Amortization of bond discount	10,627	21,398
Total interest cost recognized	$13,140	$26,445

The effective interest rate on the liability component of the 0.5% Notes due 2020 was 4.43% for the three and six months ended June 29, 2014. The remaining unamortized bond discount of $322.7 million as of June 29, 2014 will be amortized over the remaining life of the 0.5% Notes due 2020, which is approximately 6.3 years.

Concurrent with the issuance of the 0.5% Notes due 2020, the Company entered into a convertible bond hedge transaction in which counterparties agreed to sell to the Company up to approximately 16.3 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The 0.5% Notes due 2020 contain provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day that none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. As of June 29, 2014, the Company had not purchased any shares under this convertible bond hedge agreement. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 0.5% Notes due 2020, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 0.5% Notes due 2020.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition, concurrent with the issuance of the 0.5% Notes due 2020, the Company sold warrants to acquire up to approximately 16.3 million shares of its common stock at an exercise price of $122.9220 per share. The 0.5% Notes due 2020 contain provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. As of June 29, 2014, the warrants had not been exercised and remain outstanding.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7.	Share Repurchases

In July 2013, the Company’s Board of Directors authorized a program to repurchase up to $2.5 billion of the Company’s common stock. As of June 29, 2014, the remaining authorization for share repurchases under the program was $1.59 billion. The share repurchase program will remain in effect until the available funds have been expended or the Company’s Board of Directors terminates the program. The Company’s prior share repurchase program, which was initially announced in October 2011 and authorized the repurchase over a five-year period of up to $1.25 billion, as increased by the Company’s Board of Directors in December 2012, was completed in the third quarter of fiscal year 2013.

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

In the third quarter of fiscal year 2013, under the Company’s share repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to purchase $1.0 billion of the Company’s common stock. In exchange for an up-front payment of $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which ended on April 8, 2014. During the third quarter of fiscal year 2013, 14.5 million shares were initially delivered to the Company under this ASR agreement. The up-front payment of $1.0 billion was accounted for as a reduction to Stockholders’ equity in the Company’s Condensed Consolidated Balance Sheet. In April 2014, the ASR was settled and the Company received an additional 0.6 million shares from the financial institution for a total of 15.1 million shares, which resulted in a volume-weighted-average price of $66.07 per share.

The Company reflected the ASR as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock. The forward contract met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument.

Under the Company’s share repurchase program, since the fourth quarter of fiscal year 2011 through June 29, 2014, the Company spent an aggregate $2.16 billion to repurchase 35.0 million shares. Included in the aggregate repurchase activity are 4.0 million shares that were repurchased for an aggregate amount of $341.5 million during the six months ended June 29, 2014. In addition to repurchases under the Company’s share repurchase program, during the six months ended June 29, 2014, the Company spent $29.9 million to settle employee tax withholding obligations due upon the vesting of restricted stock units (“RSUs”) and withheld an equivalent value of shares from the shares provided to the employees upon vesting.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8.	Stockholders’ Equity and Share-based Compensation

Dividends

The Company’s Board of Directors declared the following dividends:

Declaration Date	Dividend per Share	Record Date	Total Amount Declared	Payment Date
			(In millions)
January 21, 2014	$0.225	February 3, 2014	$51.7	February 24, 2014
April 15, 2014	0.225	May 5, 2014	52.0	May 27, 2014

On July 15, 2014, the Company’s Board of Directors declared a dividend of $0.30 per share for holders of record as of August 4, 2014, which is to be paid on August 25, 2014. Future dividends are subject to declaration by the Company’s Board of Directors.

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

Valuation Assumptions

Option Plan Shares. The fair value of the Company’s stock options granted, excluding unvested stock options assumed through acquisitions, was estimated using the following weighted-average assumptions:

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Dividend yield	1.20% - 1.25%	—%	1.20% - 1.44%	—%
Expected volatility	0.31	0.32	0.32	0.38
Risk-free interest rate	1.19%	0.72%	1.22%	0.68%
Expected term	4.2 years	4.3 years	4.4 years	4.4 years
Estimated annual forfeiture rate	8.79%	8.51%	8.79%	8.51%
Weighted-average fair value at grant date	$24.07	$16.22	$18.83	$16.44

RSU Plan Shares. The fair value of the Company’s RSU awards granted was valued using the closing price of the Company’s stock price on the date of grant.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Employee Stock Purchase Plan Shares. The fair value of shares issued under the Company’s ESPP program was estimated using the following weighted-average assumptions:

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Dividend yield	1.25%	—%	1.25%	—%
Expected volatility	0.31	0.33	0.31	0.33
Risk-free interest rate	0.08%	0.13%	0.08%	0.13%
Expected term	½ year	½ year	½ year	½ year
Weighted-average fair value at purchase date	$17.25	$12.54	$17.25	$12.54

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and SARs activities under all of the Company’s share-based compensation plans as of June 29, 2014 and changes during the six months ended June 29, 2014 are presented below (in thousands, except for weighted-average exercise price and remaining contractual term):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at December 29, 2013	6,593	$40.66	4.2	$195,018
Granted	990	75.91
Exercised	(2,392)	37.90		40,580
Forfeited	(104)	48.28
Expired	(5)	37.68
Options and SARs outstanding at June 29, 2014	5,082	48.67	4.6	274,748
Options and SARs vested and expected to vest after June 29, 2014, net of forfeitures	4,746	47.85	4.5	260,544
Options and SARs exercisable at June 29, 2014	1,849	35.62	3.2	124,068

At June 29, 2014, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $47.5 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.4 years. As of June 29, 2014, the Company had fully expensed all of its SARs awards.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plans during the six months ended June 29, 2014 is presented below (in thousands, except for weighted-average grant date fair value):

	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at December 29, 2013	4,454	$49.87	$221,457
Granted	2,168	76.29
Vested	(1,259)	46.13	97,486
Forfeited	(182)	54.87
Non-vested share units at June 29, 2014	5,181	61.65	319,390

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At June 29, 2014, the total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was approximately $234.1 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.9 years.

Employee Stock Purchase Plan. At June 29, 2014, the total unrecognized compensation cost related to ESPP was approximately $1.6 million, and this amount is expected to be recognized over a period of one month.

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense (in thousands):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Share-based compensation expense by caption:
Cost of revenue	$3,507	$2,447	$6,117	$4,164
Research and development	17,500	12,704	33,175	24,344
Sales and marketing	7,204	4,701	13,461	8,572
General and administrative	6,238	4,809	11,726	9,315
Total share-based compensation expense	34,449	24,661	64,479	46,395
Total tax benefit recognized	(9,033)	(6,222)	(17,809)	(13,138)
Decrease in net income	$25,416	$18,439	$46,670	$33,257

Share-based compensation expense by type of award:
Stock options and SARs	$7,971	$8,054	$15,895	$16,323
RSUs	23,990	14,788	43,455	26,758
ESPP	2,488	1,819	5,129	3,314
Total share-based compensation expense	34,449	24,661	64,479	46,395
Total tax benefit recognized	(9,033)	(6,222)	(17,809)	(13,138)
Decrease in net income	$25,416	$18,439	$46,670	$33,257

Share-based compensation expense of $7.3 million and $2.7 million related to manufacturing personnel was capitalized into inventory as of June 29, 2014 and December 29, 2013, respectively.

The total grant date fair value of options and RSUs vested during the three and six months ended June 29, 2014 and June 30, 2013 was as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Options	$7,615	$7,282	$17,843	$21,850
RSUs	8,225	6,082	58,090	35,903
Total grant date fair value of vested options and RSUs	$15,840	$13,364	$75,933	$57,753

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9.	Provision for Income Taxes

The following table presents the provision for income taxes and the effective tax rate (in thousands, except percentages):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Provision for income taxes	$129,131	$121,668	$269,722	$189,333
Effective tax rate	32.0%	31.7%	33.2%	30.7%

The provision for income taxes for the three and six months ended June 29, 2014 differs from the U.S. statutory tax rate of 35% due primarily to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to the Company’s Irish, Chinese, Israeli and Japanese entities. Earnings in these countries where tax rates are lower than the U.S. notional rate contributed to the majority of the difference between the rate of the Company’s tax provision and the U.S. statutory tax rate. The higher effective tax rate for the six months ended June 29, 2014, compared to the same period in fiscal year 2013, is attributable to the federal R&D tax credit not being extended as of June 29, 2014, while the June 30, 2013 effective tax rate includes both the 2013 federal R&D credit and retroactive inclusion of the 2012 federal R&D tax credit, and changes in the composition of operating income by tax jurisdiction. As of June 29, 2014, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $185.0 million and $185.3 million as of June 29, 2014 and December 29, 2013, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $85.4 million at June 29, 2014. Interest and penalties included in the income tax expense for the three and six months ended June 29, 2014 and June 30, 2013 were immaterial. It is reasonably possible that within the next 12 months, unrecognized tax benefits could decrease by up to $80.0 million as a result of potential settlements of tax authority examinations and could decrease by up to $10.2 million as a result of the expiration of statutes of limitation.

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Numerator for basic net income per share:
Net income	$273,946	$261,789	$542,894	$428,018
Denominator for basic net income per share:
Weighted-average common shares outstanding	225,544	241,519	225,694	242,019
Basic net income per share	$1.21	$1.08	$2.41	$1.77

Numerator for diluted net income per share:
Net income	$273,946	$261,789	$542,894	$428,018
Denominator for diluted net income per share:
Weighted-average common shares outstanding	225,544	241,519	225,694	242,019
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and ESPP (assuming proceeds would be used to purchase common stock), and RSUs	3,069	2,733	3,326	3,083
1.5% Notes due 2017	8,284	1,563	7,158	467
Warrants	3,859	—	2,285	—
Shares used in computing diluted net income per share	240,756	245,815	238,463	245,569
Diluted net income per share	$1.14	$1.06	$2.28	$1.74

Anti-dilutive shares excluded from net income per share calculation	33,500	32,515	33,240	34,670

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt. Diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, ESPP, warrants and the 1.5% Notes due 2017. Certain common stock issuable under stock options, SARs, RSUs, warrants and the 0.5% Notes due 2020 has been omitted from the current year diluted net income per share calculation because the inclusion is considered anti-dilutive. Certain common stock issuable under stock options, SARs, RSUs, warrants, the 1% Notes due 2013 and the 1.5% Notes due 2017 has been omitted from the prior year diluted net income per share calculation because the inclusion is considered anti-dilutive.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11.	Commitments, Contingencies and Guarantees

Flash Ventures

Flash Ventures, the Company’s business ventures with Toshiba Corporation (“Toshiba”), consists of three separate legal entities: Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. The Company has a 49.9% ownership interest in each of these entities and Toshiba owns 50.1% of each of these entities. Through these ventures, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products which are manufactured by Toshiba at its wafer fabrication facility located in Yokkaichi, Japan, using semiconductor manufacturing equipment owned or leased by Flash Ventures. Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its ownership position in each Flash Ventures entity under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Ventures’ NAND wafer supply, which generally equals 50% of Flash Ventures’ output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% of Flash Ventures’ costs to the extent that Flash Ventures’ revenue from wafer sales to the Company and Toshiba are insufficient to cover these costs.

Flash Partners. Flash Partners Ltd. (“Flash Partners”) was formed in fiscal year 2004. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan. As of June 29, 2014, the Company had notes receivable from Flash Partners of $29.6 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners with the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” At June 29, 2014 and December 29, 2013, the Company had an equity investment in Flash Partners of $197.4 million and $190.7 million, respectively, denominated in Japanese yen, adjusted by $24.0 million and $17.3 million, respectively, of cumulative translation adjustments recorded in AOCI. The Company records basis adjustments to its equity in earnings from Flash Partners that relate to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners. In the three and six months ended June 29, 2014, the Company recorded no basis adjustments to its equity in earnings from Flash Partners. In the three and six months ended June 30, 2013, the Company recorded a basis adjustment of $0.3 million and $0.6 million, respectively, to its equity earnings from Flash Partners. Flash Partners’ share of the Fab 3 fabrication facility is fully equipped.

Flash Alliance. Flash Alliance Ltd. (“Flash Alliance”) was formed in fiscal year 2006. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan. As of June 29, 2014, the Company had notes receivable from Flash Alliance of $320.5 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance with the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” At June 29, 2014 and December 29, 2013, the Company had an equity investment in Flash Alliance of $294.7 million and $284.0 million, respectively, denominated in Japanese yen, adjusted by $1.2 million and ($8.7) million, respectively, of cumulative translation adjustments recorded in AOCI. The Company records basis adjustments to its equity in earnings from Flash Alliance that relate to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance. In the three and six months ended June 29, 2014, the Company recorded no basis adjustments to its equity in earnings from Flash Alliance. In the three and six months ended June 30, 2013, the Company recorded a basis adjustment of $2.1 million and $5.0 million, respectively, to its equity earnings from Flash Alliance. Flash Alliance’s share of the Fab 4 fabrication facility is fully equipped.

Flash Forward. Flash Forward Ltd. (“Flash Forward”) was formed in fiscal year 2010. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan. Fab 5 is to be built in two phases. Within the second half of fiscal year 2014, Phase 1 of the building is expected to be fully utilized with the addition of equipment including 1Y‑nanometer technology transition tools, development tools for 3D NAND, and tools for a planned increase in Flash Ventures wafer capacity of less than 5%. The Company and Toshiba each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps. The Phase 2 shell of the Fab 5 wafer fabrication facility is nearly complete and equipment installation will begin in the third quarter of fiscal year 2014. The Phase 2 shell is currently intended to be used primarily for technology transition of the existing

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Flash Ventures wafer capacity to 1Y‑nanometer and 1Z‑nanometer technology nodes and for a 3‑dimensional NAND (“3D NAND”) pilot line.

As of June 29, 2014, the Company had notes receivable from Flash Forward of $239.1 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward with the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” At June 29, 2014 and December 29, 2013, the Company had an equity investment in Flash Forward of $93.8 million and $66.7 million, respectively, denominated in Japanese yen, adjusted by ($13.5) million and ($16.2) million, respectively, of cumulative translation adjustments recorded in AOCI.

Inventory Purchase Commitments with Flash Ventures. Purchase orders placed under Flash Ventures for up to three months are binding and cannot be canceled. These outstanding purchase commitments are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table.

Off-Balance Sheet Liabilities

Flash Ventures. Flash Ventures sell and lease back from a consortium of financial institutions (“lessors”) a portion of their tools and have entered into equipment master lease agreements totaling 191.2 billion Japanese yen, or approximately $1.89 billion based upon the exchange rate at June 29, 2014. As of June 29, 2014, the total amount outstanding from these master leases was 118.9 billion Japanese yen, or approximately $1.17 billion based upon the exchange rate at June 29, 2014, of which the amount of the Company’s guarantee obligation of the Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 59.4 billion Japanese yen, or approximately $586 million based upon the exchange rate at June 29, 2014.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of June 29, 2014, Flash Ventures was in compliance with all of its master lease covenants, including the shareholders’ equity covenant with the Company’s stockholders’ equity at $7.15 billion as of June 29, 2014. If the Company’s stockholders’ equity falls below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantees under such Flash Ventures master lease agreements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both initial and refinanced leases) in both Japanese yen (in billions) and U.S. dollar-equivalent (in thousands) based upon the exchange rate at June 29, 2014:

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Japanese yen)	(U.S. dollar)
Flash Partners
April 2010	Refinanced	¥0.7	$6,421	2014
January 2011	Refinanced	0.9	8,831	2014
November 2011	Refinanced	3.4	33,221	2014
March 2012	Refinanced	2.5	25,838	2015
March 2014	Initial	5.0	49,093	2019
		12.5	123,404
Flash Alliance
March 2012	Initial	6.2	60,753	2017
July 2012	Refinanced	11.6	114,612	2017
March 2014	Initial	5.0	49,513	2019
May 2014	Initial	6.5	64,096	2019
		29.3	288,974
Flash Forward
November 2011	Initial	9.4	92,227	2016
March 2012	Initial	5.9	58,484	2017
July 2012	Initial	2.3	22,977	2017
		17.6	173,688
Total guarantee obligations		¥59.4	$586,066

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of June 29, 2014 in U.S. dollars based upon the yen/dollar exchange rate at June 29, 2014 (in thousands):

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$163,028	$42,784	$205,812
Year 2	122,072	11,278	133,350
Year 3	88,036	56,825	144,861
Year 4	33,367	24,370	57,737
Year 5	17,884	26,422	44,306
Total guarantee obligations	$424,387	$161,679	$586,066

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged intellectual property infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of June 29, 2014, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers and employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 29, 2014 or December 29, 2013, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Ventures infringe third-party patents. The Company has not made any indemnification payments under any such agreements. As of June 29, 2014, no amounts have been accrued in the Company’s Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at June 29, 2014, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of June 29, 2014 were as follows (in thousands):

	Total		1 Year (Remaining 6 months in Fiscal 2014)	2 – 3 Years (Fiscal 2015 and 2016)	4 – 5 Years (Fiscal 2017 and 2018)	More than 5 Years (Beyond Fiscal 2018)
Facility and other operating leases	$22,764	(5)	$4,218	$10,582	$4,307	$3,657
Flash Partners (1)	590,408	(5)(6)	90,020	281,295	159,510	59,583
Flash Alliance (1)	1,810,485	(5)(6)	315,653	922,808	456,817	115,207
Flash Forward (1)	732,517	(5)(6)	136,967	379,563	162,112	53,875
Toshiba research and development	108,776	(5)	64,918	43,858	—	—
Capital equipment purchase commitments	104,427		104,232	192	3	—
1.5% Notes due 2017 principal and interest(2)	1,052,500		7,500	30,000	1,015,000	—
0.5% Notes due 2020 principal and interest(3)	1,548,750		3,750	15,000	15,000	1,515,000
Operating expense commitments	60,474		58,112	2,278	84	—
Noncancelable production purchase commitments(4)	268,310	(5)	268,310	—	—	—
Total contractual cash obligations	$6,299,411		$1,053,680	$1,685,576	$1,812,833	$1,747,322

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

(5)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at June 29, 2014.

(6)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

The Company has excluded $198.9 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at June 29, 2014. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements were as follows (in thousands):

June 29, 2014
Guarantee of Flash Ventures equipment leases (1)	$586,066

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 59.4 billion Japanese yen, or approximately $586 million based upon the exchange rate at June 29, 2014.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2014 through fiscal year 2022. Future minimum lease payments are presented below (in thousands):

Future minimum lease payments
Fiscal year:
2014 (Remaining 6 months)	$4,492
2015	7,374
2016	3,919
2017	2,570
2018	1,737
2019 and thereafter	3,657
Operating leases, gross	23,749
Sublease income to be received in the future under noncancelable subleases	(985)
Operating leases, net	$22,764

Net rent expense was as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Rent expense, net	$1,543	$1,330	$3,167	$3,173

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12.	Related Parties and Strategic Investments

Flash Ventures with Toshiba. The Company owns 49.9% of each entity within Flash Ventures and accounts for its ownership position under the equity method of accounting. The Company’s obligations with respect to the Flash Ventures master lease agreements, take-or-pay supply arrangements and R&D cost sharing are described in Note 11, “Commitments, Contingencies and Guarantees.” The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments. Flash Ventures are variable interest entities (“VIEs”). The Company evaluated whether it is the primary beneficiary of any of the entities within Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities. In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities. The Company concluded, based upon its 49.9% ownership in Flash Ventures, the voting structure of Flash Ventures and the manner in which the day-to-day operations of Flash Ventures are conducted that the Company lacked the power to direct most of the activities that most significantly impact Flash Ventures’ economic performance.

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures totaling $504.5 million and $964.7 million during the three and six months ended June 29, 2014, respectively. The Company received loan repayments from Flash Ventures of $87.9 million and $112.3 million during the three and six months ended June 29, 2014, respectively. The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures totaling $455.4 million and $934.3 million during the three and six months ended June 30, 2013, respectively. The Company received loan repayments from Flash Ventures of $19.8 million and $73.4 million during the three and six months ended June 30, 2013, respectively. At June 29, 2014 and December 29, 2013, the Company had accounts payable balances due to Flash Ventures of $151.2 million and $146.0 million, respectively.

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

	June 29, 2014	December 29, 2013
Notes receivable	$589	$593
Equity investments	586	541
Operating lease guarantees	586	492
Prepayments	—	5
Maximum estimable loss exposure	$1,761	$1,631

Solid State Storage Solutions, Inc. Solid State Storage Solutions, Inc. (“S4”) is a venture with third parties to license intellectual property. S4 qualifies as a VIE. The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented. The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities. S4’s assets and liabilities were not material to the Company’s Condensed Consolidated Balance Sheets as of June 29, 2014 and December 29, 2013.

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

Patent Infringement and Antitrust Litigation With Round Rock Research LLC. On October 27, 2011, in response to infringement allegations by Round Rock Research LLC (“Round Rock”), the Company filed a lawsuit against Round Rock in the U.S. District Court for the Northern District of California. The lawsuit seeks a declaratory judgment that twelve Round Rock patents are invalid and/or not infringed by flash memory products sold by the Company. Round Rock has since withdrawn its infringement allegations as to eight of the patents. The parties filed several motions for summary judgment directed to various claims and defenses. On June 13, 2014, the Company won multiple summary judgment motions, which included a ruling that it did not infringe two of the remaining four patents based on patent exhaustion because its memories were purchased from an authorized licensee and other rulings limiting the potential damages from the other two patents. On July 3, 2014, Round Rock dismissed the two remaining patents in the case in order to appeal the court’s summary judgment rulings. The court entered final judgment on July 3, 2014. On July 23, 2014, Round Rock filed a notice of appeal.

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

On March 19, 2014, the Company filed an action against Round Rock in the U.S. District Court for the District of Delaware for antitrust violations arising from Round Rock's acquisition of patents from Micron Technology, Inc. (“Micron”) and demand for royalties that are not reasonable and non-discriminatory for alleged infringement of patents that Round Rock claims are standards-essential. The Company alleges that Round Rock violated the antitrust laws by conspiring with Micron and violating commitments that Micron made to the standards-setting organization, JEDEC Solid State Technology Association. The antitrust case has been stayed until after the January 2015 trial in the patent case.

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss, which resulted in Dr. Harari being dismissed as a defendant. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) for the portion of the District Court’s Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On November 20, 2012, the Federal Circuit affirmed the District Court’s order denying SanDisk’s motion to dismiss. On December 2, 2012, the Federal Circuit issued its mandate returning the case to the District Court. Discovery is now open in the District Court. On February 20, 2013, Ritz filed a motion requesting that Albert Giuliano, the Chapter 7 Trustee of the Ritz bankruptcy estate, be substituted as the plaintiff in this case, which the District Court granted on July 5, 2013. On October 1, 2013, the District Court granted the Trustee’s motion for leave to file a third amended complaint, which adds CPM Electronics Inc. and E.S.E. Electronics, Inc. as named plaintiffs. Ritz has sought leave to file a fourth amended complaint, which would add a cause of action for attempted monopolization, add another named plaintiff and extend the class period to July 1997. The

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company has filed a motion to dismiss the third amended complaint. The District Court has taken all of the motions under submission. The hearing on class certification is scheduled for November 14, 2014.

Samsung Federal Antitrust Action Against Panasonic and SD‑3C. On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action in the U.S. District Court for the Northern District of California (the “District Court”) alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and SD‑3C, LLC (“SD‑3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws relating to the licensing practices and operations of SD‑3C. The complaint seeks an injunction against collection of Secure Digital (“SD”) card royalties, treble damages, restitution, pre- and post-judgment interest, costs, and attorneys’ fees, as well as a declaration that Panasonic and SD-3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable. The Company is not named as a defendant in this case, but it established SD‑3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning the Company. As a member of SD‑3C, the Company may be responsible for a portion of any monetary award. Other requested relief, including an injunction or declaration of patent misuse, could result in a loss of revenue to the Company. Defendants filed a motion to dismiss on September 24, 2010, and Samsung filed a First Amended Complaint (“FAC”) on October 14, 2010. On August 25, 2011, the District Court dismissed the patent misuse claim with prejudice but gave Samsung leave to amend its other claims. On January 3, 2012, the District Court granted defendants’ motion to dismiss Samsung’s complaint without leave to amend. Samsung appealed. On April 4, 2014, the U.S. Court of Appeals for the Ninth Circuit (the “Appeals Court”) issued a decision reversing the District Court’s dismissal on statute of limitations grounds and remanding the case to the District Court for further proceedings. The Appeals Court has denied defendants’ petition for rehearing.

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California (the “District Court”) on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, LLC (“SD‑3C”), Panasonic Corporation, Panasonic Corporation of North America, Toshiba and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antitrust and unfair competition laws, and common law. The complaint seeks an injunction of the challenged conduct, dissolution of “the cooperation agreements, joint ventures and/or cross-licenses alleged herein,” treble damages, restitution, disgorgement, pre- and post-judgment interest, costs, and attorneys’ fees. Plaintiffs allege that the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On May 21, 2012, the District Court granted Defendants’ motion to dismiss the complaint with prejudice. Plaintiffs appealed. On May 14, 2014, the appeals court issued a decision reversing the District Court’s dismissal on statute of limitations grounds and remanding the case to the District Court for further proceedings. Defendants timely filed a petition for rehearing with the appeals court. The parties are awaiting a ruling on the petition.

Trade Secret Litigation Against SK Hynix, et al. On March 13, 2014, the Company filed a civil action in Santa Clara Superior Court in California against SK Hynix, Inc. (“SK Hynix”) and certain related entities (collectively, “defendants”) for trade secret misappropriation arising from the theft of trade secrets by a former employee of the Company and defendants’ wrongful receipt and use of such information. The lawsuit seeks damages, an injunction and other remedies. Additionally, in March 2014, SanDisk submitted a criminal complaint to the Tokyo Metropolitan Police Department against the former employee. On April 3, 2014, the former employee was indicted by the Tokyo District Public Prosecutor’s Office for theft of trade secrets.

In June 2014, the Company moved for a preliminary injunction requiring SK Hynix to stop using any of the Company’s information received from the former employee and to return stolen Company material. On July 1, 2014, the court issued a preliminary injunction prohibiting SK Hynix from using or disclosing trade secret information that originated from materials taken by the former employee and ordering SK Hynix to provide certain information to the Company’s counsel to facilitate the identification of those documents taken by the former employee that are in SK Hynix’s possession. The order does not preclude SK Hynix from continuing to sell NAND flash products that it has already qualified for commercial sale. SK Hynix has filed a notice of appeal of the court’s preliminary injunction and also moved to stay enforcement of the order pending the appeal. On July 16, 2014, the court denied SK Hynix’s motion with respect to the portion of the order prohibiting use or disclosure of the trade secret information, but granted the motion to stay with respect to the other portion of the order.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Federal Securities Class Action Against Fusion-io et al. Beginning on November 19, 2013, Fusion-io and certain of its officers (the “defendants”) were named in three putative class action lawsuits filed in the United States District Court for the Northern District of California (Denenberg v. Fusion-io, Inc. et al.; Miami Police Relief & Pension Fund v. Fusion-io, Inc. et al.; Marriott v. Fusion-io, Inc. et al.). Two of the complaints are allegedly brought on behalf of a class of purchasers of Fusion-io’s common stock between August 10, 2012 and October 23, 2013, and one is brought on behalf of a purported class of purchasers between January 25, 2012 and October 23, 2013. The complaints generally allege violations of the federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. On June 10, 2014, the Court consolidated the cases, appointed a lead plaintiff, and ordered plaintiffs to file an amended consolidated complaint.

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

We design, develop, market and manufacture data storage solutions in a variety of form factors using our flash memory, controller, firmware and software technologies. Our flash-based products enable businesses and consumers to efficiently and effectively capture, share, use and preserve digital content. Our solutions include solid state drives, or SSDs, removable cards, embedded products, universal serial bus, or USB, drives, digital media players, wafers and components. Our SSD products are used in client computing platforms and enterprise data centers to provide high-speed, high-capacity storage solutions that can be used in lieu of, or in conjunction with, hard disk drives. Our removable cards are used in a wide range of consumer electronics devices such as mobile phones, tablets, digital cameras, gaming devices and PCs. Our embedded flash products are used in mobile phones, tablets, thin-and-light laptops, eReaders, global positioning system, or GPS, devices, gaming systems, imaging devices and computing platforms.

We strive to continuously reduce the cost of NAND flash memory in order to enable us to profitably grow our business, supply a diverse set of customers and channels, and continue to grow our markets. A key component of our ability to reduce the cost of NAND flash memory is our ability to continue to transition our NAND flash memory process technology to smaller nodes. We currently expect to be able to continue to scale our current NAND flash memory architecture, also known as 2‑dimensional NAND, or 2D NAND, through at least the 1Z‑nanometer technology node. We expect to transition to the 1Z‑nanometer node beginning in the second half of fiscal year 2014 and continuing through at least fiscal year 2015. Beyond the 1Z‑nanometer node, there is no certainty that further technology scaling can be achieved cost-effectively with the 2D NAND flash memory architecture. We continue to invest in 2D NAND flash memory, while at the same time we are investing in 3‑dimensional NAND, or 3D NAND. We believe 2D NAND flash memory will co-exist with 3D NAND for an extended period of time. We are also investing in 3‑dimensional resistive RAM, or 3D ReRAM, technology, which we believe may be a viable alternative to NAND flash memory when NAND flash memory can no longer cost-effectively scale at a sufficient rate, or at all.

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

Industry and Company Trends

We operate in an industry characterized by rapid technology transitions, price declines and evolving end-user markets for NAND flash memory. We currently generate revenue from sales of removable products, embedded flash memory and client and enterprise SSDs. Removable products, including cards for mobile and imaging devices and USB drives, provide the largest portion of our revenue. We expect our revenue from removable products to remain constant or decline over the next several years. Our revenue from embedded NAND flash memory products has grown over the past several years, and we expect continued revenue growth from embedded products driven by the increasing demand for varying types of smartphones, tablets and other portable devices. Currently and over the next several years, we believe the largest growth area for NAND flash memory will be SSD solutions, in particular enterprise SSD solutions. We continue to focus on adapting our business to the changing end-market demands for NAND flash memory and aligning our resources accordingly.

We currently expect that year-over-year industry bit-supply growth for fiscal year 2014 will be approximately 40%, similar to the estimated industry supply growth rate in fiscal year 2013 and significantly lower than in fiscal year 2012. We expect that our year-over-year captive bit-supply growth for fiscal year 2014 will be between 25% and 35%, compared to 18% in fiscal year 2013 and 86% in fiscal year 2012. We achieved 1Y‑nanometer bit-supply mix of 60% in the second quarter of fiscal year 2014, and based upon the profile of our product demand, we expect to maintain this 1Y‑nanometer supply mix through the second half of fiscal year 2014, resulting in our captive bit-supply growth for fiscal year 2014 most likely being at the lower end of the 25% to 35% range. We expect our fiscal year 2015 captive bit-supply growth to be between 30% and 40%.

In fiscal year 2014, we expect our business to experience a modest decline in our blended average selling price per gigabyte compared to no change in fiscal year 2013. Our revenue for fiscal year 2014 will be influenced primarily by our captive bit-supply growth, industry pricing trends and the mix of our product sales. We expect our fiscal year 2014 cost per gigabyte reduction to be in the range of 15% to 25%. The primary cost reduction drivers in fiscal year 2014 are expected to be the 1Y‑nanometer technology transition, reduced Flash Ventures manufacturing costs and expected positive impact of the Japanese yen to U.S. dollar exchange rate for Japanese yen-denominated wafer purchases. The mix of our product sales is having an increasing impact on both our cost per gigabyte and our average selling price per gigabyte. For example, certain of our products include higher non-flash memory content which can offset some of the expected cost improvement from our flash memory transitions, and these same products generally also carry a higher average selling price per gigabyte, which impacts our blended average selling price per gigabyte.

As part of our efforts to continuously reduce the cost of NAND flash memory, we are currently focused on transitioning our products to 19‑nanometer and 1Y‑nanometer technologies and we plan to transition to 1Z‑nanometer technology beginning in the second half of fiscal year 2014. 1Y‑nanometer and subsequent technology nodes have increased manufacturing equipment requirements, which impact the cost reduction benefits obtainable through these technologies. As we progress with our 3D NAND development, we are evaluating and modifying certain aspects of our technology architecture to optimize for manufacturability, scalability, cost and product specifications, targeting a broader range of applications. We continue to target pilot production for our 3D NAND in 2015 and volume ramp of our 3D NAND products in 2016. Some of our competitors have announced the development or volume production of 3D NAND technologies, such as 3D vertical NAND, or 3D VNAND. At this time, these technologies are still emerging and it is unclear how they will compare to our 2D NAND or 3D NAND technology, and what implications 3D VNAND or other 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. We believe that continued 2D NAND scaling is the most efficient method of reducing NAND costs in the near term and addressing the broadest range of market opportunities and therefore continue to focus on scaling 2D NAND flash memory at least through the 1Z‑nanometer technology node while we work on 3D NAND and 3D ReRAM in parallel.

Dividends

In the six months ended June 29, 2014, we paid cash dividends totaling $0.45 per common share. On July 15, 2014, our Board of Directors declared a dividend of $0.30 per share for holders of record as of August 4, 2014, to be paid on August 25, 2014. We expect to continue to pay quarterly dividends subject to declaration by our Board of Directors.

Share Repurchases

In the third quarter of fiscal year 2013, under our share repurchase program, we entered into an ASR agreement with a financial institution to purchase $1.0 billion of our common stock. In exchange for an up-front payment of $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which ended on April 8, 2014. Under this ASR agreement, the financial institution initially delivered to us 14.5 million shares during the third quarter of fiscal year 2013, and we received an additional 0.6 million shares from the financial institution at settlement of the ASR in April 2014, for a total of 15.1 million shares, which resulted in a volume-weighted-average price of $66.07 per share.

Under our share repurchase program, since the fourth quarter of fiscal year 2011 through June 29, 2014, we spent an aggregate $2.16 billion to repurchase 35.0 million shares. Included in the aggregate repurchase activity are 4.0 million shares that were repurchased for an aggregate amount of $341 million during the six months ended June 29, 2014. In addition to repurchases under our repurchase program, during the six months ended June 29, 2014, we spent $30 million to settle employee tax withholding obligations due upon the vesting of restricted stock units, or RSUs, and withheld an equivalent value of shares from the shares provided to the employees upon vesting.

Convertible Debt

The conversion provision of the 1.5% Notes due 2017 allows the holders the option to convert their notes during the following calendar quarter if our stock price exceeds 130% of the conversion price of the 1.5% Notes due 2017 for at least 20 trading days during the last 30 consecutive trading days of the current calendar quarter. The conversion threshold was met during the calendar quarter ended June 30, 2014 and the 1.5% Notes due 2017 are convertible at the holders’ option beginning on July 1, 2014 and ending September 30, 2014. As such, the carrying value of the 1.5% Notes due 2017 was classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on our Condensed Consolidated Balance Sheet as of June 29, 2014, and will remain so while the notes are convertible. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Consequently, the 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met in future quarters. Upon conversion of any of the 1.5% Notes due 2017, we will deliver cash up to the principal amount of the 1.5% Notes due 2017 and shares of our common stock with respect to any conversion value greater than the principal amount of the 1.5% Notes due 2017. Based on the closing price of our common stock of $102.74 on June 29, 2014, if all of the 1.5% Notes due 2017 were converted, it would result in 9.6 million shares being distributed to the holders. As of June 29, 2014, no 1.5% Notes due 2017 had been converted.

Acquisitions

On July 23, 2014, we completed the acquisition of Fusion-io, Inc., or Fusion-io, a developer of flash-based PCIe hardware and software storage solutions that enhance application performance in enterprise and hyperscale data centers, pursuant to an Agreement and Plan of Merger dated June 16, 2014, by and among us, Fusion-io and Flight Merger Sub, Inc., or Merger Sub, a wholly-owned subsidiary of SanDisk. The acquisition was effected through a tender offer for all of the outstanding shares of common stock of Fusion-io, par value $0.0002 per share, followed by a merger of Merger Sub with and into Fusion-io, with Fusion-io surviving as a wholly-owned subsidiary of SanDisk. We completed the tender offer and the merger for $11.25 per share for all of the outstanding shares of Fusion-io common stock, and assumed certain unvested, in-the-money options and unvested RSUs, for a total aggregate value of approximately $1.3 billion.

Our third quarter financial results will include the results of Fusion-io from July 23, 2014 through September 28, 2014. We expect to exclusively use non-captive memory for the Fusion-io business for at least the next several quarters. Our financial results will be impacted by:

•	transaction, restructuring and integration costs, which are expected to be incurred over several quarters as integration takes place;

•	reduction of revenue related to support and maintenance services due to the effects of purchase accounting on Fusion-io’s deferred revenue;

•	inventory step-up charges related to recording Fusion-io inventory at fair value based on purchase accounting requirements;

•	charges for the amortization of acquisition-related intangible assets; and

•	stock compensation for the assumption and new issuance of employee equity incentives.

Results of Operations

	Three months ended				Six months ended
	June 29, 2014	% of Revenue	June 30, 2013	% of Revenue	June 29, 2014	% of Revenue	June 30, 2013	% of Revenue
	(In millions, except percentages)
Revenue	$1,634.0	100.0%	$1,476.3	100.0%	$3,146.0	100.0%	$2,817.0	100.0%
Cost of revenue	854.6	52.3%	789.6	53.5%	1,595.7	50.7%	1,589.0	56.4%
Amortization of acquisition-related intangible assets	19.7	1.2%	9.9	0.7%	39.4	1.3%	19.7	0.7%
Total cost of revenue	874.3	53.5%	799.5	54.2%	1,635.1	52.0%	1,608.7	57.1%
Gross profit	759.7	46.5%	676.8	45.8%	1,510.9	48.0%	1,208.3	42.9%
Operating expenses:
Research and development	204.1	12.5%	172.1	11.7%	402.9	12.8%	343.2	12.2%
Sales and marketing	83.4	5.1%	63.6	4.2%	160.4	5.1%	122.7	4.4%
General and administrative	54.1	3.3%	46.9	3.2%	102.8	3.3%	92.0	3.3%
Amortization of acquisition-related intangible assets	1.4	0.1%	1.7	0.1%	3.0	0.1%	4.1	0.1%
Total operating expenses	343.0	21.0%	284.3	19.2%	669.1	21.3%	562.0	20.0%
Operating income	416.7	25.5%	392.5	26.6%	841.8	26.8%	646.3	22.9%
Other income (expense), net	(13.6)	(0.8%)	(9.1)	(0.6%)	(29.2)	(0.9%)	(29.0)	(1.0%)
Income before income taxes	403.1	24.7%	383.4	26.0%	812.6	25.8%	617.3	21.9%
Provision for income taxes	129.2	7.9%	121.6	8.3%	269.7	8.6%	189.3	6.7%
Net income	$273.9	16.8%	$261.8	17.7%	$542.9	17.3%	$428.0	15.2%

Revenue by Channel.

	Three months ended					Six months ended
	June 29, 2014	% of Revenue	June 30, 2013	% of Revenue	% Change	June 29, 2014	% of Revenue	June 30, 2013	% of Revenue	% Change
	(In millions, except percentages)
Commercial	$1,099.7	67.3%	$960.6	65.1%	14.5%	$2,078.3	66.1%	$1,789.3	63.5%	16.2%
Retail	534.3	32.7%	515.7	34.9%	3.6%	1,067.6	33.9%	1,027.7	36.5%	3.9%
Total revenue	$1,634.0	100.0%	$1,476.3	100.0%	10.7%	$3,145.9	100.0%	$2,817.0	100.0%	11.7%

The increase in our Commercial revenue for the three months ended June 29, 2014, compared to the three months ended June 30, 2013, was primarily driven by higher sales of client and enterprise SSDs offset by a decline in sales of mobile embedded products, due in part to a major customer shifting its demand from custom embedded solutions to our client SSDs. The increase in Retail revenue for the three months ended June 29, 2014, compared to the three months ended June 30, 2013, was primarily driven by increased sales of mobile cards and USB drives. Overall, gigabytes sold for the three months ended June 29, 2014, compared to the three months ended June 30, 2013, increased 51%, which was offset by a 26% decrease in the average selling price per gigabyte.

The increase in our Commercial revenue for the six months ended June 29, 2014, compared to the six months ended June 30, 2013, was driven by higher sales of client and enterprise SSDs offset by a decline in sales of mobile embedded products, due in part to a major customer shifting its demand from custom embedded solutions to our client SSDs. The increase in Retail revenue for the six months ended June 29, 2014, compared to the six months ended June 30, 2013, was driven primarily by increased sales of mobile cards and USB drives. Overall, gigabytes sold for the six months ended June 29, 2014, compared to the six months ended June 30, 2013, increased 36%, which was offset by an 18% decrease in the average selling price per gigabyte.

Our ten largest customers represented 47% and 49% of our total revenue in the three months ended June 29, 2014 and June 30, 2013, respectively. One customer exceeded 10% of our total revenue in the three months ended June 29, 2014 and June 30, 2013, representing 17% and 16% of our total revenue, respectively. Our ten largest customers represented 48% and 49% of our total revenue in the six months ended June 29, 2014 and June 30, 2013, respectively. One customer represented 17% of our total revenue in the six months ended June 29, 2014. Two customers represented 18% and 11% of our total revenue in the six months ended June 30, 2013.

Revenue by Category.

	% of Revenue
	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Embedded	19%	30%	20%	27%
Removable	40%	42%	40%	43%
SSD solutions	29%	16%	29%	18%
Other (1)	12%	12%	11%	12%
Total revenue	100%	100%	100%	100%

(1)	Other revenue includes license and royalty, wafers and components, and accessories.

Embedded revenue for the three months ended June 29, 2014 comprised 19% of our revenue mix and was lower year-over-year due primarily to a major customer shifting its demand from custom embedded solutions to our client SSDs. Removable revenue for the three months ended June 29, 2014 comprised 40% of our revenue mix and increased year-over-year due primarily to higher sales of cards and USB drives. SSD solutions achieved 29% of our revenue mix for the three months ended June 29, 2014 with strong year-over-year growth in both client and enterprise SSDs.

Embedded revenue for the six months ended June 29, 2014 comprised 20% of our revenue mix and was lower year-over-year due primarily to a major customer shifting its demand from custom embedded solutions to our client SSDs. Within embedded revenue, sales of our iNAND solutions increased for the six months ended June 29, 2014 compared to the six months ended June 30, 2013. Removable revenue for the six months ended June 29, 2014 comprised 40% of our revenue mix and increased year-over-year due primarily to higher sales of cards and USB drives. SSD solutions achieved 29% of our revenue mix for the six months ended June 29, 2014 with strong growth in both client and enterprise SSDs.

Revenue by Geography.

	Three months ended					Six months ended
	June 29, 2014	% of Revenue	June 30, 2013	% of Revenue	% Change	June 29, 2014	% of Revenue	June 30, 2013	% of Revenue	% Change
	(In millions, except percentages)
United States	$281.0	17.2%	$190.0	12.9%	47.9%	$496.0	15.8%	$403.5	14.3%	22.9%
Asia-Pacific	1,094.2	67.0%	1,038.5	70.3%	5.4%	2,105.5	66.9%	1,948.4	69.2%	8.1%
Europe, Middle East and Africa	189.5	11.6%	176.6	12.0%	7.3%	380.4	12.1%	350.2	12.4%	8.6%
Other foreign countries	69.3	4.2%	71.2	4.8%	(2.4%)	164.1	5.2%	114.9	4.1%	42.8%
Total revenue	$1,634.0	100.0%	$1,476.3	100.0%	10.7%	$3,146.0	100.0%	$2,817.0	100.0%	11.7%

U.S. revenue for the three months ended June 29, 2014, compared to the three months ended June 30, 2013, increased due primarily to higher sales of SSDs and removable products. Asia-Pacific revenue for the three months ended June 29, 2014, compared to the three months ended June 30, 2013, increased due primarily to higher sales of SSDs and removable products, offset by lower sales of embedded products due primarily to decreased sales of custom embedded solutions to a major customer that shifted its demand from custom embedded solutions to our client SSDs. Europe, Middle East and Africa revenue for the three months ended June 29, 2014, compared to the three months ended June 30, 2013, increased due primarily to higher sales of SSDs. Other foreign countries revenue for the three months ended June 29, 2014, compared to the three months ended June 30, 2013, increased due primarily to higher sales of embedded products.

U.S. revenue for the six months ended June 29, 2014, compared to the six months ended June 30, 2013, increased due primarily to higher sales of SSDs and removable products, partially offset by a reduction in sales of embedded products. Asia-Pacific revenue for the six months ended June 29, 2014, compared to the six months ended June 30, 2013, increased due primarily to higher sales of SSDs and removable products, offset by lower sales of embedded products due primarily to decreased sales of custom embedded solutions to a major customer that shifted its demand from custom embedded solutions to our client SSDs. Europe, Middle East and Africa revenue for the six months ended June 29, 2014, compared to the six months ended June 30, 2013, increased due primarily to higher sales of SSDs. Other foreign countries revenue for the six months ended June 29, 2014, compared to the six months ended June 30, 2013, increased due primarily to higher sales of embedded products.

Our revenue is designated based on the geographic location where the product is delivered, or in the case of license and royalty revenue, the location of the headquarters of the licensee, and therefore may not be indicative of the actual demand in those regions.

Gross Profit and Margin.

	Three months ended			Six months ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
	(In millions, except percentages)
Gross profit	$759.6	$676.8	12.2%	$1,510.9	$1,208.3	25.0%
Gross margin	46.5%	45.8%		48.0%	42.9%

Gross margin increased in the three months ended June 29, 2014, compared to the three months ended June 30, 2013, due primarily to a lower mix of custom embedded solutions, partially offset by increased amortization of acquisition-related intangible assets and share-based compensation. On a year-over-year basis, our blended average selling price per gigabyte declined 26%, while our blended cost per gigabyte declined 28%. Cost declines in the second quarter of fiscal year 2014, compared to the second quarter of fiscal year 2013, were derived primarily from reduced Flash Ventures manufacturing cost, increased mix of 1Y‑nanometer wafers, a reduced mix of multi-chip package (“MCP”) embedded products and the weakening of the Japanese yen relative to the U.S. dollar.

Gross margin increased in the six months ended June 29, 2014, compared to the six months ended June 30, 2013, due primarily to higher gross margins on SSDs and removable products, and a lower mix of custom embedded products, partially offset by increased amortization of acquisition-related intangible assets and share-based compensation. On a year-over-year basis, our blended average selling price per gigabyte declined 18%, while our blended cost per gigabyte declined 26%. Cost declines in the first half of fiscal year 2014, compared to the first half of fiscal year 2013, were derived primarily from reduced Flash Ventures manufacturing cost, increased mix of 1Y‑nanometer wafers, a reduced mix of MCP embedded products and the weakening of the Japanese yen relative to the U.S. dollar.

Research and Development.

	Three months ended			Six months ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
	(In millions, except percentages)
Research and development	$204.1	$172.1	18.6%	$402.9	$343.2	17.4%
% of revenue	12.5%	11.7%		12.8%	12.2%

The increase in our research and development expense for the three months ended June 29, 2014, compared to the three months ended June 30, 2013, was due primarily to higher employee-related costs of $11 million, higher third-party engineering costs of $7 million, higher product samples of $6 million, increased equipment costs of $4 million and higher facility costs of $2 million. The higher employee-related costs of $11 million include an increase in salary and benefits of $15 million and share-based compensation of $5 million, both due primarily to increased head count, partially offset by lower incentive compensation of $9 million.

The increase in our research and development expense for the six months ended June 29, 2014, compared to the six months ended June 30, 2013, was due primarily to higher employee-related costs of $34 million, higher product samples of $7 million, increased equipment costs of $7 million, higher facility costs of $4 million and higher third-party engineering costs of $3 million. The higher employee-related costs of $34 million include an increase in salary and benefits of $33 million and an increase in share-based compensation of $9 million, both due primarily to increased head count, partially offset by lower incentive compensation of $8 million.

Sales and Marketing.

	Three months ended			Six months ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
	(In millions, except percentages)
Sales and marketing	$83.4	$63.6	31.1%	$160.4	$122.7	30.7%
% of revenue	5.1%	4.2%		5.1%	4.4%

The increase in our sales and marketing expense for the three months ended June 29, 2014, compared to the three months ended June 30, 2013, was due primarily to higher branding and merchandising costs of $10 million and higher employee-related costs of $9 million, which includes an increase in salary and benefits of $9 million and an increase in share-based compensation of $3 million, both due primarily to increased head count, partially offset by lower incentive compensation of $3 million.

The increase in our sales and marketing expense for the six months ended June 29, 2014, compared to the six months ended June 30, 2013, was due primarily to higher employee-related costs of $21 million, which includes an increase in salary and benefits of $19 million and an increase in share-based compensation of $5 million, both due primarily to increased head count, partially offset by lower incentive compensation of $3 million. In addition, branding and merchandising costs were $15 million higher in the six months ended June 29, 2014, compared to the six months ended June 30, 2013.

General and Administrative.

	Three months ended			Six months ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
	(In millions, except percentages)
General and administrative	$54.1	$46.9	15.4%	$102.8	$92.0	11.7%
% of revenue	3.3%	3.2%		3.3%	3.3%

The increase in our general and administrative expense for the three months ended June 29, 2014, compared to the three months ended June 30, 2013, was due primarily to higher legal costs of $5 million and higher share-based compensation of $2 million.

The increase in our general and administrative expense for the six months ended June 29, 2014, compared to the six months ended June 30, 2013, was due primarily to higher legal costs of $6 million, higher equipment costs of $4 million and higher share-based compensation of $2 million.

Amortization of Acquisition-related Intangible Assets.

	Three months ended			Six months ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$1.4	$1.7	(17.6%)	$3.0	$4.1	(26.8%)
% of revenue	0.1%	0.1%		0.1%	0.1%

The decrease in amortization of acquisition-related intangible assets for the three and six months ended June 29, 2014, compared to the three and six months ended June 30, 2013, was due primarily to lower amortization of intangible assets, resulting from the previous impairment of intangible assets relating to our Pliant Technology, Inc. acquisition.

Other Income (Expense), net.

	Three months ended			Six months ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
	(In millions, except percentages)
Interest income	$15.7	$12.8	22.7%	$29.0	$25.7	12.8%
Interest expense	(28.1)	(22.7)	(23.8%)	(56.0)	(53.7)	(4.3%)
Other income (expense), net	(1.2)	0.8	—%	(2.2)	(1.0)	**
Total other income (expense), net	$(13.6)	$(9.1)	(49.5%)	$(29.2)	$(29.0)	**

**	Amount not meaningful

“Total other income (expense), net” for the three months ended June 29, 2014 reflected a higher net expense, compared to the three months ended June 30, 2013, due primarily to increased amortization of bond discount on our higher convertible debt balance. The increased interest expense was partially offset by higher interest income from a higher balance of cash and marketable securities during the second quarter of fiscal year 2014, compared to the second quarter of fiscal year 2013.

“Total other income (expense), net” for the six months ended June 29, 2014 was relatively consistent with the six months ended June 30, 2013.

Provision for Income Taxes.

	Three months ended			Six months ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
	(In millions, except percentages)
Provision for income taxes	$129.2	$121.6	6.3%	$269.7	$189.3	42.5%
Effective tax rate	32.0%	31.7%		33.2%	30.7%

The provision for income taxes for the three and six months ended June 29, 2014 differs from the U.S. statutory tax rate of 35% due primarily to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation, and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to our Irish, Chinese, Israeli and Japanese entities. Earnings in these countries where tax rates are lower than the U.S. notional rate contributed to the majority of the difference between the rate of our tax provision and the U.S. statutory tax rate. The higher effective tax rate for the six months ended June 29, 2014, compared to the same period in fiscal year 2013, is attributable to the federal R&D tax credit not being extended as of June 29, 2014, while the June 30, 2013 effective tax rate includes both the 2013 federal R&D credit and retroactive inclusion of the 2012 federal R&D tax credit, and changes in the composition of operating income by tax jurisdiction. As of June 29, 2014, we believe that most of our deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in the U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $185 million as of both June 29, 2014 and December 29, 2013. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $85 million at June 29, 2014. Interest and penalties included in the income tax expense for the three and six months ended June 29, 2014 and June 30, 2013, were immaterial. It is reasonably possible that within the next 12 months, unrecognized tax benefits could decrease by up to $80 million as a result of potential settlements of tax authority examinations and could decrease by up to $10 million as a result of the expiration of statutes of limitation.

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

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In millions except per share amounts)
Net income	$274.0	$261.8	$542.9	$428.0
Share-based compensation	34.5	24.7	64.5	46.4
Amortization of acquisition-related intangible assets	21.0	11.6	42.3	23.8
Convertible debt interest	21.1	16.7	42.1	40.3
Income tax adjustments	(21.9)	(15.8)	(33.1)	(32.6)
Non-GAAP net income	$328.7	$299.0	$658.7	$505.9

Diluted net income per share:	$1.14	$1.06	$2.28	$1.74
Share-based compensation	0.16	0.10	0.31	0.19
Amortization of acquisition-related intangible assets	0.10	0.05	0.20	0.10
Convertible debt interest	0.10	0.07	0.20	0.16
Income tax adjustments	(0.09)	(0.06)	(0.15)	(0.13)
Non-GAAP diluted net income per share	$1.41	$1.22	$2.84	$2.06

Reconciliation of Diluted Shares.

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
GAAP diluted shares	240,756	245,815	238,463	245,569
Adjustment for share-based compensation	336	334	266	198
Offsetting shares from bond hedge	(8,284)	(1,563)	(7,159)	(467)
Non-GAAP diluted shares	232,808	244,586	231,570	245,300

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

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	Six months ended
	June 29, 2014	June 30, 2013
	(In millions)
Net cash provided by operating activities	$622.9	$864.5
Net cash provided by (used in) investing activities	(383.2)	307.0
Net cash used in financing activities	(342.3)	(1,119.5)
Effect of changes in foreign currency exchange rates on cash	1.4	6.7
Net increase (decrease) in cash and cash equivalents	$(101.1)	$58.7

Operating Activities. Cash provided by operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities. The decrease in cash provided by operations in the first half of fiscal year 2014, compared to the first half of fiscal year 2013, resulted primarily from higher cash used for working capital partially offset by higher net income. The increase in cash used in accounts receivable in the first half of fiscal year 2014, compared to the first half of fiscal year 2013, was due primarily to higher sales in the first half of fiscal year 2014. Inventory was a lower source of cash in the first half of fiscal year 2014, compared to the first half of fiscal 2013. The change in other assets in the first half of fiscal year 2014, compared to the first half of fiscal year 2013, was primarily due to the timing of prepaid activities. The cash provided by accounts payable trade and related parties in the first half of fiscal year 2014, compared to the net usage in the first half of fiscal year 2013, was due primarily to the timing of payments. The increase in cash used for other liabilities in the first half of fiscal year 2014, compared to the first half of fiscal year 2013, was due primarily to higher payments related to payroll, incentive compensation and income taxes in the first half of fiscal year 2014 compared to higher accruals for incentive compensation and taxes in the first half of fiscal year 2013.

Investing Activities. Net cash used by investing activities in the first half of fiscal year 2014 was primarily related to the net purchases of short and long-term marketable securities of $305 million and acquisition of property and equipment of $79 million. Net cash provided by investing activities in the first half of fiscal year 2013 was primarily related to the net proceeds from the sale of short and long-term marketable securities of $357 million and repayments of notes receivables from Flash Ventures of $73 million, offset by acquisition of property and equipment of $120 million.

Financing Activities. Net cash used in financing activities in the first half of fiscal year 2014 was primarily related to cash paid for share repurchases of $371 million and dividends paid of $102 million, offset by cash received from employee stock programs of $104 million and excess tax benefit from share-based plans of $28 million. Net cash used for financing activities in the first half of fiscal year 2013 was primarily related to cash used for repayment of our 1% Note due 2013 of $928 million and share repurchases of $370 million, offset by cash received from employee stock programs of $163 million and excess tax benefit from share-based plans of $16 million.

Liquid Assets. At June 29, 2014, we had cash, cash equivalents and short-term marketable securities of $2.68 billion. We had $3.57 billion of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining maturity of each marketable security being greater than one year.

Short-Term Liquidity. As of June 29, 2014, our working capital balance was $2.66 billion. During fiscal year 2014, we expect our total capital investment to be approximately $1.4 billion, including our net capital investments in Flash Ventures and our investment in non-fab property and equipment. We expect these fiscal year 2014 investments to be funded by cash of approximately $0.6 billion and by Flash Ventures’ working capital and equipment leases of approximately $0.8 billion. Through the first half of fiscal year 2014, total capital investments were $540 million, of which $79 million was funded by our cash.

The conversion provision of the 1.5% Notes due 2017 allows the holders the option to convert their notes during the following calendar quarter if our stock price exceeds 130% of the conversion price of the 1.5% Notes due 2017 for at least 20 trading days during the last 30 consecutive trading days of the current calendar quarter. The conversion threshold was met during the calendar quarter ended June 30, 2014 and the 1.5% Notes due 2017 was convertible at the holders’ option beginning on July 1, 2014 and ending September 30, 2014. Accordingly, the carrying value of the notes was reclassified from long-term to short-term debt as of June 29, 2014 and the difference between the principal amount payable in cash upon conversion and the carrying value of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on our Condensed Consolidated Balance Sheet as of June 29, 2014, and will remain so while the notes are convertible. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Consequently, the 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met in future quarters. Upon conversion of any of the 1.5% Notes due 2017, we will deliver cash up to the principal amount of the 1.5% Notes due 2017, and we will deliver shares of our common stock with respect to any conversion value greater than the principal amount of the 1.5% Notes due 2017. As of June 29, 2014, none of the 1.5% Notes due 2017 had been converted. Based on the closing price of our common stock of $102.74 on June 29, 2014, if all of the 1.5% Notes due 2017 were converted, it would result in 9.6 million shares being distributed to the holders.

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

On July 15, 2014, our Board of Directors declared a dividend of $0.30 per share for holders of record as of August 4, 2014. We plan to pay approximately $67.3 million to these holders of record on August 25, 2014. We expect to continue to pay quarterly dividends subject to declaration by our Board of Directors.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements. The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain shareholder equity of at least $1.51 billion. As of June 29, 2014, Flash Ventures was in compliance with all of its master lease covenants, including the shareholder equity covenant with our stockholders’ equity at $7.15 billion as of June 29, 2014. If our shareholders’ equity falls below $1.51 billion or other events of default occur, Flash Ventures would become non-compliant with certain covenants under certain master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements, which at June 29, 2014 were 59.4 billion Japanese yen, or approximately $586 million based upon the exchange rate at June 29, 2014.

As of June 29, 2014, the amount of cash and cash equivalents and short and long-term marketable securities held by foreign subsidiaries was $987 million, and a portion of this amount could be subject to U.S. income taxes if repatriated to the U.S. We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. As of June 29, 2014, no provision had been made for U.S. income taxes or foreign withholding taxes on $740 million of undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S. We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

In the third quarter of fiscal year 2013, under our share repurchase program, we entered into an ASR agreement with a financial institution to purchase $1.0 billion of our common stock. In exchange for an up-front payment of $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which ended on April 8, 2014. Under this ASR agreement, the financial institution initially delivered to us 14.5 million shares during the third quarter of fiscal year 2013, and we received an additional 0.6 million shares from the financial institution at settlement of the ASR in April 2014, for a total of 15.1 million shares, which resulted in a volume-weighted-average price of $66.07 per share.

Of the aggregate $3.75 billion authorized for share repurchases by our Board of Directors since the fourth quarter of fiscal year 2011, approximately $1.59 billion remained available for share repurchases as of June 29, 2014. Since the fourth quarter of fiscal year 2011 through June 29, 2014, we have spent an aggregate $2.16 billion to repurchase 35.0 million shares. Included in the aggregate repurchase activity are 4.0 million shares that were repurchased for an aggregate amount of $341 million during the six months ended June 29, 2014. In addition to repurchases under our repurchase program, during the six months ended June 29, 2014, we spent $30 million to settle employee tax withholding obligations due upon the vesting of RSUs and withheld an equivalent value of shares from the shares provided to the employees upon vesting.

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

Financing Arrangements. At June 29, 2014, we had $1.0 billion aggregate principal amount of our 1.5% Notes due 2017 and $1.5 billion aggregate principal amount of our 0.5% Notes due 2020 outstanding. See Note 6, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

1.5% Notes due 2017. Concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties initially agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The 1.5% Notes due 2017 contain provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. After adjusting for the dividends paid through June 29, 2014, the counterparties may acquire up to approximately 19.3 million shares of our common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $51.69 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. As of June 29, 2014, we had not purchased any shares under this convertible bond hedge agreement. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017.

In addition, concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire up to approximately 19.1 million shares of our common stock at an exercise price of $73.3250 per share. The 1.5% Notes due 2017 contain provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. After adjusting for the dividends paid through June 29, 2014, holders of the warrants may acquire up to approximately 19.3 million shares of our common stock at a strike price of $72.3712 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018, and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of June 29, 2014, the warrants had not been exercised and remain outstanding.

0.5% Notes due 2020. Concurrent with the issuance of the 0.5% Notes due 2020, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 16.3 million shares of our common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The 0.5% Notes due 2020 contain provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day that none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 0.5% Notes due 2020, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 0.5% Notes due 2020. As of June 29, 2014, we had not purchased any shares under this convertible bond hedge agreement.

In addition, concurrent with the issuance of the 0.5% Notes due 2020, we sold warrants to acquire up to approximately 16.3 million shares of our common stock at an exercise price of $122.9220 per share. The 0.5% Notes due 2020 contain provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021, and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of June 29, 2014, the warrants had not been exercised and remain outstanding.

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

From time-to-time, we and Toshiba mutually approve the purchase of equipment for Flash Ventures in order to convert to new process technologies or add wafer capacity. Flash Partners Ltd., or Flash Partners, and Flash Alliance Ltd., or Flash Alliance, have been previously equipped to full wafer capacity. Flash Forward Ltd, or Flash Forward, occupies Fab 5 which is being built in two phases. Within the second half of fiscal year 2014, Phase 1 of the building is expected to be fully utilized with the addition of equipment including 1Y‑nanometer technology transition tools, development tools for 3D NAND, and tools for a planned increase in Flash Ventures wafer capacity of less than 5%.

The Phase 2 shell of the Fab 5 wafer fabrication facility is nearly complete and equipment installation will begin in the third quarter of fiscal year 2014. Our current plans are to use the Phase 2 shell primarily for technology transition of the existing Flash Ventures wafer capacity to 1Y‑nanometer and 1Z‑nanometer technology nodes and the addition of a 3D NAND pilot line. We and Toshiba each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps. To date, we have invested in 50% of the Flash Forward equipment and the output has been in accordance with each party’s proportionate level of equipment funding.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of revenue. Flash Ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we do not have a controlling financial interest in each venture. Accordingly, we account for our investments under the equity method and do not consolidate.

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee, on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantees as of June 29, 2014 were $586 million, based upon the exchange rate at June 29, 2014.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at June 29, 2014 and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 11, “Commitments, Contingencies and Guarantees,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Because we purchase substantially all of our flash memory wafers from Flash Ventures, our flash memory costs, which represent the largest portion of our cost of revenue, are based upon wafer purchases denominated in Japanese yen. However, our cost of revenue in any given quarter generally reflects wafer purchases that were made in the previous quarter, and is impacted by hedging decisions we may make from time to time, including entering into forward contracts or other instruments to hedge our future Japanese yen purchase rate. Based on wafer purchases made in the first half of fiscal year 2014 and forward contracts entered into throughout 2014, changes in the Japanese yen to U.S. dollar exchange rate after June 2014 are not expected to have a material impact on our cost of revenue in the third quarter of fiscal year 2014. We expect the average rate of the Japanese yen to the U.S. dollar for the wafer portion of our cost of revenue to be approximately 101 Japanese yen to the U.S. dollar for the third quarter of fiscal year 2014, in comparison to a rate of approximately 101 Japanese yen to the U.S. dollar in our second quarter of fiscal year 2013. Our wafer purchases are denominated in Japanese yen and generally comprise approximately 50% of our cost of revenue. As of June 29, 2014, approximately 40% of our expected Japanese yen denominated wafer purchases for the remainder of fiscal year 2014 have been hedged at an average rate of approximately 101 Japanese yen to the U.S. dollar. See Item 3, “Quantitative and Qualitative Disclosure About Market Risk - Foreign Currency Risk” for more information about our foreign currency forward and cross currency swap contracts.

For a discussion of foreign operating risks and foreign currency risks, see Part II, Item 1A, “Risk Factors.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and operating results is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate estimates, including those related to customer programs and incentives, intellectual property claims, product returns, allowance for doubtful accounts, inventory valuation and related reserves, valuation and impairments of marketable securities and investments, impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructurings, contingencies, share-based compensation and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

There were no significant changes to our critical accounting policies during the three and six months ended June 29, 2014. For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 21, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of June 29, 2014, a hypothetical 50 basis point increase in interest rates would result in an approximate $37 million decline (less than 0.7%) of the fair value of our available-for-sale debt securities.

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

At June 29, 2014, we had foreign exchange forward contracts in place that amounted to a net purchase in U.S. dollar-equivalents of $36 million in foreign currencies to hedge our foreign currency denominated monetary net liability position. The notional amount and unrealized gain/(loss) of our outstanding foreign exchange forward contracts that are non-designated (balance sheet hedges) as of June 29, 2014, based upon the exchange rate as of June 29, 2014, are shown in the table below. In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10%. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss)	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges:
Forward contracts sold	$(91.7)	$(0.3)	$(0.1)
Forward contracts purchased	127.5	0.6	(6.8)
Total net outstanding contracts	$35.8	$0.3	$(6.9)

At June 29, 2014, we had foreign exchange forward contracts for future wafer purchases and R&D expenses in Japanese yen. As of June 29, 2014, the maturities of these contracts were 12 months or less. The notional amount and unrealized loss of our outstanding foreign exchange forward contracts that are designated as cash flow hedges as of June 29, 2014 based upon the exchange rate as of June 29, 2014 are shown in the table below. In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10% as of June 29, 2014.

	Notional Amount	Unrealized Loss	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Cash flow hedges	$481.3	$(5.9)	$(49.6)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our non-operating results. We have foreign exchange forward contracts with two European banks. With one bank we have contracts outstanding to purchase foreign currency with a U.S. dollar-equivalent of $20 million and to sell foreign currency with a U.S. dollar-equivalent of $26 million. With regards to the second bank we have contracts outstanding to purchase foreign currency with a U.S. dollar-equivalent of $35 million and to sell foreign currency with a U.S. dollar-equivalent of $16 million. We do not have any European sovereign debt. We manage our investments and foreign exchange contracts to limit our exposure to any one issuer or bank.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at June 29, 2014. Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 29, 2014. Based on their evaluation as of June 29, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10‑Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 13, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014.

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

•
excess or mismatched captive memory output, capacity or inventory, resulting in lower average selling prices, financial charges and impairments, lower gross margin or other consequences, or insufficient or mismatched captive memory output, capacity or inventory, resulting in lost revenue and growth opportunities;

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

•
disruptions to our supply chain or operations, for example, whether due to natural disasters, emergencies such as power outages, fires or chemical spills, or employee strikes or other job actions, or geopolitical unrest;

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

Competitive pricing pressures or product mix changes may result in lower average selling prices for our products, and if such price declines are not offset by a corresponding increase in demand for our products or a reduction in our costs, our revenue, margins or both may decline. The price of NAND flash memory is influenced by, among other factors, the balance between supply and demand, including the effects of new fab capacity in the industry, macroeconomic factors and business conditions, technology transitions, conversion of industry DRAM capacity to NAND, development of new technologies such as 3D NAND or other actions taken by us or our competitors to gain market share. In particular, the NAND flash memory industry has, from time-to-time, experienced periods of excess supply, resulting in price declines. Industry bit supply is expected to continue to grow, and if bit supply grows at a faster rate than market demand, the industry could again experience unanticipated price declines. If we are not able to offset price declines with sufficient increases in unit sales or average memory capacity per unit or a shift in product mix towards products with higher average selling prices, our revenue may be harmed. In addition, our products have varying gross margins and, to the extent our revenue mix shifts towards products with lower gross margins, our overall profitability may decline or not grow as expected.

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

The semiconductor industry, and the NAND flash memory industry in particular, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. We are limited in our ability to react or adjust our cost structure and technology mix in response to these cyclical fluctuations. Investment decisions regarding our captive memory supply require significant planning and lead-time before an increase in supply can be realized, and are further determined by factors such as the timing, rate and type of investment by us and Toshiba, our partner in Flash Ventures, agreement between us and Toshiba as to these matters, our evaluation of the potential return on investment of the addition of new capacity, particularly in light of the timing, cost and availability of next generation technology, our profitability, our estimation of market demand and our liquidity position. A failure to accurately forecast demand for our products or industry capacity could cause us to over-invest or under-invest in the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. For example, in fiscal year 2008 and the first quarter of fiscal year 2009, we recorded charges for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. On the other hand, if we or Toshiba under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect or we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply of the right type of memory or at all to meet demand on a timely and cost effective basis and we may lose opportunities for revenue growth and market share as a result, which would harm our ability to grow revenue. In such cases, we may have only a limited ability to satisfy our supply needs from non-captive supply sources and may not be able to obtain the right mix of non-captive product that meets our requirements within an adequate lead time or at a cost that allows us to generate an adequate gross margin, which may cause us to lose sales, market share and profits. Furthermore, if our memory supply is limited, we may make strategic decisions with respect to the allocation of our supply among our products and customers in an effort to preserve our long-term goals. However, these strategic allocation decisions may result in less favorable gross margin in the short term or damage certain customer relationships. Our customers also may not allow us to change the memory in the products that they have already qualified, which can further limit our ability to satisfy our supply needs from other sources for products that require long and extensive qualification cycles. For example, certain of our embedded products and SSDs utilize older memory technology nodes or different memory architectures for extended periods of time, based on customer demand, requiring us to produce multiple technology nodes and memory architectures in parallel, increasing the complexity and cost of our business, limiting our manufacturing flexibility and exposing us to greater inventory risk. In addition, we are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed under Flash Ventures and the foundry arrangement with Toshiba for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margin. Our limited ability to react to fluctuations in supply and demand makes us particularly susceptible to variations from our forecasts and expectations, and even in times of excess demand, our operating results may be harmed.

The future growth of our business depends on the development and performance of new and existing markets for flash memory, including the SSD markets, and on our ability to penetrate, maintain or improve our position in these markets. Historically, removable flash memory imaging cards and USB drives, both sold primarily through the retail channel, provided the majority of our revenue. As growth in these retail products slowed, we increased sales of embedded NAND flash memory and cards for devices such as mobile phones, tablets, and other mobile devices, which now represent the largest percentage of our revenue. More recently, SSD products have generated the largest portion of our revenue growth. Our future growth is dependent on the development of new markets, new applications and new products for NAND flash memory, on the continued use of NAND flash memory in existing markets and on our ability to penetrate, maintain or improve our position in such markets. There can be no assurance that the use of NAND flash memory in existing markets and products will continue or grow fast enough, or at all, that we will be able to maintain or improve our position in existing markets, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow.

Over the next several years, we believe that the largest growth areas for NAND flash will be SSD solutions, whereas the mobile market for NAND flash is expected to grow at a slower rate than in the past, and the retail market for NAND flash is expected to be approximately constant or declining. We will continue to make significant investments in the development of hardware and software solutions for SSD markets in order to successfully penetrate and gain market share in SSD solutions. However, our ability to succeed in the SSD solutions market is subject to various risks and uncertainties, including, among other things:

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

Our revenue depends in large part on our ability to achieve design wins with OEM customers and the success of products sold by our OEM customers. Our primary OEM products include cards for mobile devices, embedded memory products, and SSDs for the notebook, storage and server markets. Our OEM revenue is primarily dependent upon our products meeting OEM specifications and the achievement of design wins in an OEM’s products such as mobile phones, tablets, computers and enterprise servers. Even if our products meet OEM specifications, our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors, the OEMs’ ability to create, market and sell their products successfully, and our ability to supply our products in sufficient quantity and in a timely manner. For example, in the first half of fiscal year 2012, our OEM sales declined because our next generations of mobile embedded products were in various stages of development and qualification, and because mobile OEM customers reduced their rate of card bundling and bundled lower capacity cards. In addition, direct sales of our products may compete with products sold by our OEM partners, which may affect the commitment of our OEM partners to sell our products. If our OEM customers are not successful in selling their current or future products in sufficient volume or in a timely manner, should they decide not to use our products in the volumes and within the timeframes that we anticipate, or at all, or should we not be able to produce our products in sufficient quantity or quality, our revenue, operating results and financial condition could be harmed.

Sales to a small number of customers represent a significant portion of our revenue, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenue and operating results could suffer. Our ten largest customers represented approximately 47% and 48% of our revenue in the three and six months ended June 29, 2014, respectively. One customer accounted for 17% of our revenue in the both the three and six months ended June 29, 2014. The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and there have been changes in the market share concentration among our customers. Many of our OEM customers purchase more than one product category from us. We expect fluctuations in our customer and licensee base and the mix of our revenue by customer and licensee to continue as our markets and strategies evolve, which could make our revenue less predictable from period-to-period. Our sales are generally made from standard purchase orders and short-term commitments rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time with limited notice or penalty. If we were to lose one or more of our major customers or experience any material reduction in orders from, or a material shift in product mix by, any of these customers, or if we were to lose one or more of our licensees or any of our licensees were to materially reduce their sales of licensed products, our revenue and operating results could suffer.

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

We sell our enterprise SSDs to a limited number of OEM customers that have long design, qualification and sales processes, and we expect growing demand from hyperscale customers that may be difficult to forecast. The enterprise storage market is comprised of a relatively limited number of OEM customers, with long design, qualification and test cycles prior to sales. OEM customers in the enterprise storage market typically also require us to customize our products, which could further lengthen the product design, qualification, manufacturing and sales process. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any customer orders on the timelines or in the quantities we expect. These lengthy and uncertain processes also make it difficult for us to forecast demand and timing of customer orders. Moreover, we start manufacturing our products and placing orders for materials and components based on non-binding forecasts that our OEM customers provide to us, further increasing our inventory exposure when actual sales vary from the OEM customer’s forecasts. The difficulty in forecasting demand and the customized nature of our products for certain OEMs make it difficult to anticipate our inventory requirements, which may cause us to over-purchase materials and components or over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Furthermore, due to longer customer product cycles, we may not be able to transition customers to our leading edge products, which would prevent us from benefitting from the technology transitions that enable cost reductions, which may harm our gross margin. For the enterprise products that we acquired with the SMART Storage Systems, or SMART Storage, acquisition, we are in the process of transitioning these products from non-captive memory to captive memory, and delays in the qualification of captive memory for these products may cause unexpected declines in our revenue or margins from these products. We expect growing demand for our SSD solutions from hyperscale customers. These hyperscale customers may place orders for significant volumes with short lead times that may be difficult for us to forecast and fulfill, which could result in the loss of sales opportunities and adversely affect our business.

We rely substantially on our ventures and strategic partnerships with Toshiba, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results. Substantially all of our NAND flash memory is supplied by Flash Ventures. In addition, we partner with Toshiba on the development of NAND flash technology and we have entered into strategic partnerships with Toshiba relating to research and development for the next technology transitions of NAND flash and alternative technologies beyond NAND flash technologies. We have also entered into a non-binding memorandum of understanding with Toshiba to jointly invest in a new wafer fab facility in Yokkaichi, Japan, the primary purpose of which is to secure space for converting existing 2D NAND capacity to 3D NAND beginning in 2016. These ventures and strategic partnerships are subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending or our future growth opportunities, including, among others:

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

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory or the alternative technologies that we are developing obsolete or less attractive, and we may not have access to those new technologies on a cost-effective basis, or at all, or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. Due to inherent technology limitations, the bit growth and cost reduction from 2D NAND flash technology transitions is slowing down. We currently expect to be able to continue to scale our current 2D NAND flash memory architecture through at least the 1Z‑nanometer technology node. We expect to transition to the 1Z‑nanometer node beginning in the second half of fiscal year 2014 and continuing through at least fiscal year 2015. Beyond the 1Z‑nanometer node there is no certainty that further technology scaling can be achieved cost effectively with the 2D NAND flash memory architecture. In the first quarter of fiscal year 2011, we began investing in our 3D NAND flash technology. In 3D NAND technology, the memory cells are packed along the vertical axis as opposed to the horizontal axis as in the current 2D NAND flash technologies. As we progress with our 3D NAND development, we are evaluating and modifying certain aspects of our technology architecture to optimize for manufacturability, scalability, cost and product specifications, targeting a broader range of applications. We believe 2D NAND flash memory will co-exist with 3D NAND for an extended period of time. We are also investing 3D ReRAM technology, which we believe may be a viable alternative to NAND flash memory when NAND flash memory can no longer cost-effectively scale at a sufficient rate, or at all. The success of our overall technology strategy is also dependent in part upon the development by third-party suppliers of advanced semiconductor materials and process technologies, such as extreme ultraviolet, or EUV. Our technology development of 2D NAND, 3D NAND and 3D ReRAM is done in conjunction with Toshiba, and the success of our development could be influenced by whether we are able to agree with Toshiba on a technology path or the timing and amount of investment. There can be no assurance that we will be successful in developing 3D NAND, 3D ReRAM or other technologies in a timely manner or at all, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies. Furthermore, we cannot guarantee that 3D NAND, 3D ReRAM or other technologies we develop will match or exceed all of the performance characteristics of 2D NAND flash technology, will be developed at a rate that matches market needs, will result in cost reductions that will enable us to be competitive, or will be well-suited, in a timely manner or at all, for all of the applications in the end markets that 2D NAND flash memory currently addresses or may address in the future. Additionally, 3D NAND, 3D ReRAM or other technologies may require different capital equipment or manufacturing processes than existing 2D NAND which could impact the cost reduction benefits obtainable through these technologies.

Many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies such as magnetoresistive RAM, or MRAM, ReRAM, Memristor, vertical or stacked NAND, phase-change and charge-trap flash technologies and other technologies. Samsung Electronics Co., Ltd., or Samsung, has announced the volume production of its 3D NAND flash technology, known as 3D VNAND, and other companies have indicated they are working on 3D NAND technologies. At this time, these technologies are still emerging and it is unclear how they will compare to our 2D NAND or 3D NAND technology and what implications 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. For example, the specifications of competitors’ 3D NAND may make it more competitive in certain products than the 2D NAND currently produced by us. Successful broad-based commercialization of one or more of these technologies could reduce the competitiveness and future revenue and profitability of our current and future generations of 2D NAND flash technology, and it could reduce the competitiveness and future revenue and profitability of the potential alternative 3D NAND or 3D ReRAM technologies that we are developing or even supplant them in their entirety. In addition, we generate license and royalty revenue from NAND flash technology, and if NAND flash technology is replaced by a technology where our IP is less relevant, our license and royalty revenue would decrease. Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally. If our competitors successfully develop new or alternative technologies, and we are unable to scale our technology on an equivalent basis, or if our competitors’ new or alternative technologies satisfy application-specific requirements that our technologies are not able to, we may not be able to compete effectively, and our operating results and financial condition would suffer.

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

Difficulty in forecasting demand for our products may result in excess inventory or lost sales, either of which could harm our financial results. A significant portion of our quarterly sales are from orders received and fulfilled in that quarter. Additionally, we depend upon timely reporting from some of our customers as to their inventory levels and sales of our products in order to forecast demand for our products. Furthermore, the diversification of our product offerings and our customer base requires us to produce multiple technology nodes and memory architectures in parallel in order to meet demand. The failure to accurately forecast demand for our products may result in lost sales or excess inventory and associated reserves or write-downs, any of which could harm our business, financial condition and operating results.

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

Our license and royalty revenue may fluctuate or decline significantly in the future due to license agreement renewals, declines in sales of the products or use of technology underlying the license and royalty revenue by our licensees, or if licensees fail to perform on a portion or all of their contractual obligations. If our existing licensees do not renew their licenses upon expiration, renew them on less favorable terms, exercise their option to terminate the license or fail to exercise their option to extend the licenses, or we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed. As our older patents expire, and the coverage of our newer patents may be different, it may be more difficult to negotiate or renew favorable license agreement terms or a license agreement at all. For example, in the first quarter of fiscal year 2010, our license and royalty revenue decreased sequentially primarily due to a new license agreement with Samsung that was effective in the third quarter of fiscal year 2009, with a term expiring in August 2016, and contains a lower effective royalty rate compared to the previous license agreement. To the extent that we are unable to renew license agreements under similar terms, or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees. Our agreements may require us in certain instances to recognize license revenue related to a particular licensee all in one period instead of over time which could create additional volatility in our licensing revenue. A portion of our license and royalty revenue is based on sales of product categories as well as underlying technology, and fluctuations in the sales of those products or technology adoption rates would also result in fluctuations in the license and royalty revenue due to us under our agreements. If our licensees or we fail to perform on contractual obligations, we may incur costs to enforce or defend the terms of our licenses and there can be no assurance that our enforcement, defense or collection efforts will be effective. If we license new IP from third-parties or existing licensees, we may be required to pay license fees, royalty payments or offset existing license revenue. In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

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

We may not be able to realize the potential financial or strategic benefits of business acquisitions or strategic investments, which could harm our ability to grow our business, develop new products or sell our products. We have in the past and may in the future enter into acquisitions of, or investments in, businesses in order to complement or expand our current business or enter into new markets. Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control and no assurance can be given that our previous or future acquisitions will be successful, deliver the intended benefits and not materially harm our business, operating results or financial condition. Furthermore, negotiation and integration of acquisitions or strategic investments could divert management’s attention and other company resources.

Factors associated with past or future acquisitions or investments that could harm our growth prospects or results of operations include but are not limited to:

•	difficulty in integrating the technology, products, operations or workforce of the acquired business into our business;

•
failure to transition an acquired business from third-party sources of NAND flash memory to our captive supply of these materials or inability to procure sufficient NAND flash memory from third-party sources in a cost effective manner or at all, which could harm our ability to achieve the expected benefits from the acquisition;

•
failure to leverage the cost benefits of using our captive assembly and test or manufacturing facilities for the operations of an acquired business, which could harm our ability to achieve the expected benefits from the acquisition;

•	difficulty in entering into new markets in which we have limited or no experience, such as software solutions, and where competitors have stronger positions;

•	failure of the markets addressed by the acquired business to grow as expected;

•
loss of, or the impairment of or failure to maintain and grow relationships with, key employees, suppliers, vendors or customers of the acquired business, including any on which the acquired business is significantly reliant;

•
difficulty in integrating the technology of the acquired business into our product lines in existence or in development, which could harm our ability to maintain the business after the acquisition or diminish our expected benefits of the acquisition;

•	difficulty in operating in new and potentially dispersed locations;

•	disruption of our ongoing business or the ongoing business of the company we invest in or acquire;

•	failure to realize the potential financial or strategic benefits of the transaction, including but not limited to any expected cost savings or synergies from the acquisition;

•	difficulty integrating the accounting, supply chain, human resources and other systems of the acquired business;

•	disruption of or delays in ongoing research and development efforts and release of new products to market;

•	diversion of capital, management attention and other resources;

•	assumption of liabilities;

•	issuance of equity securities that may be dilutive to our existing stockholders;

•
diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments, including any ongoing litigation of the acquired business;

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

In July 2014, we completed the acquisition of Fusion-io, Inc., a developer of flash-based PCIe hardware and software solutions that enhance application performance in enterprise and hyperscale data centers. In addition to the risks described above, failure to leverage or delays in leveraging Fusion-io’s go-to-market capabilities to generate revenues for SanDisk’s products could harm our ability to realize the potential financial or strategic benefits of the acquisition and thereby harm our growth prospects or results of operations.

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

•
NAND Manufacturers. We compete with NAND flash memory manufacturers, including SK Hynix Semiconductor, Inc., Intel Corporation, or Intel, Micron Technology, Inc., or Micron, Samsung and Toshiba. These companies compete with us in selling a range of flash based products and form factors, including embedded, SSDs, removable and other form factors. These competitors are large companies that may have greater and more advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources, better recognized brand names and more diversified and lower cost businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our competitors at a low cost. In addition, many of our competitors have more diversified semiconductor manufacturing capabilities and can internally produce integrated solutions or hybrid products that may include a combination of NAND flash, DRAM, custom ASICs or other integrated products, while our captive manufacturing capability is solely dedicated to NAND flash. These diversified capabilities may also provide these competitors with a competitive advantage not only in product design and manufacturing due to the ability to leverage know-how in DRAM, custom ASICs or other technologies, but also in a greater ability to respond to industry fluctuations due to their ability to convert their DRAM and other semiconductor manufacturing capacity or equipment to NAND flash and vice-versa. Furthermore, some of these competitors manufacture and sell products that are complementary to flash memory products, and may be able to leverage their competencies and customer relationships to gain a competitive advantage. Current and future memory manufacturer competitors could produce alternative flash or other memory technologies that could compete against our NAND flash technology or our alternative technologies, which may reduce demand or accelerate price declines for our products. Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of NAND flash technology in new applications. If our scaling of NAND flash technology slows down relative to our competitors, our business and operating results would be harmed and our investments in captive fabrication facilities could be impaired.

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

•
Client Storage Solution Manufacturers. In the market for client computing SSDs, we face competition from Intel, Micron, Samsung and Toshiba, all of which are also NAND flash producers, as well as client SSD solution providers such as Kingston Technology Co., Inc., Seagate Technology PLC, or Seagate, and Western Digital Corporation, or WDC. In this market, we compete with these industry players largely on the basis of performance capabilities, price and product reliability. Many of the large NAND flash producers have long established relationships with computer manufacturers, or are computer manufacturers themselves, which gives them a competitive advantage in qualifying and integrating their client storage solutions in this market as well as the ability to leverage competencies that have been developed through these relationships in the past. Hard drive manufacturers such as Seagate and WDC may also have a competitive advantage in their ability to leverage their existing relationships and brand recognition with customers, as well as their ability to leverage existing technology in creating hybrid drive products. Our failure to compete effectively against these industry players could harm our business and results of operations.

•
Enterprise Storage Solution Manufacturers. In the market for enterprise data center SSDs, we face competition from Intel, Micron, Samsung and Toshiba, all of which are also NAND flash producers, as well as from Seagate and WDC. Many of these competitors have significantly more experience with the software components that are required for successful enterprise SSD solutions, and our failure to continue to develop software expertise could harm our ability to effectively compete in this market. Many established and start-up companies are contributing to the development of the enterprise data center SSD market. Our competitors in this market may be able to leverage existing resources and competencies or acquire or develop other strategic relationships with established or start-up companies before we are able to, which could give them a competitive advantage, and if we are unable to independently develop comparable capabilities, we may be unable to effectively compete.

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

The Flash Ventures’ master equipment lease obligations contain covenants, which if breached, would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, some of the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of June 29, 2014, Flash Ventures was in compliance with all of its master lease covenants.

If our stockholders’ equity were to fall below $1.51 billion, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $586 million, based upon the exchange rate at June 29, 2014, covered by our guarantee under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available.

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

Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenue, costs and stock price. Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer demand. Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers, or adversely affect consumer confidence. We have substantial operations in Israel, including a development center in Northern Israel, near the border with Lebanon, a research center in Omer, Israel, which is near the Gaza Strip, and offices near Tel Aviv, all areas that have experienced and are currently experiencing significant violence and political unrest. Due to the recent conflict in the Gaza Strip and the surrounding areas, many of our employees in Israel have been called up for active military duty, which could disrupt our development and other operations. Conflict in the Gaza Strip and the surrounding areas, as well as turmoil and unrest in the Middle East or other regions could cause delays in the development or production of our products and could harm our business and operating results.

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

New conflict minerals regulations are causing us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products. In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These new rules require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or any adjoining country. These new rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. During the course of our diligence procedures, we could find that the minerals procured by one or more of our suppliers are not “conflict free” or discover violations of other rules, regulations or laws. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers, including OEM and other customers in our commercial channel, may require that our products be free of conflict minerals, and our revenue and margin may be harmed if we are unable to provide assurances to our customers that our products are “conflict free” or to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be significant costs associated with complying with the ongoing diligence and disclosure requirements, such as costs related to determining the source of certain minerals used in our products and costs of an independent private sector audit, to the extent required, as well as costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

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

We have significant financial obligations related to Flash Ventures, as well as under our 1.5% Convertible Senior Notes due 2017 and our 0.5% Convertible Senior Notes due 2020, which could negatively impact our cash flows and financial position. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of June 29, 2014, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $586 million based on the exchange rate at June 29, 2014. We also have significant commitments for the future fixed costs of Flash Ventures, and we expect to continue to incur significant obligations with respect to, as well as make continued investments in, Flash Ventures. In addition, as of June 29, 2014, the aggregate principal amount outstanding under our 1.5% Convertible Senior Notes due 2017 (the “1.5% Notes due 2017”) and our 0.5% Convertible Senior Notes due 2020 (the “0.5% Notes due 2020,” and together with the 1.5% Notes due 2017, the “Notes”) was $2.5 billion. The Notes may become convertible at the option of the holders for certain periods as a result of, among other things, fluctuations in our stock price. For example, as a result of the trading price of our common stock exceeding 130% of the conversion price for at least 20 trading days during the 30 consecutive trading day period ended June 30, 2014, the 1.5% Notes due 2017 are convertible at the holders’ option beginning on July 1, 2014 and ending September 30, 2014. Convertibility of the Notes based on the trading price of our common stock is assessed on a calendar-quarter basis. Upon any conversion of the Notes, we will be required to deliver cash up to the principal amount of the Notes that are converted and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, which would result in dilution to our shareholders. We may not have sufficient funds to make payments related to our Flash Ventures obligations or under the Notes when converted or due. Further, these obligations could negatively impact our cash flows and limit our ability to use our cash flow for our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate purposes.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act based upon settlement date during the three months ended June 29, 2014 (in millions, except share and per share amounts).

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

March 31, 2014 to April 27, 2014:
Open market purchases	130,888	$84.04	130,888
ASR settlement	622,522	(c)	622,522
April 28, 2014 to May 25, 2014	1,240,781	87.44	1,240,781
May 26, 2014 to June 29, 2014	1,341,558	98.39	1,341,558
Total	3,335,749		3,335,749	$1,585

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

(c)
In the third quarter of fiscal year 2013, under our share repurchase program, we entered into an accelerated share repurchase, or ASR, agreement with a financial institution to purchase $1.0 billion of our common stock. In exchange for an up-front payment of $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which ended on April 8, 2014. During the third quarter of fiscal year 2013, 14.5 million shares were initially delivered to us under this ASR agreement. In April 2014, the ASR was settled and we received an additional 0.6 million shares from the financial institution for a total of 15.1 million shares, which resulted in a volume-weighted-average price of $66.07 per share.

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

SANDISK CORPORATION

Dated:	July 31, 2014	By:	/s/ Judy Bruner
Judy Bruner
Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)

S - 1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
2.1	Agreement and Plan of Merger dated June 16, 2014, by and among SanDisk Corporation, Flight Merger Sub, Inc. and Fusion‑io, Inc.#	8-K	000-26734	2.1	6/16/2014
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-96298	3.2	8/29/1995
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.	10-Q	000-26734	3.1	8/16/2000
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.	S-3	333-85686	4.3	4/5/2002
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.	8-K	000-26734	3.1	6/1/2006
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.	8-K	000-26734	3.1	5/28/2009
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.	8-K/A	000-26734	3.5	5/16/1997
3.7	Certificate of Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.	8-A	000-26734	3.2	9/25/2003
3.8	Amended and Restated Bylaws of the Registrant dated September 11, 2013.	8-K	000-26734	3.1	9/17/2013
4.1	Rights Agreement, dated as of September 15, 2003, by and between the Registrant and Computershare Trust Company, Inc.	8-A	000-26734	4.2	9/25/2003
4.2	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006. by and between the Registrant and Computershare Trust Company, Inc.	8-A/A	000-26734	4.2	11/8/2006
4.3	Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017, dated as of August 25, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	8/25/2010
4.4	Indenture (including form of Notes) with respect to the Registrant’s 0.5% Convertible Senior Notes due 2020, dated as of October 29, 2013, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	10/29/2013
10.1	Consultant Services Agreement, dated May 7, 2014, between the Registrant and Dr. Chenming Hu					x
12.1	Computation of ratio of earnings to fixed charges.					x
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101.INS	XBRL Instance Document.					x
101.SCH	XBRL Taxonomy Extension Schema Document.					x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					x

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.

*	Furnished herewith.

E - 1