Form 10-Q
period 2014-09-28
SANDISK CORP
filed 2014-11-03
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

Number of shares outstanding of the issuer’s common stock, $0.001 par value, as of September 28, 2014: 220,648,812.

SANDISK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 28, 2014	December 29, 2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$930,835	$986,246
Short-term marketable securities	1,370,257	1,919,611
Accounts receivable, net	870,552	682,809
Inventory	782,128	756,975
Deferred taxes	169,548	138,192
Other current assets	230,814	166,885
Total current assets	4,354,134	4,650,718
Long-term marketable securities	2,843,933	3,179,471
Property and equipment, net	692,362	655,794
Notes receivable and investments in Flash Ventures	1,119,669	1,134,620
Deferred taxes	147,690	134,669
Goodwill	860,620	318,111
Intangible assets, net	594,239	247,904
Other non-current assets	95,614	167,430
Total assets	$10,708,261	$10,488,717

LIABILITIES, CONVERTIBLE SHORT-TERM DEBT CONVERSION OBLIGATION AND EQUITY
Current liabilities:
Accounts payable trade	$412,328	$282,582
Accounts payable to related parties	134,817	146,964
Convertible short-term debt	861,628	—
Other current accrued liabilities	480,188	509,732
Deferred income on shipments to distributors and retailers and deferred revenue	325,985	291,302
Total current liabilities	2,214,946	1,230,580
Convertible long-term debt	1,188,356	1,985,363
Non-current liabilities	242,491	307,083
Total liabilities	3,645,793	3,523,026

Commitments and contingencies (see Note 12)
Convertible short-term debt conversion obligation	138,372	—

Stockholders’ equity:
Common stock	221	225
Capital in excess of par value	5,242,898	5,040,017
Retained earnings	1,780,420	2,004,089
Accumulated other comprehensive loss	(97,205)	(76,459)
Total stockholders’ equity	6,926,334	6,967,872
Non-controlling interests	(2,238)	(2,181)
Total equity	6,924,096	6,965,691
Total liabilities, convertible short-term debt conversion obligation and equity	$10,708,261	$10,488,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands, except per share amounts)
Revenue	$1,746,491	$1,625,153	$4,892,447	$4,442,145

Cost of revenue	900,830	812,904	2,496,509	2,401,901
Amortization of acquisition-related intangible assets	28,523	10,256	67,860	29,916
Total cost of revenue	929,353	823,160	2,564,369	2,431,817
Gross profit	817,138	801,993	2,328,078	2,010,328
Operating expenses:
Research and development	223,309	183,821	626,168	526,987
Sales and marketing	111,392	72,237	271,762	194,965
General and administrative	60,044	49,171	162,798	141,152
Amortization of acquisition-related intangible assets	9,615	5,088	12,742	9,199
Impairment of acquisition-related intangible assets	—	83,228	—	83,228
Restructuring and other	24,984	—	24,984	—
Total operating expenses	429,344	393,545	1,098,454	955,531
Operating income	387,794	408,448	1,229,624	1,054,797
Interest income	12,699	11,366	41,665	37,022
Interest (expense) and other income (expense), net	(27,574)	(16,258)	(85,754)	(70,912)
Total other income (expense), net	(14,875)	(4,892)	(44,089)	(33,890)
Income before income taxes	372,919	403,556	1,185,535	1,020,907
Provision for income taxes	110,258	126,697	379,980	316,030
Net income	$262,661	$276,859	$805,555	$704,877
Net income per share:
Basic	$1.18	$1.20	$3.59	$2.96
Diluted	$1.09	$1.18	$3.37	$2.91
Shares used in computing net income per share:
Basic	222,201	230,253	224,530	238,097
Diluted	240,685	235,032	239,275	242,270

Cash dividends declared per share	$0.300	$0.225	$0.750	$0.225

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Net income	$262,661	$276,859	$805,555	$704,877
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on marketable securities	(3,880)	7,486	4,496	(6,589)
Reclassification adjustment for realized gain on marketable securities included in net income	(2,928)	(1,079)	(6,911)	(1,630)
Net unrealized holding gain (loss) on marketable securities	(6,808)	6,407	(2,415)	(8,219)

Foreign currency translation adjustments	(88,953)	11,115	(45,634)	(165,879)

Unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	(15,021)	3,094	3,897	(34,799)
Reclassification adjustment for realized loss on derivatives qualifying as cash flow hedges included in net income	6,353	14,454	15,760	33,828
Net unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	(8,668)	17,548	19,657	(971)
Total other comprehensive income (loss), before tax	(104,429)	35,070	(28,392)	(175,069)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(15,216)	3,734	(7,646)	(29,598)
Total other comprehensive income (loss), net of tax	(89,213)	31,336	(20,746)	(145,471)
Comprehensive income	$173,448	$308,195	$784,809	$559,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 28, 2014	September 29, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$805,555	$704,877
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	6,784	53,254
Depreciation	187,651	165,862
Amortization	230,987	171,956
Provision for doubtful accounts	677	498
Share‑based compensation expense	114,674	72,325
Excess tax benefit from share-based plans	(38,776)	(19,899)
Impairment and other	520	76,258
Other non-operating	343	774
Changes in operating assets and liabilities:
Accounts receivable, net	(145,997)	(51,749)
Inventory	52,556	4,096
Other assets	10,381	(23,093)
Accounts payable trade	62,118	82,194
Accounts payable to related parties	(12,147)	(50,975)
Other liabilities	(64,691)	60,479
Total adjustments	405,080	541,980
Net cash provided by operating activities	1,210,635	1,246,857
Cash flows from investing activities:
Purchases of short and long-term marketable securities	(3,376,250)	(2,504,479)
Proceeds from sales of short and long-term marketable securities	3,621,418	3,125,350
Proceeds from maturities of short and long-term marketable securities	563,890	634,600
Acquisition of property and equipment, net	(165,641)	(170,715)
Investment in Flash Ventures	(24,296)	—
Notes receivable issuances to Flash Ventures	(131,692)	—
Notes receivable proceeds from Flash Ventures	126,755	73,388
Purchased technology and other assets	(4,589)	(9,261)
Acquisitions, net of cash acquired	(1,063,798)	(304,320)
Net cash provided by (used in) investing activities	(454,203)	844,563
Cash flows from financing activities:
Repayment of debt financing	—	(928,061)
Distribution to non-controlling interests	—	(87)
Proceeds from employee stock programs	159,044	206,052
Excess tax benefit from share-based plans	38,776	19,899
Dividends paid	(169,443)	(50,638)
Share repurchases	(838,070)	(1,439,539)
Net cash used in financing activities	(809,693)	(2,192,374)
Effect of changes in foreign currency exchange rates on cash	(2,150)	8,249
Net decrease in cash and cash equivalents	(55,411)	(92,705)
Cash and cash equivalents at beginning of period	986,246	995,470
Cash and cash equivalents at end of period	$930,835	$902,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of September 28, 2014, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2014 and September 29, 2013, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2014 and September 29, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K filed with the SEC on February 21, 2014. The results of operations for the three and nine months ended September 28, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31 and its fiscal quarters consist of 13 weeks. The third quarters of fiscal years 2014 and 2013 ended on September 28, 2014 and September 29, 2013, respectively. Certain prior period amounts have been reclassified in the footnotes to conform to current period presentation, including line items within non-current liabilities in Note 4, “Balance Sheet Information.” For accounting and disclosure purposes, the exchange rates of 109.23, 104.94 and 98.27 at September 28, 2014, December 29, 2013 and September 29, 2013, respectively, were used to convert Japanese yen to U.S. dollars. Throughout the Notes to Condensed Consolidated Financial Statements, unless otherwise indicated, references to Net income refer to Net income attributable to common stockholders.

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recent Accounting Pronouncement

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  The Company expects to adopt ASU 2014-15 in fiscal year 2016 and the Company does not expect the adoption of ASU 2014-15 to have a significant impact on its Consolidated Financial Statements or related disclosures.

In May 2014, the FASB issued accounting guidance “Revenue from Contracts with Customers.” Under this guidance, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This standard becomes effective and will be adopted in the first quarter of fiscal year 2017 with early adoption not permitted. Under application of the existing guidance, the Company’s sales made to distributors and retailers are generally deferred until the distributors or retailers sell the merchandise to their end customer. Under the new standard, the Company’s sales made to distributors and retailers are expected to be recognized upon transfer of inventory to the distributor or retailer resulting in earlier revenue recognition than per existing guidance with additional use of estimation. In addition, the timing of the Company’s revenue relating to the licensing of intellectual property could materially change. The Company is currently evaluating the appropriate transition method and any further impact of this guidance on its Consolidated Financial Statements and related disclosures.

During the three months ended September 28, 2014, the Company early adopted the FASB accounting guidance “Presentation of Financial Statements and Property, Plant and Equipment” and determined it did not have any impact on the Company’s Condensed Consolidated Financial Statements or related disclosures.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities were as follows (in thousands):

	September 28, 2014	December 29, 2013
Cash and cash equivalents	$930,835	$986,246
Short-term marketable securities	1,370,257	1,919,611
Long-term marketable securities	2,843,933	3,179,471
Total cash, cash equivalents and marketable securities	$5,145,025	$6,085,328

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

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments (in thousands):

	September 28, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$720,906	$—	$—	$720,906	$760,363	$—	$—	$760,363
Fixed income securities	16,688	4,214,333	—	4,231,021	160,194	4,985,059	—	5,145,253
Derivative assets	—	2,254	—	2,254	—	777	—	777
Total financial assets	$737,594	$4,216,587	$—	$4,954,181	$920,557	$4,985,836	$—	$5,906,393

Derivative liabilities	$—	$24,031	$—	$24,031	$—	$45,859	$—	$45,859
Total financial liabilities	$—	$24,031	$—	$24,031	$—	$45,859	$—	$45,859

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	September 28, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$720,906	$16,831	$—	$737,737	$773,435	$33,099	$—	$806,534
Short-term marketable securities	4,915	1,365,342	—	1,370,257	15,090	1,904,521	—	1,919,611
Long-term marketable securities	11,773	2,832,160	—	2,843,933	132,032	3,047,439	—	3,179,471
Other current assets	—	2,254	—	2,254	—	777	—	777
Total financial assets	$737,594	$4,216,587	$—	$4,954,181	$920,557	$4,985,836	$—	$5,906,393
Other current accrued liabilities	$—	$24,031	$—	$24,031	$—	$45,741	$—	$45,741
Non-current liabilities	—	—	—	—	—	118	—	118
Total financial liabilities	$—	$24,031	$—	$24,031	$—	$45,859	$—	$45,859

(1)
Cash equivalents exclude cash holdings of $193.1 million and $179.7 million included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets as of September 28, 2014 and December 29, 2013, respectively.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the nine months ended September 28, 2014, the Company had no transfers of financial assets or liabilities between Level 1 and Level 2. As of September 28, 2014 and December 29, 2013, the Company had no financial assets or liabilities categorized as Level 3 and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows (in thousands):

	September 28, 2014				December 29, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$16,706	$2	$(21)	$16,687	$160,598	$21	$(424)	$160,195
U.S. government-sponsored agency securities	18,912	—	(13)	18,899	8,112	10	(1)	8,121
International government securities	79,582	13	(202)	79,393	38,492	1	(224)	38,269
Corporate notes and bonds	766,419	860	(820)	766,459	864,331	1,504	(1,565)	864,270
Asset-backed securities	168,190	51	(277)	167,964	226,620	114	(170)	226,564
Mortgage-backed securities	51,831	24	(138)	51,717	86,542	18	(554)	86,006
Municipal notes and bonds	3,115,376	14,791	(265)	3,129,902	3,744,138	18,931	(1,241)	3,761,828
Total available-for-sale investments	$4,217,016	$15,741	$(1,736)	$4,231,021	$5,128,833	$20,599	$(4,179)	$5,145,253

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of September 28, 2014, are summarized in the following table (in thousands). Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$5,756	$(21)	$—	$—
U.S. government-sponsored agency securities	8,902	(13)	—	—
International government securities	57,285	(202)	—	—
Corporate notes and bonds	397,241	(820)	1,027	—
Asset-backed securities	100,795	(277)	—	—
Mortgage-backed securities	32,892	(135)	227	(3)
Municipal notes and bonds	225,140	(265)	—	—
Total	$828,011	$(1,733)	$1,254	$(3)

The gross unrealized loss related to these securities was primarily due to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at September 28, 2014 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table shows the realized gains and (losses) on sales of available-for-sale securities (in thousands):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Realized gains	$3,388	$2,184	$8,098	$3,869
Realized losses	(460)	(1,105)	(1,187)	(2,239)
Net realized gains (losses)	$2,928	$1,079	$6,911	$1,630

Fixed income securities by contractual maturity as of September 28, 2014 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations or the Company has the option to demand payment.

	Amortized Cost	Fair Value
Due in one year or less	$777,581	$779,489
After one year through five years	2,692,208	2,702,665
After five years through ten years	121,207	121,216
After ten years	626,020	627,651
Total	$4,217,016	$4,231,021

For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and fair values, which are based on quoted market prices (in thousands). The 1.5% Convertible Senior Notes due 2017 were categorized as Level 1, and the 0.5% Convertible Senior Notes due 2020 were categorized as Level 2 due to a lack of frequent trading as of both September 28, 2014 and December 29, 2013. See Note 6, “Financing Arrangements,” regarding details of each convertible note presented.

	September 28, 2014		December 29, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
1.5% Convertible Senior Notes due 2017	$861,628	$1,947,660	$829,792	$1,467,160
0.5% Convertible Senior Notes due 2020	1,188,356	1,813,590	1,155,571	1,480,290
Total	$2,049,984	$3,761,250	$1,985,363	$2,947,450

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3.	Derivatives and Hedging Activities

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

The Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Changes in fair value (i.e., gains or losses) of the derivatives are recorded as cost of revenue, operating expense, other income (expense), or as other comprehensive income (“OCI”). Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of set-off associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The Company does not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets and separately discloses the gross fair value amounts of the derivative instruments as either assets or liabilities.

Cash Flow Hedges. The Company uses foreign exchange forward contracts designated as cash flow hedges to hedge a portion of future forecasted wafer purchases and research and development (“R&D”) expenses in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI (“AOCI”) and subsequently reclassified into cost of revenue or R&D expense in the same period or periods in which the cost of revenue or R&D expense are recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized immediately as other income (expense). As of September 28, 2014, the notional amount and unrealized loss on the effective portion of the Company’s outstanding foreign exchange forward contracts to purchase Japanese yen that are designated as cash flow hedges are shown in both Japanese yen (in billions) and U.S. dollar (in thousands), based upon the exchange rate as of September 28, 2014, as follows:

	Notional Amount		Unrealized Loss
	(Japanese yen)	(U.S. dollar)	(U.S. dollar)
Foreign exchange forward contracts	¥19.7	$180,633	$(16,366)

As of September 28, 2014, the maturities of these contracts were 12 months or less.

Other Derivatives. Other derivatives that are non-designated consist primarily of foreign exchange forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding foreign exchange forward contracts were marked-to-market at September 28, 2014 with realized and unrealized gains and losses included in other income (expense). As of September 28, 2014, the Company had foreign exchange forward contracts hedging exposures in European euros, British pounds and Japanese yen. Foreign exchange forward contracts were outstanding to buy and sell U.S. dollar-equivalents of approximately $155.1 million and $97.3 million in foreign currencies, respectively, based upon the exchange rates at September 28, 2014.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts. Gross fair value of derivative contracts was as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	September 28, 2014	December 29, 2013	September 28, 2014	December 29, 2013
Foreign exchange forward contracts not designated	$2,254	$777	$—	$—

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	September 28, 2014	December 29, 2013	September 28, 2014	December 29, 2013
Foreign exchange forward contracts designated	$16,366	$38,375	$—	$118
Foreign exchange forward contracts not designated	7,665	7,366	—	—
Total derivatives	$24,031	$45,741	$—	$118

As of September 28, 2014, the potential effect of rights of set-off associated with the above foreign exchange forward contracts would result in a net derivative liability balance of $22.5 million and an immaterial net derivative asset balance. As of December 29, 2013, the potential effect of rights of set-off would result in a net derivative liability balance of $45.2 million and an immaterial net derivative asset balance.

Effect of Foreign Exchange Forward Contracts Designated as Cash Flow Hedges on the Condensed Consolidated Statements of Operations. All designated cash flow derivative contracts were considered effective for the three and nine months ended September 28, 2014 and September 29, 2013. The impact of the effective portion of designated cash flow derivative contracts on the Company’s results of operations was as follows (in thousands):

	Three months ended				Nine months ended
	Amount of gain (loss) recognized in OCI		Amount of loss reclassified from AOCI to earnings		Amount of gain (loss) recognized in OCI		Amount of loss reclassified from AOCI to earnings
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Foreign exchange forward contracts	$(15,021)	$3,094	$(6,353)	$(14,454)	$3,897	$(34,799)	$(15,760)	$(33,828)

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

The following table presents the forward points on foreign exchange contracts excluded for the purposes of cash flow hedging designation recognized in other income (expense) (in thousands):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Foreign exchange forward contracts	$(204)	$(117)	$(915)	$(563)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Gain (loss) on foreign exchange forward contracts including forward point income	$(5,869)	$(256)	$(2,594)	$6,209
Gain (loss) from revaluation of foreign currency exposures hedged by foreign exchange forward contracts	4,676	684	1,926	(8,724)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4.	Balance Sheet Information

Accounts Receivable, net. Accounts receivable, net was as follows (in thousands):

	September 28, 2014	December 29, 2013
Accounts receivable from product revenue	$1,075,956	$904,551
Allowance for doubtful accounts	(9,462)	(8,274)
Price protection, promotions and other activities	(195,942)	(213,468)
Total accounts receivable, net	$870,552	$682,809

Inventory. Inventory was as follows (in thousands):

	September 28, 2014	December 29, 2013
Raw material	$472,863	$440,570
Work-in-process	121,530	102,543
Finished goods	187,735	213,862
Total inventory	$782,128	$756,975

Other Current Assets. Other current assets were as follows (in thousands):

	September 28, 2014	December 29, 2013
Income tax receivables	$18,198	$7,976
Other tax-related receivables	85,621	62,784
Other non-trade receivables	75,466	37,368
Prepayment to Flash Forward Ltd.	—	5,144
Derivative contract receivables	2,254	777
Prepaid expenses	25,037	12,630
Convertible note issuance costs	5,413	—
Other current assets	18,825	40,206
Total other current assets	$230,814	$166,885

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) were as follows (in thousands):

	September 28, 2014	December 29, 2013
Notes receivable, Flash Partners Ltd.	$13,732	$100,057
Notes receivable, Flash Alliance Ltd.	338,735	323,995
Notes receivable, Flash Forward Ltd.	222,009	169,144
Investment in Flash Partners Ltd.	183,606	190,694
Investment in Flash Alliance Ltd.	274,340	283,999
Investment in Flash Forward Ltd.	87,247	66,731
Total notes receivable and investments in Flash Ventures	$1,119,669	$1,134,620

Equity-method investments and the Company’s maximum loss exposure related to Flash Ventures are discussed further in Note 12, “Commitments, Contingencies and Guarantees – Flash Ventures” and Note 13, “Related Parties and Strategic Investments.”

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known. Impairments, when required for credit worthiness, are recorded in other income (expense). The Company makes or will make long-term loans to Flash Ventures to fund new process technologies and additional wafer capacity. The Company aggregates its Flash Ventures’ notes receivable into one class of financing receivables due to the similar ownership interest and common structure in each flash venture entity. For all reporting periods presented, no loans were past due and no loan impairments were recorded.

Other Non-current Assets. Other non-current assets were as follows (in thousands):

	September 28, 2014	December 29, 2013
Prepaid tax on intercompany transactions	$34,468	$37,747
Convertible note issuance costs	11,685	20,612
Long-term prepaid income tax	—	66,176
Other non-current assets	49,461	42,895
Total other non-current assets	$95,614	$167,430

Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	September 28, 2014	December 29, 2013
Accrued payroll and related expenses	$192,174	$227,779
Derivative contract payables	24,031	45,741
Taxes payable	75,649	59,618
Other accrued liabilities	188,334	176,594
Total other current accrued liabilities	$480,188	$509,732

Non-current Liabilities. Non-current liabilities were as follows (in thousands):

	September 28, 2014	December 29, 2013
Income tax liabilities	$119,131	$205,266
Deferred tax credits on intercompany transactions	5,492	15,065
Deferred tax liabilities	25,140	3,482
Deferred revenue	36,079	35,346
Other non-current liabilities	56,649	47,924
Total non-current liabilities	$242,491	$307,083

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets, and the activity was as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Balance, beginning of period	$48,742	$38,355	$43,624	$38,787
Warranty liability assumed	3,794	2,363	3,794	2,363
Additions and adjustments to cost of revenue	1,746	9,224	14,104	20,142
Usage	(6,794)	(10,973)	(14,034)	(22,323)
Balance, end of period	$47,488	$38,969	$47,488	$38,969

The majority of the Company’s products have a warranty of five years or less, with a small number of products having a warranty ranging up to ten years or more. For warranties ten years or greater, including lifetime warranties, the Company uses the estimated useful life of the product to calculate the warranty exposure. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty liability is affected by customer and consumer returns, product failures, number of units sold and repair or replacement costs incurred. Should actual product failure rates, or repair or replacement costs, differ from the Company’s estimates, increases or decreases to its warranty liability would be required. Additions and adjustments to cost of revenue in the three months ended September 28, 2014 included adjustments to certain warranty assumptions, related to future potential claims, resulting in a $5.7 million reduction to the overall future warranty exposure.

Accumulated Other Comprehensive Income (Loss). AOCI presented in the accompanying Condensed Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and hedging activities, net of tax, for all periods presented (in thousands):

	September 28, 2014	December 29, 2013
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$8,905	$10,479
Foreign currency translation	(86,269)	(47,440)
Hedging activities	(19,841)	(39,498)
Total accumulated other comprehensive loss	$(97,205)	$(76,459)

The amount of income tax expense (benefit) allocated to the unrealized gain (loss) on available-for-sale investments and foreign currency translation activities was as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Available-for-sale investments	$(2,439)	$2,272	$(841)	$(3,200)
Foreign currency translation	(12,777)	1,462	(6,805)	(26,398)
Total income tax expense (benefit) allocated	$(15,216)	$3,734	$(7,646)	$(29,598)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The significant amounts reclassified out of each component of AOCI were as follows (in thousands):

	Three months ended		Nine months ended
AOCI Component	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	Statement of Operations Line Item
Unrealized gain on available-for-sale investments	$2,928	$1,079	$6,911	$1,630	Interest (expense) and other income (expense), net
Tax impact	(1,053)	(382)	(2,447)	(865)	Provision for income taxes
Unrealized gain on available-for-sale investments, net of tax	1,875	697	4,464	765
Unrealized holding loss on derivatives:
Foreign exchange contracts	(6,190)	(14,454)	(15,240)	(33,828)	Cost of revenue
Foreign exchange contracts	(163)	—	(520)	—	Research and development
Loss on cash flow hedging activities	(6,353)	(14,454)	(15,760)	(33,828)
Total reclassifications for the period, net of tax	$(4,478)	$(13,757)	$(11,296)	$(33,063)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5.	Goodwill and Intangible Assets

Goodwill. Goodwill balances and activity during the nine months ended September 28, 2014 were as follows (in thousands):

Carrying Amount
Balance as of December 29, 2013	$318,111
Acquisition	542,690
Adjustment	(181)
Balance as of September 28, 2014	$860,620

During the nine months ended September 28, 2014, goodwill increased by $542.5 million, primarily due to the Company’s acquisition of Fusion‑io, Inc. (“Fusion‑io”) during the third quarter of fiscal year 2014. For additional information regarding the Fusion-io acquisition, see Note 14, “Business Acquisition.”

Intangible Assets. Intangible asset balances were as follows (in thousands):

	September 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$568,744	$(176,438)	$392,306
Customer relationships	64,600	(10,559)	54,041
Trademarks and trade names	62,500	(4,164)	58,336
Acquisition-related intangible assets	695,844	(191,161)	504,683
Technology licenses and patents	102,000	(73,444)	28,556
Total intangible assets subject to amortization	797,844	(264,605)	533,239
Acquired in-process research and development (“IPR&D”)	61,000	—	61,000
Total intangible assets	$858,844	$(264,605)	$594,239

	December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed product technology	$348,385	$(121,304)	$(44,216)	$182,865
Customer relationships	20,650	(14,426)	—	6,224
Trademarks	14,200	(3,634)	(2,812)	7,754
Covenants not to compete	3,100	(2,959)	—	141
Acquisition-related intangible assets	386,335	(142,323)	(47,028)	196,984
Technology licenses and patents	133,909	(89,289)	—	44,620
Total intangible assets subject to amortization	520,244	(231,612)	(47,028)	241,604
Acquired IPR&D	42,500	—	(36,200)	6,300
Total intangible assets	$562,744	$(231,612)	$(83,228)	$247,904

During the nine months ended September 28, 2014, total intangible assets increased primarily due to the acquisition of Fusion-io. Additionally, the Company reclassified $6.3 million of IPR&D to developed product technology and commenced amortization during the second quarter of fiscal year 2014.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The annual expected amortization expense of intangible assets subject to amortization as of September 28, 2014 was as follows (in thousands):

	Acquisition-related Intangible Assets	Technology Licenses and Patents
Fiscal year:
2014 (remaining 3 months)	$46,721	$5,167
2015	152,375	20,056
2016	109,971	3,333
2017	90,916	—
2018 and thereafter	104,700	—
Total intangible assets subject to amortization	$504,683	$28,556

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6.	Financing Arrangements

The following table reflects the carrying values of the Company’s convertible debt (in thousands):

	September 28, 2014	December 29, 2013
1.5% Notes due 2017	$1,000,000	$1,000,000
Less: Unamortized bond discount	(138,372)	(170,208)
Net carrying amount of 1.5% Notes due 2017	861,628	829,792
0.5% Notes due 2020	1,500,000	1,500,000
Less: Unamortized bond discount	(311,644)	(344,429)
Net carrying amount of 0.5% Notes due 2020	1,188,356	1,155,571
Total convertible debt	2,049,984	1,985,363
Less: Convertible short-term debt	(861,628)	—
Convertible long-term debt	$1,188,356	$1,985,363

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

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1% Notes due 2013 that was settled in the second quarter of fiscal year 2013 (in thousands):

Nine months ended
September 29, 2013
Contractual interest coupon	$3,481
Amortization of bond issuance costs	1,014
Amortization of bond discount	21,022
Total interest cost recognized	$25,517

The effective interest rate on the liability component of the 1% Notes due 2013 was 7.4% for the nine months ended September 29, 2013.

1.5% Convertible Senior Notes Due 2017. In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017 (“1.5% Notes due 2017”) at par. The 1.5% Notes due 2017 may be converted, under certain circumstances described below, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents 19.1 million shares at an initial conversion price of approximately $52.37 per share). The 1.5% Notes due 2017 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of September 28, 2014, the conversion rate was adjusted for dividends paid to date to 19.4071 shares of common stock per $1,000 principal amount of notes (which represents 19.4 million shares at a conversion price of approximately $51.53 per share). The net proceeds to the Company from the sale of the 1.5% Notes due 2017 were $981.0 million.

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017. The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

without the conversion feature. As of September 28, 2014, after recognition of $138.4 million in Convertible short-term debt conversion obligation, the carrying value of the equity component was $155.6 million.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1.5% Notes due 2017 (in thousands):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Contractual interest coupon	$3,750	$3,750	$11,250	$11,250
Amortization of bond issuance costs	667	667	2,000	2,000
Amortization of bond discount	10,558	9,859	31,248	29,180
Total interest cost recognized	$14,975	$14,276	$44,498	$42,430

The effective interest rate on the liability component of the 1.5% Notes due 2017 was 6.85% for each of the three and nine months ended September 28, 2014 and September 29, 2013. The remaining unamortized bond discount of $138.4 million as of September 28, 2014 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 2.9 years.

The conversion provision of the 1.5% Notes due 2017 allows the holders the option to convert their notes during a calendar quarter if the Company’s stock price exceeds 130% of the conversion price of the 1.5% Notes due 2017 for at least 20 trading days during the last 30 consecutive trading days of the previous calendar quarter. As of the calendar quarter ended September 30, 2014, the 1.5% Notes due 2017 were convertible at the holders’ option beginning on October 1, 2014 and ending December 31, 2014. Accordingly, the carrying value of the 1.5% Notes due 2017 was classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on the Company’s Condensed Consolidated Balance Sheet as of September 28, 2014, and will remain so while the notes are convertible. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Consequently, the 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met in future quarters. Upon conversion of any of the 1.5% Notes due 2017, the Company will deliver cash up to the principal amount of the 1.5% Notes due 2017 and shares of the Company’s common stock with respect to any conversion value greater than the principal amount of the 1.5% Notes due 2017. Based on the last closing price of the quarter ended September 28, 2014 of $99.21 for the Company’s common stock, if all of the 1.5% Notes due 2017 were converted, 9.3 million shares would be distributed to the holders. As of September 28, 2014, the Company had received conversion notices for a total of $3.1 million aggregate principal amount of the 1.5% Notes due 2017, for which conversion is expected to be completed in the fourth quarter of fiscal year 2014; however, as of September 28, 2014, no conversions had taken place yet.

Concurrent with the issuance of the 1.5% Notes due 2017, the Company entered into a convertible bond hedge transaction in which counterparties initially agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. After adjusting for dividends paid through September 28, 2014, the counterparties may acquire up to approximately 19.4 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $51.53 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. As of September 28, 2014, the Company had not received any shares under this convertible bond hedge agreement; however, in connection with the conversion of the 1.5% Notes due 2017, the Company will exercise an equivalent number of shares under the bond hedge. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition, concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to acquire up to approximately 19.1 million shares of its common stock at an exercise price of $73.3250 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. After adjusting for dividends paid through September 28, 2014, holders of the warrants may acquire up to approximately 19.4 million shares of the Company’s common stock at a strike price of $72.1386 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. As of September 28, 2014, the warrants had not been exercised and remain outstanding.

0.5% Convertible Senior Notes Due 2020. In October 2013, the Company issued and sold $1.5 billion in aggregate principal amount of 0.5% Convertible Senior Notes due October 15, 2020 (the “0.5% Notes due 2020”) at par. The 0.5% Notes due 2020 may be converted, under certain circumstances described below, based on an initial conversion rate of 10.8470 shares of common stock per $1,000 principal amount of notes (which represents 16.3 million shares at an initial conversion price of approximately $92.19 per share). The 0.5% Notes due 2020 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of September 28, 2014, the conversion rate was adjusted for dividends in excess of $0.225 per share paid to date to 10.8557 shares of common stock per $1,000 principal amount of notes (which represents 16.3 million shares at a conversion price of approximately $92.12 per share). The net proceeds to the Company from the sale of the 0.5% Notes due 2020 were approximately $1.48 billion.

The Company separately accounts for the liability and equity components of the 0.5% Notes due 2020. The principal amount of the liability component of $1.15 billion as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 4.43%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of September 28, 2014, the carrying value of the equity component of $352.0 million was unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 0.5% Notes due 2020 (in thousands):

	Three months ended	Nine months ended
	September 28, 2014	September 28, 2014
Contractual interest coupon	$1,875	$5,625
Amortization of bond issuance costs	627	1,924
Amortization of bond discount	10,936	32,334
Total interest cost recognized	$13,438	$39,883

The effective interest rate on the liability component of the 0.5% Notes due 2020 was 4.43% for the three and nine months ended September 28, 2014. The remaining unamortized bond discount of $311.6 million as of September 28, 2014 will be amortized over the remaining life of the 0.5% Notes due 2020, which is approximately 6.1 years.

The conversion provision of the 0.5% Notes due 2020 allows the holders the option to convert their notes during a calendar quarter if the Company’s stock price exceeds 130% of the conversion price of the 0.5% Notes due 2020 for at least 20 trading days during the last 30 consecutive trading days of the previous calendar quarter. Based on the last closing price of the quarter ended September 28, 2014 of $99.21 for the Company’s common stock, if all of the 0.5% Notes due 2020 were converted, 1.2 million shares would be distributed to the holders. As of September 28, 2014, the 0.5% Notes due 2020 were not convertible.

Concurrent with the issuance of the 0.5% Notes due 2020, the Company entered into a convertible bond hedge transaction in which counterparties agreed to sell to the Company up to approximately 16.3 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend greater than a regular

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. After adjusting for dividends in excess of $0.225 per share paid through September 28, 2014, the counterparties may acquire up to approximately 16.3 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.12 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day that none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. As of September 28, 2014, the Company had not purchased any shares under this convertible bond hedge agreement. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 0.5% Notes due 2020, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 0.5% Notes due 2020.

In addition, concurrent with the issuance of the 0.5% Notes due 2020, the Company sold warrants to acquire up to approximately 16.3 million shares of its common stock at an exercise price of $122.9220 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. After adjusting for dividends in excess of $0.225 per share paid through September 28, 2014, holders of the warrants may acquire up to approximately 16.3 million shares of the Company’s common stock at a strike price of $122.8232 per share. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. As of September 28, 2014, the warrants had not been exercised and remain outstanding.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7.	Share Repurchases

In July 2013, the Company’s Board of Directors authorized a program to repurchase up to $2.5 billion of the Company’s common stock. As of September 28, 2014, the remaining authorization for share repurchases under the program was $1.13 billion. The share repurchase program will remain in effect until the available funds have been expended or the Company’s Board of Directors terminates the program. The Company’s prior share repurchase program, which was initially announced in October 2011 and authorized the repurchase over a five-year period of up to $1.25 billion, as increased by the Company’s Board of Directors in December 2012, was completed in the third quarter of fiscal year 2013.

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

Under the Company’s share repurchase programs, since the fourth quarter of fiscal year 2011 through September 28, 2014, the Company spent an aggregate $2.62 billion to repurchase 39.8 million shares. Included in the aggregate repurchase activity are 8.7 million shares that were repurchased for an aggregate amount of $799.5 million during the nine months ended September 28, 2014. In addition to repurchases under the Company’s share repurchase program, during the nine months ended September 28, 2014, the Company spent $38.4 million to settle employee tax withholding obligations due upon the vesting of restricted stock units (“RSUs”) and withheld an equivalent value of shares from the shares provided to the employees upon vesting.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8.	Stockholders’ Equity and Share‑based Compensation

Dividends

During the nine months ended September 28, 2014, the Company’s Board of Directors declared the following dividends:

Declaration Date	Dividend per Share	Record Date	Total Amount Declared	Payment Date
			(In millions)
January 21, 2014	$0.225	February 3, 2014	$51.7	February 24, 2014
April 15, 2014	0.225	May 5, 2014	52.0	May 27, 2014
July 15, 2014	0.300	August 4, 2014	68.5	August 25, 2014

On October 15, 2014, the Company’s Board of Directors declared a dividend of $0.30 per share for holders of record as of November 3, 2014, which is to be paid on November 24, 2014. Future dividends are subject to declaration by the Company’s Board of Directors.

Share‑based Benefit Plans

Share‑based Plans. The Company has a share‑based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employee service providers. This program includes incentive and non-statutory stock option awards, stock appreciation rights (“SARs”), RSUs, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. These awards are granted under various programs, all of which are stockholder approved. Stock option awards generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 12 quarters of continued service. RSUs generally vest in equal annual installments over a four-year period. Initial grants to non-employee board members under the automatic grant program vest in equal annual installments over a four-year period and subsequent grants to non-employee board members generally vest over a one-year period in accordance with the specific vesting provisions set forth in that program. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lower.

Valuation Assumptions

Option Plan Shares. The fair value of the Company’s stock options granted, excluding unvested stock options assumed through acquisitions, was estimated using the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Dividend yield	1.14%	0% - 1.65%	1.14% - 1.25%	0% - 1.65%
Expected volatility	0.31	0.35	0.32	0.37
Risk-free interest rate	1.30%	1.21%	1.27%	0.73%
Expected term	4.2 years	4.3 years	4.4 years	4.4 years
Estimated annual forfeiture rate	8.79%	8.51%	8.79%	8.51%
Weighted-average fair value at grant date	$21.76	$14.66	$18.84	$16.26

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Employee Stock Purchase Plan Shares. The fair value of shares issued under the Company’s ESPP program was estimated using the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Dividend yield	1.14%	1.65%	1.14% - 1.25%	0% - 1.65%
Expected volatility	0.33	0.35	0.31	0.34
Risk-free interest rate	0.05%	0.08%	0.07%	0.11%
Expected term	½ year	½ year	½ year	½ year
Weighted-average fair value at purchase date	$22.52	$13.72	$19.39	$13.08

Share‑based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and SARs activities under all of the Company’s share‑based compensation plans as of September 28, 2014 and changes during the nine months ended September 28, 2014 are presented below (in thousands, except for weighted-average exercise price and remaining contractual term):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at December 29, 2013	6,593	$40.66	4.2	$195,018
Granted	1,004	76.12
Exercised	(3,082)	40.44		131,448
Forfeited	(219)	53.69
Expired	(7)	41.58
Options assumed through acquisition	427	68.49
Options and SARs outstanding at September 28, 2014	4,716	50.28	4.6	230,857
Options and SARs vested and expected to vest after September 28, 2014, net of forfeitures	4,427	49.51	4.5	220,110
Options and SARs exercisable at September 28, 2014	1,699	37.01	3.2	105,668

At September 28, 2014, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $48.1 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.2 years. As of September 28, 2014, the Company had fully expensed all of its SARs awards.

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of the changes in RSUs outstanding under the Company’s share‑based compensation plans during the nine months ended September 28, 2014 is presented below (in thousands, except for weighted-average grant date fair value):

	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at December 29, 2013	4,454	$49.87	$221,457
Granted	2,783	80.55
Vested	(1,499)	50.25	120,673
Forfeited	(402)	30.55
Assumed through acquisition	445	94.35
Non-vested share units at September 28, 2014	5,781	66.92	382,289

At September 28, 2014, the total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was approximately $268.3 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.8 years.

Employee Stock Purchase Plan. At September 28, 2014, the total unrecognized compensation cost related to ESPP was approximately $4.0 million, and this amount is expected to be recognized over a period of five months.

Share‑based Compensation Expense. The following tables set forth the detailed allocation of the share‑based compensation expense (in thousands):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Share‑based compensation expense by caption:
Cost of revenue	$4,001	$2,716	$10,118	$6,880
Research and development	21,469	13,142	54,644	37,486
Sales and marketing	13,800	5,241	27,261	13,813
General and administrative	10,925	4,831	22,651	14,146
Total share‑based compensation expense	50,195	25,930	114,674	72,325
Total tax benefit recognized	(14,122)	(7,227)	(31,931)	(20,365)
Decrease in net income	$36,073	$18,703	$82,743	$51,960

Share‑based compensation expense by type of award:
Stock options and SARs	$11,158	$8,035	$27,053	$24,358
RSUs	35,540	15,900	78,995	42,658
ESPP	3,497	1,995	8,626	5,309
Total share‑based compensation expense	50,195	25,930	114,674	72,325
Total tax benefit recognized	(14,122)	(7,227)	(31,931)	(20,365)
Decrease in net income	$36,073	$18,703	$82,743	$51,960

Share‑based compensation expense of $4.2 million and $2.7 million related to manufacturing personnel was capitalized into inventory as of September 28, 2014 and December 29, 2013, respectively.

In the three and nine months end September 28, 2014, the Company recognized $10.8 million in share-based compensation expense related to acceleration of equity awards held by former Fusion-io employees.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The total grant date fair value of options and RSUs vested during the three and nine months ended September 28, 2014 and September 29, 2013 was as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Options	$11,364	$7,018	$29,207	$28,868
RSUs	17,218	2,206	75,308	38,109
Total grant date fair value of vested options and RSUs	$28,582	$9,224	$104,515	$66,977

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9.	Restructuring and Other

During the three and nine months ended September 28, 2014, the Company recorded the following in Restructuring and other (in thousands):

Three and nine months ended
September 28, 2014
Restructuring costs	$10,058
Other costs	14,926
Total restructuring and other	$24,984

Restructuring Costs

During the three months ended September 28, 2014, the Company implemented a restructuring plan which primarily consisted of reductions in workforce in certain functions of the organization worldwide because of redundant activities due to the Fusion-io acquisition, as well as realignment of certain projects. A restructuring charge of $10.1 million was recorded during the three months ended September 28, 2014, of which $9.5 million related to severance and benefits for involuntary termination in all functions of approximately 134 employees, primarily in the U.S. The remaining $0.6 million was primarily for asset disposals and an excess lease obligation. All expenses, including adjustments, associated with the restructuring plan are included in Restructuring and other in the Company’s Condensed Consolidated Statements of Operations.

The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve as of September 28, 2014 (in thousands):

	Severance and Benefits	Other Charges	Total
Accrual balance at December 29, 2013	$—	$—	$—
Charges	9,498	560	10,058
Cash payments	(4,460)	—	(4,460)
Non-cash items	—	(520)	(520)
Accrual balance at September 28, 2014	$5,038	$40	$5,078

The Company anticipates that the remaining restructuring reserve balance will be paid out in cash through the second quarter of fiscal year 2015 in connection with employee transition programs.

Other Costs

During the three months ended September 28, 2014, the Company recognized other costs of $14.9 million related to its acquisition of Fusion-io. Acquisition costs of $8.9 million primarily consisted of expenses incurred for legal, banker, accounting and tax fees. The remaining costs incurred were primarily related to litigation and integration expenses.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10.	Provision for Income Taxes

The following table presents the provision for income taxes and the effective tax rate (in thousands, except percentages):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Provision for income taxes	$110,258	$126,697	$379,980	$316,030
Effective tax rate	29.6%	31.4%	32.1%	31.0%

The provision for income taxes for the three and nine months ended September 28, 2014 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share‑based compensation, tax audit settlements and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to the Company’s Chinese, Irish, Israeli and Japanese entities. Earnings in these countries where tax rates are lower than the U.S. notional rate contributed to the majority of the difference between the rate of the Company’s tax provision and the U.S. statutory tax rate. The lower effective tax rate for the three months ended September 28, 2014, compared to the same period in fiscal year 2013, is primarily attributable to a benefit recorded as a result of tax audit settlements. The higher effective tax rate for the nine months ended September 28, 2014, compared to the same period in fiscal year 2013, is attributable to the federal R&D tax credit not being extended as of September 28, 2014, while the September 29, 2013 effective tax rate includes both the 2013 federal R&D credit and retroactive inclusion of the 2012 federal R&D tax credit, and changes in the composition of operating income by tax jurisdiction, partially offset by a benefit recorded as a result of tax audit settlements. As of September 28, 2014, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $117.0 million and $185.3 million as of September 28, 2014 and December 29, 2013, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $92.3 million at September 28, 2014. Interest and penalties included in income tax expense in each of the three and nine months ended September 28, 2014 and September 29, 2013 were immaterial. It is reasonably possible that within the next 12 months, unrecognized tax benefits could decrease by up to $4.6 million as a result of potential settlements of tax authority examinations and could decrease by up to $9.6 million as a result of the expiration of statutes of limitation.

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In August 2014, the Company received and signed the closing agreement from the Internal Revenue Service (“IRS”) relating to its federal income tax returns for the fiscal years 2005 through 2008. During the three months ended September 28, 2014, the Company recorded a discrete benefit of $25.2 million as a result of several audit settlements.

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Numerator for basic net income per share:
Net income	$262,661	$276,859	$805,555	$704,877
Denominator for basic net income per share:
Weighted-average common shares outstanding	222,201	230,253	224,530	238,097
Basic net income per share	$1.18	$1.20	$3.59	$2.96

Numerator for diluted net income per share:
Net income	$262,661	$276,859	$805,555	$704,877
Denominator for diluted net income per share:
Weighted-average common shares outstanding	222,201	230,253	224,530	238,097
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and ESPP (assuming proceeds would be used to purchase common stock), and RSUs	4,183	2,640	3,401	3,063
1.5% Notes due 2017 and 0.5% Notes due 2020	9,193	2,139	7,961	1,110
Warrants issued in conjunction with the 1.5% Notes due 2017	5,108	—	3,383	—
Shares used in computing diluted net income per share	240,685	235,032	239,275	242,270
Diluted net income per share	$1.09	$1.18	$3.37	$2.91

Anti-dilutive shares excluded from net income per share calculation	16,475	20,906	33,581	22,831

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt. Diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, ESPP, the 1.5% Notes due 2017 and the 0.5% Notes due 2020, and warrants issued in conjunction with the 1.5% Notes due 2017. Certain common stock issuable under stock options, SARs, RSUs, and warrants issued in conjunction with the 0.5% Notes due 2020, has been omitted from the current year diluted net income per share calculation because the inclusion is considered anti-dilutive. Certain common stock issuable under stock options, SARs, RSUs, the 1% Notes due 2013 and the 1.5% Notes due 2017, and warrants issued in conjunction with the 1% Notes due 2013 and the 1.5% Notes due 2017, has been omitted from the prior year diluted net income per share calculation because the inclusion is considered anti-dilutive.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12.	Commitments, Contingencies and Guarantees

Flash Ventures

Flash Ventures, the Company’s business ventures with Toshiba, consists of three separate legal entities: Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. The Company has a 49.9% ownership interest in each of these entities and Toshiba owns 50.1% of each of these entities. Through these ventures, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products, which are manufactured by Toshiba at its wafer fabrication facility located in Yokkaichi, Japan, using semiconductor manufacturing equipment owned or leased by Flash Ventures. The entities within Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its ownership position in each Flash Ventures entity under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Ventures’ NAND wafer supply, which generally equals 50% of Flash Ventures’ output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% of Flash Ventures’ costs to the extent that Flash Ventures’ revenue from wafer sales to the Company and Toshiba are insufficient to cover these costs.

Flash Partners. Flash Partners Ltd. (“Flash Partners”) was formed in fiscal year 2004. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan. As of September 28, 2014, the Company had notes receivable from Flash Partners of $13.7 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners with the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” At September 28, 2014 and December 29, 2013, the Company had an equity investment in Flash Partners of $183.6 million and $190.7 million, respectively, denominated in Japanese yen, adjusted by $9.8 million and $17.3 million, respectively, of cumulative translation adjustments recorded in AOCI. The Company records basis adjustments to its equity in earnings from Flash Partners that relate to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners. In the three and nine months ended September 28, 2014, the Company recorded no basis adjustments to its equity in earnings from Flash Partners. In the three and nine months ended September 29, 2013, the Company recorded a basis adjustment of $0.1 million and $0.7 million, respectively, to its equity earnings from Flash Partners. Flash Partners’ share of the Fab 3 fabrication facility is fully equipped.

Flash Alliance. Flash Alliance Ltd. (“Flash Alliance”) was formed in fiscal year 2006. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan. As of September 28, 2014, the Company had notes receivable from Flash Alliance of $338.7 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance with the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” At September 28, 2014 and December 29, 2013, the Company had an equity investment in Flash Alliance of $274.3 million and $284.0 million, respectively, denominated in Japanese yen, adjusted by ($20.0) million and ($8.7) million, respectively, of cumulative translation adjustments recorded in AOCI. The Company records basis adjustments to its equity in earnings from Flash Alliance that relate to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance. In the three and nine months ended September 28, 2014, the Company recorded no basis adjustments to its equity in earnings from Flash Alliance. In the three and nine months ended September 29, 2013, the Company recorded a basis adjustment of $1.2 million and $6.2 million, respectively, to its equity earnings from Flash Alliance. Flash Alliance’s share of the Fab 4 fabrication facility is fully equipped.

Flash Forward. Flash Forward Ltd. (“Flash Forward”) was formed in fiscal year 2010. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan. Fab 5 was built in two phases. Phase 1 of the building is fully equipped. The Company and Toshiba each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps. The Phase 2 shell of Fab 5 is complete and equipment installation has begun. The Phase 2 shell is currently intended to be used primarily for technology transition of the existing Flash Ventures wafer capacity to 1Y‑nanometer and 1Z‑nanometer technology nodes, the addition of a 3‑dimensional NAND (“3D NAND”) pilot line, and for the tools required for a planned increase in Flash Ventures wafer capacity of approximately 5%, with such wafer capacity increase planned for 2015.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 28, 2014, the Company had notes receivable from Flash Forward of $222.0 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward with the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” At September 28, 2014 and December 29, 2013, the Company had an equity investment in Flash Forward of $87.2 million and $66.7 million, respectively, denominated in Japanese yen, adjusted by ($20.3) million and ($16.2) million, respectively, of cumulative translation adjustments recorded in AOCI.

Inventory Purchase Commitments with Flash Ventures. Purchase orders placed under Flash Ventures for up to three months are binding and cannot be canceled. These outstanding purchase commitments are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table.

Off-Balance Sheet Liabilities

Flash Ventures. Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements totaling 192.4 billion Japanese yen, or approximately $1.76 billion based upon the exchange rate at September 28, 2014. As of September 28, 2014, the total amount outstanding from these master leases was 120.8 billion Japanese yen, or approximately $1.11 billion based upon the exchange rate at September 28, 2014, of which the amount of the Company’s guarantee obligation of Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 60.4 billion Japanese yen, or approximately $553 million based upon the exchange rate at September 28, 2014.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of September 28, 2014, Flash Ventures was in compliance with all of its master lease covenants, including the shareholders’ equity covenant with the Company’s stockholders’ equity at $6.92 billion as of September 28, 2014. If the Company’s stockholders’ equity falls below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantees under such Flash Ventures master lease agreements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both initial and refinanced leases) in both Japanese yen (in billions) and U.S. dollar-equivalent (in thousands) based upon the exchange rate at September 28, 2014:

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Japanese yen)	(U.S. dollar)
Flash Partners
April 2010	Refinanced	¥0.3	$3,099	2014
November 2011	Refinanced	2.8	25,845	2014
March 2012	Refinanced	2.2	20,856	2015
March 2014	Initial	4.8	43,721	2019
		10.1	93,521
Flash Alliance
March 2012	Initial	5.7	52,171	2017
July 2012	Refinanced	10.7	98,030	2017
March 2014	Initial	4.8	43,647	2019
May 2014	Initial	6.4	58,484	2019
September 2014	Initial	6.5	59,507	2019
		34.1	311,839
Flash Forward
November 2011	Initial	8.5	77,878	2016
March 2012	Initial	5.5	49,999	2017
July 2012	Initial	2.2	19,898	2017
		16.2	147,775
Total guarantee obligations		¥60.4	$553,135

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of September 28, 2014 in U.S. dollars based upon the yen/dollar exchange rate at September 28, 2014 (in thousands):

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$151,598	$29,885	$181,483
Year 2	116,589	10,470	127,059
Year 3	78,310	57,788	136,098
Year 4	34,979	17,594	52,573
Year 5	21,156	34,766	55,922
Total guarantee obligations	$402,632	$150,503	$553,135

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged intellectual property infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of September 28, 2014, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers and employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 28, 2014 or December 29, 2013, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Ventures infringe third-party patents. The Company has not made any indemnification payments under any such agreements. As of September 28, 2014, no amounts have been accrued in the Company’s Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at September 28, 2014, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of September 28, 2014 were as follows (in thousands):

	Total		1 Year (Remaining 3 months in Fiscal 2014)	2 – 3 Years (Fiscal 2015 and 2016)	4 – 5 Years (Fiscal 2017 and 2018)	More than 5 Years (Beyond Fiscal 2018)
Facility and other operating leases	$73,359		$4,343	$27,815	$19,127	$22,074
Flash Partners(1)	578,152	(5)(6)	64,548	281,929	165,681	65,994
Flash Alliance(1)	1,751,112	(5)(6)	133,013	940,064	509,546	168,489
Flash Forward(1)	627,074	(5)(6)	48,248	328,083	163,495	87,248
Toshiba research and development	74,033	(5)	32,241	41,792	—	—
Capital equipment purchase commitments	121,281		82,625	38,656	—	—
1.5% Notes due 2017 principal and interest(2)	1,045,000		3,069	30,000	1,011,931	—
0.5% Notes due 2020 principal and interest(3)	1,548,750		3,750	15,000	15,000	1,515,000
Operating expense commitments	65,541		59,721	5,631	189	—
Noncancelable production purchase commitments(4)	260,283	(5)	260,283	—	—	—
Total contractual cash obligations	$6,144,585		$691,841	$1,708,970	$1,884,969	$1,858,805

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

(5)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at September 28, 2014.

(6)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

The Company has excluded $119.1 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at September 28, 2014. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements were as follows (in thousands):

September 28, 2014
Guarantee of Flash Ventures equipment leases (1)	$553,135

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 60.4 billion Japanese yen, or approximately $553 million based upon the exchange rate at September 28, 2014.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2014 through fiscal year 2024. Future minimum lease payments are presented below (in thousands):

Future minimum lease payments
Fiscal year:
2014 (Remaining 3 months)	$4,482
2015	16,283
2016	12,243
2017	10,165
2018	8,962
2019 and thereafter	22,074
Operating leases, gross	74,209
Sublease income to be received in the future under noncancelable subleases	(850)
Operating leases, net	$73,359

Net rent expense was as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Rent expense, net	$5,058	$1,624	$8,225	$4,797

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13.	Related Parties and Strategic Investments

Flash Ventures with Toshiba. The Company owns 49.9% of each entity within Flash Ventures and accounts for its ownership position under the equity method of accounting. The Company’s obligations with respect to Flash Ventures’ master lease agreements, take-or-pay supply arrangements and R&D cost sharing are described in Note 12, “Commitments, Contingencies and Guarantees.” The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments. Entities within Flash Ventures are variable interest entities (“VIEs”). The Company evaluated whether it is the primary beneficiary of any of the entities within Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities. In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities. The Company concluded, based upon its 49.9% ownership, the voting structure and the manner in which the day-to-day operations are conducted for each entity within Flash Ventures, that the Company lacked the power to direct most of the activities that most significantly impact the economic performance of each entity within Flash Ventures.

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures, totaling $451.3 million and $1.44 billion during the three and nine months ended September 28, 2014, respectively. The Company received loan repayments from Flash Ventures of $14.5 million and $126.8 million during the three and nine months ended September 28, 2014, respectively. The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures, totaling $461.6 million and $1.40 billion during the three and nine months ended September 29, 2013, respectively. The Company received loan repayments from Flash Ventures of zero and $73.4 million during the three and nine months ended September 29, 2013, respectively. At September 28, 2014 and December 29, 2013, the Company had accounts payable balances due to Flash Ventures of $134.8 million and $146.0 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures, is presented below (in millions). Flash Ventures’ investments are denominated in Japanese yen and the maximum possible loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

	September 28, 2014	December 29, 2013
Notes receivable	$574	$593
Equity investments	545	541
Operating lease guarantees	553	492
Prepayments	—	5
Maximum estimable loss exposure	$1,672	$1,631

Solid State Storage Solutions, Inc. Solid State Storage Solutions, Inc. (“S4”) is a venture with third parties to license intellectual property. S4 qualifies as a VIE. The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented. The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities. S4’s assets and liabilities were not material to the Company’s Condensed Consolidated Balance Sheets as of September 28, 2014 and December 29, 2013.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 14.	Business Acquisition

Fusion‑io, Inc. On July 23, 2014, the Company acquired 100% of Fusion‑io, a leading developer of flash-based PCIe hardware and software solutions that enhance application performance in enterprise and hyperscale data centers. The Company expects this acquisition to accelerate its efforts to enable the flash-transformed data center, helping companies better manage increasingly heavy data workloads at a lower total cost of ownership. The total aggregate consideration to acquire Fusion-io was $1.26 billion and comprised of the following (in thousands):

Purchase Price
Cash consideration	$1,256,502
Fair value of assumed equity attributed to pre-combination service	7,041
Total purchase price	$1,263,543

The total aggregate consideration net of cash assumed was $1.07 billion.

The Company assumed all of Fusion‑io’s outstanding unvested stock option awards with an exercise price less than or equal to the acquisition price of $11.25 per share and unvested RSU awards. The assumed unvested stock options converted into 427,388 options to purchase the Company’s common stock and the assumed unvested RSUs converted into 445,072 RSU awards.

The weighted-average fair value of the assumed unvested stock option awards was $35.02 and was determined using the Black-Scholes-Merton valuation model and included the following assumptions:

Dividend yield	1.14%
Expected volatility	0.32
Risk-free interest rate	1.00%
Weighted average expected life	2.6 years

The fair value of the assumed unvested RSU awards was based on the Company’s acquisition-date share value of $94.35 per share.

The fair value of the assumed unvested stock option and RSU awards attributed to post-combination services of $49.9 million was not included in the consideration transferred and will be recognized over the awards’ remaining requisite service periods.

Fusion‑io’s tangible and intangible assets were based upon their estimated fair values as of July 23, 2014. The fair values are preliminary and the measurement period is open pending final adjustments to the valuation of certain assets acquired and liabilities assumed, including income taxes. Based on a preliminary assessment, the Company recorded provisional amounts for these items in its Condensed Consolidated Financial Statements as of September 28, 2014. During the measurement period, the Company may record adjustments to the provisional amounts recognized in the Company’s initial accounting for the acquisition.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the fair values of the tangible and intangible assets acquired and liabilities assumed from, and goodwill attributed to, the Fusion-io acquisition as of July 23, 2014 (in thousands):

Cash	$190,336
Accounts receivable, net	67,666
Inventory	76,780
Deferred tax asset, net	23,254
Finite-lived intangible assets	382,000
IPR&D	61,000
Goodwill	542,690
Other assets	34,908
Other current liabilities	(96,482)
Other non-current liabilities	(18,609)
Total purchase price	$1,263,543

The following table presents the fair value of the intangible assets acquired (in thousands):

	Weighted-Average Useful Lives	Fair Value
Intangible assets:
Developed technology	5 years	$271,000
Trademark and trade names	5 years	54,000
Customer relationships	1.5 years	57,000
IPR&D		61,000
Total intangible assets acquired, excluding goodwill		$443,000

The weighted-average amortization period for finite-lived intangible assets is 4.5 years. The intangible assets are amortized on a straight-line basis over the period which the economic benefits of the intangible assets are expected to be utilized. Management believes that the goodwill represents the synergies expected from combining the technologies of Fusion-io with those of the Company, including complementary products that will enhance the Company’s overall product portfolio. Goodwill is not deductible for tax purposes.

The Condensed Consolidated Financial Statements include the operating results of Fusion-io from the date of acquisition. Pro forma results of operations have not been presented as Fusion-io’s prior-period financial results are not considered material to the Company.

Total acquisition-related costs of $11.5 million during the nine months ended September 28, 2014 were related to legal, banker, accounting and tax fees, of which $2.6 million were expensed to General and administrative expense in the second quarter of fiscal year 2014, and $8.9 million were expensed to Restructuring and other expense in the third quarter of fiscal year 2014 in the Company’s Condensed Consolidated Statement of Operations.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 15.	Litigation

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

On May 3, 2012, Round Rock filed an action in the U.S. District Court for the District of Delaware alleging that the Company infringed eleven patents, and subsequently filed an amended complaint alleging that the Company’s infringement was willful. The parties agreed to dismiss one patent from this Delaware lawsuit that was also being litigated in the California case described above, and the court directed Round Rock to limit the number of patents to be tried to up to five, although it has not indicated what will happen with the remaining patents asserted in the case. The court divided trial for liability concerning the five patents to be asserted at trial into two trials, one of which is currently scheduled to begin on January 20, 2015 and the other of which is scheduled to begin on February 23, 2015.

On March 19, 2014, the Company filed an action against Round Rock in the U.S. District Court for the District of Delaware for antitrust violations arising from Round Rock’s acquisition of patents from Micron Technology, Inc. (“Micron”) and demand for royalties that are not reasonable and non-discriminatory for alleged infringement of patents that Round Rock claims are standards-essential. The Company alleges that Round Rock violated the antitrust laws by conspiring with Micron and violating commitments that Micron made to the standards-setting organization, JEDEC Solid State Technology Association. The antitrust case has been stayed until after the January 2015 trial in the patent case.

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, former SanDisk Corporation Chief Executive Officer, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss, which resulted in Dr. Harari being dismissed as a defendant. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) for the portion of the District Court’s Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On November 20, 2012, the Federal Circuit affirmed the District Court’s order denying SanDisk’s motion to dismiss. On December 2, 2012, the Federal Circuit issued its mandate returning the case to the District Court. Discovery is now open in the District Court. On February 20, 2013, Ritz filed a motion requesting that Albert Giuliano, the Chapter 7 Trustee of the Ritz bankruptcy estate, be substituted as the plaintiff in this case,

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

which the District Court granted on July 5, 2013. On October 1, 2013, the District Court granted the Trustee’s motion for leave to file a third amended complaint, which adds CPM Electronics Inc. and E.S.E. Electronics, Inc. as named plaintiffs. Ritz has sought leave to file a fourth amended complaint, which would add a cause of action for attempted monopolization, add another named plaintiff and extend the class period to July 1997. The District Court denied the Company’s motion to dismiss, granted Ritz’s leave to file a fourth amended complaint and denied Ritz’s request to file a modified fourth amended complaint. The hearing on class certification is scheduled for December 1, 2014.

Samsung Federal Antitrust Action Against Panasonic and SD‑3C. On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action in the U.S. District Court for the Northern District of California (the “District Court”) alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and SD‑3C, LLC (“SD‑3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws relating to the licensing practices and operations of SD‑3C. The complaint seeks an injunction against collection of Secure Digital (“SD”) card royalties, treble damages, restitution, pre- and post-judgment interest, costs, and attorneys’ fees, as well as a declaration that Panasonic and SD‑3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable. The Company is not named as a defendant in this case, but it established SD‑3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning the Company. As a member of SD‑3C, the Company may be responsible for a portion of any monetary award. Other requested relief, including an injunction or declaration of patent misuse, could result in a loss of revenue to the Company. Defendants filed a motion to dismiss on September 24, 2010, and Samsung filed a First Amended Complaint (“FAC”) on October 14, 2010. On August 25, 2011, the District Court dismissed the patent misuse claim with prejudice but gave Samsung leave to amend its other claims. On January 3, 2012, the District Court granted defendants’ motion to dismiss Samsung’s complaint without leave to amend. Samsung appealed. On April 4, 2014, the U.S. Court of Appeals for the Ninth Circuit (the “Appeals Court”) issued a decision reversing the District Court’s dismissal on statute of limitations grounds and remanding the case to the District Court for further proceedings. The Appeals Court has denied defendants’ petition for rehearing and issued its mandate to send the case back to the District Court.

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California (the “District Court”) on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, LLC (“SD‑3C”), Panasonic Corporation, Panasonic Corporation of North America, Toshiba and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antitrust and unfair competition laws, and common law. The complaint seeks an injunction of the challenged conduct, dissolution of “the cooperation agreements, joint ventures and/or cross-licenses alleged herein,” treble damages, restitution, disgorgement, pre- and post-judgment interest, costs, and attorneys’ fees. Plaintiffs allege that the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On May 21, 2012, the District Court granted Defendants’ motion to dismiss the complaint with prejudice. Plaintiffs appealed. On May 14, 2014, the appeals court issued a decision reversing the District Court’s dismissal on statute of limitations grounds and remanding the case to the District Court for further proceedings. The appeals court denied Defendants’ petition for rehearing and issued its mandate to send the case back to the District Court.

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Federal Securities Class Action Against Fusion-io et al. Beginning on November 19, 2013, Fusion-io and certain of its officers (the “defendants”) were named in three putative class action lawsuits filed in the United States District Court for the Northern District of California (Denenberg v. Fusion-io, Inc. et al.; Miami Police Relief & Pension Fund v. Fusion-io, Inc. et al.; Marriott v. Fusion-io, Inc. et al.). Two of the complaints are allegedly brought on behalf of a class of purchasers of Fusion-io’s common stock between August 10, 2012 and October 23, 2013, and one is brought on behalf of a purported class of purchasers between January 25, 2012 and October 23, 2013. The complaints generally allege violations of the federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. On June 10, 2014, the Court consolidated the cases, appointed a lead plaintiff, and ordered plaintiffs to file an amended consolidated complaint. On August 6, 2014, a consolidated amended complaint was filed on behalf of a putative class of purchasers of Fusion-io common stock between October 25, 2012 and October 23, 2013, inclusive. The consolidated complaint generally alleges violations of the federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period and seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. On September 22, 2014, the defendants filed a motion to dismiss.

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

We strive to continuously reduce the cost of NAND flash memory to profitably grow our business, supply a diverse set of customers and channels, and continue to grow our markets. A key component of our ability to reduce the cost of NAND flash memory is our ability to continue to transition our NAND flash memory process technology to smaller nodes. We currently expect to be able to continue to scale our current NAND flash memory architecture, also known as 2‑dimensional NAND, or 2D NAND, through at least the 1Z‑nanometer technology node. We expect to transition to the 1Z‑nanometer node beginning in the fourth quarter of fiscal year 2014 and continuing through at least fiscal year 2015. Beyond the 1Z‑nanometer node, there is no certainty that further technology scaling can be achieved cost-effectively with the 2D NAND flash memory architecture. We continue to invest in 2D NAND flash memory, while at the same time we are investing in 3‑dimensional NAND, or 3D NAND. We believe 2D NAND flash memory will co-exist with 3D NAND for an extended period of time. We are also investing in 3‑dimensional resistive RAM, or 3D ReRAM, technology, which we believe may be a viable alternative to NAND flash memory when NAND flash memory can no longer cost-effectively scale at a sufficient rate, or at all.

Through our investments in our ventures with Toshiba Corporation, or Toshiba, and our in-house assembly and test facility, we have invested heavily in a vertically-integrated business model. We purchase the vast majority of our NAND flash memory supply requirements through Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd., collectively referred to as Flash Ventures, our significant flash venture relationships with Toshiba, which produce and provide us with leading-edge, low-cost memory wafers. Our manufacturing operations are concentrated in two locations, with Flash Ventures located in Yokkaichi, Japan, and our in-house assembly and test operations located in Shanghai, China. While we do not unilaterally control the operations of Flash Ventures, we believe that our vertically integrated business model helps us to reduce the cost of producing our products, increases our ability to control the quality of our products, speeds delivery, and ensures continuity and predictability of supply to our customers.

Industry and Company Trends

We operate in an industry characterized by rapid technology transitions, price declines and evolving end-user markets for NAND flash memory. We currently generate revenue from sales of removable products, embedded flash memory and client and enterprise SSDs. Removable products, including cards for mobile and imaging devices and USB drives, provide the largest portion of our revenue. We expect our revenue from removable products to remain constant or decline over the next several years. Our revenue from embedded NAND flash memory products has grown over the past several years, and we expect continued revenue growth from embedded products driven by the increasing demand for varying types of smartphones, tablets and other portable devices, as well as an increase in the average capacity of our solutions used in these mobile devices. Currently, the highest growth area for NAND flash memory is SSD solutions, in particular enterprise SSD solutions, and we believe this will continue for the next several years. We continue to focus on adapting our business to the changing end-market demands for NAND flash memory and aligning our resources accordingly.

We currently expect that year-over-year industry bit-supply growth for fiscal year 2014 will be slightly below 40%, similar to the estimated industry bit-supply growth rate in fiscal year 2013 and significantly lower than in fiscal year 2012. We expect that our year-over-year captive bit-supply growth for fiscal year 2014 will be slightly below 25%, compared to 18% in fiscal year 2013 and 86% in fiscal year 2012. Through the third quarter of fiscal year 2014, we have reduced our captive inventory levels in order to grow our revenue bits faster than our supply bits. We expect this will continue in the fourth quarter of fiscal year 2014. In fiscal year 2015, we expect our captive bit-supply growth to be between 30% and 40%, and our revenue bit growth to be at the low end of that range. We expect the industry bit-supply growth to also be in the 30% to 40% range.

In the fourth quarter of fiscal year 2014, we expect stronger demand from our customers in all key product categories. We expect to further reduce our captive inventory levels to fulfill demand; however, we expect to be in supply allocation and this will constrain our revenue growth in some areas in the fourth quarter of fiscal year 2014.

As part of our efforts to continuously reduce the cost of NAND flash memory and grow our bit supply, we are currently focused on transitioning our wafer production and our products to 1Y‑nanometer and 1Z‑nanometer technologies. 1Y‑nanometer and subsequent technology nodes have increased manufacturing equipment requirements, which results in the cost reduction obtainable through these technologies being less than was achieved from previous technology node transitions. In addition, we are increasingly required to maintain in production multiple NAND technology nodes in order to support the increasing diversity of our product mix, which increases the complexity of managing our fab production and inventory mix and decreases our supply and revenue bit growth.

Our 2D NAND technologies are expected to be used for the majority of our revenue for the next few years. We target pilot production of our 3D NAND technology in the second half of 2015 and volume ramp of our 3D NAND products in 2016. Some of our competitors have announced the development or volume production of 3D NAND technologies, such as 3D vertical NAND, or 3D VNAND. At this time, these technologies are still emerging and it is unclear how they will compare to our 2D NAND or 3D NAND technology, and what implications 3D VNAND or other 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. We believe that continued 2D NAND scaling is the most efficient method of reducing NAND costs in the near term and addressing the broadest range of market opportunities and therefore continue to focus on scaling 2D NAND flash memory at least through the 1Z‑nanometer technology node while we work on 3D NAND and 3D ReRAM in parallel.

Acquisition

On July 23, 2014, we acquired Fusion-io, Inc., or Fusion‑io, a leading developer of flash-based PCIe hardware and software solutions that enhance application performance in enterprise and hyperscale data centers, for a total aggregate value of approximately $1.26 billion, or $1.07 billion net of cash assumed. We expect this acquisition to accelerate our efforts to enable the flash-transformed data center, helping companies better manage increasingly heavy data workloads at a lower total cost of ownership.

Results of Operations

	Three months ended				Nine months ended
	September 28, 2014	% of Revenue	September 29, 2013	% of Revenue	September 28, 2014	% of Revenue	September 29, 2013	% of Revenue
	(In millions, except percentages)
Revenue	$1,746.5	100%	$1,625.1	100%	$4,892.4	100%	$4,442.1	100%
Cost of revenue	900.9	52%	812.9	50%	2,496.4	51%	2,401.9	54%
Amortization of acquisition-related intangible assets	28.5	1%	10.2	1%	67.9	1%	29.9	1%
Total cost of revenue	929.4	53%	823.1	51%	2,564.3	52%	2,431.8	55%
Gross profit	817.1	47%	802.0	49%	2,328.1	48%	2,010.3	45%
Operating expenses:
Research and development	223.3	13%	183.8	11%	626.2	13%	527.0	12%
Sales and marketing	111.4	6%	72.3	4%	271.8	6%	195.0	4%
General and administrative	60.0	3%	49.1	4%	162.8	3%	141.1	3%
Amortization of acquisition-related intangible assets	9.6	2%	5.1	—%	12.6	0%	9.2	0%
Impairment of acquisition-related intangible assets	—	—%	83.2	5%	—	0%	83.2	2%
Restructuring and other	25.0	1%	—	—%	25.0	1%	—	0%
Total operating expenses	429.3	25%	393.5	24%	1,098.4	23%	955.5	21%
Operating income	387.8	22%	408.5	25%	1,229.7	25%	1,054.8	24%
Other income (expense), net	(14.8)	(1%)	(4.9)	—%	(44.1)	(1%)	(33.9)	(1%)
Income before income taxes	373.0	21%	403.6	25%	1,185.6	24%	1,020.9	23%
Provision for income taxes	110.3	6%	126.7	8%	380.0	8%	316.0	7%
Net income	$262.7	15%	$276.9	17%	$805.6	16%	$704.9	16%

Revenue by Channel.

	Three months ended					Nine months ended
	September 28, 2014	% of Revenue	September 29, 2013	% of Revenue	% Change	September 28, 2014	% of Revenue	September 29, 2013	% of Revenue	% Change
	(In millions, except percentages)
Commercial	$1,187.0	68%	$1,052.7	65%	13%	$3,265.3	67%	$2,842.0	64%	15%
Retail	559.5	32%	572.4	35%	(2)%	1,627.1	33%	1,600.1	36%	2%
Total revenue	$1,746.5	100%	$1,625.1	100%	7%	$4,892.4	100%	$4,442.1	100%	10%

The increase in our Commercial revenue for the three months ended September 28, 2014, compared to the three months ended September 29, 2013, was primarily driven by higher sales of enterprise and client SSDs, removable products, and wafers and components, partially offset by a decline in sales of embedded products. The decrease in Retail revenue for the three months ended September 28, 2014, compared to the three months ended September 29, 2013, was primarily driven by decreased sales of Secure Digital, or SD, cards, partially offset by increased sales of microSD™ cards. Overall, gigabytes sold for the three months ended September 28, 2014, compared to the three months ended September 29, 2013, increased 43% and the average selling price per gigabyte declined by 26%.

The increase in our Commercial revenue for the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013, was driven by higher sales of enterprise and client SSDs, removable products, and wafers and components, partially offset by a decline in sales of embedded products, primarily due to a major customer shifting some of its demand from us from custom embedded solutions to our client SSDs. The increase in Retail revenue for the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013, was primarily driven by increased sales of microSD™ cards, partially offset by decreased sales of SD cards. Overall, gigabytes sold for the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013, increased 38% and the average selling price per gigabyte declined by 21%.

Our ten largest customers represented 48% and 53% of our total revenue in the three months ended September 28, 2014 and September 29, 2013, respectively. One customer exceeded 10% of our total revenue in the three months ended September 28, 2014 and September 29, 2013, representing 20% and 22% of our total revenue, respectively. Our ten largest customers represented 48% and 50% of our total revenue in the nine months ended September 28, 2014 and September 29, 2013, respectively. One customer represented 18% of our total revenue in the nine months ended September 28, 2014. Two customers represented 20% and 10% of our total revenue in the nine months ended September 29, 2013.

Revenue by Category.

	% of Revenue
	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Removable	38%	41%	39%	42%
SSD solutions	27%	20%	28%	19%
Embedded	24%	30%	21%	28%
Other (1)	11%	9%	12%	11%
Total revenue	100%	100%	100%	100%

(1)	Other revenue includes license and royalty, wafers and components, and accessories.

Removable revenue for the three months ended September 28, 2014 comprised 38% of our revenue mix and was stable compared to the year-ago quarter. SSD solutions achieved 27% of our revenue mix for the three months ended September 28, 2014 as SSD solutions were the fastest growing revenue category. Embedded revenue for the three months ended September 28, 2014 comprised 24% of our revenue mix and revenue was lower year-over-year.

Removable revenue for the nine months ended September 28, 2014 comprised 39% of our revenue mix and the revenue increased 3% year-over-year primarily due to higher sales of microSD™ cards and USB drives. SSD solutions achieved 28% of our revenue mix for the nine months ended September 28, 2014 with 66% year-over-year revenue growth. Embedded revenue for the nine months ended September 28, 2014 comprised 21% of our revenue mix and revenue was lower year-over-year primarily due to a major customer shifting some of its demand from us from custom embedded solutions and to our client SSDs.

Revenue by Geography.

	Three months ended					Nine months ended
	September 28, 2014	% of Revenue	September 29, 2013	% of Revenue	% Change	September 28, 2014	% of Revenue	September 29, 2013	% of Revenue	% Change
	(In millions, except percentages)
United States	$286.2	17%	$213.7	13%	34%	$782.2	16%	$588.6	13%	33%
Asia-Pacific	1,168.0	67%	1,134.4	70%	3%	3,273.5	67%	3,082.8	69%	6%
Europe, Middle East and Africa	215.9	12%	187.8	12%	15%	596.3	12%	538.0	13%	11%
Other foreign countries	76.4	4%	89.2	5%	(14%)	240.4	5%	232.7	5%	3%
Total revenue	$1,746.5	100%	$1,625.1	100%	7%	$4,892.4	100%	$4,442.1	100%	10%

For the three months ended September 28, 2014, compared to the three months ended September 29, 2013: U.S. revenue increased primarily due to higher sales of SSDs, partially offset by lower sales of removable products; Asia-Pacific revenue increased primarily due to higher sales of SSDs, removable products and other products, offset by lower sales of embedded products; Europe, Middle East and Africa revenue increased primarily due to higher sales of SSDs, partially offset by lower sales of removable products; and Other foreign countries revenue decreased primarily due to lower sales of removable products.

For the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013: U.S. revenue increased primarily due to higher sales of SSDs, as well as higher sales of removable products; Asia-Pacific revenue increased primarily due to higher sales of SSDs and removable products, offset by lower sales of embedded products; Europe, Middle East and Africa revenue increased primarily due to higher sales of SSDs and embedded products; and Other foreign countries revenue was consistent with the revenues generated in the comparable period in the prior year.

Our revenue is designated based on the geographic location where the product is delivered, or in the case of license and royalty revenue, the location of the headquarters of the licensee, and therefore may not be indicative of the actual demand in those regions.

Gross Profit and Margin.

	Three months ended			Nine months ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
	(In millions, except percentages)
Gross profit	$817.1	$802.0	2%	$2,328.1	$2,010.3	16%
Gross margin	47%	49%		48%	45%

Gross margin decreased in the three months ended September 28, 2014, compared to the three months ended September 29, 2013. The drivers of gross margin reduction included a decreased mix of retail revenue, an increased mix of client SSD revenue, and increased amortization of acquisition-related intangible assets and share‑based compensation, partially offset by a higher mix of enterprise revenue.

Gross margin increased in the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013. The drivers of gross margin improvement included a lower mix of embedded revenue, a higher mix of enterprise revenue, partially offset by increased amortization of acquisition-related intangible assets and share‑based compensation.

Research and Development.

	Three months ended			Nine months ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
	(In millions, except percentages)
Research and development	$223.3	$183.8	21%	$626.2	$527.0	19%
% of revenue	13%	11%		13%	12%

The increase in our research and development expense for the three months ended September 28, 2014, compared to the three months ended September 29, 2013, was primarily due to higher employee-related costs of $29 million, higher third-party engineering costs of $5 million, and higher facility and information technology, or IT, costs of $5 million. The higher employee-related costs of $29 million include an increase in salary, incentive compensation and benefits of $21 million, and an increase in share‑based compensation of $8 million, primarily due to increased headcount, including additional headcount from our acquisition of Fusion‑io.

The increase in our research and development expense for the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013, was primarily due to higher employee-related costs of $62 million, higher facility and IT costs of $9 million, increased equipment costs of $8 million, higher third-party engineering costs of $8 million and higher product samples of $5 million. The higher employee-related costs of $62 million include changes in salary, incentive compensation and benefits of $45 million and an increase in share‑based compensation of $17 million, primarily due to increased headcount, including additional headcount from our acquisition of Fusion‑io.

Sales and Marketing.

	Three months ended			Nine months ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
	(In millions, except percentages)
Sales and marketing	$111.4	$72.3	54%	$271.8	$195.0	39%
% of revenue	6%	4%		6%	4%

The increase in our sales and marketing expense for the three months ended September 28, 2014, compared to the three months ended September 29, 2013, was primarily due to higher employee-related costs of $34 million, including an increase in salary and benefits of $25 million and an increase in share‑based compensation of $9 million, primarily due to increased headcount, including additional headcount from our acquisition of Fusion‑io.

The increase in our sales and marketing expense for the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013, was primarily due to higher employee-related costs of $55 million, including changes in salary, incentive compensation and benefits of $42 million and an increase in share‑based compensation of $13 million, both primarily due to increased headcount, including additional headcount from our acquisition of Fusion‑io. In addition, branding and merchandising costs increased $15 million and other costs increased $6 million in the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013.

General and Administrative.

	Three months ended			Nine months ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
	(In millions, except percentages)
General and administrative	$60.0	$49.1	22%	$162.8	$141.1	15%
% of revenue	3%	4%		3%	3%

The increase in our general and administrative expense for the three months ended September 28, 2014, compared to the three months ended September 29, 2013, was primarily due to higher employee-related costs of $8 million, and higher legal costs of $4 million, partially offset by lower consulting costs of $2 million. The higher employee-related costs of $8 million were mostly due to an increase in share‑based compensation of $6 million related to the acceleration of equity awards held by certain former Fusion‑io employees.

The increase in our general and administrative expense for the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013, was primarily due to higher employee-related costs of $15 million and higher legal costs of $10 million, partially offset by other cost reductions of $3 million. The higher employee-related costs of $15 million include an increase in salary, incentive compensation and benefits of $7 million, primarily due to increased headcount, and an increase in share‑based compensation of $8 million, primarily due to the acceleration of equity awards held by certain former Fusion‑io employees.

Amortization of Acquisition-related Intangible Assets.

	Three months ended			Nine months ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$9.6	$5.1	88%	$12.6	$9.2	37%
% of revenue	2%	—%		—%	—%

The increase in amortization of acquisition-related intangible assets for the three and nine months ended September 28, 2014, compared to the three and nine months ended September 29, 2013, was primarily due to increased intangible assets relating to our acquisitions of SMART Storage Systems (August 2013) and Fusion‑io (July 2014).

Impairment and Write-off of Acquisition-related Intangible Assets

	Three months ended			Nine months ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
	(In millions, except percentages)
Impairment and write-off of acquisition-related intangible assets	$—	$83.2	**	$—	$83.2	**
Percent of revenues	—%	5%		—%	2%

** Amount not meaningful

In the three and nine months ended September 29, 2013, we impaired and wrote off $83 million of in‑process research and development, or IPR&D, and amortizable intangible assets related to our Pliant Technology, Inc. acquisition (May 2011).

Restructuring and Other

	Three months ended			Nine months ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
	(In millions, except percentages)
Restructuring and other	$25.0	$—	**	$25.0	$—	**
Percent of revenues	1%	—%		1%	—%

** Amount not meaningful

During the three and nine months ended September 28, 2014, we implemented a restructuring plan, which primarily consisted of reductions in workforce in certain functions of the organization worldwide because of redundant activities due to the Fusion‑io acquisition, as well as realignment of certain projects. The restructuring plan included severance and benefits related to involuntary terminations in all functions of the organization worldwide. In addition, we recorded other expense related to the acquisition of Fusion‑io, which primarily consisted of legal, banker, accounting and tax fees, and litigation and integration expenses. See Note 9, “Restructuring and Other,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Other Income (Expense), net.

	Three months ended			Nine months ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
	(In millions, except percentages)
Interest income	$12.7	$11.3	12%	$41.7	$37.0	13%
Interest expense	(28.4)	(14.3)	99%	(84.4)	(67.9)	24%
Other income (expense), net	0.9	(1.9)	**	(1.4)	(3.0)	**
Total other income (expense), net	$(14.8)	$(4.9)	202%	$(44.1)	$(33.9)	30%

**	Amount not meaningful

“Total other income (expense), net” for the three months ended September 28, 2014, compared to the three months ended September 29, 2013, reflected a higher net expense primarily due to increased amortization of bond discount resulting from the issuance of our 0.5% Notes due 2020 in the fourth quarter of fiscal year 2013. The increased interest expense was partially offset by higher interest income resulting from a higher balance of cash and marketable securities during the three months ended September 28, 2014, compared to the three months ended September 29, 2013.

“Total other income (expense), net” for the nine months ended September 28, 2014, compared to the three months ended September 29, 2013, reflected a higher net expense, primarily due to increased amortization of bond discount resulting from the issuance of our 0.5% Notes due 2020 in the fourth quarter of fiscal year 2013. The increased interest expense was partially offset by higher interest income resulting from a higher balance of cash and marketable securities during the nine months ended September 28, 2014, compared to the three months ended September 29, 2013.
Provision for Income Taxes.

	Three months ended			Nine months ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
	(In millions, except percentages)
Provision for income taxes	$110.3	$126.7	(13)%	$380.0	$316.0	20%
Effective tax rate	29.6%	31.4%		32.1%	31.0%

The provision for income taxes for the three and nine months ended September 28, 2014 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share‑based compensation, tax audit settlements and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to our Chinese, Irish, Israeli and Japanese entities. Earnings in these countries where tax rates are lower than the U.S. notional rate contributed to the majority of the difference between the rate of our tax provision and the U.S. statutory tax rate. The lower effective tax rate for the three months ended September 28, 2014, compared to the same period in fiscal year 2013, is primarily attributable to a benefit recorded as a result of tax audit settlements. The higher effective tax rate for the nine months ended September 28, 2014, compared to the same period in fiscal year 2013, is attributable to the federal R&D tax credit not being extended as of September 28, 2014, while the September 29, 2013 effective tax rate includes both the 2013 federal R&D credit and retroactive inclusion of the 2012 federal R&D tax credit, and changes in the composition of operating income by tax jurisdiction, partially offset by a benefit recorded as a result of tax audit settlements. As of September 28, 2014, we believe that most of our deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $117 million and $185 million as of September 28, 2014 and December 29, 2013, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $92 million at September 28, 2014. Interest and penalties included in income tax expense in each of the three and nine months ended September 28, 2014 and September 29, 2013 were immaterial. It is reasonably possible that within the next 12 months, unrecognized tax benefits could decrease by up to $5 million as a result of potential settlements of tax authority examinations and could decrease by up to $10 million as a result of the expiration of statutes of limitation.

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In August 2014, we received and signed the closing agreement from the Internal Revenue Service, or IRS, relating to our federal income tax returns for the fiscal years 2005 through 2008. During the three months ended September 28, 2014, we recorded a discrete benefit of $25 million as a result of several audit settlements.

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

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In millions except per share amounts)
Net income	$262.7	$276.9	$805.6	$704.9
Share-based compensation	50.2	25.9	114.7	72.3
Amortization of acquisition-related intangible assets	38.1	15.3	80.5	39.1
Inventory step-up expense	4.9	—	4.9	—
Impairment of acquisition-related intangible assets	—	83.2	—	83.2
Convertible debt interest	21.5	9.9	63.6	50.2
Income tax adjustments	(42.0)	(40.5)	(75.1)	(73.1)
Non-GAAP net income	$335.4	$370.7	$994.2	$876.6

Diluted net income per share	$1.09	$1.18	$3.37	$2.91
Share-based compensation	0.23	0.11	0.53	0.30
Amortization of acquisition-related intangible assets	0.18	0.07	0.37	0.16
Inventory step-up expense	0.03	—	0.04	—
Impairment of acquisition-related intangible assets	—	0.36	—	0.35
Convertible debt interest	0.09	0.04	0.28	0.21
Income tax adjustments	(0.17)	(0.17)	(0.30)	(0.30)
Non-GAAP diluted net income per share	$1.45	$1.59	$4.29	$3.63

Reconciliation of Diluted Shares.

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
GAAP diluted shares	240,685	235,032	239,275	242,270
Adjustment for share-based compensation	333	363	253	248
Offsetting shares from call options	(10,155)	(2,139)	(7,961)	(1,110)
Non-GAAP diluted shares	230,863	233,256	231,567	241,408

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

We exclude the following items from our non-GAAP measures:

•
Share‑based Compensation Expense. These expenses consist primarily of expenses for share‑based compensation, such as stock options, restricted stock units and our employee stock purchase plan. Although share‑based compensation is an important aspect of the compensation of our employees, we exclude share‑based compensation expenses from our non-GAAP measures primarily because they are non-cash expenses. Further, share‑based compensation expenses are based on valuations with many underlying assumptions not in our control that vary over time and may include modifications that may not occur on a predictable cycle, neither of which is necessarily indicative of our ongoing business performance. In addition, the share‑based compensation expenses recorded are often unrelated to the actual compensation an employee realizes. We believe that it is useful to exclude share‑based compensation expense for investors to better understand the long-term performance of our core operations and to facilitate comparison of our results to our prior periods and to our peer companies.

•
Amortization and Impairment of Acquisition-related Intangible Assets. We incur amortization, and, occasionally, impair intangible assets in connection with acquisitions. Since we do not acquire businesses on a predictable cycle, we exclude these items in order to provide investors and others with a consistent basis for comparison across accounting periods.

•
Inventory Step-up. Acquired inventory in a business combination is generally recognized at fair value less costs to sell, which is generally higher than the historical cost value of the inventory.  We exclude these increased or “stepped-up” values of inventory when sold to provide a consistent basis for comparison across accounting periods as these costs are not representative of ongoing future costs.

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

•
Diluted Share Adjustments. As share‑based compensation is excluded from our presentation of non-GAAP net income, the impact of share‑based compensation on diluted share calculations is also excluded from non-GAAP diluted shares. Concurrent with the issuance of our convertible debt, we entered into convertible bond hedge transactions in which counterparties agreed to sell us a number of shares of our common stock which will be equal to the number of shares issuable upon conversion of the convertible debt. As a result, our convertible bond hedges, when exercised, will deliver shares to offset the issuance of dilutive shares from our convertible debt. Because the bond hedges will ultimately offset the shares issued at maturity of our convertible debt, we include the impact of the bond hedges in our non-GAAP dilutive shares in any period where the associated convertible debt is dilutive. The impact of the convertible bond hedges is excluded from GAAP dilutive shares.

From time-to-time in the future, there may be other items that we may exclude if we believe that doing so is consistent with the goal of providing useful information to investors and management.

Limitations of Relying on Non-GAAP Financial Measures. We have incurred and will incur in the future, many of the costs that we exclude from the non-GAAP measures, including share‑based compensation expense, inventory step-up expense, impairment of goodwill and acquisition-related intangible assets, amortization of acquisition-related intangible assets, non-cash economic interest expense associated with our convertible debt and related tax adjustments. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results. These non-GAAP measures may be different than the non-GAAP measures used by other companies.

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	Nine months ended
	September 28, 2014	September 29, 2013
	(In millions)
Net cash provided by operating activities	$1,210.6	$1,246.9
Net cash provided by (used in) investing activities	(454.2)	844.6
Net cash used in financing activities	(809.7)	(2,192.4)
Effect of changes in foreign currency exchange rates on cash	(2.2)	8.2
Net decrease in cash and cash equivalents	$(55.4)	$(92.7)

Operating Activities. Cash provided by operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities. The decrease in cash provided by operations in the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013, resulted primarily from higher cash used for working capital partially offset by higher net income. The increase in cash used in accounts receivable in the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013, was primarily due to higher sales in the nine months ended September 28, 2014. There are no specific credit risks as a result of the higher accounts receivable, net balance at the end of September 28, 2014. The increase in cash provided by inventory in the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013, was primarily due to a reduction in captive inventory to support increased revenue levels. The source of cash from other assets in the nine months ended September 28, 2014, compared to the use of cash from other assets in the nine months ended September 29, 2013, was primarily due to collection of a federal tax receivable offset by the timing of prepaid and other receivable activities. The reduction in cash used for accounts payable trade and related parties in the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013, was primarily due to the timing of payments. The cash used for other liabilities in the nine months ended September 28, 2014, compared to the cash provided by other liabilities in the nine months ended September 29, 2013, was primarily due to the timing of payments related to employee-based compensation and income taxes.

Investing Activities. Net cash used for investing activities in the nine months ended September 28, 2014 included net cash used for acquisitions of $1.06 billion, primarily related to Fusion‑io, acquisition of property and equipment of $166 million, and investments and net loans to Flash Ventures of $29 million, partially offset by net proceeds from the sale and maturity of short and long-term marketable securities of $809 million.

Net cash provided by investing activities in the nine months ended September 29, 2013 was primarily related to the net proceeds from the sale and maturity of short and long-term marketable securities of $1.26 billion and repayments of notes receivables from Flash Ventures of $73 million, offset by cash used in the acquisition of SMART Storage Systems, or SMART Storage, for net consideration of $304 million, and acquisition of property and equipment of $171 million.

Financing Activities. Net cash used for financing activities in the nine months ended September 28, 2014 was primarily related to cash paid for share repurchases of $838 million and dividends paid of $169 million, offset by cash received from employee stock programs of $159 million and excess tax benefit from share‑based plans of $39 million.

Net cash used for financing activities in the nine months ended September 29, 2013 was primarily related to cash paid for share repurchases of $1.44 billion, repayment of our 1% Note due 2013 of $928 million and dividends paid of $51 million, offset by cash received from employee stock programs of $206 million and excess tax benefit from share‑based plans of $20 million.

Liquid Assets. At September 28, 2014, we had cash, cash equivalents and short-term marketable securities of $2.30 billion. We had $2.84 billion of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining maturity of each marketable security being greater than one year.

Short-Term Liquidity. As of September 28, 2014, our working capital balance was $2.14 billion. During fiscal year 2014, we expect our total capital investment to be approximately $1.3 billion, including our net capital investments in Flash Ventures and our investment in non-fab property and equipment. We expect these fiscal year 2014 investments to be funded by cash of approximately $350 million and by Flash Ventures’ working capital and equipment leases of approximately $950 million. Through the nine months ended September 28, 2014, total capital investments were $870 million, of which $195 million was funded by our cash.

The conversion provision of the 1.5% Notes due 2017 allows the holders the option to convert their notes during a calendar quarter if our stock price exceeds 130% of the conversion price of the 1.5% Notes due 2017 for at least 20 trading days during the last 30 consecutive trading days of the previous calendar quarter. As of the calendar quarter ended September 30, 2014, the 1.5% Notes due 2017 were convertible at the holders’ option beginning on October 1, 2014 and ending December 31, 2014. Accordingly, the carrying value of the 1.5% Notes due 2017 was classified as a current liability as of September 28, 2014 and the difference between the principal amount payable in cash upon conversion and the carrying value of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on our Condensed Consolidated Balance Sheet as of September 28, 2014, and will remain so while the notes are convertible. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Consequently, the 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met in future quarters. Upon conversion of any of the 1.5% Notes due 2017, we will deliver cash up to the principal amount of the 1.5% Notes due 2017 and shares of our common stock with respect to any conversion value greater than the principal amount of the 1.5% Notes due 2017. Based on the last closing price of the quarter ended September 28, 2014 of $99.21 for our common stock , if all of the 1.5% Notes due 2017 were converted, 9.3 million shares would be distributed to the holders. As of September 28, 2014, we had received conversion notices for a total of $3.1 million aggregate principal amount of the 1.5% Notes due 2017, for which conversion is expected to be completed in the fourth quarter of fiscal year 2014; however, as of September 28, 2014, no conversions had taken place yet.

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

On October 15, 2014, our Board of Directors declared a dividend of $0.30 per share for holders of record as of November 3, 2014. We plan to pay approximately $67.5 million to these holders of record on November 24, 2014. We expect to continue to pay quarterly dividends subject to declaration by our Board of Directors.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures’ master lease agreements. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain shareholder equity of at least $1.51 billion. As of September 28, 2014, Flash Ventures was in compliance with all of its master lease covenants, including the shareholder equity covenant of $1.51 billion with our stockholders’ equity at $6.92 billion as of September 28, 2014. If our shareholders’ equity falls below $1.51 billion or other events of default occur, Flash Ventures would become non-compliant with certain covenants under certain master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements, which at September 28, 2014 were 60.4 billion Japanese yen, or approximately $553 million based upon the exchange rate at September 28, 2014.

As of September 28, 2014, the amount of cash and cash equivalents and short and long-term marketable securities held by foreign subsidiaries was $921 million, and a portion of this amount could be subject to U.S. income taxes if repatriated to the U.S. We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. As of September 28, 2014, no provision had been made for U.S. income taxes or foreign withholding taxes on $915 million of undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S. to fund our international capital expenditures, as well as operating requirements. We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by available foreign tax credits.

In the third quarter of fiscal year 2013, under our share repurchase program, we entered into an ASR agreement with a financial institution to purchase $1.0 billion of our common stock. In exchange for an up-front payment of $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which ended on April 8, 2014. Under this ASR agreement, the financial institution initially delivered 14.5 million shares to us during the third quarter of fiscal year 2013, and we received an additional 0.6 million shares from the financial institution at settlement of the ASR in April 2014, for a total of 15.1 million shares, which resulted in a volume-weighted-average price of $66.07 per share.

Of the aggregate $3.75 billion authorized for share repurchases by our Board of Directors since the fourth quarter of fiscal year 2011, approximately $1.13 billion remained available for share repurchases as of September 28, 2014. Since the fourth quarter of fiscal year 2011 through September 28, 2014, we have spent an aggregate $2.62 billion to repurchase 39.8 million shares. Included in the aggregate repurchase activity are 8.7 million shares that were repurchased for an aggregate amount of $800 million during the nine months ended September 28, 2014. In addition to repurchases under our repurchase program, during the nine months ended September 28, 2014, we spent $38 million to settle employee tax withholding obligations due upon the vesting of RSUs and withheld an equivalent value of shares from the shares provided to the employees upon vesting.

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

Financing Arrangements. At September 28, 2014, we had $1.0 billion aggregate principal amount of our 1.5% Notes due 2017 and $1.5 billion aggregate principal amount of our 0.5% Notes due 2020 outstanding. See Note 6, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

1.5% Notes due 2017. Concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties initially agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. After adjusting for dividends paid through September 28, 2014, the counterparties may acquire up to approximately 19.4 million shares of our common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $51.53 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. As of September 28, 2014, we had not received any shares under this convertible bond hedge agreement; however, in connection with the conversion of the 1.5% Notes due 2017, we will exercise an equivalent number of shares under the bond hedge. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017.

In addition, concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire up to approximately 19.1 million shares of our common stock at an exercise price of $73.3250 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. After adjusting for the dividends paid through September 28, 2014, holders of the warrants may acquire up to approximately 19.4 million shares of our common stock at a strike price of $72.1386 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of September 28, 2014, the warrants had not been exercised and remain outstanding.

0.5% Notes due 2020. Concurrent with the issuance of the 0.5% Notes due 2020, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 16.3 million shares of our common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. After adjusting for dividends in excess of $0.225 per share paid through September 28, 2014, the counterparties may acquire up to approximately 16.3 million shares of our common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.12 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day that none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. As of September 28, 2014, we had not purchased any shares under this convertible bond hedge agreement. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 0.5% Notes due 2020, on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 0.5% Notes due 2020.

In addition, concurrent with the issuance of the 0.5% Notes due 2020, we sold warrants to acquire up to approximately 16.3 million shares of our common stock at an exercise price of $122.9220 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. After adjusting for dividends in excess of $0.225 per share paid through September 28, 2014, holders of the warrants may acquire up to approximately 16.3 million shares of our common stock at a strike price of $122.8232 per share. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021, and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of September 28, 2014, the warrants had not been exercised and remain outstanding.

Ventures with Toshiba. We are a 49.9% owner of each entity within Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures. This equipment is funded or will be funded by investments in or loans to Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba. The entities within Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply or pay for 50% of the fixed costs of Flash Ventures. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the semiconductor wafers. See Note 12, “Commitments, Contingencies and Guarantees” and Note 13, “Related Parties and Strategic Investments,” in the Notes to Condensed Consolidated Financial Statements of this Form 10‑Q.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for Flash Ventures in order to convert to new process technologies or add wafer capacity. Flash Partners Ltd., or Flash Partners, and Flash Alliance Ltd., or Flash Alliance, have been previously equipped to full wafer capacity. Flash Forward Ltd, or Flash Forward, occupies Fab 5 which was built in two phases. Phase 1 of the building is fully equipped. The Phase 2 shell of Fab 5 is complete and equipment installation has begun. Our current plans are to use the Phase 2 shell primarily for technology transition of the existing Flash Ventures wafer capacity to 1Y‑nanometer and 1Z‑nanometer technology nodes, the addition of a 3D NAND pilot line, and for the tools required for a planned increase in Flash Ventures wafer capacity of approximately 5%, with such wafer capacity increase planned for 2015. We and Toshiba each retain some flexibility as to the extent and timing of each party’s respective fab capacity ramps. To date, we have invested in 50% of Flash Forward’s equipment and the output has been in accordance with each party’s proportionate level of equipment funding.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of revenue. Entities within Flash Ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we do not have a controlling financial interest in each venture. Accordingly, we account for our investments under the equity method and do not consolidate.

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee, on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantees as of September 28, 2014 were $553 million, based upon the exchange rate at September 28, 2014.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at September 28, 2014 and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 12, “Commitments, Contingencies and Guarantees,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Because we purchase substantially all of our flash memory wafers from Flash Ventures, our flash memory costs, which represent the largest portion of our cost of revenue, are based upon wafer purchases denominated in Japanese yen. However, our cost of revenue in any given quarter generally reflects wafer purchases that were made in the previous quarter, and is impacted by hedging decisions we may make from time to time, including entering into forward contracts or other instruments to hedge our future Japanese yen purchase rate. Based on wafer purchases made in the first nine months of fiscal year 2014 and forward contracts entered into throughout 2014, changes in the Japanese yen to U.S. dollar exchange rate after September 28, 2014 are not expected to have a material impact on our cost of revenue in the fourth quarter of fiscal year 2014. We expect the average rate of the Japanese yen to the U.S. dollar for the fourth quarter of fiscal year 2014 for the wafer portion of our cost of revenue to be similar to our third quarter of fiscal year 2014, which was approximately 101 Japanese yen to the U.S. dollar. Our wafer purchases are denominated in Japanese yen and generally comprise approximately 50% of our cost of revenue. As of September 28, 2014, approximately 33% of our expected Japanese yen denominated wafer purchases for the remainder of fiscal year 2014 have been hedged at an average rate of approximately 99 Japanese yen to the U.S. dollar. See Item 3, “Quantitative and Qualitative Disclosure About Market Risk - Foreign Currency Risk” for more information about our foreign currency forward and cross currency swap contracts.

For a discussion of foreign operating risks and foreign currency risks, see Part II, Item 1A, “Risk Factors” of this Form 10‑Q.

Critical Accounting Policies

Our discussion and analysis of our financial condition and operating results is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate estimates, including those related to customer programs and incentives, intellectual property claims, product returns, allowance for doubtful accounts, inventory valuation and related reserves, valuation and impairments of marketable securities and investments, impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructurings, contingencies, share‑based compensation and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

There were no significant changes to our critical accounting policies during the three and nine months ended September 28, 2014. For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 21, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of September 28, 2014, a hypothetical 50 basis point increase in interest rates would result in an approximate $28 million decline (less than 0.7%) of the fair value of our available-for-sale debt securities.

Foreign Currency Risk. The majority of our revenue is transacted in the U.S. dollar, with some revenue transacted in the European euro, the British pound, the Japanese yen, the Chinese renminbi and the Canadian dollar. Our flash memory costs, which represent the largest portion of our cost of revenue, are denominated in Japanese yen. We also have some cost of revenue denominated in the Chinese renminbi and the Malaysian ringgit. The majority of our operating expenses are denominated in the U.S. dollar; however, we have expenses denominated in Japanese yen, the Chinese renminbi, the Israeli new shekel and numerous other currencies. On the balance sheet, we have numerous foreign currency denominated monetary assets and liabilities, with the largest monetary exposure related to our balances with Flash Ventures, which are denominated in Japanese yen.

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

At September 28, 2014, we had foreign exchange forward contracts in place that amounted to a net purchase in U.S. dollar-equivalents of $58 million in foreign currencies to hedge our foreign currency denominated monetary net liability position. The notional amount and unrealized gain/(loss) of our outstanding foreign exchange forward contracts that are non-designated (balance sheet hedges) as of September 28, 2014, based upon the exchange rate as of September 28, 2014, are shown in the table below. In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10%. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss)	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges:
Forward contracts sold	$(97.3)	$2.3	$(1.4)
Forward contracts purchased	155.1	(7.7)	(15.7)
Total net outstanding contracts	$57.8	$(5.4)	$(17.1)

At September 28, 2014, we had foreign exchange forward contracts for future wafer purchases and R&D expenses in Japanese yen. As of September 28, 2014, the maturities of these contracts were 12 months or less. The notional amount and unrealized loss of our outstanding foreign exchange forward contracts that are designated as cash flow hedges as of September 28, 2014 based upon the exchange rate as of September 28, 2014 are shown in the table below. In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10% as of September 28, 2014.

	Notional Amount	Unrealized Loss	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Cash flow hedges	$180.6	$(16.4)	$(32.8)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our non-operating results. We have foreign exchange forward contracts with two European banks. With one bank we have contracts outstanding to purchase foreign currency with a U.S. dollar-equivalent of $4 million and to sell foreign currency with a U.S. dollar-equivalent of $50 million. With regards to the second bank we have contracts outstanding to sell foreign currency with a U.S. dollar-equivalent of $2 million. We did not have contracts outstanding to purchase foreign currency with the second bank. We do not have any European sovereign debt. We manage our investments and foreign exchange contracts to limit our exposure to any one issuer or bank.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at September 28, 2014. Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 28, 2014. Based on their evaluation as of September 28, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10‑Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a‑15(f)) during the quarter ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 15, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2014.

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

•
inability to develop, or unexpected difficulties or delays in developing or ramping with acceptable yields, new technologies such as 1Z‑nanometer process technologies, X3 NAND memory architecture, 3D NAND technology, 3D ReRAM, or other advanced technologies, or the failure of these new technologies to effectively compete with those of our competitors;

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

•	insufficient supply of materials other than flash memory or capacity from our suppliers and contract manufacturers to meet demand or increases in the cost of these materials or capacity;

•	inability to realize the potential financial or strategic benefits of business acquisitions or strategic investments;

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

If we are unable to reduce our product costs to keep pace with reductions in average selling prices, our gross margin may be harmed. Because of the historical and expected future declines in the price of NAND flash memory, we need to reduce our product costs in order to maintain adequate gross margin. Our ability to reduce our cost per gigabyte of memory produced depends on technology transitions and the improvement of manufacturing efficiency, including manufacturing yields. If our technology transitions (for example, the production ramp of NAND technology on the 1Z‑nanometer process nodes) take longer or are more costly to complete than anticipated, our flash memory costs may not remain competitive with other NAND flash memory producers, which would harm our gross margin and financial results. Furthermore, as 2D NAND approaches scaling limits, the inherent physical technology limitations of NAND flash technology are resulting in more costly technology transitions than we have experienced in the past, particularly with respect to required capital expenditures, which reduces the cost benefits of technology transitions and could limit our ability to keep pace with reductions in average selling prices. Manufacturing yields are a function of both design and manufacturing process technology, and yields may also be impacted by equipment malfunctions, fabrication facility accidents or human error. Manufacturing yield issues may not be identified during the development or production process or solved until an actual product is manufactured and tested, further increasing our costs. If we are unable to improve manufacturing yields or other manufacturing efficiencies, our gross margin and results of operations would be harmed. In addition, our products contain materials other than flash memory and require product level assembly and test. As our product portfolio has evolved to include an increasing mix of complex products, the proportion of our product costs attributable to materials other than flash memory has increased. If we are unable to reduce the cost of these materials or manufacturing, our gross margin and results of operations would be harmed. In addition, as 2D NAND technology reaches its limits of cost-effective technology scaling, our successful development of 3D NAND, and alternative technologies, such as 3D ReRAM technologies, is crucial to continue the cost reductions necessary to maintain adequate gross margin. For example, we have announced that we expect our 3D NAND to go into pilot production in the second half of fiscal year 2015, with commercial ramp in 2016. Our failure to develop 3D NAND or other alternative technologies in a timely or effective manner, or at all, or the failure of these technologies to effectively compete with those of our competitors, could harm our revenue, gross margin and results of operations.

Our captive manufacturing capacity requires significant investments by us, and our reliance on and investments in captive manufacturing capacity limit our ability to respond to industry fluctuations in supply and demand. The semiconductor industry, and the NAND flash memory industry in particular, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Because we rely on our significant investments in Flash Ventures as a captive source of substantially all of our NAND flash memory supply, we are limited in our ability to react or adjust our cost structure and technology mix in response to these cyclical fluctuations.

Growth in our captive memory supply comes from investments in technology transitions, productivity improvements and new capacity at Flash Ventures. These investment decisions require significant planning and lead-time before an increase in supply can be realized, and are further determined by factors such as the timing, rate and type of investment by us and Toshiba, our partner in Flash Ventures, agreement between us and Toshiba as to these matters, our evaluation of the potential return on investment of the addition of new capacity, particularly in light of the timing, cost and availability of next generation technology, our profitability, our estimation of market demand and our liquidity position. A failure to accurately forecast demand for our products or industry capacity could cause us to over-invest or under-invest in the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. For example, in fiscal year 2008 and the first quarter of fiscal year 2009, we recorded charges for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. On the other hand, if we or Toshiba under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect or we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply of the right type of memory or at all to meet demand on a timely and cost effective basis and we may lose opportunities for revenue growth and market share as a result, which would harm our ability to grow revenue. In such cases, we may have only a limited ability to satisfy our supply needs from non-captive supply sources and may not be able to obtain the right mix of non-captive product that meets our requirements within an adequate lead time or at a cost that allows us to generate an adequate gross margin, which may cause us to lose sales, market share and profits. In addition, the future transition to 3D NAND will require a significantly greater amount of equipment and, correspondingly, require additional cleanroom space to house the new equipment necessary for the transition without reducing wafer capacity. If we do not have adequate existing cleanroom space, we would need to reduce our wafer capacity or invest in new facilities to provide additional cleanroom space to fully implement the transition to 3D NAND, which may increase our capital requirements and could adversely impact our supply of captive NAND flash memory and financial results.

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

Over the next several years, we believe that the largest growth areas for NAND flash will be SSD and other high-value solutions, whereas the mobile market for NAND flash is expected to grow at a slower rate than in the past, and the retail market for NAND flash is expected to be approximately constant or declining. We will continue to make significant investments in the development of hardware and software solutions for SSD and other markets in order to successfully penetrate and gain market share in SSDs and other high-value solutions. However, our ability to succeed in the SSD or other high-value solutions markets is subject to various risks and uncertainties, including, among other things:

•	we may be unable to successfully develop or qualify solutions that meet our customers’ requirements, and even if we do, we cannot guarantee that customers will adopt our solutions;

•
designing and qualifying products in the market for SSDs or other high-value solutions will require greater investments and customization than our traditional products, which results in longer development cycles and higher costs;

•
the complexity and longer development cycles required for high-value solutions increase the risk of development delays that can result in missing customer qualification cycles and other market opportunities;

•
due to longer customer product cycles and end-of-life product support requirements in SSDs and other high-value solutions, we may be unable to transition customers to our leading-edge products in a timely manner, or at all, which would prevent us from achieving the full cost advantage of new technology transitions, we may be unable to adequately supply products that utilize older memory technology nodes, or, in supplying the older memory technology nodes to customers for high-value solutions, we may not have sufficient supply of the newer memory technology nodes to meet the demand requirements of other customers;

•
some customers have been developing and may continue to develop their own solutions, which could reduce demand for our high value system-level solutions, including SSDs, while potentially increasing demand for our component level products, which could harm our revenue and gross margins;

•
we may transition fab capacity to new technology nodes too quickly, which could result in inadequate supply of older memory technology nodes required for certain high-value solutions, limiting or reducing our revenue or market share;

•
products that contain our leading-edge technologies, whether based on 2D NAND or our alternative 3D NAND or 3D ReRAM technologies, may be unable to meet the performance requirements of high-value solutions or to compete effectively with products from our competitors, which would inhibit our ability to succeed in these markets and could impair our growth and profitability prospects;

•	we may be unable to reap the expected benefits of our recently completed and pending acquisitions, many of which relate to the high-value solutions space;

•	SSDs and other high-value solutions require more software than our traditional products, therefore we must continue to develop software expertise;

•
SSDs and other high-value solutions require more complex controllers than our traditional products, and we may be unable to develop or source controllers that meet the performance requirements of these solutions;

•	SSDs and other high-value solutions incorporate unique parts, and if there is lower than expected demand, we may be unable to incorporate these unique parts in other products;

•
SSDs and other high-value solutions require longer production cycle times due to, among other things, more complex assembly and testing to produce a finished product, as well as customer requirements for consigned inventory and increased use of hubs for order fulfillment, which could lead to higher levels and cost of inventory; and

•
SSDs and other high-value solutions require different go-to-market strategies compared to our historical consumer and mobile products, which could increase our operating expenses, and we may be unable to build an effective sales and marketing operation to sell our high-value solutions.

If we are unable to successfully develop, qualify and sell SSDs and other high-value solutions, we could lose sales and corresponding profit opportunities, which would harm our operating results.

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

Sales to a small number of customers represent a significant portion of our revenue, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenue and operating results could suffer. Our ten largest customers represented approximately 48% of our revenue in both the three and nine months ended September 28, 2014, respectively. One customer accounted for 20% and 18% of our revenue in the three and nine months ended September 28, 2014, respectively. The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and there have been changes in the market share concentration among our customers. Many of our OEM customers purchase more than one product category from us. We expect fluctuations in our customer and licensee base and the mix of our revenue by customer and licensee to continue as our markets and strategies evolve, which could make our revenue less predictable from period-to-period. Our sales are generally made from standard purchase orders and short-term commitments rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time with limited notice or penalty. If we were to lose one or more of our major customers or experience any material reduction in orders from, or a material shift in product mix by, any of these customers, or if we were to lose one or more of our licensees or any of our licensees were to materially reduce their sales of licensed products, our revenue and operating results could suffer.

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

We sell our enterprise SSDs to a limited number of OEM customers that have long design, qualification and sales processes, and we expect growing demand from hyperscale customers that may be difficult to forecast. The enterprise storage market is comprised of a relatively limited number of OEM customers, with long design, qualification and test cycles prior to sales. OEM customers in the enterprise storage market typically also require us to customize our products, which could further lengthen the product design, qualification, manufacturing and sales process. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any customer orders on the timelines or in the quantities we expect. These lengthy and uncertain processes also make it difficult for us to forecast demand and timing of customer orders. Moreover, we start manufacturing our products and placing orders for materials and components based on non-binding forecasts that our OEM customers provide to us, further increasing our inventory exposure when actual sales vary from the OEM customer’s forecasts. The difficulty in forecasting demand and the customized nature of our products for certain OEMs make it difficult to anticipate our inventory requirements, which may cause us to over-purchase materials and components or over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Furthermore, due to longer customer product cycles, we may not be able to transition customers to our leading edge products, which would prevent us from benefitting from the technology transitions that enable cost reductions, which may harm our gross margin. When we acquire companies, such as Fusion-io, Inc., or Fusion-io, that have products using flash memory other than our captive flash memory, we typically transition these products to our captive memory, and any delays in the qualification of our captive memory for these products may cause unexpected declines in our revenue or margins from these products. We expect growing demand for our SSD solutions from hyperscale customers. These hyperscale customers may place orders for significant volumes with short lead times that may be difficult for us to forecast and fulfill, which could result in the loss of sales opportunities and adversely affect our business.

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

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory or the alternative technologies that we are developing obsolete or less attractive, and we may not have access to those new technologies on a cost-effective basis, or at all, or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. Due to inherent technology limitations, the bit growth and cost reduction from 2D NAND flash technology transitions is slowing down. We currently expect to be able to continue to scale our current 2D NAND flash memory architecture through at least the 1Z‑nanometer technology node. We expect to transition to the 1Z‑nanometer node beginning in the second half of fiscal year 2014 and continuing through at least fiscal year 2015. Beyond the 1Z‑nanometer node there is no certainty that further technology scaling can be achieved cost effectively with the 2D NAND flash memory architecture. In the first quarter of fiscal year 2011, we began investing in our 3D NAND flash technology. In 3D NAND technology, the memory cells are packed along the vertical axis as opposed to the horizontal axis as in the current 2D NAND flash technologies. As we progress with our 3D NAND development, we are evaluating and modifying certain aspects of our technology architecture to optimize for manufacturability, scalability, cost and product specifications, targeting a broader range of applications. We believe 2D NAND flash memory will co-exist with 3D NAND for an extended period of time. We are also investing 3D ReRAM technology, which we believe may be a viable alternative to NAND flash memory when NAND flash memory can no longer cost-effectively scale at a sufficient rate, or at all. The success of our overall technology strategy is also dependent in part upon the development by third-party suppliers of advanced semiconductor materials and process technologies, such as extreme ultraviolet, or EUV. Our technology development of 2D NAND, 3D NAND and 3D ReRAM is done in conjunction with Toshiba, and the success of our development could be influenced by whether we are able to agree with Toshiba on a technology path or the timing and amount of investment. There can be no assurance that we will be successful in developing 3D NAND, 3D ReRAM or other technologies in a timely manner, or at all, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies. Furthermore, we cannot guarantee that 3D NAND, 3D ReRAM or other technologies we develop will match or exceed all of the performance characteristics of 2D NAND flash technology, will be developed at a rate that matches market needs, will result in cost reductions that will enable us to be competitive, or will be well-suited, in a timely manner, or at all, for all of the applications in the end markets that 2D NAND flash memory currently addresses or may address in the future. Additionally, 3D NAND, 3D ReRAM or other technologies may require different capital equipment or manufacturing processes than existing 2D NAND which could impact the cost reduction benefits obtainable through these technologies.

Many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies such as magnetoresistive RAM, or MRAM, ReRAM, Memristor, vertical or stacked NAND, phase-change and charge-trap flash technologies and other technologies. Samsung Electronics Co., Ltd., or Samsung, has announced the volume production of its 3D NAND flash technology, known as 3D VNAND, and other companies have indicated they are working on 3D NAND technologies. At this time, these technologies are still emerging and it is unclear how they will compare to our 2D NAND or 3D NAND technology and what implications 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. For example, the specifications of competitors’ 3D NAND may make it more competitive in certain products than the 2D NAND currently produced by us. Successful broad-based commercialization of one or more of these technologies could reduce the competitiveness and future revenue and profitability of our current and future generations of 2D NAND flash technology, and it could reduce the competitiveness and future revenue and profitability of the potential alternative 3D NAND or 3D ReRAM technologies that we are developing or even supplant them in their entirety. In addition, we generate license and royalty revenue from NAND flash technology, and if NAND flash technology is replaced by a technology where our intellectual property, or IP, is less relevant, our license and royalty revenue would decrease. Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally. If our competitors successfully develop new or alternative technologies, and we are unable to scale our technology on an equivalent basis, or if our competitors’ new or alternative technologies satisfy application-specific requirements that our technologies are not able to, we may not be able to compete effectively, and our operating results and financial condition would suffer.

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

In transitioning to new technologies and products, we may not achieve OEM design wins, our OEM customers may delay transition to new technologies, our competitors may transition more quickly than we do, or we may experience product delays, cost overruns or performance issues that could harm our business. The transition to new generations of products, such as products containing 1Y‑nanometer, 1Z‑nanometer or subsequent process technologies such as 3D NAND and/or X3 NAND memory architecture, is highly complex and requires new controllers, new test procedures and modifications to numerous aspects of our manufacturing processes, resulting in the need for extensive qualification of the new products by our OEM customers and us. In addition, our competitors may transition to these new technologies more quickly or more effectively than we are able to, which could harm our ability to compete effectively. If we fail to achieve OEM design wins with new technologies such as 1Y‑nanometer, 1Z‑nanometer or subsequent process technologies or the use of X3 in certain products, if our OEM customers choose to transition to these new technologies more slowly than our roadmap plans, if the demand for the products that we developed is lower than expected, if the supporting technologies to implement these new technologies are not available, or if our competitors transition to these new technologies, including X3, more quickly or more effectively than we are able to, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our OEM market position. Furthermore, there can be no assurance that technology transitions will occur on schedule or at the yields or costs that we anticipate, that the tools and equipment required for the technology transitions will be available on a cost-effective basis, or at all, or that products based on the new technologies will meet customer specifications. The vast majority of products require controllers or firmware, and any delays in developing or sourcing controllers or firmware, or incompatibility or quality issues relating to the controllers or firmware in our products, could harm our revenue and gross margin, as well as business relationships with our customers. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.

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

•
failure to transition an acquired business from third-party sources of NAND flash memory to our captive supply of these materials, not having enough captive NAND flash memory to support the revenue growth of the acquired business or inability to procure sufficient NAND flash memory from third-party sources in a cost effective manner, or at all, which could harm our ability to achieve the expected benefits from the acquisition;

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

In July 2014, we completed the acquisition of Fusion-io, a developer of flash-based PCIe hardware and software solutions that enhance application performance in enterprise and hyperscale data centers. In addition to the risks described above, failure to leverage or delays in leveraging Fusion-io’s go-to-market capabilities to generate revenues for our products could harm our ability to realize the potential financial or strategic benefits of the acquisition and thereby harm our growth prospects or results of operations.

In the third quarter of fiscal year 2013, we recorded impairment charges of $47 million related to amortizable intangible assets and $36 million related to an in-process research and development intangible asset, both from the acquisition of Pliant Technology, Inc., or Pliant. These impairment charges stem primarily from our decision to integrate more of the SMART Storage Systems architecture and technology into our future enterprise product roadmap and from the delay of our next-generation SSD platform built on the Pliant technology. We will continue to monitor for any events or circumstances that could indicate whether an impairment of the remaining Pliant acquisition-related intangible assets is required.

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

Currently, wafers for our internally-designed controllers are manufactured by third-party foundries. In addition, we purchase controllers from third-party sources, and some of our products require other components and materials for which we do not have captive supply, such as the DRAM included in some of our SSDs and Multi-Chip Package, or MCP, storage solutions that we supply for use in mobile devices. A disruption in the manufacturing operations of our controller wafer vendors, third-party controller vendors or suppliers of other components, such as DRAM, could result in delivery delays, harm our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for these components, which could take several quarters to complete.

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

•
Client Storage Solution Manufacturers. In the market for client computing SSDs, we face competition from Intel, Micron, Samsung and Toshiba, all of which are also NAND flash producers, as well as client SSD solution providers such as Kingston Technology Co., Inc., Philips & Lite-On Digital Solutions Corporation, or Lite-On, Seagate Technology PLC, or Seagate, and Western Digital Corporation, or WDC. In this market, we compete with these industry players largely on the basis of performance capabilities, price and product reliability. Many of the large NAND flash producers have long established relationships with computer manufacturers, or are computer manufacturers themselves, which gives them a competitive advantage in qualifying and integrating their client storage solutions in this market as well as the ability to leverage competencies that have been developed through these relationships in the past. Hard drive manufacturers such as Seagate and WDC may also have a competitive advantage in their ability to leverage their existing relationships and brand recognition with customers, as well as their ability to leverage existing technology in creating hybrid drive products. Our failure to compete effectively against these industry players could harm our business and results of operations.

•
Enterprise Storage Solution Manufacturers. In the market for enterprise data center SSDs, we face competition from Intel, Micron, Samsung and Toshiba, all of which are also NAND flash producers, as well as from Lite-On, Seagate and WDC. Many of these competitors have significantly more experience with the software components that are required for successful enterprise SSD solutions, and our failure to continue to develop software expertise could harm our ability to effectively compete in this market. Many established and start-up companies are contributing to the development of the enterprise data center SSD market. Our competitors in this market may be able to leverage existing resources and competencies or acquire or develop other strategic relationships with established or start-up companies before we are able to, which could give them a competitive advantage, and if we are unable to independently develop comparable capabilities, we may be unable to effectively compete.

Our ability to generate revenue or adequate margins for certain products may be limited by our ability to secure, at competitive prices or at all, components or materials required to produce those products. Our products require certain components and materials for which we do not have captive supply. Our ability to generate revenue or adequate margins could be impacted by an inability to source those components or materials in a cost-effective manner, or at all. For example, some of our SSDs and the MCP storage solutions that we supply for use in mobile devices include both NAND flash memory and DRAM; however, since we do not have a captive supply of DRAM, there could be periods in which we are unable to cost-effectively source the DRAM that we require or to source DRAM in the quantities or on the timeline that we require. In addition, costs of DRAM have increased in the past and continued increases in the future would harm our gross margin for our products that include DRAM. Furthermore, as our product portfolio has evolved to include an increasing mix of complex products, we have become increasingly reliant on components and materials other than flash memory, and the proportion of our product costs attributable to these materials has increased. If we are unable to source these components or materials cost effectively, or at all, or if we are unable to reduce the cost of these materials and other costs, our revenue and margin may be harmed.

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

We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third-party subcontractors for a portion of our wafer testing, chip assembly, product assembly, product testing and order fulfillment. From time-to-time, our subcontractors have experienced difficulty meeting our requirements. If we are unable to increase the amount of capacity allocated to us from our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products. We do not have long-term contracts with some of our existing subcontractors, nor do we have exclusive relationships with any of our subcontractors and, therefore, cannot guarantee that they will devote sufficient resources or capacity to manufacturing our products. We are not able to directly control product delivery schedules or quality assurance. Furthermore, we manufacture on a turnkey basis with some of our subcontractors. In these arrangements, we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would harm our operating results.

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

If our security measures or security measures of our suppliers, vendors and partners are breached and unauthorized access to our or their information technology systems is obtained, we may lose proprietary data. Our security measures and the security measures of our suppliers, vendors and partners may be breached and our or their information technology systems accessed as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, and result in unauthorized access to our customers’ data or our data, including IP and other confidential business information. Attempts by others to gain unauthorized access to information technology systems are increasingly more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Moreover, because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, we have limited or no control over the implementation of preventative measures of our suppliers, vendors and partners. While we have identified several incidents of unauthorized access, to date none have caused material damage to our business. Security breaches could result in disclosure of our IP, trade secrets or confidential customer, supplier or employee data, which could result in legal liability, harm to our reputation and other harm to our business. We expect to continue to devote additional resources to the security of our information technology systems.

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

The Flash Ventures’ master equipment lease obligations contain covenants, which if breached, would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, some of the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of September 28, 2014, Flash Ventures was in compliance with all of its master lease covenants.

If our stockholders’ equity were to fall below $1.51 billion, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $553 million, based upon the exchange rate at September 28, 2014, covered by our guarantee under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available.

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

Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenue, costs and stock price. Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer demand. Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers, or adversely affect consumer confidence. We have substantial operations in Israel, including a development center in Northern Israel, near the border with Lebanon, a research center in Omer, Israel, which is near the Gaza Strip, and offices near Tel Aviv, all areas that have experienced significant violence and political unrest. Conflict in the Gaza Strip and the surrounding areas, as well as turmoil and unrest in the Middle East or other regions could cause delays in the development or production of our products and could harm our business and operating results.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability. We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. For example, we are currently under a federal income tax audit by the IRS for fiscal years 2009 through 2011, and we do not expect a resolution of this audit to be reached during the next twelve months. While we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. IRS audits may also impact the timing and/or amount of our refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S.

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

We have significant financial obligations related to Flash Ventures, as well as under our 1.5% Convertible Senior Notes due 2017 and our 0.5% Convertible Senior Notes due 2020, which could negatively impact our cash flows and financial position. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of September 28, 2014, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $553 million based on the exchange rate at September 28, 2014. We also have significant commitments for the future fixed costs of Flash Ventures, and we expect to continue to incur significant obligations with respect to, as well as make continued investments in, Flash Ventures. In addition, as of September 28, 2014, the aggregate principal amount outstanding under our 1.5% Convertible Senior Notes due 2017 (the “1.5% Notes due 2017”) and our 0.5% Convertible Senior Notes due 2020 (the “0.5% Notes due 2020,” and together with the 1.5% Notes due 2017, the “Notes”) was $2.5 billion. The Notes may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in our stock price. For example, as of the calendar quarter ended September 30, 2014, the price of our common stock had met the thresholds under which the 1.5% Notes due 2017 are convertible at the holders’ option, and as a result, the 1.5% Notes due 2017 were convertible beginning on October 1, 2014 and ending December 31, 2014. Convertibility of the Notes based on the trading price of our common stock is assessed on a calendar-quarter basis. Upon any conversion of the Notes, we will be required to deliver cash up to the principal amount of the Notes that are converted and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, which would result in dilution to our shareholders. We may not have sufficient funds to make payments related to our Flash Ventures obligations or under the Notes when converted or due. Further, these obligations could negatively impact our cash flows and limit our ability to use our cash flow for our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate purposes.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act based upon settlement date during the three months ended September 28, 2014 (in millions, except share and per share amounts).

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

June 30, 2014 to July 27, 2014	1,021,704	$102.28	1,021,704
July 28, 2014 to August 24, 2014	2,708,561	92.95	2,708,561
August 25, 2014 to September 28, 2014	1,031,039	98.71	1,031,039
Total	4,761,304		4,761,304	$1,127

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

SANDISK CORPORATION

Dated:	October 31, 2014	By:	/s/ Judy Bruner
Judy Bruner
Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)

S - 1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-96298	3.2	8/29/1995
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.	10-Q	000-26734	3.1	8/16/2000
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.	S-3	333-85686	4.3	4/5/2002
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.	8-K	000-26734	3.1	6/1/2006
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.	8-K	000-26734	3.1	5/28/2009
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.	8-K/A	000-26734	3.5	5/16/1997
3.7	Certificate of Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.	8-A	000-26734	3.2	9/25/2003
3.8	Amended and Restated Bylaws of the Registrant dated September 11, 2013.	8-K	000-26734	3.1	9/17/2013
4.1	Rights Agreement, dated as of September 15, 2003, by and between the Registrant and Computershare Trust Company, Inc.	8-A	000-26734	4.2	9/25/2003
4.2	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006. by and between the Registrant and Computershare Trust Company, Inc.	8-A/A	000-26734	4.2	11/8/2006
4.3	Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017, dated as of August 25, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	8/25/2010
4.4	Indenture (including form of Notes) with respect to the Registrant’s 0.5% Convertible Senior Notes due 2020, dated as of October 29, 2013, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	10/29/2013
12.1	Computation of ratio of earnings to fixed charges.					x
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101.INS	XBRL Instance Document.					x
101.SCH	XBRL Taxonomy Extension Schema Document.					x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					x

*	Furnished herewith.

E - 1