Form 10-K
period 2014-12-28
SANDISK CORP
filed 2015-02-10
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2014

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

As of June 29, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $20,109,794,996, based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2015
Common Stock, $0.001 par value per share	213,013,780 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held June 18, 2015 (Proxy Statement)	Part III

SANDISK CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” “could,” variations of such words or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed in “Risk Factors” in Item 1A and elsewhere in this report. Our business, financial condition or results of operations could be materially harmed by any of these factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.

Unless the context requires otherwise, all references in this report to “SanDisk®,” “we,” “our,” and “us” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries, and all references to years or annual periods are references to our fiscal years, which consisted of 52 weeks in each of the fiscal years 2014, 2013 and 2012.

PART I

ITEM 1.	BUSINESS

Overview

Who We Are. SanDisk Corporation is a global leader in flash storage solutions with a strong history of innovative products. Flash storage technology allows digital information to be stored in a durable, compact format that retains the data even without power. Our flash-based products enable businesses and consumers to efficiently and effectively capture, share and preserve digital content. Our products include flash storage solutions for enterprise data centers and client computing platforms, as well as removable and embedded flash products for mobile devices, cameras, automotive, connected home electronics and other applications. Our products are used in a variety of large markets, and we distribute our products globally through commercial and retail channels. We offer simple, reliable and affordable flash storage solutions for use by consumers and enterprises in a wide variety of devices and applications. We were incorporated in the State of Delaware in June 1988. Since 2006, we have been a Standards & Poor, or S&P, 500 company and since 2011, we have been a Fortune 500 company.

What We Do. We design, develop and manufacture data storage solutions in a variety of form factors using flash memory, controller, firmware and software technologies. Our solutions include a broad range of solid state drives, or SSDs, embedded products, removable cards, universal serial bus, or USB, drives, wireless media drives, digital media players, and wafers and components. Our SSD products are used in both enterprise data centers and client computing platforms and provide high-speed, high-capacity storage solutions that can be used in lieu of hard disk drives. Our embedded flash products are used in mobile phones, tablets, computing platforms, imaging devices, automobiles and many other products. Our removable cards are used in a wide range of applications such as mobile phones, tablets, digital cameras, gaming devices, personal computers, or PCs, automobiles and many other products. We also offer software solutions that can be used in conjunction with flash storage products to optimize performance in various computing and data center environments.

Most of our products are made by combining NAND flash memory with a controller and firmware. We purchase substantially all of our NAND flash supply through our venture relationships with Toshiba Corporation, or Toshiba, which produce and provide us with leading-edge, high-quality NAND wafers. From time-to-time, we also purchase flash memory from other NAND flash manufacturers. We use controllers that we have designed in‑house as well as controllers purchased from third‑parties. Our controllers that are designed in‑house are manufactured at third‑party foundries. The vast majority of our products use firmware that is developed in‑house.

Industry Background

We operate in the flash storage solutions market. NAND flash memory is the current mainstream technology used for flash storage solutions, providing the benefits of a small form factor, fast write speed, solid-state architecture and the ability to retain data without a power source. NAND flash memory has been characterized by rapid technology transitions which have reduced the cost per bit by increasing the density of the memory die on the wafer. The benefits of NAND flash memory have led to the proliferation of its usage in a wide variety of devices and applications.

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

•
Maintain cost leadership, leverage scale and drive operational excellence. We believe the markets for flash storage are generally price elastic, meaning that a decrease in the price per gigabyte results in increased demand for higher capacities and the emergence of new applications for flash storage. We strive to continuously reduce the cost of NAND flash memory to grow existing and future markets, supply a diverse set of customers and channels, and support the profitable growth of our business. We have invested heavily in a vertically integrated business model, which includes our investments in high volume, state-of-the-art NAND flash manufacturing facilities in Japan through our ventures with Toshiba and our in‑house assembly and test facilities in Shanghai, China in order to reduce the costs of producing our products, increase our ability to control the quality of our products and provide efficient delivery to our customers. We will continue to leverage our vertical integration and invest in additional manufacturing capacity in order to produce leading-edge, high-quality products that our customers can count on to store and reliably access their data.

•
Drive profitable growth across diversified markets, customers and channels. We create new markets for NAND flash memory through our design and development of NAND flash solutions that cater to specific requirements in the end markets we serve. We continue to expand our retail customer base to new geographic regions and outlets, and we continue to achieve design wins from our current and new original equipment manufacturer, or OEM, customers by offering leading-edge NAND flash storage solutions. We are also expanding our reach into small and medium business customers through distributors, value added resellers and system integrators. In addition, we directly engage with enterprise and hyperscale customers to better understand and develop scalable enterprise storage solutions.

Our Solutions

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

•
Embedded Products. Our embedded products are designed to meet the increasing demand for embedded storage for mobile phones, tablets, notebooks and other portable and wearable devices, as well as in automotive and connected home applications. Our embedded products include our iNAND™ embedded flash product line, our multi-chip packages, or MCP iNAND, solutions which combine NAND and mobile dynamic random-access memory, or DRAM, in an integrated package, and custom embedded solutions. Our iNAND solutions are offered under the SanDisk® Standard, SanDisk Ultra and SanDisk Extreme brand names.

•
Client Solid State Drives. We offer SSDs for client computing applications which encompass desktop computers, notebook computers, tablets and other computing devices. Our client SSDs can be used in a stand-alone configuration, in lieu of a hard drive, or in a dual-drive configuration in conjunction with a hard drive or in hybrid drives that contain a hard drive and our SSD. Our client SSDs are offered in industry-standard and custom form factors and branded under the SanDisk, SanDisk Ultra, SanDisk Ultra® Plus and SanDisk Extreme PRO names.

•
Enterprise Solid State Drives. Our enterprise SSDs are used in high-capacity and/or high-performance data storage applications, and to accelerate application performance. We also provide enterprise software solutions designed to improve the performance of SSDs in various enterprise workload environments. Our enterprise SSD solutions encompass all major storage interface protocols, including Serial Attached SCSI, or SAS, Serial ATA, or SATA, and Peripheral Component Interconnect Express, or PCIe. Our enterprise SSD brand names include Lightning®, Optimus™, CloudSpeed™ and Fusion ioMemory™.

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

•
Digital Media Players and Wireless Drives. Sansa® is our branded line of flash-based digital media players, and SanDisk Connect® is our branded line of wireless media and flash drive products. Our Sansa line of products includes features such as FM radio, voice recording and support for a variety of audio and video formats. Our Connect line of products allows wireless streaming of high-definition movies, photos, music and documents on tablets, smartphones and computers.

•	Wafers and Components. We also sell memory wafers and memory components to customers who package the memory under their own brands or embed the memory in other products.

Our Primary End Markets

Our products are sold in four primary end markets:

•
Enterprise and Hyperscale Data Centers. We provide enterprise SSDs that are designed for mission critical environments and include solutions optimized for storage in write intensive, read intensive and mixed use applications. These enterprise solutions include SAS and SATA SSDs for enterprise storage, and PCIe SSDs, which are designed to accelerate enterprise application performance. We also provide enterprise software solutions designed to improve the performance of SSDs in various enterprise environments. We believe that enterprise SSD solutions will be a key NAND flash growth driver over the next several years as SSDs increasingly replace hard disk drives in enterprise and hyperscale data centers.

•
Client Computing. We provide client SSD solutions that are designed to enhance the user experience in notebooks, thin-and-light laptops and desktop computers. These client SSD solutions include SATA and PCIe interfaces. We believe client SSDs will increasingly replace hard disk drives in both corporate and consumer client computing platforms over the next several years.

•
Mobile and Connected Applications. We provide embedded and removable storage for mobile and connected applications. We are a leading supplier of microSD removable storage cards and embedded products, such as iNAND, MCP iNAND and custom solutions, for use in phones, tablets, notebooks, global positioning system, or GPS, devices, eReaders, wearable products and other mobile or computing devices. Multimedia features in mobile products that enable imaging, high-definition, or HD, videos, gaming and other applications have driven significantly increased demand for flash storage solutions in these devices. We also provide removable storage cards and embedded storage solutions for use in automotive and connected home applications.

•
Consumer Electronics. We provide flash storage solutions to multiple consumer markets, including imaging, USB drive, gaming, audio/video and others. Flash storage solutions are used in digital cameras for high-resolution still images and video, and in solid-state digital camcorders for high-resolution video. Gaming consoles and portable game devices now include advanced features that require high-capacity embedded or removable storage solutions, and we offer solutions that are specifically packaged for the gaming market. Our USB flash drives allow consumers to store and transfer files, pictures and music on keychain-sized devices. We sell a line of digital media players with both embedded and removable NAND flash under our Sansa brand with varying combinations of audio and video capabilities. We also sell a line of wireless media drives under our Connect brand that provide wireless streaming of content to computers and mobile products. Primary removable card formats for consumer devices include CompactFlash, SD and microSD.

Our Sales Channels

Our revenue is generated through the following channels:

•
Commercial. Our Commercial channel represents sales directly and through distributors to OEMs, system integrators and value-added resellers who bundle, embed or integrate our flash storage solutions. Our Commercial channel addresses a large variety of applications, including mobile phones, tablets, notebooks, gaming devices, enterprise storage solutions, servers and other computing devices. Within our enterprise business, both our sales and technical resources are increasingly engaged alongside our OEM and other partners to address end-customer requirements and generate demand. Our Commercial channel sales also include sales made directly to enterprise customers. We also sell our data storage solutions to customers in our Commercial channel that offer our products under their own brand name in retail channels. We generate license and royalty revenue related to intellectual property, or IP, and this revenue is also included in our Commercial revenue.

•
Retail. We sell our products directly and through distributors to consumer electronics stores, office superstores, mobile phone stores, mass merchants, e-commerce retailers, catalog and mail order companies, drug stores, supermarkets, convenience stores and kiosks in a wide variety of locations.

Backlog

As of the end of fiscal years 2014 and 2013, our backlog was $305 million and $296 million, respectively. Because our customers can generally change or cancel orders with limited or no penalty and limited advance notice prior to shipment, we do not believe that our backlog, as of any particular date, is indicative of future sales.

Seasonality

Because the majority of our products are ultimately sold to consumers, our revenue is generally highest in our fourth fiscal quarter due to the holiday buying season. In addition, our revenue is generally lowest in our first fiscal quarter.

Customer Concentration

In fiscal years 2014, 2013 and 2012, revenue from our top 10 direct customers and licensees accounted for approximately 48%, 49% and 43% of our revenue, respectively. In fiscal year 2014, 2013 and 2012, Apple Inc., or Apple, accounted for 19%, 20% and 13% of our revenue, respectively. The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve. Sales to our customers are generally made pursuant to purchase orders rather than long-term contracts.

Technology

Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance, cost‑effective NAND flash storage products in small form factors to address a variety of markets. Our research and development, or R&D, efforts are designed to help ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms. We have successfully developed and commercialized 2‑bits per cell flash multi-level cell, or X2, and 3‑bits per cell flash multi-level cell, or X3, technologies, which have enabled significant cost reduction and growth in NAND flash usage. In addition, we are investing in the development of our 3D NAND technology, which we refer to as BiCS, and 3D ReRAM architecture. We have also initiated, defined and developed standards to meet new market needs and to promote wide acceptance of flash storage standards through interoperability and ease-of-use. We believe our core technical competencies are in:

•high-density NAND flash process, module integration, device design and reliability;
•securing data on a flash device;
•controller design;
•firmware and software development;
•system-level design and integration;
•multi-die stacking and packaging technology; and
•low‑cost system testing.

To achieve compatibility with various electronic platforms regardless of the host processors or operating systems used, we continue to develop new capabilities in NAND flash, advanced controllers and firmware design. We also continue to evolve our architecture to leverage advances in manufacturing process technology. Our products are designed to be compatible with industry-standard and customer-specific interfaces used in operating systems for PCs, mobile phones, tablets, notebooks, digital imaging devices, gaming platforms, GPS products, servers and storage systems, and other computing and electronic devices.

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

As of the end of fiscal year 2014, we owned, or had rights to, more than 3,000 United States, or U.S., patents and more than 2,100 foreign patents. We had more than 1,400 patent applications pending in the U.S., and had foreign counterparts pending on many of the applications in multiple jurisdictions. We continually seek additional U.S. and international patents on our technology.

We have patent license agreements with many companies, including Hitachi, Ltd., or Hitachi, Intel Corporation, or Intel, Renesas Electronics Corporation, Samsung Electronics Co., Ltd., or Samsung, SK hynix Inc., or Hynix, Sony Corporation, or Sony, and Toshiba. In the three years ended December 28, 2014, we generated $1.11 billion in revenue from license and royalty agreements.

Trade secrets and other confidential information are also important to our business. We protect our trade secrets through confidentiality and invention assignment agreements, among other measures.

Supply Chain

Our supply chain is an important competitive advantage and is comprised of the following:

•
Silicon Sourcing. All of our memory storage solutions require silicon chips for the memory and controller components. Substantially all of our NAND flash memory is supplied by our ventures with Toshiba. This represents captive supply and we are obligated to take our share of the output from these ventures or pay the fixed costs associated with that capacity. See “Ventures with Toshiba.” We also purchase flash memory from other suppliers, which we refer to as non-captive, to supplement our captive flash memory. We use controllers that we have designed in‑house as well as controllers purchased from third parties. Our controllers that are designed in‑house are manufactured at third‑party foundries.

•
Assembly and Testing. We sort and test our memory wafers at captive and third‑party facilities in China, Japan and Taiwan. Our products are assembled and tested at both our in‑house facilities in Shanghai, China, and through our network of contract manufacturers, which are located primarily in China, Malaysia, Taiwan and the U.S. We believe the use of our in‑house assembly and test facilities, as well as contract manufacturers, reduces the cost of our operations, provides flexibility and gives us access to increased production capacity.

Ventures with Toshiba

We and Toshiba currently operate three business ventures in 300‑millimeter NAND flash manufacturing facilities, which provide us leading-edge, cost-competitive NAND wafers for our end products. Flash Partners Ltd., which operates primarily in Toshiba’s Fab 3 facility, or Fab 3, was formed in September 2004. Flash Alliance Ltd., which operates primarily in Toshiba’s Fab 4 facility, or Fab 4, was formed in July 2006. Flash Forward Ltd., which operates primarily in Toshiba’s Fab 5 facility, or Fab 5, was formed in July 2010. We refer to Flash Partners, Flash Alliance and Flash Forward collectively as Flash Ventures. In 2014, we entered into a non-binding memorandum of understanding with Toshiba related to the construction and operation of Toshiba’s “New Fab 2” fabrication facility, which is primarily intended to provide space to convert Flash Ventures’ current 2D NAND capacity to 3D NAND, with expected readiness for production in 2016.

Through Flash Ventures, located within Toshiba’s Yokkaichi, Japan facilities, we and Toshiba collaborate in the development and manufacture of NAND flash wafers using semiconductor manufacturing equipment owned or leased by each of the Flash Venture entities. We hold a 49.9% ownership position in each of the Flash Venture entities. Each Flash Venture entity purchases wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a mark-up. We are committed to purchase half of Flash Ventures’ NAND wafer supply or pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also committed to fund 49.9% to 50% of other Flash Ventures’ costs to the extent that Flash Ventures’ revenue from wafer sales to us and Toshiba are insufficient to cover these costs. We and Toshiba also collaborate on joint R&D activities.

Competition

We face competition from NAND flash memory manufacturers and from companies that buy NAND flash memory and incorporate it into their end products.

We believe that our ability to compete successfully depends on a number of factors, including:

•	product performance, reliability and differentiation;

•	price, quality and availability of products;

•	success in developing new products, applications and markets;

•	timing of new product announcements and successful introductions;

•	sufficient availability of cost‑efficient supply;

•	creation and monetization of IP and the development of industry standards and formats;

•	the number and nature of competitors in a given market; and

•	general market and economic conditions.

We believe our key competitive advantages are:

•	our strong history of technological innovation and standards creation, which enables us to grow the overall market for flash storage solutions;

•	our vertically integrated business model, including our investment in Flash Ventures, which provides us with leading-edge, low‑cost NAND flash;

•	we are the only pure play NAND flash storage solutions provider, which strengthens our focus on NAND technology and solutions;

•	our IP ownership, in particular our patents, and multi-level cell, or MLC, manufacturing know-how, which provides us with license and royalty revenue as well as cost advantages;

•	our system expertise in controller and firmware development;

•	that we market and sell a broad range of flash storage products, which gives us an advantage in attracting and retaining retail and commercial customers;

•	that we have global retail distribution for our products and worldwide leading market share in removable flash cards and USB flash drives;

•	that we have a well-recognized and trusted brand; and

•	our strong financial position.

Our competitors include:

•
NAND Manufacturers. We compete with NAND flash memory manufacturers, including Hynix, Intel, Micron Technology, Inc., or Micron, Samsung and Toshiba. These companies compete with us in selling a range of flash-based products and form factors, including embedded, SSD, removable and other form factors. We compete with these NAND flash memory manufacturers based upon technology and advanced wafer manufacturing processes which influence cost, performance and quality of the flash memory. We further compete based upon the features and performance of our flash storage solutions, the system technology in our solutions and the branding of our solutions.

•
Flash Memory Card and USB Drive Manufacturers and Resellers. We compete with manufacturers and resellers of flash memory card and USB drives, which purchase or have a captive supply of flash memory components and assemble memory products. We compete based upon product features and performance, the breadth and availability of our product offerings, quality and reliability, marketing programs, brand recognition and price. Our primary competitors currently include, among others, Kingston Technology Company, Inc., or Kingston, Lexar Media, Inc., or Lexar, a subsidiary of Micron, PNY Technologies, Inc., or PNY, Samsung, Sony, Toshiba, Transcend Information, Inc., or Transcend, and Verbatim Americas, LLC, or Verbatim. We also sell flash products, in the form of private label cards, wafers or components, to certain companies who sell products that may ultimately compete with our branded products in the retail or commercial channels.

•
Client Storage Solution Manufacturers. In the market for client SSDs, we face competition from NAND flash memory manufacturers including Intel, Micron, Samsung and Toshiba. We also face competition from other suppliers of client SSDs and hard drives such as Kingston, Philips & Lite-On Digital Solutions Corporation, or Lite-On, Seagate Technology plc, or Seagate, and Western Digital Corporation, or WDC. We compete based upon the performance, quality and reliability of our product offerings, price and relationships with computer manufacturers.

•
Enterprise Storage Solution Manufacturers. We compete in the enterprise storage solutions market where we face competition from NAND flash memory manufacturers including Intel, Micron, Samsung and Toshiba, and from other providers of enterprise SSDs and hard drives such as Lite-On, Seagate and WDC. We compete based upon the performance, quality and reliability of our product offerings, price and relationships with storage OEMs and enterprise customers.

•
Digital Media Players and Drives. In the standalone digital audio/video player market, we face strong competition from Apple. We also face competition from Coby Electronics Corporation, GPX, a brand of Digital Products International, Inc., Koninklijke Philips N.V., Mach Speed Technologies, LLC and Sony, among others. We also face competition for our wireless media and flash drives from companies such as ADATA Technology Co., Ltd., or ADATA, Seagate and WDC. We compete based upon the breadth and availability of our product offerings, quality and reliability, marketing programs, brand recognition and price.

Corporate Responsibility

We believe that corporate social responsibility is an essential factor for our overall corporate success. This includes adopting ethical and sustainable business practices to direct how we do business while keeping the interests of our stakeholders and the environment in focus.

We strive to uphold the following principles:

•	treat all employees with dignity and respect;

•	set up processes and procedures intended to (i) comply with applicable laws and regulations as well as our internal guidelines and (ii) uphold ethical standards;

•
establish policies and procedures intended to promote the idea that the quality of our products and services, consistency of production and employee well-being are predicated on a safe and healthy work environment; and

•	establish policies and procedures intended to promote environmental responsibility as an integral part of our culture.

Additional Information

We file reports and other information with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K and proxy or information statements. Those reports and statements and all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act (1) may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, (2) are available at the SEC’s internet site (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Information regarding the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at (202) 551‑8090. Our website address is www.sandisk.com. Information on our website is not incorporated by reference nor otherwise included in this report, and any references in this report to our website are intended to be inactive textual references only. Our principal executive offices are located at 951 SanDisk Drive, Milpitas, CA 95035, and our telephone number is (408) 801‑1000. SanDisk is our trademark, and is registered in the U.S. and other countries. Other brand names mentioned herein are for identification purposes only and may be the trademarks of their respective holder(s).

Employees

As of December 28, 2014, we had 8,696 full-time employees, including 3,014 employees in research and development, 1,023 employees in sales and marketing, 639 employees in general and administrative, and 4,020 employees in operations. None of our employees is represented by a collective bargaining agreement and we have never experienced any employee work stoppage. We believe that our employee relations are good.

Executive Officers

Our executive officers, who are elected by and serve at the discretion of our board of directors, are as follows (all ages are as of February 10, 2015):

Name	Age	Position
Sanjay Mehrotra	56	President and Chief Executive Officer
Judy Bruner	56	Executive Vice President, Administration and Chief Financial Officer
Sumit Sadana	46	Executive Vice President and Chief Strategy Officer
Mark Brazeal	47	Chief Legal Officer and Senior Vice President, IP Licensing
Shuki Nir	45	Senior Vice President, Corporate Marketing, and General Manager, Retail
Dr. Siva Sivaram	54	Senior Vice President, Memory Technology

Sanjay Mehrotra co-founded SanDisk in 1988 and has been our President and Chief Executive Officer since January 2011. He was appointed to our board of directors in July 2010. Mr. Mehrotra previously served as our Chief Operating Officer, Executive Vice President, Vice President of Engineering, Vice President of Product Development, and Director of Memory Design and Product Engineering. Mr. Mehrotra has 35 years of experience in the non-volatile semiconductor memory industry, including engineering and management positions at Integrated Device Technology, Inc., SEEQ Technology, Inc., Intel Corporation and Atmel Corporation. Mr. Mehrotra has a B.S. and an M.S. in Electrical Engineering and Computer Sciences from the University of California, Berkeley. He is the named inventor on over 70 patents and has published numerous articles in the area of non-volatile memory design and flash memory systems. Mr. Mehrotra serves on the board of directors of Cavium, Inc., the Engineering Advisory Board of the University of California, Berkeley, the Global Semiconductor Alliance and the Stanford Graduate School of Business Advisory Council.

Judy Bruner has been our Executive Vice President, Administration and Chief Financial Officer since June 2004. She served as a member of our board of directors from July 2002 to July 2004. Ms. Bruner has 35 years of financial management experience, including serving as Senior Vice President and Chief Financial Officer of Palm, Inc., a provider of handheld computing and communications solutions, from September 1999 until June 2004. Ms. Bruner also held financial management positions at 3Com Corporation, Ridge Computers and Hewlett-Packard Company. Ms. Bruner has a B.A. in Economics from the University of California, Los Angeles and an M.B.A. from Santa Clara University. Since January 2009, Ms. Bruner has served on the board of directors and the audit committee of Brocade Communications Systems, Inc. Since July 2014, Ms. Bruner has served on the board of directors of the Computer History Museum, a 501(c)(3) organization.

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

Mark Brazeal has been our Chief Legal Officer and Senior Vice President, IP Licensing since December 2014. Prior to joining SanDisk, Mr. Brazeal served in various positions of increasing responsibility at Broadcom Corporation from April 2000 to September 2014, most recently as Senior Vice President and Senior Deputy General Counsel. Prior to joining Broadcom Corporation, Mr. Brazeal was an attorney with the law firms of Wilson Sonsini Goodrich and Rosati, P.C. in Palo Alto, California from 1998 to 2000, YUASA and HARA in Tokyo, Japan from 1996 to 1997 and Howrey and Simon, LLP in Washington, D.C. from 1993 to 1996. Mr. Brazeal holds a B.A. with Distinction in American Government from the University of Virginia and a J.D. from the University of Virginia School of Law.

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

•
inability to develop, or unexpected difficulties or delays in developing or ramping with acceptable yields, new technologies such as 15‑nanometer (which we also refer to as 1Z‑nanometer) process technologies, X3 NAND memory architecture, 3D NAND technology, 3D ReRAM, or other advanced technologies, or the failure of these new technologies to effectively compete with those of our competitors;

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

•
insufficient supply of materials other than flash memory, such as DRAM, or capacity from our suppliers and contract manufacturers to meet demand or increases in the cost of these materials or capacity;

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

•
insufficient assembly and test or retail packaging and shipping capacity from our Shanghai, China facilities or our contract manufacturers, or labor unrest, employee strikes or other disruptions at any of these facilities;

•
errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third‑party suppliers;

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

If we are unable to reduce our product costs to keep pace with reductions in average selling prices, our gross margin may be harmed. Because of the historical and expected future declines in the price of NAND flash memory, we need to reduce our product costs in order to maintain adequate gross margin. Our ability to reduce our cost per gigabyte of memory produced primarily depends on technology transitions and the improvement of manufacturing efficiency, including manufacturing yields. If our technology transitions (for example, the production ramp of NAND technology on the 15‑nanometer process node) take longer or are more costly to complete than anticipated, our flash memory costs may not remain competitive with other NAND flash memory producers, which would harm our gross margin and financial results. Furthermore, as 2D NAND approaches scaling limits, the inherent physical technology limitations of NAND flash technology are resulting in more costly technology transitions than we have experienced in the past, particularly with respect to required capital expenditures, which reduces the cost benefits of technology transitions and could limit our ability to keep pace with reductions in average selling prices. Manufacturing yields are a function of both design and manufacturing process technology, and yields may also be impacted by equipment malfunctions, fabrication facility accidents or human error. Any new manufacturing node may be more susceptible to manufacturing yield issues. Manufacturing yield issues may not be identified during the development or production process or solved until an actual product is manufactured and tested, further increasing our costs. If we are unable to improve manufacturing yields or other manufacturing efficiencies, our gross margin and results of operations would be harmed. In addition, our products contain materials other than flash memory and require product level assembly and test. As our product portfolio has evolved to include an increasing mix of complex products, the proportion of our product costs attributable to materials other than flash memory has increased. If we are unable to reduce the cost of these materials or manufacturing, our gross margin and results of operations would be harmed. In addition, as 2D NAND technology reaches its limits of cost‑effective technology scaling, our successful development of 3D NAND and alternative technologies, such as 3D ReRAM, is crucial to continue the cost reductions necessary to maintain adequate gross margin. We expect to invest in a 3D NAND pilot line in the second half of fiscal year 2015 and ramp volume production of 3D NAND in fiscal year 2016. Our failure to develop 3D NAND or other alternative technologies in a timely or effective manner, or at all, or the failure of these technologies to effectively compete with those of our competitors, could harm our revenue, gross margin and results of operations.

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

Growth in our captive memory supply comes from investments in technology transitions, productivity improvements and new capacity at Flash Ventures. These investment decisions require significant planning and lead-time before an increase in supply can be realized, and are further determined by factors such as the timing, rate and type of investment by us and Toshiba, our partner in Flash Ventures, agreement between us and Toshiba as to these matters, our evaluation of the potential return on investment of the addition of new capacity, particularly in light of the timing, cost and availability of next generation technology, our profitability, our estimation of market demand and our liquidity position. A failure to accurately forecast demand for our products or industry capacity could cause us to over-invest or under-invest in technology transitions or the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. For example, in fiscal year 2008 and the first quarter of fiscal year 2009, we recorded charges for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. On the other hand, if we or Toshiba under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect or we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply of the right type of memory or at all to meet demand on a timely and cost effective basis and we may lose opportunities for revenue and market share as a result, which would harm our ability to grow or maintain revenue. In such cases, we may have only a limited ability to satisfy our supply needs from non-captive supply sources and may not be able to obtain the right mix of non-captive product that meets our requirements within an adequate lead time or at a cost that allows us to generate an adequate gross margin, which may cause us to lose sales, market share and profits. Prolonged inability to meet customer demand could also cause us to lose revenue opportunities with both existing and potential customers beyond the duration of any given supply shortage. In addition, the future transition to 3D NAND will require a significantly greater amount of equipment and, correspondingly, require additional cleanroom space to house the new equipment necessary for the transition without reducing wafer capacity. If we do not have adequate existing cleanroom space, we would need to reduce our wafer capacity or invest in new facilities to provide additional cleanroom space to fully implement the transition to 3D NAND, which may increase our capital requirements and could adversely impact our supply of captive NAND flash memory and financial results. Although we have entered into a non-binding memorandum of understanding with Toshiba to jointly invest in a new wafer fabrication facility, there is no certainty as to when we will enter into definitive agreements for the facility, if at all.

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

In addition, we are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed under Flash Ventures and the foundry arrangements with Toshiba for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margin. Our limited ability to react to fluctuations in supply and demand makes us particularly susceptible to variations from our forecasts and expectations, and even in times of excess demand, our operating results may be harmed.

The future growth of our business depends on the development and performance of new and existing markets for flash memory, including the SSD markets, and on our ability to penetrate, maintain or improve our position in these markets. Historically, removable flash memory imaging cards and USB drives, both sold primarily through the retail channel, provided the majority of our revenue. As growth in these retail products slowed, we increased sales of embedded NAND flash memory and cards for devices such as mobile phones, tablets and other mobile devices. More recently, SSD products have generated the largest portion of our revenue growth. Our future growth is dependent on the development of new markets, new applications and new products for NAND flash memory, on the continued use of NAND flash memory in existing markets and on our ability to penetrate, maintain or improve our position in such markets. There can be no assurance that the use of NAND flash memory in existing markets and products will continue or grow fast enough, or at all, that we will be able to maintain or improve our position in existing markets, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow.

We believe that, over the next several years, the largest growth areas for NAND flash will be SSD and other high-value solutions, whereas the mobile market for NAND flash is expected to grow at a slower rate than in the past, and the retail market for NAND flash is expected to be approximately constant or declining. We will continue to make significant investments in the development of hardware and software solutions for SSD and other markets in order to successfully penetrate and gain market share in SSDs and other high-value solutions. However, our ability to succeed in the SSD or other high-value solutions markets is subject to various risks and uncertainties, including, among other things:

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

Sales to a small number of customers represent a significant portion of our revenue, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenue and operating results could suffer. Our ten largest customers represented approximately 48% and 49% of our revenue in fiscal years 2014 and 2013, respectively. One customer accounted for 19% and 20% of our revenue in fiscal years 2014 and 2013, respectively. The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and there have been changes in the market share concentration among our customers. Many of our OEM customers purchase more than one product category from us. We expect fluctuations in our customer and licensee base and the mix of our revenue by customer and licensee to continue as markets and strategies evolve, which could make our revenue less predictable from period-to-period. Our sales are generally made from standard purchase orders and short-term commitments rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time with limited notice or penalty. If we were to lose one or more of our major customers or experience any material reduction in orders from, or a material shift in product mix by, any of these customers, or if we were to lose one or more of our licensees or any of our licensees were to materially reduce their sales of licensed products, our revenue and operating results could suffer.

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

We rely substantially on our ventures and strategic partnerships with Toshiba, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results. Substantially all of our NAND flash memory is supplied by Flash Ventures. In addition, we partner with Toshiba on the development of NAND flash technology and we have entered into strategic partnerships with Toshiba relating to research and development for the next technology transitions of NAND flash and alternative technologies beyond NAND flash technologies. We have also entered into a non-binding memorandum of understanding with Toshiba to jointly invest in a new wafer fabrication facility in Yokkaichi, Japan, the primary purpose of which is to secure space for converting existing 2D NAND capacity to 3D NAND capacity beginning in 2016. These ventures and strategic partnerships are subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending or our future growth opportunities, including, among others:

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

•
we may not always agree with Toshiba on the NAND research and development roadmap, the technology path beyond NAND flash memory, or expansions or conversions of fab capacity; we or Toshiba may have different priorities with respect to investment in Flash Ventures or future technologies, and divergent technology paths and investment priorities may adversely impact our results of operations.

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory or the alternative technologies that we are developing obsolete or less attractive, and we may not have access to those new technologies on a cost‑effective basis, or at all, or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. Due to inherent technology limitations, the bit growth and cost reduction from 2D NAND flash technology transitions is slowing down. We began transitioning to the 15‑nanometer node in the second half of fiscal year 2014 and expect to continue ramping production on this node throughout fiscal year 2015. Beyond the 15‑nanometer node, there is no certainty that further technology scaling can be achieved cost effectively with the 2D NAND flash architecture. In the first quarter of fiscal year 2011, we began investing in our 3D NAND flash architecture and we continue with our 3D NAND development, optimizing for manufacturability, scalability, cost and product specifications, and targeting a broad range of applications. We expect to invest in a 3D NAND pilot line in the second half of fiscal year 2015 and ramp volume production of 3D NAND in fiscal year 2016. We are also investing in 3D ReRAM technology, which we believe may be a viable alternative to NAND flash memory in the future. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time. The success of our overall technology strategy is also dependent in part upon the development by third‑party suppliers of advanced semiconductor materials and process technologies, such as extreme ultraviolet, or EUV. Our technology development of 2D NAND, 3D NAND and 3D ReRAM is done in conjunction with Toshiba, and the success of our development could be influenced by whether we are able to agree with Toshiba on a technology path or the timing and amount of investment. There can be no assurance that we will be successful in developing 3D NAND, 3D ReRAM or other technologies in a timely manner, or at all, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies. Furthermore, we cannot guarantee that 3D NAND, 3D ReRAM or other technologies we develop will match or exceed all of the performance characteristics of 2D NAND flash technology, will be developed at a rate that matches market needs, will result in cost reductions that will enable us to be competitive, or will be well-suited, in a timely manner, or at all, for all of the applications in the end markets that 2D NAND flash memory currently addresses or may address in the future. Additionally, 3D NAND, 3D ReRAM or other technologies may require different capital equipment or manufacturing processes than existing 2D NAND which could impact the cost reduction benefits obtainable through these technologies.

Many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies such as magnetoresistive RAM, or MRAM, ReRAM, Memristor, vertical or stacked NAND, phase-change and charge-trap flash technologies and other technologies. Samsung has introduced products based on its 3D NAND flash technology, known as 3D VNAND, and other companies have announced the expected launch in 2015 of products incorporating 3D NAND technologies. At this time, these technologies are still emerging and it is unclear how they will compare to our 2D NAND or 3D NAND technology and what implications 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. For example, the specifications of competitors’ 3D NAND may make it more competitive in certain products than the 2D NAND currently produced by us. Successful broad-based commercialization of one or more of these technologies could reduce the competitiveness and future revenue and profitability of our current and future generations of 2D NAND flash technology, and it could reduce the competitiveness and future revenue and profitability of the potential alternative 3D NAND or 3D ReRAM technologies that we are developing or even supplant them in their entirety. In addition, we generate license and royalty revenue from NAND flash technology, and if NAND flash technology is replaced by a technology where our IP is less relevant, our license and royalty revenue would decrease. Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally. If our competitors successfully develop new or alternative technologies, and we are unable to scale our technology on an equivalent basis, or if our competitors’ new or alternative technologies satisfy application-specific requirements that our technologies are not able to, we may not be able to compete effectively, and our operating results and financial condition would suffer.

Alternative technologies or storage solutions such as cloud storage, enabled by high bandwidth wireless or internet-based storage, could reduce the need for physical flash storage within electronic devices or reduce the rate by which average capacity increases in such devices, which could materially harm our operating results.

Growth of our NAND flash memory bit supply at a slower rate than the overall industry for an extended period of time would result in lowering our industry market share which could limit our future opportunities or harm our financial results. Our strategy has been to focus on increasing our share of high-value solutions and industry revenue rather than our industry bit share. During 2014 and 2013, our competitors in total grew their NAND flash memory bits faster than us. Successful broad-based commercialization of 3D NAND may accelerate the growth of NAND flash bits more than we anticipate. If our bit growth lags behind our competitors for an extended period of time, it will reduce our captive flash bit market share in the industry. With lower bit market share, we may not be able to sufficiently address all market opportunities. Some of our customers may want to buy multiple types of products or specific quantities of our products and if we limit the growth of our production, we may not be able to meet customer requirements or our competitors may become more preferred suppliers based upon either the breadth of their product offerings or volume of their product supply. In addition to the potential loss of bit market share, our competitors may realize better cost declines than us enabled by improved economies of scale achieved through additional bit growth. If our competitors have lower costs, this could allow our competitors to offer similar products at a lower price than us which could harm our competitiveness and financial results. If we decide to purchase non-captive supply from competitors to provide supply to our customers, there is no guarantee we will be able to secure such supply at a competitive price, or in the right product mix or quality level or in sufficient volume, or at all.

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

The long lead times for some of our purchasing or other arrangements further restrict our ability to respond to variations from our forecasts. Some of our silicon purchasing arrangements provide that the first three months of our rolling six-month projected supply requirements are fixed and we may make only limited percentage changes in the second three months of the period covered by our supply requirement projections. Our products also contain non-silicon components that have long lead-times requiring us to place orders several months in advance of anticipated demand. In addition, purchasing decisions for manufacturing tools in Flash Ventures as well as tools in our captive assembly and test manufacturing facilities near Shanghai, China often need to be made several months in advance in order to ensure that the tools can be integrated into the manufacturing process when increased capacity is needed. These purchasing arrangements increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand.

Our license and royalty revenue may fluctuate or decline significantly in the future due to license agreement renewals, declines in sales of the products or use of technology underlying the license and royalty revenue by our licensees, or if licensees fail to perform on a portion or all of their contractual obligations. If our existing licensees do not renew their licenses upon expiration, renew them on less favorable terms, exercise their option to terminate the license or fail to exercise their option to extend the licenses, or we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed. As our older patents expire, and the coverage of our newer patents may be different, it may be more difficult to negotiate or renew favorable license agreement terms or a license agreement at all. For example, in the first quarter of fiscal year 2010, our license and royalty revenue decreased sequentially, due primarily to a new license agreement with Samsung that was effective in the third quarter of fiscal year 2009, with a term expiring in August 2016, and contains a lower effective royalty rate compared to the previous license agreement. To the extent that we are unable to renew license agreements under similar terms, or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees. Our agreements may require us in certain instances to recognize license revenue related to a particular licensee all in one period instead of over time which could create additional volatility in our licensing revenue. A portion of our license and royalty revenue is based on sales of product categories as well as underlying technology, and fluctuations in the sales of those products or technology adoption rates would also result in fluctuations in the license and royalty revenue due to us under our agreements. If our licensees or we fail to perform on contractual obligations, we may incur costs to enforce or defend the terms of our licenses and there can be no assurance that our enforcement, defense or collection efforts will be effective. If we license new IP from third parties or existing licensees, we may be required to pay license fees, royalty payments or offset existing license revenue. In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

In transitioning to new technologies and products, we may not achieve OEM design wins, our OEM customers may delay transition to new technologies, our competitors may transition more quickly than we do, or we may experience product delays, cost overruns or performance issues that could harm our business. The transition to new generations of products, such as products containing 1Y‑nanometer, 15‑nanometer or subsequent process technologies such as 3D NAND and/or X3 NAND memory architecture, is highly complex and requires new controllers, new test procedures and modifications to numerous aspects of our manufacturing processes, resulting in the need for extensive qualification of the new products by our OEM customers and us. In addition, our competitors may transition to these new technologies more quickly or more effectively than we are able to, which could harm our ability to compete effectively. If we fail to achieve OEM design wins with new technologies such as 1Y‑nanometer, 15‑nanometer or subsequent process technologies or the use of X3 in certain products, if our OEM customers choose to transition to these new technologies more slowly than our roadmap plans, if the demand for the products that we develop is lower than expected, if the supporting technologies to implement these new technologies are not available, or if our competitors transition to these new technologies, including X3, more quickly or more effectively than we are able to, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our OEM market position. Furthermore, there can be no assurance that technology transitions will occur on schedule or at the yields or costs that we anticipate, that the tools and equipment required for the technology transitions will be available on a cost‑effective basis, or at all, or that products based on the new technologies will meet customer specifications. The vast majority of products require controllers or firmware, and any delays in developing or sourcing controllers or firmware, or incompatibility or quality issues relating to the controllers or firmware in our products, could harm our revenue and gross margin, as well as business relationships with our customers. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.

We require an adequate level of product gross margin to continue to invest in our business, and our product gross margin may vary significantly depending on a number of factors. Our ability to generate sufficient product gross margin and profitability to invest in our business is influenced by supply and demand balance in the flash memory industry, the mix of our product sales, our ability to reduce our cost per gigabyte at an equal or higher rate than the price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers and our management of production capacity and technology transitions. Other factors that could result in volatility in our product gross margin include fluctuations in customer mix, as well as variations in the technologies or form factors of our products. For example, we experienced negative product gross margin for fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges, due primarily to lower of cost or market write-downs. If we fail to maintain adequate product gross margin and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities, including funding technology development and capacity expansion. Furthermore, as we diversify the products that we sell, changes in our product mix could result in volatility in our product gross margin, since we have significant variation in our product gross margin across product lines, and some of the products that we sell have product gross margin that is significantly below our overall average.

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

•
failure to transition an acquired business from third‑party sources of NAND flash memory to our captive supply of these materials, not having enough captive NAND flash memory to support the revenue growth of the acquired business or inability to procure sufficient NAND flash memory from third‑party sources in a cost effective manner, or at all, which could harm our ability to achieve the expected benefits from the acquisition;

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

In July 2014, we completed the acquisition of Fusion-io, a developer of flash-based PCIe hardware and software solutions that enhance application performance in enterprise and hyperscale data centers. In addition to the risks described above, failure to leverage or delays in leveraging Fusion-io’s go-to-market capabilities to generate revenues for our products could harm our ability to realize the potential financial or strategic benefits of the acquisition and thereby harm our growth prospects or results of operations. Failure to realize the anticipated benefits from acquisitions could result in the impairment of our acquisition-related intangible assets, which would harm our results of operations. For example, in the third quarter of fiscal year 2013, we recorded impairment charges of $47 million related to amortizable intangible assets and $36 million related to an in-process research and development intangible asset, both from the acquisition of Pliant Technology, Inc., or Pliant. These impairment charges stemmed primarily from our decision to integrate more of the SMART Storage Systems, or SMART Storage, architecture and technology into our future enterprise product roadmap and from the delay of our next-generation SSD platform built on the Pliant technology.

Any disruption or shortage in our supply chain could reduce our revenue, earnings and gross margin. All of our flash memory products require silicon supply for the memory and controller components. Substantially all of our flash memory is currently supplied by Flash Ventures and to a much lesser extent by third‑party silicon suppliers. Any disruption or shortage in supply of flash memory from our captive or non-captive sources, including disruptions due to disasters, unplanned maintenance, work stoppages, supply chain interruptions and other factors, would harm our operating results.

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

Currently, wafers for our internally-designed controllers are manufactured by third‑party foundries. In addition, we purchase controllers from third‑party sources, and some of our products require other components and materials for which we do not have captive supply, such as the DRAM included in some of our SSDs and MCP storage solutions that we supply for use in mobile devices. A disruption in the manufacturing operations of our controller wafer vendors, third‑party controller vendors or suppliers of other components, such as DRAM, could result in delivery delays, harm our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for these components, which could take several quarters to complete.

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

We develop new products, technologies and standards, which may not be widely adopted by consumers or enterprises, or, if adopted, may reduce demand for our older products. We devote significant resources to the development of new products, technologies and standards. New products may require significant upfront investment with no assurance of long-term commercial success or profitability. As we introduce new products, standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all. Failure of consumers or enterprises to adopt our new products, standards or technologies could harm our results of operations as we fail to reap the benefits of our investments. Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products, negatively impact our license and royalty revenue, or increase license and royalty expense. If new standards are broadly accepted and we do not adopt these new standards in our products, our revenue and results of operations may be harmed.

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

•
NAND Manufacturers. We compete with NAND flash memory manufacturers, including Hynix, Intel, Micron, Samsung and Toshiba. These companies compete with us in selling a range of flash-based products and form factors, including embedded, SSDs, removable and other form factors. These competitors are large companies that may have greater and more advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources, better recognized brand names and more diversified and lower cost businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our competitors at a low cost. In addition, many of our competitors have more diversified semiconductor manufacturing capabilities and can internally produce integrated solutions or hybrid products that may include a combination of NAND flash, DRAM, custom ASICs or other integrated products, while our captive manufacturing capability is solely dedicated to NAND flash. These diversified capabilities may also provide these competitors with a competitive advantage not only in product design and manufacturing due to the ability to leverage know-how in DRAM, custom ASICs or other technologies, but also in a greater ability to respond to industry fluctuations due to their ability to convert their DRAM and other semiconductor manufacturing capacity or equipment to NAND flash and vice-versa. Furthermore, some of these competitors manufacture and sell products that are complementary to flash memory products, and may be able to leverage their competencies and customer relationships to gain a competitive advantage. Current and future memory manufacturer competitors could produce alternative flash or other memory technologies that could compete against our NAND flash technology or our alternative technologies, which may reduce demand or accelerate price declines for our products. Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of NAND flash technology in new applications. If our scaling of NAND flash technology slows down relative to our competitors, our business and operating results would be harmed and our investments in captive fabrication facilities could be impaired.

•
Flash Memory Card and USB Drive Manufacturers and Resellers. We compete with manufacturers and resellers of flash memory card and USB drives, which purchase or have a captive supply of flash memory components and assemble memory products. Price fluctuations, the timing of product availability and resources allocated to marketing programs can harm our branded market share and reduce our sales and profits. We also sell flash memory in the form of private label cards, wafers or components to certain OEMs who sell flash products that may ultimately compete with our branded products in the retail or commercial channels. The sales volumes and pricing to these OEMs can be highly variable and these OEMs may be more inclined to switch to an alternative supplier based on short-term price fluctuations or the timing of product availability, which could harm our sales and profits.

•
Client Storage Solution Manufacturers. In the market for client SSDs, we face competition from Intel, Micron, Samsung and Toshiba, all of which are also NAND flash producers, as well as client SSD and hard drive providers such as Kingston, Lite-On, Seagate and WDC. In this market, we compete with these industry players largely on the basis of performance capabilities, quality, price, product reliability and relationships with computer manufacturers. Many of the large NAND flash producers have long established relationships with computer manufacturers, or are computer manufacturers themselves, which gives them a competitive advantage in qualifying and integrating their client storage solutions in this market as well as the ability to leverage competencies that have been developed through these relationships in the past. Hard drive manufacturers such as Seagate and WDC may also have a competitive advantage in their ability to leverage their existing relationships and brand recognition with customers, as well as their ability to leverage existing technology in creating hybrid drive products. Our failure to compete effectively against these industry players could harm our business and results of operations.

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

Our ability to generate revenue or adequate margins for certain products may be limited by our ability to secure, at competitive prices or at all, components or materials required to produce those products. Our products require certain components and materials for which we do not have captive supply. Our ability to generate revenue or adequate margins could be impacted by an inability to source those components or materials in a cost‑effective manner, or at all. For example, some of our SSDs and the MCP storage solutions that we supply for use in mobile devices include both NAND flash memory and DRAM. Since we do not have a captive supply of DRAM, there could be periods in which we are unable to cost‑effectively and timely source DRAM in the quantities that we require, which could result in our competitors with greater access to DRAM becoming preferred suppliers for these solutions, as well as discrete flash solutions. In addition, costs of DRAM have increased in the past and continued increases in the future would harm our gross margin for our products that include DRAM. Furthermore, as our product portfolio has evolved to include an increasing mix of complex products, we have become increasingly reliant on components and materials other than flash memory, and the proportion of our product costs attributable to these materials has increased. If we are unable to source these components or materials cost effectively, or at all, or if we are unable to reduce the cost of these materials and other costs, our revenue and margin may be harmed.

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

We depend on our captive assembly and test manufacturing facilities in China and our business could be harmed if these facilities do not perform as planned. Our reliance on our captive assembly and test manufacturing facilities near Shanghai, China has increased significantly and we now utilize these factories to satisfy a majority of our assembly and test requirements, to produce products with leading-edge technologies such as multi-stack die packages and to provide order fulfillment. In addition, our Shanghai, China facilities are responsible for packaging and shipping our retail products within the U.S., Asia, Europe, Canada and Latin America. Any delays in adding new equipment capacity, interruptions in production or the ability to ship product, or issues with manufacturing yields at our captive facilities could harm our operating results and financial condition. In addition, investment decisions in adding new assembly and test capacity require significant planning and lead-time, and a failure to accurately forecast demand for our products could cause us to over-invest or under-invest in the expansion of captive assembly and test capacity in our facilities, which would lead to excess capacity and under-utilization charges, in the event of over-investment, or insufficient assembly and test capacity resulting in a loss of sales and revenue opportunities, in the event of under-investment. Furthermore, if we were to experience labor unrest, or strikes, or if wages were to significantly increase, our ability to produce and ship products could be impaired and we could experience higher labor costs, which could harm our operating results, financial condition and liquidity.

We rely on our suppliers, some of which are the sole source of supply for our non-memory components, and capacity limitations of these suppliers expose our supply chain to unanticipated disruptions or potential additional costs. We do not have long-term supply commitments from many of our suppliers, certain of which are sole sources of supply for our non-memory components. For example, the controllers for a majority of our SSD revenue are sourced from one third‑party controller vendor. From time-to-time, certain materials may become difficult or more expensive to obtain, including as a result of capacity constraints of these suppliers, which could impact our ability to meet demand and could harm our profitability. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply in a timely manner, on competitive terms, or at all.

We depend on our third‑party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third‑party subcontractors for a portion of our wafer testing, chip assembly, product assembly, product testing and order fulfillment. From time-to-time, our subcontractors have experienced difficulty meeting our requirements. If we are unable to increase the amount of capacity allocated to us from our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products. We do not have long-term contracts with some of our existing subcontractors, nor do we have exclusive relationships with any of our subcontractors and, therefore, cannot guarantee that they will devote sufficient resources or capacity to manufacturing our products. We are not able to directly control product delivery schedules or quality assurance. Furthermore, we manufacture on a turnkey basis with some of our subcontractors. In these arrangements, we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would harm our operating results.

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

Certain of our products contain encryption or security algorithms to protect third‑party content and user-generated data stored on our products. To the extent our products are hacked or the encryption schemes are compromised or breached, this could harm our business by hurting our reputation, requiring us to employ additional resources to fix the errors or defects and expose us to litigation and indemnification claims. This could potentially impact future collaboration with content providers or lead to product returns or claims against us due to actual or perceived vulnerabilities.

We are exposed to foreign currency exchange rate fluctuations that could harm our business, operating results and financial condition. A significant portion of our business is conducted in currencies other than the U.S. dollar, which exposes us to adverse changes in foreign currency exchange rates. A stronger U.S. dollar could increase the real cost of our products to our customers in those markets outside the U.S. where we sell in U.S. dollars, and in those markets where we sell in foreign currencies, a stronger U.S. dollar would result in those sales translating into a lower U.S. dollar amount. A weakened U.S. dollar could increase our costs for foreign currency based operating expenses and product costs. These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.

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

We generally enter into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on certain foreign currency assets, liabilities and net investments. In addition, from time-to-time, we hedge certain anticipated foreign currency cash flows with foreign exchange forward and option contracts, primarily for Japanese yen-denominated inventory purchases. We generally have not hedged our future equity investments, distributions and loans denominated in Japanese yen related to Flash Ventures.

Our decisions and hedging strategy with respect to currency risks may not be successful, which could harm our operating results. In addition, if we do not successfully manage our hedging program in accordance with accounting guidelines, we may be subject to adverse accounting treatment, which could harm our operating results. There can be no assurance that this hedging program will be economically beneficial to us for numerous reasons, including that hedging may reduce volatility, but prevent us from benefiting from a favorable market trend. Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and other restrictions. Operating losses, third‑party downgrades of our credit rating or instability in the worldwide financial markets, including the downgrade of the credit rating of the U.S. government, could impact our ability to effectively manage our foreign currency exchange rate risk, which could harm our business, operating results and financial condition.

Our global operations and operations at Flash Ventures and third‑party subcontractors are subject to risks for which we may not be adequately insured. Our global operations are subject to many risks, including but not limited to errors and omissions, infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, supply chain interruptions, third‑party liabilities, theft and fires or natural disasters. No assurance can be given that we will not incur losses beyond the limits of, or outside the scope of, the coverage of our insurance policies. From time-to-time, various types of insurance have not been available on commercially acceptable terms or, in some cases, at all. There can be no assurance that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially. Due to market availability, pricing or other reasons, we may elect not to purchase insurance coverage or to purchase only limited coverage. We maintain limited insurance coverage and, in some cases, no coverage at all, for natural disasters and environmental damages, as these types of insurance are sometimes not available or available only at a prohibitive cost. For example, our test and assembly facilities in Shanghai, China, on which we significantly rely, may not be adequately insured against all potential losses. Accordingly, we may be subject to uninsured or under-insured losses. We depend upon Toshiba to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures. If Toshiba fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants. In addition, we insure against property loss and business interruption resulting from the risks incurred at our third‑party subcontractors; however, we have limited control as to how those sub-contractors run their operations and manage their risks, and as a result, we may not be adequately insured.

If our security measures or security measures of our suppliers, vendors and partners are breached and unauthorized access to our or their information technology systems is obtained, we may lose proprietary data. Our security measures and the security measures of our suppliers, vendors and partners may be breached and our or their information technology systems accessed as a result of third‑party action, including computer hackers, employee error, malfeasance or otherwise, and result in unauthorized access to our customers’ data or our data, including IP and other confidential business information. Attempts by others to gain unauthorized access to information technology systems are increasingly more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Moreover, because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, we have limited or no control over the implementation of preventative measures of our suppliers, vendors and partners. While we have identified several incidents of unauthorized access, to date none have caused material damage to our business. Security breaches could result in disclosure of our IP, trade secrets or confidential customer, supplier or employee data, which could result in legal liability, harm to our reputation and other harm to our business. We expect to continue to devote additional resources to the security of our information technology systems.

We may need to raise additional financing, which could be difficult to obtain, and which, if not obtained in satisfactory amounts, may prevent us from funding Flash Ventures, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, engaging in acquisitions of or investments in companies, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business. We currently believe that we have sufficient cash resources to fund our operations as well as our anticipated investments in Flash Ventures for at least the next 12 months; however, we may decide to raise additional funds to maintain the strength of our balance sheet or fund our operations through equity, public or private debt, or lease financings. However, we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, our credit rating may be downgraded, and we may not be able to develop or enhance our technology or products, fulfill our obligations to Flash Ventures, increase our wafer supply, take advantage of future opportunities, engage in acquisitions of or investments in companies, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could harm our business.

We may be unable to protect our IP rights, which would harm our business, financial condition and operating results. We rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights. In the past, we have been involved in significant and expensive disputes regarding our IP rights and those of others, including claims that we may be infringing patents, trademarks and other IP rights of third‑parties. We expect that we will be involved in similar disputes in the future.

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

We may be obligated to indemnify our current or former directors or employees, or former directors or employees of companies that we have acquired, in connection with litigation or regulatory investigations. These liabilities could be substantial and may include, among other things, the costs of defending lawsuits against these individuals; the cost of defending stockholder derivative suits; the cost of governmental, law enforcement or regulatory investigations; civil or criminal fines and penalties; legal and other expenses; and expenses associated with the remedial measures, if any, which may be imposed.

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

We may be unable to license, or license at a reasonable cost, IP from third parties as needed, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling products. If we incorporate third‑party technology into our products or if we are found to infringe the IP of others, we could be required to license IP from third‑parties. We may also need to license some of our IP to others in order to enable us to obtain important cross-licenses to third‑party patents. We cannot be certain that licenses will be offered when we need them, that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third parties, we may be required to pay license fees, royalty payments, or offset license revenue. In addition, if we are unable to obtain a license that is necessary to manufacture or sell our products, we could be required to redesign or stop shipping our products to one or more geographic locations, suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third parties. We may not be successful in redesigning our products, or the necessary licenses may not be available under reasonable terms, which would harm our business and financial results.

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

The Flash Ventures’ master equipment lease obligations contain covenants, which if breached, would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, some of the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of December 28, 2014, Flash Ventures was in compliance with all of its master lease covenants.

If our stockholders’ equity were to fall below $1.51 billion, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $551 million based upon the exchange rate at December 28, 2014, covered by our guarantee under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available.

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

Disruptions in global transportation could impair our ability to deliver or receive product on a timely basis, or at all, causing harm to our financial results. Our raw materials, work-in-process and finished products are primarily distributed via air transport. If there are significant disruptions in air transport, we may not be able to deliver our products or receive raw materials. Any natural disaster or other event that affects air transport in Asia could disrupt our ability to receive raw materials in, or ship finished product from, our Shanghai, China facilities or our Asia-based contract manufacturers. As a result, our business and operating results may be harmed.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability. We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. For example, the Internal Revenue Service, or IRS, is currently conducting an examination of our federal income tax returns for fiscal years 2009 through 2011, and we cannot be certain as to when a resolution of this examination will be reached or what the outcome will be. While we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. IRS audits may also impact the timing and/or amount of any refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S.

We may be subject to risks associated with laws, regulations and customer initiatives relating to the environment or other social responsibility issues. Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the responsibility for environmentally safe disposal or recycling. Such laws and regulations have been enacted in several jurisdictions in which we operate, including Japan and certain states within the U.S. In addition, climate change issues, energy usage and emissions controls may result in new environmental legislation and regulations, at the international, federal or state level, that may make it more difficult or expensive for us, our suppliers and our customers to conduct business. Any of these regulations could cause us to incur additional direct costs, as well as increased indirect costs related to our relationships with our customers and suppliers, and otherwise harm our operations and financial condition.

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

New conflict minerals regulations are causing us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products. In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These new rules require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or any adjoining country. These new rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. During the course of our diligence procedures, we could find that the minerals procured by one or more of our suppliers are not “conflict free” or discover violations of other rules, regulations or laws. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Some customers have notified us that they will require that our products be free of conflict minerals, and our revenue and margin may be harmed if we are unable to provide assurances to our customers that our products are “conflict free” or to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be significant costs associated with complying with the ongoing diligence and disclosure requirements, such as costs related to determining the source of certain minerals used in our products and costs of an independent private sector audit, to the extent required, as well as costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

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

We have significant financial obligations related to Flash Ventures, as well as under our 1.5% Convertible Senior Notes due 2017 and our 0.5% Convertible Senior Notes due 2020, which could negatively impact our cash flows and financial position. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of December 28, 2014, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $551 million based on the exchange rate at December 28, 2014. We also have significant commitments for the future fixed costs of Flash Ventures, and we expect to continue to incur significant obligations with respect to, as well as make continued investments in, Flash Ventures. In addition, as of December 28, 2014, the aggregate principal amount outstanding under our 1.5% Convertible Senior Notes due 2017 (the “1.5% Notes due 2017”) and our 0.5% Convertible Senior Notes due 2020 (the “0.5% Notes due 2020,” and together with the 1.5% Notes due 2017, the “Notes”) was $2.5 billion. The Notes may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in our stock price. For example, as of the calendar quarter ended December 31, 2014, the stock price of our common stock had met the thresholds under which the 1.5% Notes due 2017 are convertible at the holders’ option, and as a result, the 1.5% Notes due 2017 were convertible beginning on January 1, 2015 and ending March 31, 2015. Convertibility of the Notes based on the trading price of our common stock is assessed on a calendar-quarter basis. Upon any conversion of the Notes, we will be required to deliver cash up to the principal amount of the Notes that are converted and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock (plus cash in lieu of any fractional shares of common stock), which would result in dilution to our stockholders. In connection with the issuance of the Notes, we sold warrants to acquire shares of our common stock, which, if exercised, will result in dilution to our stockholders. We may not have sufficient funds to make payments related to our Flash Ventures obligations or under the Notes when converted or due. Further, these obligations could negatively impact our cash flows and limit our ability to use our cash flow for our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate purposes.

There can be no assurance that we will continue to declare cash dividends. Our continuation of declaring quarterly dividends is subject to capital availability and periodic determination by our Board of Directors that cash dividends are in the best interest of our stockholders. Future dividends may be affected by, among other factors, our views on potential future capital requirements, acquisition transactions, stock repurchases, changes in tax laws, and changes in our business model. A reduction in our dividend payments or discontinuance of dividend payments could have a negative effect on our stock price, which could have a material adverse impact on investor confidence and employee retention.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Milpitas, California. As of December 28, 2014, we owned five buildings in Milpitas comprising approximately 589,000 square feet. These buildings house our corporate offices, including personnel from engineering, sales, marketing, operations and administration.

We own two testing and assembly buildings comprising approximately 715,000 square feet located on a 50-year land lease in Shanghai, China, of which 42 years remain. We are constructing a testing and assembly building of approximately 387,000 square feet located on a 30-year land lease in Pulau Pinang, Malaysia of which 29 years remain. In addition, we own three buildings in Israel that house administrative offices and research and development facilities. Two buildings comprising approximately 167,000 square feet are located in Kfar Saba, Israel, and are on a 99-year land lease, of which 78 years remain; and one building of approximately 64,000 square feet, located in Tefen, Israel, is on a 50-year land lease, of which 43 years remain.

We also lease offices supporting our sales, operations, administration and design in the U.S., Brazil, China, France, Germany, India, Ireland, Israel, Istanbul, Italy, Japan, Korea, Malaysia, the Netherlands, Poland, Russia, Scotland, Singapore, Spain, Sweden, Taiwan, Turkey, the United Arab Emirates and the United Kingdom.

ITEM 3.	LEGAL PROCEEDINGS

See Note 18, “Litigation,” in the Notes to Consolidated Financial Statements of this Form 10‑K included in Item 8, “Financial Statement and Supplementary Data” of this report.

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

	High	Low
2013
First quarter	$56.49	$42.30
Second quarter	63.73	50.68
Third quarter	63.97	53.09
Fourth quarter	70.93	58.58
2014
First quarter	$82.55	$66.80
Second quarter	104.00	73.11
Third quarter	108.77	90.66
Fourth quarter	106.64	80.26

Holders. As of January 30, 2015, we had approximately 244 stockholders of record.

Dividends. In the third quarter of fiscal year 2013, our Board of Directors declared our first dividend. We paid a total of $235 million and $101 million in cash for dividends during fiscal years 2014 and 2013, respectively.

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act based upon settlement date during the three fiscal months ended December 28, 2014 (in millions, except share and per share amounts).

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

September 29, 2014 to October 26, 2014	1,808,349	$88.51	1,808,349
October 27, 2014 to November 23, 2014	3,346,863	90.54	3,346,863
November 24, 2014 to December 28, 2014	367,174	101.81	367,174
Total	5,522,386		5,522,386	$627

(a)
Our Board of Directors has authorized a stock repurchase program that allows management to repurchase shares of our stock. The stock repurchase program does not obligate us to acquire any specific number of shares of common stock, or any shares at all, and may be suspended at any time at our discretion. The timing and amount of any repurchase of shares is determined by our management, based on its evaluation of market conditions, cash on hand, applicable legal requirements and other factors. Under the stock repurchase program, shares may be repurchased from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. Our Board of Directors authorized in October 2011 and increased in December 2012 a stock repurchase program which was fully expended by the end of the third quarter of fiscal year 2013. On July 31, 2013, we announced that our Board of Directors authorized a new stock repurchase program of $2.5 billion of our common stock, which will remain in effect until the available funds have been expended or the program is terminated by our Board of Directors. As of December 28, 2014, there was $627 million remaining available for stock repurchases under the current program. On January 21, 2015, we announced that our Board of Directors increased the current stock repurchase program by an additional $2.5 billion.

(b)	Does not include amounts paid for commissions.

Stock Performance Graph*

Five-Year Stockholder Return Comparison. The following graph compares the cumulative total stockholder return on our common stock with that of the S&P 500, a broad market index published by S&P, a selected S&P Semiconductor Index and the Philadelphia, or PHLX, Semiconductor Sector Index for the five-year period ended December 28, 2014. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by an individual investor.

The comparison for each of the periods assumes that $100 was invested on January 3, 2010 in our common stock, the S&P 500, the S&P Semiconductor Index and the PHLX Semiconductor Sector Index, and assumes all dividends are reinvested. For each reported year, the reported dates are the last trading dates of our fiscal quarters (which end on the Sunday closest to March 31, June 30 and September 30, respectively) and year (which ends on the Sunday closest to December 31).

$400
$350
$300
$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014
SanDisk Corporation
S&P 500
S&P Semiconductor Index
PHLX Semiconductor Sector Index

	2009	2010	2011	2012	2013	2014
SanDisk Corporation	$100.00	$171.97	$169.72	$147.20	$244.00	$356.35
S&P 500	100.00	112.78	112.78	125.77	165.13	187.32
S&P Semiconductor Index	100.00	108.63	108.52	100.16	133.35	181.34
PHLX Semiconductor Sector Index	100.00	114.42	102.03	104.71	147.25	193.66

*
The material in this section of this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 or subject to Regulation 14A or 14C, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal years ended
	December 28, 2014(1)	December 29, 2013(2)	December 30, 2012(3)	January 1, 2012(4)	January 2, 2011(5)
	(In millions, except per share data)
Revenue	$6,627.7	$6,170.0	$5,052.5	$5,662.1	$4,826.8
Cost of revenue	3,559.9	3,302.5	3,369.3	3,223.0	2,564.7
Gross profit	$3,067.8	$2,867.5	$1,683.2	$2,439.1	$2,262.1

Operating income	$1,557.9	$1,562.2	$696.1	$1,530.1	$1,461.6
Net income attributable to common stockholders	1,007.4	1,042.7	417.4	987.0	1,300.1

Net income attributable to common stockholders per share:
Basic	$4.52	$4.44	$1.72	$4.12	$5.59
Diluted	$4.23	$4.34	$1.70	$4.04	$5.44

Shares used in computing net income attributable to common stockholders per share:
Basic	222.7	234.9	242.1	239.5	232.5
Diluted	238.2	240.2	245.3	244.6	238.9

Cash dividends declared per share	$1.05	$0.45	$—	$—	$—

	As of
	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
	(In millions)
Working capital	$2,009.2	$3,420.1	$2,724.7	$3,262.6	$3,072.6
Total assets	10,290.0	10,488.7	10,339.1	10,174.6	8,776.7
Convertible debt	2,069.3	1,985.4	1,696.6	1,604.9	1,711.0
Total equity	6,526.7	6,965.7	7,259.6	7,060.8	5,779.4
————

(1)
Includes share‑based compensation expense of $155 million, amortization of acquisition-related intangible assets of $127 million, inventory step-up expense of $8 million, amortization of convertible debt bond discount of $86 million, and restructuring and other expense of $33 million.

(2)
Includes share‑based compensation expense of $100 million, amortization of acquisition-related intangible assets of $61 million, impairment of acquisition-related intangible assets of $83 million and amortization of convertible debt bond discount of $68 million.

(3)
Includes share‑based compensation expense of $78 million, amortization of acquisition-related intangible assets of $52 million, impairment of acquisition-related intangible assets of $1 million and amortization of convertible debt bond discount of $90 million.

(4)
Includes share‑based compensation expense of $63 million, amortization of acquisition-related intangible assets of $44 million, amortization of convertible debt bond discount of $91 million, a charge of $25 million related to a power outage and earthquake experienced in Fab 3 and Fab 4, a loss of $11 million related to the early extinguishment of debt and a net gain of $19 million related to the sale of our investment in certain equity securities.

(5)
Includes share‑based compensation expense of $78 million, which includes $17 million due to a non-cash modification of outstanding stock awards pursuant to the retirement of our former Chief Executive Officer, amortization of acquisition-related intangible assets of $14 million, amortization of convertible debt bond discount of $69 million, a charge of $18 million related to a power outage experienced in Fab 3 and Fab 4 and a gain of $13 million related to the sale of the net assets of our mobile phone SIM business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

	Fiscal years ended
	December 28, 2014	% of Revenue	December 29, 2013	% of Revenue	December 30, 2012	% of Revenue
	(In millions, except percentages)
Revenue	$6,627.7	100%	$6,170.0	100%	$5,052.5	100%
Cost of revenue	3,459.0	52%	3,253.0	53%	3,326.7	66%
Amortization of acquisition-related intangible assets	100.9	2%	49.5	1%	42.6	1%
Total cost of revenue	3,559.9	54%	3,302.5	54%	3,369.3	67%
Gross profit	3,067.8	46%	2,867.5	46%	1,683.2	33%
Operating expenses:
Research and development	852.3	13%	742.3	12%	602.7	12%
Sales and marketing	383.3	6%	276.3	5%	224.1	4%
General and administrative	214.9	3%	192.3	3%	150.4	3%
Amortization of acquisition-related intangible assets	26.4	—%	11.2	—%	9.0	—%
Impairment of acquisition-related intangible assets	—	—%	83.2	1%	0.9	—%
Restructuring and other	33.0	—%	—	—%	—	—%
Total operating expenses	1,509.9	22%	1,305.3	21%	987.1	19%
Operating income	1,557.9	24%	1,562.2	25%	696.1	14%
Other income (expense), net	(68.9)	(2%)	(46.1)	—%	(69.2)	(2%)
Income before income taxes	1,489.0	22%	1,516.1	25%	626.9	12%
Provision for income taxes	481.6	7%	473.4	8%	209.5	4%
Net income	$1,007.4	15%	$1,042.7	17%	$417.4	8%

All fiscal years presented included 52 weeks, while fiscal year 2015 will include 53 weeks with 14 weeks in our fourth fiscal quarter.

General

We are a global leader in NAND flash storage solutions. We sell our products globally to commercial and retail customers. We design, develop and manufacture data storage solutions in a variety of form factors using flash memory, controller, firmware and software technologies. Our solutions include SSDs, embedded products, removable cards, USB drives, wireless media drives, digital media players, and wafers and components. Our SSD products are used in both client computing platforms and enterprise data centers and provide high-speed, high-capacity storage solutions that can be used in lieu of hard disk drives. Our embedded flash products are used in mobile phones, tablets, notebooks, computing platforms, imaging devices, and many other products. Our removable cards are used in a wide range of applications such as mobile phones, tablets, digital cameras, gaming devices, PCs, automobiles and many other products.

We have a deep understanding of the technology used in the design, manufacture and operation of NAND flash and have invented many of the key NAND flash technologies and solutions. We strive to continuously reduce the cost of NAND flash in order to continue to grow our markets, supply a diverse set of customers and channels, and enable us to profitably grow our business. A key component of our ability to reduce the cost of NAND flash is our ability to continue to transition our NAND flash manufacturing technology to smaller geometries. We began transitioning to the 15‑nanometer node (also referred to as 1Z‑nanometer), in the second half of fiscal year 2014 and expect to continue ramping production on this node throughout fiscal year 2015. Beyond the 15‑nanometer node, there is no certainty that further technology scaling can be achieved cost‑effectively with the 2D NAND flash architecture. We are investing in our 3D NAND architecture, which we refer to as BiCS, and we expect to invest in a 3D NAND pilot line in the second half of fiscal year 2015 and ramp volume production of 3D NAND in fiscal year 2016. We are also investing in 3D ReRAM technology which we believe may be a future alternative to NAND. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time.

Through our investments in our ventures with Toshiba and our in‑house assembly and test facilities, we have invested heavily in a vertically integrated business model. We purchase substantially all of our NAND flash supply requirements through Flash Ventures, our significant venture relationships with Toshiba, which produce and provide us with leading‑edge, high‑quality, low‑cost NAND flash wafers. While substantially all of our flash memory supply is purchased from Flash Ventures, from time-to-time, we also purchase flash memory from other NAND flash manufacturers. While we do not unilaterally control the operations of Flash Ventures, we believe that our vertically integrated business model helps us to reduce the costs of producing our products, increases our ability to control the quality of our products and speeds delivery to our customers. Our vertically integrated manufacturing operations are concentrated in two locations, with Flash Ventures located in Yokkaichi, Japan, and our in‑house assembly and test operations located in Shanghai, China. We also utilize third‑party contract manufacturers in China, Malaysia, Taiwan and the U.S.

Most of our products are made by combining NAND flash memory with a controller and firmware. We use controllers which we have designed in‑house as well as controllers purchased from third‑parties. Our controllers that are designed in‑house are manufactured at third‑party foundries. The vast majority of our products use firmware that is developed in‑house.

Our revenue is derived from two sales channels, the Retail sales channel and the Commercial sales channel. Retail channel sales are made directly to retail customers and indirectly through distributors to retail customers. Commercial channel sales are made directly and through distributors to OEMs, system integrators and value-added resellers who bundle, embed or integrate our data storage solutions, and directly to enterprise customers. Our Commercial revenue also includes license and royalty revenue related to our IP.

Industry and Company Trends

We operate in an industry characterized by rapid technology transitions and evolving end-user markets for NAND flash. We believe that over the next several years, the largest growth areas for NAND flash will be SSD solutions in the enterprise and hyperscale data center and client computing markets. Within the market for mobile and connected applications, we expect growth in the adoption of smartphones and other mobile devices, as well as increasing storage capacity in these devices, to continue to drive increasing NAND flash storage demand. In addition, we expect to see growth in the usage of NAND flash memory in new applications, such as automobiles and connected homes. We expect the market for NAND flash memory solutions in consumer electronics, such as imaging devices and USB drives, to be approximately constant or declining over the next several years. We continue to focus on adapting our business to the changing end markets for NAND flash and aligning our resources accordingly.

For fiscal year 2015, our expectations include:

•	We expect that industry bit-supply growth for 2015 will be approximately 35% to 40%, similar to the estimated industry supply growth rate in 2014 and 2013.

•
We expect that our captive bit-supply growth for fiscal year 2015 will be near the upper end of the industry supply growth rate of 35% to 40%, compared to our captive bit-supply growth of 20% in fiscal year 2014 and 18% in fiscal year 2013.

•
In 2015, we plan to increase our inventory levels in order to better meet customer service requirements and accommodate variations in forecasted demand from our customers as well as variations in fab output. Including both our captive supply and the non-captive supply we expect to purchase, we expect our 2015 revenue bit growth to be no more than 30%. As we rebuild our inventory levels in fiscal year 2015 and due to the expected loss of a large customer for our client SSDs, we expect our revenue to experience a year-over-year decline in both the first and second quarters and then return to year-over-year growth in the second half of fiscal year 2015.

•
We expect both our blended average selling price per gigabyte and our blended average cost per gigabyte to decline in fiscal year 2015. Our blended average selling price per gigabyte and our blended average cost per gigabyte both declined 22% in fiscal year 2014.

•
We expect our fiscal year 2015 blended average cost reduction per gigabyte to be between 15% and 25%. We expect our cost reduction in fiscal year 2015 to come primarily from the 1Y‑nanometer and 15‑nanometer technology transitions, increased usage of X3 memory, and an expected positive impact from the Japanese yen to U.S. dollar exchange rate for Japanese yen denominated wafer purchases, partially offset by a higher usage of non-captive memory and start-up costs related to our manufacturing facilities.

As part of our efforts to continuously reduce the cost of NAND flash, we are currently focused on transitioning our products to 1Y‑nanometer and 15‑nanometer technologies, with the 15‑nanometer node ramping across fiscal year 2015. Our 1Y‑nanometer and 15‑nanometer nodes have increased manufacturing equipment requirements relative to previous nodes, which reduce the cost reduction benefits obtainable through these technologies compared with previous technology node transitions. We continue to develop our 3D NAND architecture and we expect to invest in a 3D NAND pilot line in the second half of fiscal year 2015 and ramp volume production of 3D NAND in fiscal year 2016. One of our competitors has introduced products based on its 3D NAND technology, and other competitors have announced the expected launch in 2015 of products incorporating 3D NAND technologies. At this time, these technologies are still emerging and it is unclear how these new technologies will compare to our 3D NAND technology and what implications other 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. We believe that continued 2D NAND scaling is the most efficient method of reducing NAND costs in the near term and addressing the broadest range of market opportunities and therefore continue to focus on scaling 2D NAND flash through the 15‑nanometer technology node. We are also investing in 3D ReRAM technology, which we believe may be a viable alternative to NAND flash memory in the future. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time.

Fiscal Year 2014 Acquisition

In July 2014, we completed the acquisition of Fusion‑io, a leading developer of flash-based, Peripheral Component Interconnect Express (“PCIe”) hardware and software solutions that enhance application performance in enterprise and hyperscale data centers. We acquired all of the outstanding shares of Fusion‑io through an all-cash transaction. The total purchase price was $1.07 billion, net of cash acquired. Of the total Fusion‑io purchase price, $382 million was allocated to amortizable intangible assets and $513 million was allocated to goodwill. In addition, $61 million of the Fusion‑io purchase price was allocated to acquired in-process research and development, or IPR&D, which we estimate will be completed by the first quarter of fiscal year 2016 at an estimated cost of $12 million. See Note 17, “Business Acquisitions,” in the Notes to Consolidated Financial Statements of this Form 10‑K included in Item 8, “Financial Statement and Supplementary Data” of this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP.

Use of Estimates. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including, among others, those related to customer programs and incentives, product returns, allowance for doubtful accounts, inventories and inventory valuation, valuation and impairments of marketable securities and investments, valuation and impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructurings, contingencies, share-based compensation, IP claims and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Estimates have historically approximated actual results. However, future results will differ from these estimates under different assumptions and conditions.

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. Sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the revenue and related costs of these transactions are deferred until the distributors or retailers sell the merchandise to their end customer, or the rights of return expire. As of December 28, 2014 and December 29, 2013, deferred income from sales to distributors and retailers were $237 million and $254 million, respectively. Estimated sales returns are recorded as a reduction to revenue and deferred revenue and were not material for any period presented in our Consolidated Financial Statements.

We record estimated reductions to revenue or to deferred revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising, and other volume-based incentives and expected returns. All sales incentive programs are recorded as an offset to revenue or deferred revenue. In calculating the value of sales incentive programs, actual and estimated activity is used based upon reported weekly sell-through data from our customers and historical activity. The resolution of these claims is generally within 12 months and could materially impact revenue or deferred revenue. In addition, actual returns and rebates in any future period could differ from our estimates, which could impact the revenue we report. Our actual returns and rebates have not been materially different from our estimates.

Inventories and Inventory Valuation. Inventories are stated at the lower of cost (first-in, first-out) or market. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. The determination of market value involves numerous judgments including estimating average selling prices based upon recent sales, industry trends, existing customer orders, current contract prices, industry analysis of supply and demand and seasonal factors. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. The valuation of inventory also requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within appropriate time horizons, generally six to 12 months. The estimated future demand is compared to inventory levels to determine the amount, if any, of obsolete and excess inventory. The demand forecast includes our estimates of market growth and our market share, various internal estimates and data from certain external sources, and is based on assumptions that are consistent with the plans and estimates we are using to manage our underlying business and short-term manufacturing plans. To the extent our demand forecast for specific products is less than the combination of our product on-hand and our noncancelable orders from suppliers, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

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

We perform our annual impairment analysis of goodwill and indefinite-lived intangible assets (such as IPR&D) on the first day of the fourth quarter of each fiscal year, or more often if there are indicators of impairment. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. As of December 28, 2014, we had one reporting unit. We may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount and whether the two-step impairment test on goodwill is required. If, based upon qualitative factors, it is “more likely than not” that the fair value of a reporting unit is greater than its carrying amount, we will not be required to proceed to a two-step impairment test on goodwill. However, we also have the option to proceed directly to a two-step impairment test on goodwill. In the first step, or Step 1, of the two-step impairment test, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets exceeds the fair value, then we must perform the second step, or Step 2, of the two-step impairment test in order to determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, taking into account an appropriate control premium. The determination of a control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. When we are required to perform a Step 2 analysis, determining the fair value of our net assets and our off-balance sheet intangibles used in Step 2 requires us to make judgments and involves the use of significant estimates and assumptions. For both goodwill and indefinite-lived intangible assets, we have the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the goodwill or an indefinite-lived intangible asset is impaired and determine whether further action is needed.

Fair Value of Investments in Debt Instruments. There are three levels of inputs that may be used to measure fair value (see Note 3, “Investments and Fair Value Measurements” in the Notes to Consolidated Financial Statements included in Item 8 of this report). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. Level 1 securities represent quoted prices in active markets, and therefore do not require significant management judgment. Our Level 2 securities are primarily valued using quoted market prices for similar instruments and non-binding market prices that are corroborated by observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities. The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, compared to multiple independent valuation sources and could be adjusted based on market indices or other information. In the current market environment, the assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe estimates and assumptions materially impacted our valuation of our cash equivalents and short and long-term marketable securities. We currently do not have any investments that use Level 3 inputs.

Results of Operations

Revenue by Channel.

	FY 2014		FY 2013		FY 2012
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
	(In millions, except percentages)
Commercial	$4,454.9	67%	$3,907.3	63%	$3,205.5	63%
Retail	2,172.8	33%	2,262.7	37%	1,847.0	37%
Total revenue	$6,627.7	100%	$6,170.0	100%	$5,052.5	100%

The 7% increase in our fiscal year 2014 revenue, compared to fiscal year 2013, reflected a 36% increase in the number of gigabytes sold, partially offset by a 22% decline in the blended average selling price per gigabyte.

•
The increase in our Commercial revenue for fiscal year 2014, compared to fiscal year 2013, is primarily related to higher sales of client and enterprise SSDs, partially offset by a decline in sales of embedded products.

•
The decrease in our Retail revenue for fiscal year 2014, compared to fiscal year 2013, was primarily driven by lower sales of imaging cards and USB drives, partially offset by increased sales of cards for mobile devices.

The increase in our fiscal year 2013 revenue, compared to fiscal year 2012, reflected a 22% increase in the number of gigabytes sold with no change in the average selling price per gigabyte. The increase in Commercial revenue was primarily related to increased sales of client and enterprise SSD products and embedded memory products for mobile devices, partially offset by decreased sales of cards for mobile devices due to continued OEM debundling and our allocation of less supply to private label channels. The increase in Retail revenue was primarily related to increased sales of cards for mobile devices, USB drives and SSDs. While sales of cards for mobile devices through the Commercial channel were down on a year-over-year basis, increased sales in after-market retail mobile cards partially offset the Commercial channel declines.

Revenue by Category.

	% of Revenue
	FY 2014	FY 2013	FY 2012
Removable	38%	43%	53%
SSD solutions	29%	19%	9%
Embedded	22%	27%	24%
Other (1)	11%	11%	14%
Total revenue	100%	100%	100%

(1)	Other revenue includes license and royalty, wafers and components, and accessories.

The changes in our revenue by category for fiscal year 2014, compared to fiscal year 2013, were due primarily to the following:

•	Removable revenue for fiscal year 2014 comprised 38% of our revenue mix and revenue was lower by 5% year-over-year, due primarily to lower sales of imaging cards, USB drives and gaming cards.

•
SSD solutions achieved 29% of our revenue mix for fiscal year 2014, with a 61% year-over-year revenue growth rate. We experienced rapid growth in sales of both client SSD solutions and enterprise SSD solutions, with growth in enterprise SSD solutions partially benefiting from our acquisition of SMART Storage in August 2013 and our acquisition of Fusion-io in July 2014. We expect our client SSD solutions revenue to decline in fiscal year 2015, compared to fiscal year 2014, due to a large customer moving away from our client SSD solutions, starting in the first quarter of fiscal year 2015.

•	Embedded revenue for fiscal year 2014 comprised 22% of our revenue mix and was lower by 11% year-over-year, due primarily to lower sales of custom embedded solutions.

Removable revenue for fiscal year 2013 comprised 43% of our revenue mix and was stable, compared to fiscal year 2012. SSD solutions achieved 19% of our revenue mix for fiscal year 2013 with a 170% year-over-year revenue growth as SSD solutions were the fastest growing revenue category. Embedded revenue for fiscal year 2013 comprised 27% of our revenue mix with a 37% increase year-over-year revenue growth related to higher sales of embedded memory for mobile devices.

Revenue by Geography.

	FY 2014		FY 2013		FY 2012
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
	(In millions, except percentages)
United States	$1,136.3	17%	$877.8	14%	$714.3	14%
Asia-Pacific	4,355.3	66%	4,209.8	68%	3,467.7	69%
Europe, Middle East and Africa	814.8	12%	780.1	13%	642.5	13%
Other foreign countries	321.3	5%	302.3	5%	228.0	4%
Total revenue	$6,627.7	100%	$6,170.0	100%	$5,052.5	100%

The changes in our revenue by geography for fiscal year 2014, compared to fiscal year 2013, were due primarily to the following:

•
Revenue in the U.S. increased in fiscal year 2014, compared to fiscal year 2013, due primarily to increased sales of client and enterprise SSD products and cards for mobile devices, partially offset by lower sales of imaging cards and USB drives.

•
Revenue in Asia-Pacific increased in fiscal year 2014, compared to fiscal year 2013, due primarily to increased sales of client and enterprise SSD products, wafer and components, and cards for mobile devices, partially offset by lower sales of embedded products, gaming cards and imaging cards.

•
Revenue in the Europe, Middle East and Africa, or EMEA, increased in fiscal year 2014, compared to fiscal year 2013, due primarily to increased sales of client and enterprise SSD products, partially offset by lower sales of imaging cards and USB drives.

•
Revenue in other foreign countries decreased in fiscal year 2014, compared to fiscal year 2013, due primarily to lower sales of imaging cards and cards for mobile devices, partially offset by higher sales of embedded products.

Revenue in the U.S. increased in fiscal year 2013, compared to fiscal year 2012, due primarily to increased sales of client and enterprise SSD products, retail cards for mobile devices and USB drives. Revenue in Asia-Pacific increased in fiscal year 2013, compared to fiscal year 2012, due primarily to increased sales of client and enterprise SSD products and embedded products for mobile devices, partially offset by lower OEM sales of cards for mobile and gaming devices, and lower sales of wafers and components. Revenue in EMEA increased in fiscal year 2013, compared to fiscal year 2012, due primarily to increased sales of client and enterprise SSD products, retail cards for mobile devices and USB drives. Revenue in other foreign countries increased in fiscal year 2013, compared to fiscal year 2012, due primarily to higher sales of USB drives and cards for mobile devices.

Our revenue is designated based on the geographic location where the product is delivered, or in the case of license and royalty revenue, the location of the headquarters of the licensee, and therefore may not be indicative of the actual demand in those regions.

Gross Profit and Margin.

	FY 2014	Percent Change	FY 2013	Percent Change	FY 2012
	(In millions, except percentages)
Gross profit	$3,067.8	7%	$2,867.5	70%	$1,683.2
Gross margin	46.3%		46.5%		33.3%

Gross margin was approximately the same in fiscal year 2014, compared to fiscal year 2013, as our blended average selling price per gigabyte and our blended average cost per gigabyte both declined by 22%. Gross margin in fiscal year 2014 was negatively impacted by a decreased mix of removable product revenue, an increased mix of client SSD revenue, increased amortization of acquisition-related intangible assets and increased share‑based compensation. Gross margin in fiscal year 2014 was positively impacted by an increased mix of enterprise SSD revenue, a decreased mix of embedded revenue and a weaker Japanese yen relative to the U.S. dollar.

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

Research and Development.

	FY 2014	Percent Change	FY 2013	Percent Change	FY 2012
	(In millions, except percentages)
Research and development	$852.3	15%	$742.3	23%	$602.7
% of revenue	13%		12%		12%

The increase in our research and development expense for fiscal year 2014, compared to fiscal year 2013, was due primarily to higher employee-related costs of $73 million, higher facility costs of $20 million, an increase in third‑party services of $12 million and an increase in higher equipment depreciation of $9 million, partially offset by lower third‑party license costs of $10 million. The higher employee-related costs were due primarily to an increase in salary and benefits of $69 million and share-based compensation of $23 million, due primarily to increased headcount, which was in part related to our acquisition of Fusion-io, partially offset by lower incentive compensation of $19 million.

The increase in our research and development expense for fiscal year 2013, compared to fiscal year 2012, was due primarily to higher employee-related costs of $119 million, which included an increase in incentive compensation of $59 million due to improved financial and operational performance, and increases in salary and benefits of $49 million and share-based compensation of $11 million due to increased head count. In addition, fiscal year 2013 expenses included an increase of $25 million for technology acquisition, prototype expenditures and non-recurring engineering costs.

Sales and Marketing.

	FY 2014	Percent Change	FY 2013	Percent Change	FY 2012
	(In millions, except percentages)
Sales and marketing	$383.3	39%	$276.3	23%	$224.1
% of revenue	6%		5%		4%

The increase in our sales and marketing expense for fiscal year 2014, compared to fiscal year 2013, was due primarily to higher employee-related costs of $77 million, higher advertising, branding and merchandising of $19 million, increased facility costs of $6 million, and an increase in outside services of $4 million. The higher employee-related costs were due primarily to an increase in salary and benefits of $65 million and share-based compensation of $17 million, due primarily to increased headcount, which was in part related to our acquisition of Fusion-io, partially offset by lower incentive compensation of $5 million.

The increase in our sales and marketing expense for fiscal year 2013, compared to fiscal year 2012, was due primarily to higher employee-related costs of $47 million, which included an increase in incentive compensation of $22 million, an increase in salary and benefits of $20 million and an increase in share-based compensation of $5 million. The increase in incentive compensation expense was due to improved financial and operational performance and the increase in salary and benefit costs was due primarily to increased headcount. In addition, branding, merchandising and other expenses increased by $5 million.

General and Administrative.

	FY 2014	Percent Change	FY 2013	Percent Change	FY 2012
	(In millions, except percentages)
General and administrative	$214.9	12%	$192.3	28%	$150.4
% of revenue	3%		3%		3%

The increase in our general and administrative expense for fiscal year 2014, compared to fiscal year 2013, was due primarily to an increase in employee-related costs of $20 million and higher legal costs of $12 million, partially offset by lower outside service expense of $3 million and lower other costs of $4 million. The higher employee-related costs were due primarily to an increase in salary and benefits of $14 million and share-based compensation of $10 million, due primarily to increased headcount, which was in part related to our acquisition of Fusion-io, partially offset by lower incentive compensation of $4 million.

The increase in our general and administrative expense for fiscal year 2013, compared to fiscal year 2012, was due primarily to higher employee-related costs of $20 million, which included increases in incentive compensation expense of $14 million due to improved financial and operational performance, and salary and benefits of $6 million, higher charitable expense of $10 million and outside service expenses of $5 million. Expenses in fiscal year 2012 were reduced by insurance recoveries of $5 million that did not recur in fiscal year 2013.

Amortization of Acquisition-related Intangible Assets.

	FY 2014	Percent Change	FY 2013	Percent Change	FY 2012
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$26.4	136%	$11.2	24%	$9.0
% of revenue	—%		—%		—%

Amortization of acquisition-related intangible assets in fiscal year 2014, compared to fiscal year 2013, was higher due to a full year of amortization of intangible assets from our acquisition of SMART Storage, which was completed in the third quarter of fiscal year 2013, and from our Fusion‑io acquisition which was completed in the third quarter of fiscal year 2014.

Amortization of acquisition-related intangible assets in fiscal year  2013, compared to fiscal year 2012, reflected higher amortization of intangible assets from our SMART Storage acquisition which was completed in the third quarter of fiscal year 2013, partially offset by lower amortization of intangible assets from our Pliant acquisition, which were impaired in fiscal year 2013.

Impairment and Write-off of Acquisition-related Intangible Assets.

	FY 2014	Percent Change	FY 2013	Percent Change	FY 2012
	(In millions, except percentages)
Impairment and write-off of acquisition-related intangible assets	$—	**	$83.2	**	$0.9
Percent of revenues	—%		1%		—%

**	Amount not meaningful

In fiscal year 2013, we impaired and wrote off $83 million of IPR&D and amortizable intangible assets related to our Pliant acquisition.

Restructuring and Other.

	FY 2014	Percent Change	FY 2013	Percent Change	FY 2012
	(In millions, except percentages)
Restructuring and other	$33.0	**	$—	**	$—
Percent of revenues	—%		—%		—%

**	Amount not meaningful

During fiscal year 2014, we implemented a restructuring plan, which primarily consisted of reductions in workforce in certain functions of the organization worldwide because of redundant activities due to the Fusion‑io acquisition, as well as realignment of certain projects. The restructuring plan included severance and benefits related to involuntary terminations of personnel in manufacturing operations, research and development, sales and marketing, and general and administrative functions of the organization, primarily in the U.S. and certain foreign countries. In addition, we recorded other expense related to the acquisition of Fusion‑io, which primarily consisted of legal, banker, accounting and tax fees, certain employee change of control charges and employee retention bonus payments, and litigation and integration expenses. See Note 11, “Restructuring and Other,” in the Notes to Consolidated Financial Statements of this Form 10‑K included in Item 8, “Financial Statement and Supplementary Data” of this report.

Other Income (Expense), net.

	FY 2014	Percent Change	FY 2013	Percent Change	FY 2012
	(In millions, except percentages)
Interest income	$51.8	6%	$48.8	(17%)	$59.0
Interest expense	(113.1)	24%	(91.5)	(24%)	(119.7)
Other income (expense), net	(7.6)	**	(3.4)	**	(8.5)
Total other income (expense), net	$(68.9)	**	$(46.1)	**	$(69.2)

**	Amount not meaningful

“Total other income (expense), net” for fiscal year 2014 reflected a higher net expense, compared to fiscal year 2013, due primarily to higher interest expense as a result of higher average convertible debt balances, partially offset by increased interest income due primarily to realized gains on sales of marketable securities. “Other income (expense), net” was a higher expense in fiscal year 2014, compared to fiscal year 2013, due to an impairment charge on a loan provided to io‑Control, a product line of Fusion‑io which we divested in the fourth quarter of fiscal year 2014.

“Total other income (expense), net” for the fiscal year 2013 reflected a lower net expense, compared to fiscal year 2012, due primarily to lower interest expense as a result of lower average convertible debt balances, lower interest income due to lower average interest income yield on our cash and investments, a non-recurring charge incurred by Flash Ventures of $9 million and losses on non-designated foreign exchange contracts included in other income (expense) in fiscal year 2012 that did not recur in fiscal year 2013.

Provision for Income Taxes.

	FY 2014	Percent Change	FY 2013	Percent Change	FY 2012
	(In millions, except percentages)
Provision for income taxes	$481.6	2%	$473.4	126%	$209.5
Effective tax rate	32.3%		31.2%		33.4%

Our fiscal year 2014, 2013 and 2012 provisions for income taxes differ from the U.S. statutory tax rate due primarily to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation, tax audit settlements and tax-exempt interest income. In addition, fiscal year 2014 included the 2014 federal R&D credit, while fiscal year 2013 included both the 2013 federal R&D credit and retroactive inclusion of the 2012 federal R&D credit.  Earnings and taxes resulting from foreign operations are largely attributable to our Chinese, Irish, Israeli and Japanese entities. Earnings in these countries where tax rates are lower than the U.S. notional rate contributed to majority of the difference between the rate of our tax provision and the U.S. statutory tax rate.

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In August 2014, we received and signed the closing agreement from the IRS relating to our federal income tax returns for the fiscal years 2005 through 2008. In fiscal year 2014, we recorded a benefit of $25 million as a result of several audit settlements.

The IRS is currently conducting an examination of our federal income tax returns for fiscal years 2009 through 2011. Though we can reasonably expect the current cycle to be resolved within the next 12 months, the timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. In addition, we are currently under audit by various state and international tax authorities. While we believe that we have an adequate provision for the years under audit, there is still a possibility that an adverse outcome from these matters could have a material effect on our financial position, results of operations or liquidity.

The Tax Increase Prevention Act of 2014 enacted on December 19, 2014 extended the federal R&D tax credit and exemption of certain intercompany transactions from federal taxation through December 31, 2014. As a result, our income tax provision for fiscal year 2014 includes a tax benefit that reduced our effective annual fiscal year 2014 tax rate. The financial statement benefit related to the 2014 federal R&D tax credit was $19 million.

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Fiscal years ended
	FY 2014	FY 2013	FY 2012
	(In millions except per share amounts)
Net income	$1,007.4	$1,042.7	$417.4
Share-based compensation	155.4	99.8	78.4
Amortization of acquisition-related intangible assets	127.4	60.7	51.5
Inventory step-up expense	7.8	—	—
Impairment of acquisition-related intangible assets	—	83.2	0.9
Convertible debt interest	85.7	67.6	90.0
Income tax adjustments	(95.5)	(87.0)	(55.8)
Non-GAAP net income	$1,288.2	$1,267.0	$582.4

Diluted net income per share	$4.23	$4.34	$1.70
Share-based compensation	0.73	0.42	0.32
Amortization of acquisition-related intangible assets	0.59	0.26	0.21
Inventory step-up expense	0.09	—	—
Impairment of acquisition-related intangible assets	—	0.35	—
Convertible debt interest	0.40	0.29	0.37
Income tax adjustments	(0.44)	(0.35)	(0.22)
Non-GAAP diluted net income per share	$5.60	$5.31	$2.38

Reconciliation of Diluted Shares.

	FY 2014	FY 2013	FY 2012
	(In millions)
GAAP diluted shares	238.2	240.2	245.3
Adjustment for share-based compensation	0.3	0.3	(0.1)
Offsetting shares from call options	(8.3)	(2.1)	—
Non-GAAP diluted shares	230.2	238.4	245.2

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

•
Convertible Debt Interest. We incur non-cash economic interest expense relating to the implied value of the equity conversion component of our convertible debt. The value of the equity conversion component is treated as a debt discount and amortized to interest expense over the life of the notes using the effective interest rate method. We also incur interest expense equal to the change in fair value of the liability component of the convertible debt when we repurchase or a noteholder converts a portion of the convertible debt. We exclude these non-cash interest expenses that do not represent cash interest payments made to our note holders.

•
Income Tax Adjustments. This amount is used to present each of the amounts described above on an after-tax basis, considering jurisdictional tax rates, consistent with the presentation of non-GAAP net income.

•
Diluted Share Adjustments. As share‑based compensation is excluded from our presentation of non-GAAP net income, the impact of share‑based compensation on diluted share calculations is also excluded from non-GAAP diluted shares. Concurrent with the issuance of our convertible debt, we entered into convertible bond hedge transactions in which counterparties agreed to sell us a number of shares of our common stock which will be equal to the number of shares issuable upon conversion of the convertible debt. As a result, our convertible bond hedges, if exercised, will deliver shares to offset the issuance of dilutive shares from our convertible debt. Because the bond hedges will ultimately offset the shares issued at maturity of our convertible debt, we include the impact of the bond hedges in our non-GAAP dilutive shares in any period where the associated convertible debt is dilutive. The impact of the convertible bond hedges is excluded from GAAP dilutive shares.

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

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	FY 2014	FY 2013	FY 2012
	(In millions)
Net cash provided by operating activities	$1,698.4	$1,863.7	$529.9
Net cash used in investing activities	(514.7)	(922.9)	(574.4)
Net cash used in financing activities	(1,352.8)	(956.4)	(125.1)
Effect of changes in foreign currency exchange rates on cash	(8.1)	6.4	(2.4)
Net decrease in cash and cash equivalents	$(177.2)	$(9.2)	$(172.0)

Operating Activities. Cash provided by operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities. The decrease in cash provided by operations in fiscal year 2014, compared to fiscal year 2013, resulted primarily from less cash provided by changes in operating assets and liabilities and lower net income, partially offset by higher non-cash adjustments to operating activities:

•
cash flow from accounts receivable was a higher use of cash compared with the prior year, due primarily to higher sales in fiscal year 2014 and longer average payment terms based upon our customer mix. There are no specific credit risks as a result of higher accounts receivable, net balances at the end of fiscal year 2014;

•	cash flow from inventory was a higher source of cash compared with the prior year, due primarily to a reduction in inventory levels;

•
cash flow from other assets was a lower source of cash compared with the prior year due primarily to collection of a federal tax receivable in the prior year and by the timing of prepaid and other receivable activities;

•
cash flow from accounts payable trade was a higher source of cash compared with the prior year due primarily to the timing of payments to vendors and higher expenses in fiscal year 2014, compared to fiscal year 2013;

•	cash flow from accounts payable from related parties was a lower use of cash compared with the prior year due primarily to the timing of payments to Flash Ventures; and

•
cash flow from other liabilities was a use of cash compared to cash provided by other liabilities in the prior year, due primarily to the amount and timing of incentive compensation payments and tax payments.

The increase in cash provided by operations in fiscal year 2013, compared to fiscal year 2012, resulted primarily from higher net income. Cash flow from accounts receivable was a lower usage of cash compared with the prior year due to collections of outstanding receivables, partially offset by higher sales in the current year compared to the prior year. Cash flow from inventory increased compared to the prior year due primarily to utilization of fiscal year 2012 inventory balances in fiscal year 2013. Cash flow from other assets increased compared to the prior year due primarily to utilization of income tax receivables. Cash flow related to accounts payable increased due primarily to the timing of payments to vendors. Cash flow related to accounts payable to related parties was a higher usage of cash due primarily to the timing of payments to Flash Ventures as compared to the prior year. Cash flow from other liabilities was a source of cash compared to a usage of cash in the prior year due primarily to higher accrued incentive compensation and higher tax liabilities in fiscal year 2013, both as a result of higher fiscal year 2013 profitability, as well as higher other accrued liabilities in fiscal year 2013.

Investing Activities. Net cash used in investing activities for fiscal year 2014 was primarily related to the acquisition of Fusion‑io, net of cash acquired of $1.06 billion and purchases of property and equipment of $233 million, partially offset by net proceeds from sales and maturities of short and long-term marketable securities of $781 million and net proceeds from Flash Ventures of $26 million.

Net cash used in investing activities for fiscal year 2013 was primarily related to acquisition of property and equipment of $213 million, net purchases of short and long-term marketable securities of $472 million and the acquisition of SMART Storage, net of cash acquired of $304 million, partially offset by net proceeds from Flash Ventures of $75 million.

Financing Activities. Net cash used in financing activities for fiscal year 2014 was primarily related to share repurchases of $1.30 billion and dividends paid of $235 million, partially offset by cash received from employee stock programs of $181 million.

Net cash used in financing activities for fiscal year 2013 was primarily related to share repurchases of $1.59 billion, repayment of our 1% Convertible Senior Notes due 2013 of $928 million, and dividends paid of $101 million, offset by net cash received of $1.48 billion from the issuance of our 0.5% Notes due 2020, and related transactions including the purchase of a convertible bond hedge for $332 million and proceeds from the sale of warrants of $218 million.

Liquid Assets. As of December 28, 2014, we had cash, cash equivalents and short-term marketable securities of $2.26 billion. We had $2.76 billion of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining maturity of each marketable security being greater than one year.

Short-Term Liquidity. As of December 28, 2014, our working capital balance was $2.01 billion. During fiscal year 2015, we expect our total capital investment to be approximately $1.40 billion, including our net capital investments in Flash Ventures and our investment in non-fab property and equipment. We expect these fiscal year 2015 investments to be funded by cash of approximately $300 million to $400 million and by Flash Ventures’ working capital and equipment leases of approximately $1.0 billion to $1.1 billion. For the fiscal year ended December 28, 2014, total capital investments were $1.15 billion, of which $207 million was funded by our cash and the remainder was funded by Flash Ventures’ working capital and equipment leases.

The conversion provision of the 1.5% Notes due 2017 allows the holders the option to convert their notes during a calendar quarter if our stock price exceeds 130% of the conversion price of the 1.5% Notes due 2017 for at least 20 trading days during the last 30 consecutive trading days of the previous calendar quarter. As of the calendar quarter ended December 31, 2014, the 1.5% Notes due 2017 were convertible at the holders’ option beginning on January 1, 2015 and ending March 31, 2015. Accordingly, the carrying value of the 1.5% Notes due 2017 was classified as a current liability as of December 28, 2014 and the difference between the principal amount payable in cash upon conversion and the carrying value of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on our Consolidated Balance Sheet as of December 28, 2014, and will remain so while the notes are convertible. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Consequently, the 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met in future quarters. Upon conversion of any of the 1.5% Notes due 2017, we will deliver cash up to the principal amount of the 1.5% Notes due 2017 and shares of our common stock (plus cash in lieu of any fractional shares of common stock), with respect to any conversion value greater than the principal amount of the 1.5% Notes due 2017. Based on the last closing price of the quarter ended December 28, 2014 of $101.31 for our common stock, if all of the 1.5% Notes due 2017 then outstanding were converted, 9.6 million shares would be distributed to the holders. During the fiscal year ended December 28, 2014, $3 million aggregate principal amount of the 1.5% Notes due 2017 (“Converted Notes”) was converted at the holders’ option. Upon conversion of the Converted Notes, we delivered cash of $3 million and 26,626 shares of our common stock with respect to any conversion value greater than the principal amount of the Converted Notes. Through December 28, 2014, we had received 26,622 shares of our common stock from the exercise of a portion of the convertible note hedges related to the conversion of $3 million aggregate principal amount of the 1.5% Notes due 2017. As of January 30, 2015, we had received additional conversion notices for a total of $46 thousand aggregate principal amount of the 1.5% Notes due 2017, for which conversion is expected to be completed in the first quarter of fiscal year 2015.

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

On January 21, 2015, our Board of Directors declared a dividend of $0.30 per share for holders of record as of March 2, 2015. We expect to pay approximately $66 million to these holders of record on March 23, 2015. We expect to continue to pay quarterly dividends subject to declaration by our Board of Directors.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures’ master lease agreements. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain stockholder equity of at least $1.51 billion. As of December 28, 2014, Flash Ventures was in compliance with all of its master lease covenants, including the stockholder equity covenant of $1.51 billion with our stockholders’ equity at $6.53 billion as of December 28, 2014. If our stockholders’ equity falls below $1.51 billion or other events of default occur, Flash Ventures would become non-compliant with certain covenants under certain master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements, which as of December 28, 2014 were approximately $551 million based upon the exchange rate at December 28, 2014.

As of December 28, 2014, the amount of cash and cash equivalents and short and long-term marketable securities held by non-U.S. subsidiaries was $899 million. Of the $899 million held by our non-U.S. subsidiaries, approximately $773 million was available for use in the U.S. without incurring additional income taxes in excess of the tax amounts already accrued in our Consolidated Financial Statements as of December 28, 2014. The remaining amount of non-U.S. cash and cash equivalents and short and long-term marketable securities has been indefinitely reinvested.

As of December 28, 2014, we had not made a provision for U.S. income taxes or foreign withholding taxes on $969 million of undistributed earnings of foreign subsidiaries as we intend to indefinitely reinvest these earnings outside the U.S. to fund our international capital expenditures and operating requirements. We determined that it is not practicable to calculate the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by any available foreign tax credits.

Of the aggregate $3.75 billion authorized for share repurchases by our Board of Directors since the fourth quarter of fiscal year 2011 through December 28, 2014, approximately $627 million remained available for share repurchases as of December 28, 2014. In January 2015, our Board of Directors increased the existing stock repurchase program by an additional $2.5 billion for share repurchases. Since the fourth quarter of fiscal year 2011 through December 28, 2014, we have spent an aggregate $3.12 billion to repurchase 45.3 million shares. Included in the aggregate repurchase activity are 14 million shares that were repurchased for an aggregate amount of $1.3 billion during the fiscal year ended December 28, 2014. In addition to repurchases under our repurchase program, during the fiscal year ended December 28, 2014, we spent $41 million to settle employee tax withholding obligations due upon the vesting of restricted stock units and withheld an equivalent value of shares from the shares provided to the employees upon vesting.

We are committed to purchase land and a building shell in Bangalore, India, if the seller is able to obtain necessary third‑party and government approvals by June 1, 2015.  Our purchase obligation was approximately $25 million based upon the exchange rate at December 28, 2014.  We are currently making building improvements on the facility and have received a bank guarantee of up to approximately $17 million, based upon the exchange rate at December 28, 2014, from the seller to refund our building improvement expenditures if the purchase obligation expires unexercised.

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

Financing Arrangements. As of December 28, 2014, we had $997 million aggregate principal amount of our 1.5% Notes due 2017 and $1.50 billion aggregate principal amount of our 0.5% Notes due 2020 outstanding. See Note 7, “Financing Arrangements,” in the Notes to Consolidated Financial Statements of this Form 10‑K included in Item 8, “Financial Statement and Supplementary Data” of this report.

1.5% Notes due 2017. Concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties initially agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends paid through December 28, 2014, the counterparties have agreed to sell to us up to approximately 19.4 million shares of our common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $51.36 per share as of December 28, 2014. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. In connection with the conversions of $3 million aggregate principal amount of the 1.5% Notes due 2017 as described in “Short-Term Liquidity” above, we received 26,622 shares of our common stock from the exercise of a portion of the convertible note hedges related to the conversion of $3 million aggregate principal amount of the 1.5% Notes due 2017.

In addition, concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire up to approximately 19.1 million shares of our common stock at an exercise price of $73.3250 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends paid through December 28, 2014, holders of the warrants may acquire up to approximately 19.5 million shares of our common stock at a strike price of $71.9005 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of December 28, 2014, the warrants had not been exercised and remain outstanding.

0.5% Notes due 2020. Concurrent with the issuance of the 0.5% Notes due 2020, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 16.3 million shares of our common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends in excess of $0.225 per share paid through December 28, 2014, the counterparties have agreed to sell to us up to approximately 16.3 million shares of our common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.04 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day that none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. As of December 28, 2014, we had not purchased any shares under this convertible bond hedge agreement.

In addition, concurrent with the issuance of the 0.5% Notes due 2020, we sold warrants to acquire up to approximately 16.3 million shares of our common stock at an exercise price of $122.9220 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends in excess of $0.225 per share paid through December 28, 2014, holders of the warrants may acquire up to approximately 16.3 million shares of our common stock at a strike price of $122.7218 per share. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021, and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of December 28, 2014, the warrants had not been exercised and remain outstanding.

Ventures with Toshiba. We are a 49.9% owner of each entity within Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures. This equipment is funded or will be funded by investments in, or loans to, Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third‑party banks and guaranteed by us and Toshiba. The entities within Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply or pay for 50% of the fixed costs of Flash Ventures. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the semiconductor wafers. We are also committed to fund 49.9% to 50% of other Flash Ventures’ costs to the extent that Flash Ventures’ revenue from wafer sales to us and Toshiba are insufficient to cover these costs. See Note 14, “Commitments, Contingencies and Guarantees” and Note 15, “Related Parties and Strategic Investments,” in the Notes to Consolidated Financial Statements of this Form 10‑K included in Item 8, “Financial Statement and Supplementary Data” of this report.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for Flash Ventures in order to convert to new process technologies or add wafer capacity. Flash Partners’ share of Fab 3 and Flash Alliance’s share of Fab 4 have been previously equipped to full wafer capacity. Fab 5, which is primarily occupied by Flash Forward, was built in two phases. Phase 1 of the building has been fully equipped. The Phase 2 shell of Fab 5 is complete and has been partially equipped. Our current plans are to use the Phase 2 shell primarily for technology transition of the existing Flash Ventures wafer capacity to 1Y‑nanometer and 15‑nanometer technology nodes, the addition of a 3D NAND pilot line in the second half of 2015, and for the tools required for a planned increase in Flash Ventures wafer capacity of approximately 5%, with such wafer capacity increase expected to be completed by mid‑2015. To date, we have invested in approximately 50% of Flash Forward’s equipment, and the output has been shared equally between us and Toshiba. In 2014, we entered into a non-binding memorandum of understanding with Toshiba related to the construction and operation of Toshiba’s “New Fab 2” fabrication facility, which is primarily intended to provide space to convert Flash Ventures’ current 2D NAND capacity to 3D NAND, with expected readiness for production in 2016.

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

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee, on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantees as of December 28, 2014 were $551 million based upon the exchange rate at December 28, 2014.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at December 28, 2014 and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 14, “Commitments, Contingencies and Guarantees,” in the Notes to Consolidated Financial Statements of this Form 10‑K included in Item 8, “Financial Statement and Supplementary Data” of this report.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is to the Japanese yen in which we purchase substantially all of our NAND flash wafers and incur R&D expenditures. In addition, we also have significant costs denominated in the Chinese renminbi and the Israeli new shekel, and we have revenue denominated in the European euro, the British pound, the Japanese yen, the Chinese renminbi and the Canadian dollar. Due to our current construction of an assembly and test factory in Malaysia, we expect increasing costs denominated in the Malaysian ringgit beginning in the second half of fiscal year 2015. We do not enter into derivatives for speculative or trading purposes. We generally use foreign currency forward contracts to mitigate transaction gains and losses generated by certain monetary assets, liabilities and net investments denominated in currencies other than the U.S. dollar. From time-to-time, we use foreign currency forward contracts to partially hedge our future Japanese yen requirements for NAND flash wafers and R&D expenses. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated other comprehensive income, or AOCI, and subsequently reclassified into cost of revenue in the same period or periods in which the cost of revenue is recognized or into R&D expense as the R&D expenses are incurred. These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. See Note 4, “Derivatives and Hedging Activities,” in the Notes to Consolidated Financial Statements of this Form 10‑K included in Item 8, “Financial Statement and Supplementary Data” of this report.

Because we purchase substantially all of our flash memory wafers from Flash Ventures, our flash memory costs, which represent the largest portion of our cost of revenue, are based upon wafer purchases denominated in Japanese yen. However, our cost of revenue in any given quarter generally reflects wafer purchases that were made in the previous quarter, and is impacted by hedging decisions we may make from time to time, including entering into forward contracts or other instruments to hedge our future Japanese yen purchase rate. Based on wafer purchases made in the fourth quarter of fiscal year 2014 and related forward contracts entered into for settlement in early 2015, changes in the Japanese yen to U.S. dollar exchange rate after December 28, 2014 are not expected to have a material impact on our cost of revenue in the first quarter of fiscal year 2015. We expect the average rate of the Japanese yen to the U.S. dollar for the first quarter of fiscal year 2015 for the wafer portion of our cost of revenue to be approximately 108 Japanese yen to the U.S. dollar in comparison to a rate of approximately 102 Japanese yen to the U.S. dollar in our fourth quarter of fiscal year 2014. Our wafer purchases are denominated in Japanese yen and generally comprise approximately 50% of our cost of revenue. As of December 28, 2014, none of our expected Japanese yen denominated wafer purchases for the first quarter of fiscal year 2015 have been hedged. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk” for more information about our foreign currency forward contracts.

For a discussion of foreign operating risks and foreign currency risks, see Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of December 28, 2014 and December 29, 2013, a hypothetical 50 basis point increase in interest rates would have resulted in an approximate $28 million decline (less than 0.7%) and an approximate $35 million decline (less than 0.7%), respectively, of the fair value of our available-for-sale debt securities.

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

We generally enter into foreign exchange forward contracts to hedge the gains or losses generated by the remeasurement of our significant foreign currency denominated monetary assets, liabilities and net investments. The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense) to largely offset the change in fair value of the foreign currency denominated monetary assets, liabilities and net investments which is also recorded in other income (expense).

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

As of December 28, 2014, we had foreign exchange forward contracts in place that amounted to a net purchase in U.S. dollar-equivalents of $47 million in foreign currencies to hedge our foreign currency denominated monetary net liability position. The notional amount and unrealized gain (loss) of our outstanding foreign exchange forward contracts that are non-designated (balance sheet hedges) as of December 28, 2014, based upon the exchange rate at December 28, 2014, are shown in the table below. In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10%. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss)	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Balance sheet hedges:
Forward contracts sold	$(135.2)	$4.8	$9.4
Forward contracts purchased	182.4	(6.7)	(9.3)
Total net outstanding contracts	$47.2	$(1.9)	$0.1

Based upon the foreign exchange forward contracts outstanding as of December 28, 2014 and December 29, 2013, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a change in fair value of $0.1 million and ($12.8) million, respectively.

As of December 28, 2014, we had foreign exchange forward contracts for future wafer purchases and R&D expenses in Japanese yen. As of December 28, 2014, the maturities of these contracts were 12 months or less. The notional amount and unrealized loss of our outstanding foreign exchange forward contracts that are designated as cash flow hedges as of December 28, 2014, based upon the exchange rate at December 28, 2014, are shown in the table below. In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10% as of December 28, 2014.

	Notional Amount	Unrealized Loss	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Cash flow hedges	$103.8	$(1.5)	$(10.9)

Based upon the cash flow hedges outstanding as of December 28, 2014 and December 29, 2013, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a change in fair value of ($10.9) million and ($60.1) million, respectively.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our non-operating results. As of December 28, 2014, we had foreign exchange forward contracts with one European bank to purchase foreign currency with a U.S. dollar-equivalent of $36 million and to sell foreign currency with a U.S. dollar-equivalent of $54 million. We do not have any European sovereign debt. We manage our investments and foreign exchange contracts to limit our exposure to any one issuer or bank.

All of the potential changes noted above as of December 28, 2014 and December 29, 2013 are based on sensitivity analyses performed on our financial position as of December 28, 2014 and December 29, 2013, respectively. Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 28, 2014. Based on their evaluation as of December 28, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10‑K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of financial records. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The framework upon which management relied in evaluating the effectiveness of our internal control over financial reporting was set forth in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 28, 2014.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under “Business-Executive Officers” in this report and will be included under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

We have adopted a code of ethics that applies to our Principal Executive Officer and Principal Financial Officer. This code of ethics, which consists of the “Financial Executives” section of our code of ethics, that applies to our employees generally, is posted on our website at “www.sandisk.com/about-sandisk/corporate-responsibility/social.” From this webpage, click on “SanDisk Worldwide Code of Business Conduct.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting the required information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under “Certain Transactions and Relationships” and “Election of Directors” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under “Principal Accountant Fees and Services” and “Audit Committee Report” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

SANDISK CORPORATION

F – 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited the accompanying Consolidated Balance Sheets of SanDisk Corporation as of December 28, 2014 and December 29, 2013, and the related Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for each of the three years in the period ended December 28, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at December 28, 2014 and December 29, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SanDisk Corporation’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 10, 2015

F – 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited SanDisk Corporation’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SanDisk Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SanDisk Corporation maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of SanDisk Corporation as of December 28, 2014 and December 29, 2013, and the related Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for each of the three years in the period ended December 28, 2014 and our report dated February 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 10, 2015

F – 3

SANDISK CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 28, 2014	December 29, 2013
	(In thousands, except for share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$809,003	$986,246
Short-term marketable securities	1,455,509	1,919,611
Accounts receivable, net	842,476	682,809
Inventory	698,011	756,975
Deferred taxes	180,134	138,192
Other current assets	214,992	166,885
Total current assets	4,200,125	4,650,718
Long-term marketable securities	2,758,475	3,179,471
Property and equipment, net	724,357	655,794
Notes receivable and investments in Flash Ventures	962,817	1,134,620
Deferred taxes	161,827	134,669
Goodwill	831,328	318,111
Intangible assets, net	542,351	247,904
Other non-current assets	108,677	167,430
Total assets	$10,289,957	$10,488,717

LIABILITIES, CONVERTIBLE SHORT-TERM DEBT CONVERSION OBLIGATION AND EQUITY
Current liabilities:
Accounts payable trade	$404,237	$282,582
Accounts payable to related parties	136,051	146,964
Convertible short-term debt	869,645	—
Other current accrued liabilities	506,293	509,732
Deferred income on shipments to distributors and retailers and deferred revenue	274,657	291,302
Total current liabilities	2,190,883	1,230,580
Convertible long-term debt	1,199,696	1,985,363
Non-current liabilities	245,554	307,083
Total liabilities	3,636,133	3,523,026

Commitments and contingencies (see Note 14)
Convertible short-term debt conversion obligation	127,143	—

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 4,000,000, Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 800,000,000, Issued and outstanding: 215,743,090 in 2014 and 225,290,940 in 2013	216	225
Capital in excess of par value	5,236,766	5,040,017
Retained earnings	1,499,149	2,004,089
Accumulated other comprehensive loss	(208,072)	(76,459)
Total stockholders’ equity	6,528,059	6,967,872
Non-controlling interests	(1,378)	(2,181)
Total equity	6,526,681	6,965,691
Total liabilities, convertible short-term debt conversion obligation and equity	$10,289,957	$10,488,717

The accompanying notes are an integral part of these consolidated financial statements.

F – 4

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands, except per share amounts)
Revenue	$6,627,701	$6,170,003	$5,052,509

Cost of revenue	3,458,954	3,252,988	3,326,747
Amortization of acquisition-related intangible assets	100,899	49,532	42,542
Total cost of revenue	3,559,853	3,302,520	3,369,289
Gross profit	3,067,848	2,867,483	1,683,220
Operating expenses:
Research and development	852,310	742,268	602,765
Sales and marketing	383,288	276,312	224,054
General and administrative	214,902	192,310	150,401
Amortization of acquisition-related intangible assets	26,423	11,155	9,045
Impairment of acquisition-related intangible assets	—	83,228	860
Restructuring and other	32,991	—	—
Total operating expenses	1,509,914	1,305,273	987,125
Operating income	1,557,934	1,562,210	696,095
Interest income	51,811	48,785	58,991
Gain (loss) on investments	4,763	3,219	(7,762)
Interest (expense) and other income (expense), net	(125,478)	(98,065)	(120,408)
Total other income (expense), net	(68,904)	(46,061)	(69,179)
Income before income taxes	1,489,030	1,516,149	626,916
Provision for income taxes	481,584	473,492	209,512
Net income	$1,007,446	$1,042,657	$417,404
Net income per share:
Basic	$4.52	$4.44	$1.72
Diluted	$4.23	$4.34	$1.70
Shares used in computing net income per share:
Basic	222,714	234,886	242,076
Diluted	238,209	240,236	245,253

Cash dividends declared per share	$1.05	$0.45	$—

The accompanying notes are an integral part of these consolidated financial statements.

F – 5

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Net income	$1,007,446	$1,042,657	$417,404
Other comprehensive loss, before tax:
Unrealized holding gain (loss) on marketable securities	(3,511)	(6,448)	11,160
Reclassification adjustment for realized gain on marketable securities included in net income	(7,543)	(2,375)	(2,969)
Net unrealized holding gain (loss) on marketable securities	(11,054)	(8,823)	8,191

Foreign currency translation adjustments	(153,975)	(240,835)	(169,190)

Unrealized holding loss on derivatives qualifying as cash flow hedges	(99)	(74,834)	(38,197)
Reclassification adjustment for realized loss on derivatives qualifying as cash flow hedges included in net income	25,418	41,523	10,946
Net unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	25,319	(33,311)	(27,251)
Total other comprehensive loss, before tax	(139,710)	(282,969)	(188,250)
Income tax benefit related to items of other comprehensive loss	(8,097)	(41,389)	(20,670)
Total other comprehensive loss, net of tax	(131,613)	(241,580)	(167,580)
Comprehensive income	$875,833	$801,077	$249,824

The accompanying notes are an integral part of these consolidated financial statements.

F – 6

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	(In thousands)
Balance as of January 1, 2012	242,552	$243	$4,934,565	$1,796,849	$332,701	$7,064,358	$(3,519)	$7,060,839
Net income	—	—	—	417,404	—	417,404	—	417,404
Other comprehensive loss, net	—	—	—	—	(167,580)	(167,580)	—	(167,580)
Loss on non-controlling interest	—	—	—	—	—	—	(782)	(782)
Issuance of shares pursuant to equity plans	3,846	4	63,312	—	—	63,316	—	63,316
Issuance of shares pursuant to employee stock purchase plan	685	—	22,986	—	—	22,986	—	22,986
Net cash received for stock repurchase contracts	—	—	2,675	—	—	2,675	—	2,675
Share‑based compensation expense	—	—	79,132	—	—	79,132	—	79,132
Income tax benefit from share-based plans	—	—	11,691	—	—	11,691	—	11,691
Stock repurchases	(5,651)	(6)	(87,090)	(142,985)	—	(230,081)	—	(230,081)
Balance as of December 30, 2012	241,432	241	5,027,271	2,071,268	165,121	7,263,901	(4,301)	7,259,600
Net income	—	—	—	1,042,657	—	1,042,657	—	1,042,657
Other comprehensive loss, net	—	—	—	—	(241,580)	(241,580)	—	(241,580)
Income from non-controlling interest	—	—	—	—	—	—	2,207	2,207
Distribution to non-controlling interests	—	—	—	—	—	—	(87)	(87)
Issuance of shares pursuant to equity plans	7,934	8	241,316	—	—	241,324	—	241,324
Issuance of shares pursuant to employee stock purchase plan	624	1	24,720	—	—	24,721	—	24,721
Share‑based compensation expense	—	—	100,641	—	—	100,641	—	100,641
Income tax benefit from share-based plans	—	—	583	—	—	583	—	583
Dividends and dividend equivalent rights declared	—	—	—	(102,896)	—	(102,896)	—	(102,896)
Stock repurchases	(24,699)	(25)	(582,575)	(1,006,940)	—	(1,589,540)	—	(1,589,540)
Equity value of debt issuance	—	—	349,250	—	—	349,250	—	349,250
Purchased convertible bond hedge, net	—	—	(338,989)	—	—	(338,989)	—	(338,989)
Sold warrants	—	—	217,800	—	—	217,800	—	217,800
Balance as of December 29, 2013	225,291	225	5,040,017	2,004,089	(76,459)	6,967,872	(2,181)	6,965,691
Net income	—	—	—	1,007,446	—	1,007,446	—	1,007,446
Other comprehensive loss, net	—	—	—	—	(131,613)	(131,613)	—	(131,613)
Income from non-controlling interest	—	—	—	—	—	—	803	803
Issuance of shares pursuant to equity plans	4,706	5	145,664	—	—	145,669	—	145,669
Issuance of shares pursuant to employee stock purchase plan	639	1	35,816	—	—	35,817	—	35,817
Share‑based compensation expense	—	—	157,328	—	—	157,328	—	157,328
Income tax benefit from share-based plans	—	—	45,120	—	—	45,120	—	45,120
Dividends and dividend equivalent rights declared	—	—	—	(238,170)	—	(238,170)	—	(238,170)
Stock repurchases	(14,893)	(15)	(67,245)	(1,274,216)	—	(1,341,476)	—	(1,341,476)
Equity value of debt issuance	—	—	193	—	—	193	—	193
Convertible debt conversion	27	—	(25)	—	—	(25)	—	(25)
Exercise of convertible note hedges	(27)	—	—	—	—	—	—	—
Assumption of share-based compensation plan awards in connection with acquisition	—	—	7,041	—	—	7,041	—	7,041
Reclassification to Convertible short-term debt conversion obligation	—	—	(127,143)	—	—	(127,143)	—	(127,143)
Balance as of December 28, 2014	215,743	$216	$5,236,766	$1,499,149	$(208,072)	$6,528,059	$(1,378)	$6,526,681

The accompanying notes are an integral part of these consolidated financial statements.

F – 7

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$1,007,446	$1,042,657	$417,404
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(7,915)	527	34,368
Depreciation	254,271	226,334	161,949
Amortization	324,231	237,731	254,352
Provision for doubtful accounts	857	2,167	1,452
Share‑based compensation expense	155,313	99,756	78,443
Excess tax benefit from share-based plans	(44,919)	(27,198)	(16,015)
Impairment and other	6,790	75,561	(17,350)
Other non-operating	636	(792)	9,424
Changes in operating assets and liabilities:
Accounts receivable, net	(118,606)	(51,125)	(68,070)
Inventory	136,442	23,310	(71,260)
Other assets	37,738	147,713	(84,579)
Accounts payable trade	37,380	16,377	(4,124)
Accounts payable to related parties	(10,913)	(67,842)	(61,469)
Other liabilities	(80,303)	138,496	(104,671)
Total adjustments	691,002	821,015	112,450
Net cash provided by operating activities	1,698,448	1,863,672	529,854
Cash flows from investing activities:
Purchases of short and long-term marketable securities	(4,106,494)	(4,925,520)	(3,178,660)
Proceeds from sales of short and long-term marketable securities	4,114,712	3,701,528	2,197,302
Proceeds from maturities of short and long-term marketable securities	772,882	751,900	650,060
Acquisition of property and equipment, net	(232,786)	(213,415)	(487,973)
Investment in Flash Ventures	(24,296)	(12,342)	(50,439)
Notes receivable issuances to Flash Ventures	(181,481)	(37,099)	(142,316)
Notes receivable proceeds from Flash Ventures	231,409	124,765	511,289
Purchased technology and other assets	(24,837)	(8,377)	(4,000)
Acquisitions, net of cash acquired	(1,063,798)	(304,320)	(69,629)
Net cash used in investing activities	(514,689)	(922,880)	(574,366)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,483,125	—
Purchase of convertible bond hedge	—	(331,650)	—
Proceeds from sale of warrants	—	217,800	—
Repayment of debt financing	(3,212)	(928,061)	—
Distribution to non-controlling interests	—	(87)	—
Proceeds from employee stock programs	181,486	266,044	86,302
Excess tax benefit from share-based plans	44,919	27,198	16,015
Dividends paid	(234,565)	(101,191)	—
Stock repurchases	(1,341,476)	(1,589,539)	(230,081)
Net cash received for share repurchase contracts	—	—	2,675
Net cash used in financing activities	(1,352,848)	(956,361)	(125,089)
Effect of changes in foreign currency exchange rates on cash	(8,154)	6,345	(2,425)
Net decrease in cash and cash equivalents	(177,243)	(9,224)	(172,026)
Cash and cash equivalents at beginning of year	986,246	995,470	1,167,496
Cash and cash equivalents at end of year	$809,003	$986,246	$995,470
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$(433,959)	$(373,183)	$(360,688)
Cash paid for interest expense	$(22,349)	$(20,403)	$(24,957)

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

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2014, 2013 and 2012 consisted of 52 weeks, while fiscal year 2015 will include 53 weeks with 14 weeks in the fourth fiscal quarter. Certain prior-period amounts have been reclassified in the footnotes to conform to the current-period presentation, including line items within other current and non-current assets and liabilities, and warranties in Note 5, “Balance Sheet Information.” For accounting and disclosure purposes, the exchange rate used to convert Japanese yen to the United States (“U.S.”) dollar for fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 was 120.44, 104.94 and 85.99, respectively. Throughout the Notes to Consolidated Financial Statements, unless otherwise indicated, references to Net income refer to Net income attributable to common stockholders.

Principles of Consolidation. The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. Non-controlling interest represents the minority stockholders’ proportionate share of the net assets and results of operations of the Company’s majority-owned subsidiaries. The Consolidated Financial Statements also include the results of companies acquired by the Company from the date of each acquisition.

Use of Estimates. The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, intellectual property (“IP”) claims, product returns, allowance for doubtful accounts, inventories and inventory valuation, valuation and impairments of marketable securities and investments, valuation and impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructurings, contingencies, share‑based compensation and litigation. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

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

For multiple-element arrangements that include support or software elements, the Company analyzes whether tangible products containing software and non-software components function together and therefore should be excluded from industry-specific software revenue recognition guidance. The Company allocates revenue to each element, or the software elements as a group, based on the relative selling price determined in accordance with the Company’s normal pricing and discounting practices for the specific element when sold separately for all multiple-element arrangements. Multiple-element arrangements and arrangements that include software have not been significant to the Company’s revenue and operating results.

F – 9

SANDISK CORPORATION
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

The Company estimates the collectability of its accounts receivable based on a combination of factors including, but not limited to, customer credit ratings and historical experience. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings or substantial downgrading of credit ratings), the Company provides allowances for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected.

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

Foreign Currency. The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income as a non-operating item in each period. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the historical rate. The Company continuously evaluates its foreign currency exposures and may continue to enter into hedges or other risk mitigating arrangements in the future. Aggregate gross foreign currency transaction gain (loss) prior to consideration of the offsetting hedges recorded to income before taxes was $3.1 million, ($3.3) million and ($2.8) million in fiscal years 2014, 2013 and 2012, respectively.

Cash Equivalents, Short and Long-Term Marketable Securities. Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Marketable securities with original maturities greater than three months from purchase date and remaining maturities less than one year are classified as short-term marketable securities. Marketable securities with remaining maturities greater than one year as of the balance sheet date are classified as long-term marketable securities. Short and long-term fixed income investments consist of U.S. Treasury securities, U.S. government-sponsored agency securities, international government securities, corporate notes and bonds, asset-backed securities, mortgage-backed securities and municipal notes and bonds. The fair market value of cash equivalents at December 28, 2014 approximated their carrying value. Cost of securities sold is based on specific identification.

F – 10

SANDISK CORPORATION
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

Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (“AOCI”). Investments in public and non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other-than-temporary are reported in Interest (expense) and other income (expense), net, or Cost of revenue in the accompanying Consolidated Statements of Operations.

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

The Company’s finished goods inventory includes consigned inventory held at customer locations as well as at third‑party fulfillment centers and subcontractors.

F – 11

SANDISK CORPORATION
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

Advertising Expenses. Marketing co-op development programs, where the Company receives, or will receive, an identifiable benefit (e.g., goods or services) in exchange for the amount paid to its customer and the Company can reasonably estimate the fair value of the benefit it receives for the customer incentive payment, are classified, when granted, as a marketing expense. Advertising expenses not meeting this criteria are classified as a reduction to revenue when the expense is incurred. Advertising expenses recorded as marketing expense were $27.9 million, $19.6 million and $16.2 million in fiscal years 2014, 2013 and 2012, respectively.

Research and Development Expenses. Research and development (“R&D”) expenditures are expensed as incurred.

F – 12

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The Company expects to adopt ASU 2014‑15 in fiscal year 2016 and the Company does not expect the adoption of ASU 2014‑15 to have a significant impact on its Consolidated Financial Statements or related disclosures.

In May 2014, the FASB issued ASU No. 2014‑09, “Revenue from Contracts with Customers.” Under this guidance, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This standard becomes effective and will be adopted in the first quarter of fiscal year 2017 with early adoption not permitted. Under application of the existing guidance, the Company’s sales made to distributors and retailers are generally deferred until the distributors or retailers sell the merchandise to their end customer. Under the new standard, the Company’s sales made to distributors and retailers are expected to be recognized upon transfer of inventory to the distributor or retailer resulting in earlier revenue recognition than per existing guidance with additional use of estimation. In addition, the timing of the Company’s revenue relating to the licensing of IP could materially change. The Company is currently evaluating the appropriate transition method and any further impact of this guidance on its Consolidated Financial Statements and related disclosures.

During the third quarter of fiscal year 2014, the Company early adopted the FASB accounting guidance ASU No. 2014‑08, “Presentation of Financial Statements and Property, Plant and Equipment,” which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the new definition of a discontinued operation. It also allows an entity to present a discontinued operation even when it has continuing cash flows and significant continuing involvement with the disposed component. The Company determined that the adoption of this ASU did not have any impact on the Company’s Consolidated Financial Statements or related disclosures.

F – 13

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities was as follows (in thousands):

	December 28, 2014	December 29, 2013
Cash and cash equivalents	$809,003	$986,246
Short-term marketable securities	1,455,509	1,919,611
Long-term marketable securities	2,758,475	3,179,471
Total cash, cash equivalents and marketable securities	$5,022,987	$6,085,328

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

Instruments that are classified within Level 2 of the fair value hierarchy primarily include U.S. government-sponsored agency securities, international government securities, corporate notes and bonds, asset-backed securities, mortgage-backed securities and municipal notes and bonds. The Company’s Level 2 securities are primarily valued using quoted market prices for similar instruments and non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which are obtained from independent pricing vendors, quoted market prices or other sources to determine the ultimate fair value of the Company’s assets and liabilities. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources. In addition, the Company reviews third‑party valuation models, independently calculates the fair value of selective financial instruments and assesses the controls at its third‑party valuation service providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments.

F – 14

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments (in thousands):

	December 28, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$533,133	$—	$—	$533,133	$760,363	$—	$—	$760,363
Fixed income securities	25,162	4,213,599	—	4,238,761	160,194	4,985,059	—	5,145,253
Derivative assets	—	4,800	—	4,800	—	777	—	777
Total financial assets	$558,295	$4,218,399	$—	$4,776,694	$920,557	$4,985,836	$—	$5,906,393

Derivative liabilities	$—	$8,224	$—	$8,224	$—	$45,859	$—	$45,859
Total financial liabilities	$—	$8,224	$—	$8,224	$—	$45,859	$—	$45,859

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	December 28, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$533,133	$24,777	$—	$557,910	$773,435	$33,099	$—	$806,534
Short-term marketable securities	3,327	1,452,182	—	1,455,509	15,090	1,904,521	—	1,919,611
Long-term marketable securities	21,835	2,736,640	—	2,758,475	132,032	3,047,439	—	3,179,471
Other current assets	—	4,800	—	4,800	—	777	—	777
Total financial assets	$558,295	$4,218,399	$—	$4,776,694	$920,557	$4,985,836	$—	$5,906,393
Other current accrued liabilities	$—	$8,224	$—	$8,224	$—	$45,741	$—	$45,741
Non-current liabilities	—	—	—	—	—	118	—	118
Total financial liabilities	$—	$8,224	$—	$8,224	$—	$45,859	$—	$45,859

(1)
Cash equivalents exclude cash holdings of $251.1 million and $179.7 million included in Cash and cash equivalents on the Company’s Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013, respectively.

During the fiscal year ended December 28, 2014, the Company had no transfers of financial assets or liabilities between Level 1 and Level 2. As of December 28, 2014 and December 29, 2013, the Company had no financial assets or liabilities categorized as Level 3 and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows (in thousands):

	December 28, 2014				December 29, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$25,194	$—	$(32)	$25,162	$160,598	$21	$(424)	$160,195
U.S. government-sponsored agency securities	7,511	—	(18)	7,493	8,112	10	(1)	8,121
International government securities	82,033	—	(314)	81,719	38,492	1	(224)	38,269
Corporate notes and bonds	774,869	325	(2,052)	773,142	864,331	1,504	(1,565)	864,270
Asset-backed securities	171,221	42	(353)	170,910	226,620	114	(170)	226,564
Mortgage-backed securities	48,378	6	(173)	48,211	86,542	18	(554)	86,006
Municipal notes and bonds	3,124,189	9,733	(1,798)	3,132,124	3,744,138	18,931	(1,241)	3,761,828
Total available-for-sale investments	$4,233,395	$10,106	$(4,740)	$4,238,761	$5,128,833	$20,599	$(4,179)	$5,145,253

F – 15

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of December 28, 2014, are summarized in the following table (in thousands). Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$25,162	$(32)	$—	$—
U.S. government-sponsored agency securities	7,394	(18)	—	—
International government securities	81,719	(314)	—	—
Corporate notes and bonds	586,903	(2,046)	2,494	(6)
Asset-backed securities	137,007	(353)	—	—
Mortgage-backed securities	31,954	(132)	9,518	(41)
Municipal notes and bonds	709,505	(1,796)	4,453	(2)
Total	$1,579,644	$(4,691)	$16,465	$(49)

The gross unrealized loss related to these securities was due primarily to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at December 28, 2014 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

The following table shows the realized gains and (losses) on sales of available-for-sale securities (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Realized gains	$8,918	$4,724	$3,867
Realized losses	(1,375)	(2,349)	(898)
Net realized gains	$7,543	$2,375	$2,969

Fixed income securities by contractual maturity as of December 28, 2014 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations or the Company has the option to demand payment.

	Amortized Cost	Fair Value
Due in one year or less	$860,203	$861,915
After one year through five years	2,603,444	2,606,289
After five years through ten years	122,637	122,643
After ten years	647,111	647,914
Total	$4,233,395	$4,238,761

F – 16

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For those financial instruments where the carrying amounts differ from fair value, the following table (in thousands) represents the related carrying values and fair values, which are based on quoted market prices. The 1.5% Convertible Senior Notes due 2017 were categorized as Level 1 and the 0.5% Convertible Senior Notes due 2020 were categorized as Level 2, based on the frequency of trading as of December 28, 2014 and December 29, 2013. See Note 7, “Financing Arrangements,” regarding details of each convertible note presented.

	December 28, 2014		December 29, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
1.5% Convertible Senior Notes due 2017	$869,645	$1,948,721	$829,792	$1,467,160
0.5% Convertible Senior Notes due 2020	1,199,696	1,789,500	1,155,571	1,480,290
Total	$2,069,341	$3,738,221	$1,985,363	$2,947,450

F – 17

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Derivatives and Hedging Activities

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

The Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Changes in fair value (i.e., gains or losses) of the derivatives are recorded as cost of revenue, operating expense, other income (expense), or as other comprehensive income (“OCI”). Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of set-off associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The Company does not offset or net the fair value amounts of derivative instruments in its Consolidated Balance Sheets and separately discloses the gross fair value amounts of the derivative instruments as either assets or liabilities.

Cash Flow Hedges. The Company uses foreign exchange forward contracts designated as cash flow hedges to hedge a portion of future forecasted wafer purchases and R&D expenses in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of AOCI and subsequently reclassified into cost of revenue or R&D expense in the same period or periods in which the cost of revenue or R&D expense are recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized immediately as other income (expense). As of December 28, 2014, the notional amount and unrealized loss on the effective portion of the Company’s outstanding foreign exchange forward contracts to purchase Japanese yen that are designated as cash flow hedges are shown in both Japanese yen (in billions) and U.S. dollar (in thousands), based upon the exchange rate at December 28, 2014, as follows:

	Notional Amount		Unrealized Loss
	(Japanese yen)	(U.S. dollar)	(U.S. dollar)
Foreign exchange forward contracts	¥12.5	$103,826	$(1,472)

As of December 28, 2014, the maturities of these contracts were two months or less.

Other Derivatives. Other derivatives that are non-designated consist primarily of foreign exchange forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding foreign exchange forward contracts were marked-to-market at December 28, 2014 with realized and unrealized gains and losses included in other income (expense). As of December 28, 2014, the Company had foreign exchange forward contracts hedging exposures in European euros, British pounds and Japanese yen. Foreign exchange forward contracts were outstanding to buy and sell U.S. dollar-equivalents of approximately $182.4 million and $135.2 million in foreign currencies, respectively, based upon the exchange rates at December 28, 2014.

F – 18

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts. Gross fair value of derivative contracts was as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Foreign exchange forward contracts not designated	$4,800	$777	$—	$—

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Foreign exchange forward contracts designated	$1,472	$38,375	$—	$118
Foreign exchange forward contracts not designated	6,752	7,366	—	—
Total derivatives	$8,224	$45,741	$—	$118

As of December 28, 2014, the potential effect of rights of set-off associated with the above foreign exchange forward contracts would result in a $2.8 million net derivative asset balance and a net derivative liability balance of $6.3 million. As of December 29, 2013, the potential effect of rights of set-off would result in a net derivative liability balance of $45.2 million and an immaterial net derivative asset balance.

Effect of Foreign Exchange Forward Contracts Designated as Cash Flow Hedges on the Consolidated Statements of Operations. All designated cash flow derivative contracts were considered effective for the fiscal years ended December 28, 2014 and December 29, 2013. The impact of the effective portion of designated cash flow derivative contracts on the Company’s results of operations was as follows (in thousands):

	Fiscal years ended
	Amount of loss recognized in OCI			Amount of loss reclassified from AOCI to earnings
	December 28, 2014	December 29, 2013	December 30, 2012	December 28, 2014	December 29, 2013	December 30, 2012
Foreign exchange forward contracts	$(99)	$(74,834)	$(38,197)	$(25,418)	$(41,523)	$(10,946)

Foreign exchange forward contracts designated as cash flow hedges relate to forecasted wafer purchases and R&D expenses in Japanese yen. Gains and losses associated with foreign exchange forward contracts designated as cash flow hedges are expected to be recorded in cost of revenue for wafer purchases or R&D expense when reclassified out of AOCI. The Company expects to realize the majority of the AOCI balance related to foreign exchange contracts within the next 12 months.

The following table presents the forward points on foreign exchange contracts excluded for the purposes of cash flow hedging designation recognized in other income (expense) (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Foreign exchange forward contracts	$(1,134)	$(1,201)	$(6,630)

F – 19

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Gain (loss) on foreign exchange forward contracts including forward point income	$(5,627)	$1,427	$9,025
Gain (loss) from revaluation of foreign currency exposures hedged by foreign exchange forward contracts	7,998	(4,460)	(3,511)

F – 20

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Balance Sheet Information

Accounts Receivable, net. Accounts receivable, net was as follows (in thousands):

	December 28, 2014	December 29, 2013
Accounts receivable	$1,134,254	$904,551
Allowance for doubtful accounts	(9,622)	(8,274)
Promotions, price protection and other activities	(282,156)	(213,468)
Total accounts receivable, net	$842,476	$682,809

Allowance for Doubtful Accounts. The activity in the allowance for doubtful accounts was as follows (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Balance, beginning of year	$8,274	$6,627	$5,717
Additions charged to costs and expenses	857	2,167	1,452
Allowance adjustment	1,272	—	—
Deductions/write-offs	(781)	(520)	(542)
Balance, end of year	$9,622	$8,274	$6,627

Inventory. Inventory was as follows (in thousands):

	December 28, 2014	December 29, 2013
Raw material	$369,860	$440,570
Work-in-process	138,594	102,543
Finished goods	189,557	213,862
Total inventory	$698,011	$756,975

Other Current Assets. Other current assets were as follows (in thousands):

	December 28, 2014	December 29, 2013
Income tax receivables	$18,579	$7,976
Other tax-related receivables	84,432	62,784
Other non-trade receivables	69,033	37,368
Prepaid expenses	18,579	12,630
Other current assets	24,369	46,127
Total other current assets	$214,992	$166,885

F – 21

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment. Property and equipment were as follows (in thousands):

	December 28, 2014	December 29, 2013
Machinery and equipment	$1,318,454	$1,148,150
Furniture and fixtures	24,090	20,481
Software	191,900	171,733
Buildings and building improvements	338,412	261,471
Leasehold improvements	26,525	6,559
Land	24,427	24,427
Capital land lease	12,827	6,644
Property and equipment, at cost	1,936,635	1,639,465
Accumulated depreciation and amortization	(1,212,278)	(983,671)
Property and equipment, net	$724,357	$655,794

Depreciation expense of property and equipment totaled $254.3 million, $226.3 million and $161.9 million in fiscal years 2014, 2013 and 2012, respectively.

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) were as follows (in thousands):

	December 28, 2014	December 29, 2013
Notes receivable, Flash Partners Ltd.	$12,454	$100,057
Notes receivable, Flash Alliance Ltd.	292,677	323,995
Notes receivable, Flash Forward Ltd.	161,906	169,144
Investment in Flash Partners Ltd.	167,102	190,694
Investment in Flash Alliance Ltd.	249,459	283,999
Investment in Flash Forward Ltd.	79,219	66,731
Total notes receivable and investments in Flash Ventures	$962,817	$1,134,620

Equity-method investments and the Company’s maximum loss exposure related to Flash Ventures are discussed further in Note 14, “Commitments, Contingencies and Guarantees – Flash Ventures” and Note 15, “Related Parties and Strategic Investments.”

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

Other Non-current Assets. Other non-current assets were as follows (in thousands):

	December 28, 2014	December 29, 2013
Prepaid tax on intercompany transactions	$33,375	$37,747
Long-term prepaid income tax	—	66,176
Other non-current assets	75,302	63,507
Total other non-current assets	$108,677	$167,430

F – 22

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	December 28, 2014	December 29, 2013
Accrued payroll and related expenses	$233,702	$227,779
Taxes payable	74,079	59,618
Derivative contract payables	8,224	45,741
Other current accrued liabilities	190,288	176,594
Total other current accrued liabilities	$506,293	$509,732

Non-current Liabilities. Non-current liabilities were as follows (in thousands):

	December 28, 2014	December 29, 2013
Income tax liabilities	$132,320	$205,266
Deferred revenue	31,066	35,346
Deferred tax liabilities	22,360	3,482
Other non-current liabilities	59,808	62,989
Total non-current liabilities	$245,554	$307,083

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the Consolidated Balance Sheets, and the activity was as follows (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Balance, beginning of year	$43,624	$38,787	$26,957
Additions and adjustments to cost of revenue	21,315	33,400	33,247
Warranty liability assumed from acquisition	3,794	2,363	—
Usage	(20,178)	(30,926)	(21,417)
Balance, end of year	$48,555	$43,624	$38,787

The majority of the Company’s products have a warranty of five years or less, with a small number of products having a warranty ranging up to ten years or more. For warranties ten years or greater, including lifetime warranties, the Company uses the estimated useful life of the product to calculate the warranty exposure. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty liability is affected by customer and consumer returns, product failures, number of units sold and repair or replacement costs incurred. Should actual product failure rates, or repair or replacement costs, differ from the Company’s estimates, increases or decreases to its warranty liability would be required. Additions and adjustments to cost of revenue in the fiscal year ended December 28, 2014 included adjustments to certain warranty assumptions, related to future potential claims, resulting in a $5.7 million reduction to the overall future warranty exposure.

Accumulated Other Comprehensive Income (Loss). AOCI presented in the Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and hedging activities, net of tax, for all periods presented (in thousands):

	December 28, 2014	December 29, 2013
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$3,359	$10,479
Foreign currency translation	(197,252)	(47,440)
Hedging activities	(14,179)	(39,498)
Total accumulated other comprehensive loss	$(208,072)	$(76,459)

F – 23

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of income tax benefit allocated to the unrealized gain (loss) on available-for-sale investments and foreign currency translation activities was as follows (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Available-for-sale investments	$(3,934)	$(3,383)	$3,121
Foreign currency translation	(4,163)	(38,006)	(23,791)
Total income tax benefit allocated	$(8,097)	$(41,389)	$(20,670)

The significant amounts reclassified out of each component of AOCI were as follows (in thousands):

	Fiscal years ended
AOCI Component	December 28, 2014	December 29, 2013	December 30, 2012	Statement of Operations Line Item
Unrealized gain on available-for-sale investments	$7,543	$2,375	$2,969	Interest (expense) and other income (expense), net
Tax impact	(2,677)	(1,122)	(1,051)	Provision for income taxes
Unrealized gain on available-for-sale investments, net of tax	4,866	1,253	1,918
Unrealized holding loss on derivatives:
Foreign exchange contracts	(24,142)	(41,523)	(10,946)	Cost of revenue
Foreign exchange contracts	(1,276)	—	—	Research and development
Loss on cash flow hedging activities	(25,418)	(41,523)	(10,946)
Total reclassifications for the period, net of tax	$(20,552)	$(40,270)	$(9,028)

F – 24

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Goodwill and Intangible Assets

Goodwill. Goodwill balances and activity were as follows (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013
Balance, beginning of year	$318,111	$201,735
Acquisition	513,398	115,775
Adjustment	(181)	601
Balance, end of year	$831,328	$318,111

During the fiscal year ended December 28, 2014, goodwill increased by $513.2 million, due primarily to the Company’s acquisition of Fusion‑io, Inc. (“Fusion‑io”) during the third quarter of fiscal year 2014. For additional information regarding the Fusion-io acquisition, see Note 17, “Business Acquisitions.”

Goodwill is not amortized, but is reviewed and tested for impairment at least annually, on the first day of the Company’s fourth quarter and whenever events or circumstances occur that indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company’s reporting unit level. The Company has the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the goodwill is impaired and determine whether further action is needed (“Step 0”). For the year ended December 28, 2014, the Company performed a Step 1 quantitative assessment of its goodwill and did not identify an impairment of goodwill. As such, the Company did not perform any further goodwill impairment testing.

Intangible Assets. Intangible asset balances were as follows (in thousands):

	December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$568,744	$(209,478)	$359,266
Customer relationships	64,600	(21,009)	43,591
Trademarks and trade names	62,500	(7,395)	55,105
Acquisition-related intangible assets	695,844	(237,882)	457,962
Technology licenses and patents	102,000	(78,611)	23,389
Total intangible assets subject to amortization	797,844	(316,493)	481,351
Acquired in-process research and development	61,000	—	61,000
Total intangible assets	$858,844	$(316,493)	$542,351

	December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed product technology	$348,385	$(121,304)	$(44,216)	$182,865
Customer relationships	20,650	(14,426)	—	6,224
Trademarks	14,200	(3,634)	(2,812)	7,754
Covenants not to compete	3,100	(2,959)	—	141
Acquisition-related intangible assets	386,335	(142,323)	(47,028)	196,984
Technology licenses and patents	133,909	(89,289)	—	44,620
Total intangible assets subject to amortization	520,244	(231,612)	(47,028)	241,604
Acquired in-process research and development	42,500	—	(36,200)	6,300
Total intangible assets	$562,744	$(231,612)	$(83,228)	$247,904

F – 25

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended December 28, 2014, total intangible assets increased due primarily to the acquisition of Fusion-io. Additionally, the Company reclassified $6.3 million of in-process research and development (“IPR&D”) to developed product technology and commenced amortization during the second quarter of fiscal year 2014.

In fiscal year 2013, the Company performed impairment tests on the amortizable intangible and IPR&D assets from the Pliant Technology, Inc. (“Pliant”) acquisition due to the SMART Storage Systems (“SMART Storage”) acquisition. Based upon its impairment analysis, the Company recorded an impairment of certain amortizable intangible assets and IPR&D assets totaling $83.2 million in fiscal year 2013, which was included in Impairment of acquisition-related intangible assets in the Consolidated Statements of Operations.

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

Amortization expense of intangible assets totaled $148.6 million, $84.3 million and $76.5 million in fiscal years 2014, 2013 and 2012, respectively.

The annual expected amortization expense of intangible assets subject to amortization as of December 28, 2014 was as follows (in thousands):

	Acquisition-related Intangible Assets	Technology Licenses and Patents
Fiscal year:
2015	$152,375	$20,056
2016	109,971	3,333
2017	90,916	—
2018	66,260	—
2019	38,440	—
Total intangible assets subject to amortization	$457,962	$23,389

F – 26

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Financing Arrangements

The following table reflects the carrying values of the Company’s convertible debt (in thousands):

	December 28, 2014	December 29, 2013
1.5% Notes due 2017	$996,788	$1,000,000
Less: Unamortized bond discount	(127,143)	(170,208)
Net carrying amount of 1.5% Notes due 2017	869,645	829,792
0.5% Notes due 2020	1,500,000	1,500,000
Less: Unamortized bond discount	(300,304)	(344,429)
Net carrying amount of 0.5% Notes due 2020	1,199,696	1,155,571
Total convertible debt	2,069,341	1,985,363
Less: Convertible short-term debt	(869,645)	—
Convertible long-term debt	$1,199,696	$1,985,363

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

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1% Notes due 2013 that was settled upon maturity in the second quarter of fiscal year 2013 (in thousands):

	Fiscal years ended
	December 29, 2013	December 30, 2012
Contractual interest coupon	$3,481	$9,280
Amortization of bond issuance costs	1,013	2,783
Amortization of bond discount	21,022	53,599
Total interest cost recognized	$25,516	$65,662

The effective interest rate on the liability component of the 1% Notes due 2013 was 7.4% for the fiscal years ended December 29, 2013 and December 30, 2012.

1.5% Convertible Senior Notes Due 2017. In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017 (“1.5% Notes due 2017”) at par. The 1.5% Notes due 2017 may be converted, under certain circumstances described below, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents 19.1 million shares at an initial conversion price of approximately $52.37 per share). The 1.5% Notes due 2017 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of December 28, 2014, the conversion rate was adjusted for dividends paid to date to 19.4714 shares of common stock per $1,000 principal amount of notes (which represents 19.4 million shares at a conversion price of approximately $51.36 per share). The net proceeds to the Company from the sale of the 1.5% Notes due 2017 were $981.0 million.

The Company separately accounts for the liability and equity components of the 1.5% Notes due 2017. The principal amount of the liability component of $706.0 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 6.85%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of the date of issuance, the carrying value of the equity component was $294.0 million.

F – 27

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1.5% Notes due 2017 (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Contractual interest coupon	$14,984	$15,000	$15,000
Amortization of bond issuance costs	2,666	2,667	2,666
Amortization of bond discount	41,848	39,095	36,364
Total interest cost recognized	$59,498	$56,762	$54,030

The effective interest rate on the liability component of the 1.5% Notes due 2017 was 6.85% for each of the three fiscal years ended December 28, 2014. The remaining unamortized bond discount of $127.1 million as of December 28, 2014 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 2.6 years.

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

Upon conversion, a holder will receive the conversion value of the 1.5% Notes due 2017 to be converted equal to the conversion rate multiplied by the volume-weighted-average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each 1.5% Note due 2017 will be paid in: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, common stock (plus cash in lieu of any fractional shares of common stock). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon a “fundamental change” at any time, as defined, the Company will in some cases increase the conversion rate for a holder who elects to convert its 1.5% Notes due 2017 in connection with such fundamental change. In addition, the holders may require the Company to repurchase for cash all or a portion of their notes upon a “designated event” at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any.

As of the calendar quarter ended December 31, 2014, the 1.5% Notes due 2017 were convertible at the holders’ option beginning on January 1, 2015 and ending March 31, 2015 as the last reported sales price of the Company’s stock exceeded 130% of the conversion price for more than 20 days in a period of 30 consecutive trading days prior to December 31, 2014. Accordingly, the carrying value of the 1.5% Notes due 2017 was classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the equity component of $127.1 million of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on the Company’s Consolidated Balance Sheet as of December 28, 2014, and will remain so while the notes are convertible. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Consequently, the 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met in future quarters. Based on the last closing price of the quarter ended December 28, 2014 of $101.31 for the Company’s common stock, if all of the 1.5% Notes due 2017 then outstanding were converted, 9.6 million shares would be distributed to the holders.

F – 28

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended December 28, 2014, $3.2 million aggregate principal amount of the 1.5% Notes due 2017 (“Converted Notes”) was converted at the holders’ option, and the Company delivered cash of $3.2 million and 26,626 shares of the Company’s common stock with respect to any conversion value greater than the principal amount of the Converted Notes. The Company recorded a loss of $0.4 million during the quarter ended December 28, 2014 related to the extinguishment of the Converted Notes, which represents the difference between the fair market value allocated to the liability component and the net carrying amount of the liability component and unamortized debt issuance costs on settlement date. As of December 28, 2014, after conversion of $3.2 million aggregate principal amount of the Converted Notes, the remaining aggregate principal amount of the 1.5% Notes due 2017 outstanding was $996.8 million. As of January 30, 2015, the Company had received additional conversion notices for a total of $46 thousand aggregate principal amount of the 1.5% Notes due 2017, for which conversion is expected to be completed in the first quarter of fiscal year 2015.

The Company pays cash interest at an annual rate of 1.5%, payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2011. Debt issuance costs were $18.7 million, of which $5.5 million was allocated to capital in excess of par value and $13.2 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 1.5% Notes due 2017. As of December 28, 2014, unamortized deferred issuance cost was $4.9 million.

Concurrently with the issuance of the 1.5% Notes due 2017, the Company purchased a convertible bond hedge and sold warrants. The convertible bond hedge transaction is structured to reduce the potential future economic dilution associated with the conversion of the 1.5% Notes due 2017 and, combined with the warrants, to increase the initial conversion price to $73.3250 per share. Each of these components is discussed separately below:

•
Convertible Bond Hedge. Counterparties agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The 1.5% Notes due 2017 contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through December 28, 2014, the counterparties have agreed to sell to us up to approximately 19.4 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $51.36 per share as of December 28, 2014. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the maturity date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before maturity of the convertible bond hedge. The convertible bond hedge transaction cost of $292.9 million has been accounted for as an equity transaction. The Company initially recorded approximately $1.7 million in stockholders’ equity from the deferred tax asset related to the convertible bond hedge at inception of the transaction. Through December 28, 2014, the Company had received 26,622 shares of the Company’s common stock from the exercise of a portion of the convertible note hedges related to the conversion of the $3.2 million aggregate principal amount of the 1.5% Notes due 2017.

•
Warrants. The Company received $188.1 million from the same counterparties from the sale of warrants to purchase up to approximately 19.1 million shares of the Company’s common stock at an exercise price of $73.3250 per share. The 1.5% Notes due 2017 contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through December 28, 2014, holders of the warrants may acquire up to approximately 19.5 million shares of the Company’s common stock at a strike price of $71.9005 per share as of December 28, 2014. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 28, 2014, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

F – 29

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

0.5% Convertible Senior Notes Due 2020. In October 2013, the Company issued and sold $1.5 billion in aggregate principal amount of 0.5% Convertible Senior Notes due October 15, 2020 (the “0.5% Notes due 2020”) at par. The 0.5% Notes due 2020 may be converted, under certain circumstances described below, based on an initial conversion rate of 10.8470 shares of common stock per $1,000 principal amount of notes (which represents 16.3 million shares at an initial conversion price of approximately $92.19 per share). The 0.5% Notes due 2020 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of December 28, 2014, the conversion rate was adjusted for dividends in excess of $0.225 per share paid to date to 10.8647 shares of common stock per $1,000 principal amount of notes (which represents 16.3 million shares at a conversion price of approximately $92.04 per share). The net proceeds to the Company from the sale of the 0.5% Notes due 2020 were approximately $1.48 billion.

The Company separately accounts for the liability and equity components of the 0.5% Notes due 2020. The principal amount of the liability component of $1.15 billion as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 4.43%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of December 28, 2014, the carrying value of the equity component of $352.0 million was unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 0.5% Notes due 2020 (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013
Contractual interest coupon	$7,500	$1,271
Amortization of bond issuance costs	2,551	439
Amortization of bond discount	43,527	7,486
Total interest cost recognized	$53,578	$9,196

The effective interest rate on the liability component of the 0.5% Notes due 2020 was 4.43% for the fiscal years ended December 28, 2014 and December 29, 2013. The remaining unamortized bond discount of $300.3 million as of December 28, 2014 will be amortized over the remaining life of the 0.5% Notes due 2020, which is approximately 5.8 years.

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

Upon conversion, a holder will receive the conversion value of the 0.5% Notes due 2020 to be converted equal to the conversion rate multiplied by the volume-weighted-average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each 0.5% Note due 2020 will be paid in: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, common stock (plus cash in lieu of any fractional shares of common stock). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon a “fundamental change” at any time, as defined, the Company will in some cases increase the conversion rate for a holder who elects to convert its 0.5% Notes due 2020 in connection with such fundamental change. In addition, the holders may require the Company to repurchase for cash all or a portion of their notes upon a “designated event” at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any. As of December 28, 2014, the 0.5% Notes due 2020 were not convertible.

F – 30

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company pays cash interest at an annual rate of 0.5%, payable semi-annually on April 15 and October 15 of each year, beginning April 15, 2014. Debt issuance costs were $17.6 million, of which $4.1 million was allocated to capital in excess of par value and $13.5 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 0.5% Notes due 2020. As of December 28, 2014, unamortized deferred issuance cost was $11.2 million.

Concurrently with the issuance of the 0.5% Notes due 2020, the Company purchased a convertible bond hedge and sold warrants. The convertible bond hedge transaction is structured to reduce the potential future economic dilution associated with the conversion of the 0.5% Notes due 2020 and, combined with the warrants, to increase the initial conversion price to $122.9220 per share. Each of these components is discussed separately below:

•
Convertible Bond Hedge. Counterparties agreed to sell to the Company up to approximately 16.3 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The 0.5% Notes due 2020 contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through December 28, 2014, the counterparties have agreed to sell to us up to approximately 16.3 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.04 per share as of December 28, 2014. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 0.5% Notes due 2020, on the maturity date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 0.5% Notes due 2020. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before maturity of the convertible bond hedge. The convertible bond hedge transaction cost of $331.7 million has been accounted for as an equity transaction. The Company initially recorded approximately $119.5 million in stockholders’ equity from the deferred tax asset related to the convertible bond hedge at inception of the transaction. As of December 28, 2014, the Company had not purchased any shares under this convertible bond hedge agreement.

•
Warrants. The Company received $217.8 million from the same counterparties from the sale of warrants to purchase up to approximately 16.3 million shares of the Company’s common stock at an exercise price of $122.9220 per share. The 0.5% Notes due 2020 contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through December 28, 2014, holders of the warrants may acquire up to approximately 16.3 million shares of the Company’s common stock at a strike price of $122.7218 per share as of December 28, 2014. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 28, 2014, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

F – 31

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Stock Repurchases

The Company’s Board of Directors authorized in October 2011 a program to repurchase up to $500.0 million of shares of the Company’s common stock.  The stock repurchase program was increased by an additional $750.0 million by the Company’s Board of Directors in December 2012 and was fully expended by the end of the third quarter of fiscal year 2013.  In July 2013, the Company’s Board of Directors authorized a new stock repurchase program of $2.5 billion, of which $626.7 million remained available for stock repurchases as of December 28, 2014. In January 2015, the Company’s Board of Directors increased the stock repurchase program by an additional $2.5 billion. The current stock repurchase program will remain in effect until the available funds have been expended or the Company’s Board of Directors terminates the program.

Under the Company’s stock repurchase program, shares repurchased are recorded as a reduction to Capital in excess of par value and Retained earnings in the Company’s Consolidated Balance Sheets. The repurchases will be made from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5‑1 of the Securities Exchange Act, or in structured stock repurchase programs, and may be made in one or more repurchases, in compliance with Rule 10b‑18 of the Securities Exchange Act. Stock repurchases are subject to market conditions, applicable legal requirements and other factors. The stock repurchase program does not obligate the Company to acquire any specific number of common stock, or any shares at all, and may be suspended at any time at the Company’s discretion. As part of the stock repurchase program, the Company has entered into, and may continue to enter into, structured stock repurchase transactions with financial institutions. These agreements generally require that the Company make an up-front payment in exchange for the right to receive a fixed number of shares of its common stock upon execution of the agreement, with a potential increase or decrease in the number of shares at the end of the term of the agreement.

In the third quarter of fiscal year 2013, under the Company’s stock repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to purchase $1.0 billion of the Company’s common stock. In exchange for an up-front payment of $1.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which ended on April 8, 2014. During the third quarter of fiscal year 2013, 14.5 million shares were initially delivered to the Company under this ASR agreement. The up-front payment of $1.0 billion was accounted for as a reduction to Stockholders’ equity in the Company’s Consolidated Balance Sheet. In April 2014, the ASR was settled and the Company received an additional 0.6 million shares from the financial institution for a total of 15.1 million shares, which resulted in a volume-weighted-average price of $66.07 per share.

The Company reflected the ASR as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock. The forward contract met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument.

Under the Company’s stock repurchase programs, since the fourth quarter of fiscal year 2011 through December 28, 2014, the Company spent an aggregate $3.12 billion to repurchase 45.3 million shares. Included in the aggregate repurchase activity are 14.3 million shares that were repurchased for an aggregate amount of $1.30 billion during the fiscal year ended December 28, 2014. In addition to repurchases under the Company’s stock repurchase program, during the fiscal year ended December 28, 2014, the Company spent $41.3 million to settle employee tax withholding obligations due upon the vesting of restricted stock units (“RSUs”) and withheld an equivalent value of shares from the shares provided to the employees upon vesting.

F – 32

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Concentration of Risk and Segment Information

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

Other than sales in the U.S., China and Taiwan, no individual country represented more than 10% of the Company’s revenue. Intercompany sales between geographic areas have been eliminated.

Revenue by geographic areas for fiscal years 2014, 2013 and 2012 were as follows (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
United States	$1,136,284	$877,759	$714,293
China	2,026,122	1,887,207	1,195,617
Taiwan	864,461	958,705	981,801
Other Asia-Pacific	1,464,720	1,363,927	1,290,291
Europe, Middle East and Africa	814,817	780,079	642,494
Other foreign countries	321,297	302,326	228,013
Total	$6,627,701	$6,170,003	$5,052,509

Product revenue from customers is designated based on the geographic location to which the product is delivered. License and royalty revenue is attributed to countries based upon the location of the headquarters of the licensee.

Long-lived assets by geographic area were as follows (in thousands):

	December 28, 2014	December 29, 2013
United States	$314,578	$313,959
Japan	503,234	553,318
China	283,533	299,704
Other foreign countries	150,918	47,070
Total	$1,252,263	$1,214,051

Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets property and equipment, long-term equity investments in Flash Ventures and other equity investments, and attributes those investments to the location of the investee’s primary operations.

Customer and Supplier Concentrations. A limited number of customers or licensees have accounted for a substantial portion of the Company’s revenue. Revenue from the Company’s top 10 customers or licensees accounted for approximately 48%, 49% and 43% of the Company’s revenue for fiscal years 2014, 2013 and 2012, respectively. In fiscal years 2014, 2013 and 2012, Apple Inc. (“Apple”) accounted for 19%, 20% and 13% of the Company’s revenue, respectively.

All of the Company’s flash memory system products require silicon wafers for the memory and controller components. The Company’s memory wafers are currently supplied almost entirely from Flash Ventures and the controller wafers are all manufactured by third‑party subcontractors. The failure of any of these sources to deliver silicon wafers could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the employees of Toshiba Corporation (“Toshiba”) that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt the Company’s wafer supply from Toshiba’s Yokkaichi, Japan operations.

F – 33

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, some key components are purchased from single source vendors for which alternative sources are currently not available. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it could reduce sales, which could have a material adverse effect upon its results of operations. The Company also relies on third‑party subcontractors to assemble and test a portion of its products. The Company does not have long-term contracts with some of these subcontractors and cannot directly control product delivery schedules or manufacturing processes. This could lead to product shortages or quality assurance problems that could increase the manufacturing costs of the Company’s products and have material adverse effects on the Company’s operating results.

Concentration of Credit Risk. The Company’s concentration of credit risk consists principally of cash, cash equivalents, short and long-term marketable securities and trade receivables. The Company’s investment policy restricts investments to high-credit quality investments and limits the amounts invested with any one issuer. The Company sells to Commercial and Retail customers in the Americas; Europe, Middle East and Africa (“EMEA”); and Asia-Pacific. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. As of December 28, 2014 and December 29, 2013, the Company’s top 10 customers or licensees accounted for approximately 68% and 64% of the Company’s net accounts receivable, respectively. As of December 28, 2014, Apple and Best Buy Co., Inc. (“Best Buy”) accounted for 34% and 10% of the Company’s net accounts receivable, respectively. As of December 29, 2013, Apple and Best Buy accounted for 32% and 11% of the Company’s net accounts receivable, respectively.

Off-Balance Sheet Risk. The Company has off-balance sheet financial obligations. See Note 14, “Commitments, Contingencies and Guarantees.”

F – 34

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Stockholders’ Equity and Share‑based Compensation

Dividends

During the fiscal year ended December 28, 2014, the Company’s Board of Directors declared the following dividends:

Declaration Date	Dividend per Share	Record Date	Total Amount Declared	Payment Date
			(In millions)
January 21, 2014	$0.225	February 3, 2014	$51.7	February 24, 2014
April 15, 2014	0.225	May 5, 2014	52.0	May 27, 2014
July 15, 2014	0.300	August 4, 2014	68.5	August 25, 2014
October 15, 2014	0.300	November 3, 2014	67.5	November 24, 2014

On January 21, 2015, the Company’s Board of Directors declared a dividend of $0.30 per share for holders of record as of March 2, 2015, which is to be paid on March 23, 2015. Future dividends are subject to declaration by the Company’s Board of Directors.

Share‑based Benefit Plans

2013 Incentive Plan. On June 12, 2013, the Company’s stockholders approved the 2013 Incentive Plan (“2013 Plan”). Shares of the Company’s common stock may be issued under the 2013 Plan pursuant to two separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights (“SARs”) may be granted to officers and other employees, non-employee board members and independent consultants, and (ii) the stock issuance and cash bonus program under which eligible persons may, at the discretion of the plan administrator, be issued shares of the Company’s common stock pursuant to restricted stock awards, restricted stock units (“RSUs”) or other share-based awards which vest upon the completion of a designated service period or the attainment of pre-established performance milestones, be awarded cash bonus opportunities which are earned through the attainment of pre-established performance milestones, or be issued shares of the Company’s common stock through direct purchase or as a bonus for services rendered to the Company. Options eligible for exercise may be exercised for shares of the Company’s common stock at any time prior to the expiration of the seven-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company. Outstanding RSU awards under the 2013 Plan have dividend equivalent rights which entitle holders of RSUs to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. Dividend equivalent rights are accumulated and paid when the underlying shares vest. A total of 20,000,000 shares of the Company’s common stock have initially been reserved for issuance under the 2013 Plan. The 2013 Plan share reserve may be increased by up to 10,000,000 shares of common stock to the extent that outstanding share-based awards under the 1995 Stock Option Plan and the 2013 Plan expire, terminate or lapse, of which 762,444 shares of common stock as of December 28, 2014 had been added to the 2013 Plan share reserve. All options granted under the 2013 Plan are granted with an exercise price equal to the fair market value of the common stock on the date of grant and will expire seven years from the date of grant.

2005 Incentive Plan. The 2005 Incentive Plan terminated on June 12, 2013 and no further share-based awards were made under this plan after that date. Share-based awards that were outstanding under this plan as of December 28, 2014 continue to be governed by their existing terms. Options eligible for exercise may be exercised for shares of the Company’s common stock at any time prior to the expiration of the seven‑year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company. Outstanding RSU awards under this plan have dividend equivalent rights, which entitle holders of RSUs to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs.

1995 Stock Option Plan. This plan terminated on May 27, 2005 and no further option grants were made under the plans after that date. Options eligible for exercise that were outstanding under these plans as of December 28, 2014 continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten‑year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company.

F – 35

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005 Employee Stock Purchase Plan. The 2005 Employee Stock Purchase Plan (“ESPP”) was originally approved by the stockholders on May 27, 2005 and amended and restated with approval by the stockholders on June 19, 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock at the end of each six-month offering period at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The ESPP has 10,000,000 shares reserved for issuance, of which 3,706,401 shares were available to be issued as of December 28, 2014. In fiscal years 2014, 2013 and 2012, a total of 639,265 shares, 623,887 shares and 684,646 shares of common stock, respectively, were issued under this plan.

Acquired Plans. In connection with the Company’s acquisitions of Fusion‑io, SMART Storage, FlashSoft, Pliant, msystems Ltd. and Matrix Semiconductor, Inc., the Company adopted various equity incentive plans, which were effective upon completion of the applicable acquisition. Each of these plans was terminated as of the date of acquisition and no further grants were made under any of these plans after their termination. Any unvested option grants that were outstanding under these plans as of December 28, 2014 continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock. Vested options may be exercised for shares of the Company’s common stock at any time prior to the expiration of the option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company.

Accounting for Share-based Compensation Expense

For share-based awards expected to vest, compensation cost is based on the grant-date fair value. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards, net of estimated forfeitures.

Valuation Assumptions

The Company estimates the fair value of stock options granted and ESPP shares issued using the Black-Scholes-Merton option-pricing formula and a single-option award approach. The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience for similar awards, giving consideration to the contractual terms of the share-based awards. The Company’s expected volatility is based on the implied volatility of its traded options. The Company’s dividend yield is based on the annualized dividend and the share price at each dividend declaration date. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

Option Plan Shares. The fair value of the Company’s stock options granted to employees, officers and non-employee board members, excluding unvested stock options assumed through acquisitions, was estimated using the following annual weighted-average assumptions:

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Dividend yield	1.14% - 1.42%	0% - 1.65%	—%
Expected volatility	0.32	0.37	0.43
Risk-free interest rate	1.22%	0.74%	0.60%
Expected term	4.4 years	4.4 years	4.3 years
Estimated annual forfeiture rate	8.79%	8.51%	8.59%
Weighted-average fair value at grant date	$18.96	$16.26	$16.45

RSU Plan Shares. The fair value of the Company’s RSU awards granted, excluding unvested RSU awards assumed through acquisitions, was valued using the closing price of the Company’s stock price on the date of grant.

F – 36

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan Shares. The fair value of shares issued under the Company’s ESPP program was estimated using the following weighted-average assumptions:

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Dividend yield	1.14% - 1.25%	0% - 1.65%	—%
Expected volatility	0.31	0.34	0.41
Risk-free interest rate	0.07%	0.11%	0.15%
Expected term	½ year	½ year	½ year
Weighted-average fair value at purchase date	$19.39	$13.08	$11.87

Share‑based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and SARs activities under all of the Company’s share‑based compensation plans as of December 28, 2014 and changes during the three fiscal years ended December 28, 2014 are presented below (in thousands, except for weighted-average exercise price and remaining contractual term):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding as of January 1, 2012	17,559	$36.55	3.4	$257,251
Granted	2,336	46.49
Exercised	(3,403)	21.32		81,622
Forfeited	(469)	38.12
Expired	(597)	53.10
Options and SARs outstanding as of December 30, 2012	15,426	40.73	3.2	109,411
Granted	1,142	52.69
Exercised	(7,362)	35.53		163,992
Forfeited	(433)	43.72
Expired	(2,363)	60.70
Options assumed through acquisition	183	19.37
Options and SARs outstanding as of December 29, 2013	6,593	40.66	4.2	195,018
Granted	1,032	76.82
Exercised	(3,635)	40.54		163,623
Forfeited	(318)	51.88
Expired	(9)	41.09
Options assumed through acquisition	427	68.49
Options and SARs outstanding as of December 28, 2014	4,090	51.94	4.5	202,044
Options and SARs vested and expected to vest after December 28, 2014, net of forfeitures	3,864	51.23	4.4	193,621
Options and SARs exercisable as of December 28, 2014	1,547	38.53	3.2	97,107

As of December 28, 2014, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $36.2 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.2 years. As of December 28, 2014, the Company had fully expensed all of its SARs awards.

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

F – 37

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in RSUs outstanding under the Company’s share‑based compensation plans during the three fiscal years ended December 28, 2014 is presented below (in thousands, except for weighted-average grant date fair value):

	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units as of January 1, 2012	2,051	$40.22	$100,913
Granted	1,840	45.04
Vested	(646)	47.75	29,479
Forfeited	(227)	42.85
Assumed through acquisition	59	46.63
Non-vested share units as of December 30, 2012	3,077	43.51	131,622
Granted	2,665	53.99
Vested	(950)	41.97	50,268
Forfeited	(338)	46.93
Non-vested share units as of December 29, 2013	4,454	49.87	221,457
Granted	2,888	81.62
Vested	(1,594)	51.19	129,945
Forfeited	(606)	70.81
Assumed through acquisition	445	94.35
Non-vested share units as of December 28, 2014	5,587	67.18	375,366

As of December 28, 2014, the total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was approximately $244.8 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.6 years.

Employee Stock Purchase Plan. As of December 28, 2014, the total unrecognized compensation cost related to ESPP was approximately $1.5 million, and this amount is expected to be recognized over a period of two months.

Share‑based Compensation Expense. The following tables set forth the detailed allocation of the share‑based compensation expense (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Share‑based compensation expense by caption:
Cost of revenue	$14,720	$9,820	$7,459
Research and development	74,842	51,521	41,009
Sales and marketing	35,972	19,193	14,585
General and administrative	29,779	19,222	15,390
Total share‑based compensation expense	155,313	99,756	78,443
Total tax benefit recognized	(42,685)	(28,183)	(20,122)
Decrease in net income	$112,628	$71,573	$58,321

Share‑based compensation expense by type of award:
Stock options	$35,607	$32,803	$35,428
RSUs	108,259	59,962	35,260
ESPP	11,447	6,991	7,755
Total share‑based compensation expense	155,313	99,756	78,443
Total tax benefit recognized	(42,685)	(28,183)	(20,122)
Decrease in net income	$112,628	$71,573	$58,321

F – 38

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share‑based compensation expense of $4.3 million and $2.7 million related to manufacturing personnel was capitalized into inventory as of December 28, 2014 and December 29, 2013, respectively.

In the fiscal year ended December 28, 2014, the Company recognized $10.8 million in share-based compensation expense related to acceleration of equity awards held by former Fusion-io employees.

The total grant date fair value of options and RSUs vested during the three fiscal years ended December 28, 2014 was as follows (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Options	$37,986	$36,703	$37,674
RSUs	81,619	39,885	24,327
Total grant date fair value of vested options and RSUs	$119,605	$76,588	$62,001

F – 39

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Restructuring and Other

During the fiscal year ended December 28, 2014, the Company recorded the following in Restructuring and other (in thousands):

Restructuring costs	$12,050
Other costs	20,941
Total restructuring and other	$32,991

Restructuring Costs. During the six months ended December 28, 2014, the Company implemented a restructuring plan which primarily consisted of reductions in workforce in certain functions of the organization, primarily in the U.S. and certain foreign countries, because of redundant activities due to the Fusion‑io acquisition, as well as realignment of certain projects. A restructuring charge of $12.0 million was recorded during the fiscal year ended December 28, 2014, of which $11.4 million related to severance and benefits for involuntary termination of personnel in manufacturing operations, research and development, sales and marketing, and general and administrative functions of approximately 143 employees. The remaining $0.6 million was primarily for asset disposals and an excess lease obligation. All expenses, including adjustments, associated with the restructuring plan are included in Restructuring and other in the Company’s Consolidated Statements of Operations.

The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve as of December 28, 2014 (in thousands):

	Severance and Benefits	Other Charges	Total
Accrual balance at December 29, 2013	$—	$—	$—
Charges	11,437	585	12,022
Adjustments	33	(5)	28
Cash payments	(6,699)	(25)	(6,724)
Non-cash items	—	(515)	(515)
Accrual balance at December 28, 2014	$4,771	$40	$4,811

The Company anticipates that the remaining restructuring reserve balance will be paid out in cash through the second quarter of fiscal year 2015 in connection with the Company’s employee transition program.

Other Costs. During the fiscal year ended December 28, 2014, the Company recognized other costs of $20.9 million related to its acquisition of Fusion‑io. Direct acquisition-related costs of $9.1 million primarily consisted of expenses incurred for legal, banker, accounting and tax fees. The remaining costs incurred were primarily related to certain employee change of control charges, employee retention bonus payments and litigation and integration expenses.

F – 40

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Provision for Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Current:
Federal	$388,532	$359,012	$74,258
State	12,404	9,972	(824)
Foreign	88,563	103,981	101,710
	489,499	472,965	175,144
Deferred:
Federal	10,544	27,328	45,383
State	(13,250)	2,645	1,634
Foreign	(5,209)	(29,446)	(12,649)
	(7,915)	527	34,368
Provision for income taxes	$481,584	$473,492	$209,512

Income before provision for income taxes consisted of the following (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
United States	$1,319,528	$1,436,470	$518,509
Foreign	169,502	79,679	108,407
Total	$1,489,030	$1,516,149	$626,916

The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rates to income before taxes as follows:

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.8	0.6	0.3
Non-deductible share-based compensation expense	1.0	0.5	1.3
Valuation allowance	0.8	(0.1)	0.2
Tax-exempt interest income	(0.6)	(0.7)	(1.9)
Foreign earnings at other than U.S. rates	(2.2)	(2.9)	(1.2)
Settlements with tax authorities	(1.7)	—	(0.6)
Other	(0.8)	(1.2)	0.3
Effective income tax rates	32.3%	31.2%	33.4%

The Company’s earnings and taxes resulting from foreign operations are largely attributable to its Chinese, Irish, Israeli and Japanese entities.

F – 41

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes. Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	December 28, 2014	December 29, 2013
Deferred tax assets:
Deferred income on shipments to distributors and retailers and deferred revenue recognized for tax purposes	$65,002	$68,117
Accruals and reserves not currently deductible	98,342	63,236
Depreciation and amortization not currently deductible	96,735	81,245
Deductible share-based compensation	32,679	28,684
Unrealized loss on investments	10,045	13,620
Unrealized foreign exchange loss	10,357	8,061
Net operating loss carryforwards	196,809	36,422
Tax credit carryforwards	61,134	37,905
Other	22,100	24,667
Gross deferred tax assets	593,203	361,957
Valuation allowance	(96,128)	(52,105)
Deferred tax assets, net of valuation allowance	497,075	309,852

Deferred tax liabilities:
Acquired intangible assets	(146,955)	(2,701)
Unrealized gain on investments	(2,007)	(5,939)
Unrealized foreign exchange gain	—	(3,127)
U.S. taxes provided on unremitted earnings of foreign subsidiaries	(28,844)	(28,844)
Total deferred tax liabilities	(177,806)	(40,611)
Net deferred tax assets	$319,269	$269,241

The Company assesses its valuation allowance recorded against deferred tax assets on a regular and periodic basis. The assessment of valuation allowance against deferred tax assets requires estimations and significant judgment. The Company continues to assess and adjust its valuation allowance based on operating results and market conditions. During fiscal years 2014, 2013 and 2012, based on weighing both the positive and negative evidence available, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets, the Company determined that it is able to realize most of its deferred tax assets with the exception of certain loss and credit carryforwards.

The Company has federal and state net operating loss carryforwards of $513.2 million and $453.7 million, respectively. The net operating losses will begin to expire in fiscal year 2015 if not utilized. The Company also has Federal and California research credit carryforwards of $13.1 million and $77.3 million, respectively. Federal research credits can be carried forward 20 years, while California research credits can be carried forward to future years indefinitely. Some of these carryforwards are subject to annual limitations, including under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended, for U.S. tax purposes and similar state provisions.

As of December 28, 2014, the Company had not made a provision for U.S. income taxes or foreign withholding taxes on $969.1 million of undistributed earnings of foreign subsidiaries as the Company intends to indefinitely reinvest these earnings outside the U.S. to fund its international capital expenditures and operating requirements. The Company determined that it is not practicable to calculate the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings. If these earnings were distributed to the U.S., the Company would be subject to additional U.S. income taxes and foreign withholding taxes reduced by any available foreign tax credits.

The tax benefit from share-based plans was applied to capital in excess of par value in the amount of $45.1 million, $0.6 million and $11.7 million in fiscal years 2014, 2013 and 2012, respectively.

F – 42

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Balance, beginning of year	$185,250	$179,522	$185,826
Additions:
Tax positions related to current year	17,656	8,255	8,164
Tax positions related to prior years	14,411	15,938	942
Reductions:
Tax positions related to prior years	(9,597)	(1,737)	(7,186)
Expiration of statute of limitations	(8,039)	(7,419)	(2,003)
Settlements with taxing authorities	(71,121)	—	—
Foreign currency translation adjustment	(3,387)	(9,309)	(6,221)
Balance, end of year	$125,173	$185,250	$179,522

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $100.4 million as of December 28, 2014. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of December 28, 2014 and December 29, 2013 was $30.1 million and $32.7 million, respectively. Interest and penalties, net, included in the Company’s tax expense was ($0.2) million, $2.2 million and $2.9 million for fiscal years 2014, 2013 and 2012, respectively.

It is reasonably possible that the unrecognized tax benefits could decrease by approximately $56.2 million within the next 12 months as a result of the expiration of statutes of limitations and the settlement of income tax audits. The Company is currently under audit by several tax authorities in which the timing of the resolution and/or closure of these audits is highly uncertain. Therefore it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing as of December 28, 2014.

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In August 2014, the Company received and signed the closing agreement with the Internal Revenue Service (“IRS”) relating to its federal income tax returns for the years 2005 through 2008. In fiscal year 2014, the Company recorded a benefit of $25.2 million as a result of several audit settlements.

The IRS is currently conducting an examination of the Company’s federal income tax returns for fiscal years 2009 through 2011. Though the Company can reasonably expect the current cycle to be resolved within the next 12 months, the timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. In addition, the Company is currently under audit by various state and international tax authorities. The Company cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not materially harm the Company’s financial position, results of operations or liquidity.

The Company has a tax holiday in Malaysia that expires in December 2023. The impact of the tax holiday was immaterial to income taxes and earnings per share in the Company’s Consolidated Financial Statements.

F – 43

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Numerator for basic net income per share:
Net income	$1,007,446	$1,042,657	$417,404
Denominator for basic net income per share:
Weighted-average common shares outstanding	222,714	234,886	242,076
Basic net income per share	$4.52	$4.44	$1.72

Numerator for diluted net income per share:
Net income	$1,007,446	$1,042,657	$417,404
Denominator for diluted net income per share:
Weighted-average common shares outstanding	222,714	234,886	242,076
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and ESPP (assuming proceeds would be used to purchase common stock), and RSUs	3,419	3,263	3,177
1.5% Notes due 2017	8,261	2,087	—
Warrants issued in conjunction with the 1.5% Notes due 2017	3,815	—	—
Shares used in computing diluted net income per share	238,209	240,236	245,253
Diluted net income per share	$4.23	$4.34	$1.70

Anti-dilutive shares excluded from net income per share calculation	33,672	53,485	70,309

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt. Diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, ESPP, the 1.5% Notes due 2017 and warrants issued in conjunction with the 1.5% Notes due 2017. Certain common stock issuable under stock options, RSUs, the 0.5% Notes due 2020 and warrants issued in conjunction with the 0.5% Notes due 2020, has been omitted from the current year diluted net income per share calculation because the inclusion is considered anti-dilutive. Certain common stock issuable under stock options, SARs, RSUs, the 1% Notes due 2013, the 1.5% Notes due 2017, the 0.5% Notes due 2020, and warrants issued in conjunction with the 1% Notes due 2013, the 1.5% Notes due 2017 and the 0.5% Notes due 2020, has been omitted from the prior year diluted net income per share calculation because the inclusion is considered anti-dilutive.

F – 44

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Commitments, Contingencies and Guarantees

Flash Ventures

Flash Ventures, the Company’s business ventures with Toshiba, consists of three separate legal entities: Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. The Company has a 49.9% ownership interest in each of these entities and Toshiba owns 50.1% of each of these entities. Through these ventures, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products, which are manufactured by Toshiba at its wafer fabrication facility located in Yokkaichi, Japan, using semiconductor manufacturing equipment owned or leased by Flash Ventures. The entities within Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its ownership position in each Flash Ventures entity under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Ventures’ NAND wafer supply, which generally equals 50% of Flash Ventures’ output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% to 50% of Flash Ventures’ costs to the extent that Flash Ventures’ revenue from wafer sales to the Company and Toshiba are insufficient to cover these costs.

Flash Partners. Flash Partners Ltd. (“Flash Partners”) was formed in fiscal year 2004. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan. As of December 28, 2014, the Company had notes receivable from Flash Partners of $12.5 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners with the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” As of December 28, 2014 and December 29, 2013, the Company had an equity investment in Flash Partners of $167.1 million and $190.7 million, respectively, denominated in Japanese yen, adjusted by ($7.3) million and $17.3 million, respectively, of cumulative translation adjustments recorded in AOCI. The Company records basis adjustments to its equity in earnings from Flash Partners that relate to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners. In the fiscal year ended December 28, 2014, the Company recorded no basis adjustments to its equity in earnings from Flash Partners. In the fiscal years ended December 29, 2013 and December 30, 2012, the Company recorded a basis adjustment of $1.2 million and $3.0 million, respectively, to its equity earnings from Flash Partners. Flash Partners’ share of the Fab 3 fabrication facility is fully equipped.

Flash Alliance. Flash Alliance Ltd. (“Flash Alliance”) was formed in fiscal year 2006. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan. As of December 28, 2014, the Company had notes receivable from Flash Alliance of $292.7 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance with the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” As of December 28, 2014 and December 29, 2013, the Company had an equity investment in Flash Alliance of $249.5 million and $284.0 million, respectively, denominated in Japanese yen, adjusted by ($45.5) million and ($8.7) million, respectively, of cumulative translation adjustments recorded in AOCI. The Company records basis adjustments to its equity in earnings from Flash Alliance that relate to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance. In the fiscal year ended December 28, 2014, the Company recorded no basis adjustments to its equity in earnings from Flash Alliance. In the fiscal years ended December 29, 2013 and December 30, 2012, the Company recorded a basis adjustment of $6.5 million and $15.2 million, respectively, to its equity earnings from Flash Alliance. Flash Alliance’s share of the Fab 4 fabrication facility is fully equipped.

Flash Forward. Flash Forward Ltd. (“Flash Forward”) was formed in fiscal year 2010. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan. Fab 5 was built in two phases. Phase 1 of the building is fully equipped. The Phase 2 shell of Fab 5 is complete and has been partially equipped. The Phase 2 shell is currently intended to be used primarily for technology transition of the existing Flash Ventures wafer capacity to 1Y‑nanometer and 15‑nanometer technology nodes, the addition of a 3‑dimensional NAND (“3D NAND”) pilot line in the second half of 2015, and for the tools required for a planned increase in Flash Ventures wafer capacity of approximately 5%, with such wafer capacity increase expected to be completed by mid‑2015. As of December 28, 2014, the Company had notes receivable from Flash Forward of $161.9 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward with the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” As of December 28, 2014 and

F – 45

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2013, the Company had an equity investment in Flash Forward of $79.2 million and $66.7 million, respectively, denominated in Japanese yen, adjusted by ($28.4) million and ($16.2) million, respectively, of cumulative translation adjustments recorded in AOCI.

In 2014, the Company entered into a non-binding memorandum of understanding with Toshiba related to the construction and operation of Toshiba’s “New Fab 2” fabrication facility, which is primarily intended to provide space to convert Flash Ventures’ current 2D NAND capacity to 3D NAND, with expected readiness for production in 2016.

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

Off-Balance Sheet Liabilities

Flash Ventures. Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements of which the Company guarantees half of the total outstanding obligations. As of December 28, 2014, the total amount of the Company’s guarantee obligation of Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 66.4 billion Japanese yen, or approximately $551 million, based upon the exchange rate at December 28, 2014.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of December 28, 2014, Flash Ventures was in compliance with all of its master lease covenants, including the stockholders’ equity covenant with the Company’s stockholders’ equity at $6.53 billion as of December 28, 2014. If the Company’s stockholders’ equity falls below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantees under such Flash Ventures master lease agreements.

F – 46

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both initial and refinanced leases) in both Japanese yen (in billions) and U.S. dollar-equivalent (in thousands) based upon the exchange rate at December 28, 2014:

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Japanese yen)	(U.S. dollar)
Flash Partners:
March 2012	Refinanced	¥1.9	$16,074	2015
March 2014	Initial	4.6	37,967	2019
December 2014	Initial	3.2	26,932	2019
		9.7	80,973
Flash Alliance:
March 2012	Initial	5.2	43,477	2017
July 2012	Refinanced	9.8	81,271	2017
March 2014	Initial	4.5	37,479	2019
May 2014	Initial	6.1	50,256	2019
August 2014	Initial	6.4	53,040	2019
December 2014	Initial	5.0	41,418	2019
		37.0	306,941
Flash Forward:
November 2011	Initial	7.7	63,604	2016
March 2012	Initial	5.0	41,447	2017
July 2012	Initial	2.0	16,600	2017
December 2014	Initial	5.0	41,399	2019
		19.7	163,050
Total guarantee obligations		¥66.4	$550,964

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of December 28, 2014 in U.S. dollars based upon the yen/dollar exchange rate at December 28, 2014 (in thousands):

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$145,318	$15,073	$160,391
Year 2	120,164	10,236	130,400
Year 3	78,822	49,238	128,060
Year 4	45,157	8,892	54,049
Year 5	26,079	31,530	57,609
Year 6	2,564	17,891	20,455
Total guarantee obligations	$418,104	$132,860	$550,964

F – 47

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged IP infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third‑party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of December 28, 2014 and December 29, 2013, no amounts have been accrued in the Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers and employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of December 28, 2014 and December 29, 2013, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third‑party claims that NAND flash memory products manufactured and sold by Flash Ventures infringe third‑party patents. The Company has not made any indemnification payments under any such agreements. As of December 28, 2014 and December 29, 2013, no amounts have been accrued in the Company’s Consolidated Financial Statements with respect to these indemnification guarantees.

F – 48

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at December 28, 2014, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of December 28, 2014 were as follows (in thousands):

	Total		1 Year (Fiscal 2015)	2 – 3 Years (Fiscal 2016 and 2017)	4 – 5 Years (Fiscal 2018 and 2019)	More than 5 Years (Beyond Fiscal 2019)
Facility and other operating leases	$65,416		$15,166	$21,062	$15,509	$13,679
Flash Partners(1)	661,820	(5)(6)	206,713	256,768	157,159	41,180
Flash Alliance(1)	1,656,655	(5)(6)	655,083	599,075	360,615	41,882
Flash Forward(1)	905,736	(5)(6)	302,332	351,883	189,082	62,439
Toshiba research and development	39,298	(5)	39,298	—	—	—
1.5% Notes due 2017 principal and interest(2)	1,041,644		14,954	1,026,690	—	—
0.5% Notes due 2020 principal and interest(3)	1,545,000		7,500	15,000	15,000	1,507,500
Noncancelable production purchase commitments(4)	241,663	(5)	241,663	—	—	—
Capital equipment purchase commitments(7)	125,856		125,744	112	—	—
Operating expense commitments(8)	43,251		42,911	340	—	—
Total contractual cash obligations	$6,326,339		$1,651,364	$2,270,930	$737,365	$1,666,680

(1)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses. Funding commitments assume no additional operating lease guarantees; new operating lease guarantees can reduce funding commitments.

(2)
In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Notes due 2017. As of December 28, 2014, $3.2 million aggregate principal amount was converted and settled. As of January 30, 2015, the Company had received additional conversion notices for a total of $46 thousand aggregate principal amount of the 1.5% Notes due 2017, for which conversion is expected to be completed in the first quarter of fiscal year 2015. The Company will pay cash interest on the outstanding notes at an annual rate of 1.5%, payable semi-annually on August 15 and February 15 of each year until August 15, 2017.

(3)
In October 2013, the Company issued and sold $1.5 billion in aggregate principal amount of 0.5% Notes due 2020. The Company will pay cash interest on the outstanding notes at an annual rate of 0.5%, payable semi-annually on April 15 and October 15 of each year until October 15, 2020.

(4)	Includes Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(5)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at December 28, 2014.

(6)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

(7)	Excludes $119.2 million in capital expenditures not yet paid in cash.

(8)	Excludes amounts in accounts payable and accrued liabilities not yet paid in cash.

The Company has excluded $132.3 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at December 28, 2014. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

F – 49

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Arrangements. Off-balance sheet arrangements were as follows (in thousands):

December 28, 2014
Guarantee of Flash Ventures equipment leases (1)	$550,964
Guarantee of asset purchase in Bangalore, India (2)	25,483

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 66.4 billion Japanese yen, or approximately $551 million based upon the exchange rate at December 28, 2014.

(2)
The Company is committed to purchase land and a building shell in Bangalore, India, if the seller is able to obtain necessary third‑party and government approvals by June 1, 2015.  The Company’s purchase obligation was approximately $25 million based upon the exchange rate at December 28, 2014.  The Company is currently making building improvements on the facility and has received a bank guarantee of up to approximately $17 million, based upon the exchange rate at December 28, 2014, from the seller to refund its building improvement expenditures if the purchase obligation expires unexercised.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2015 through fiscal year 2026. Future minimum lease payments are presented below (in thousands):

Future minimum lease payments
Fiscal year:
2015	$15,731
2016	11,404
2017	9,804
2018	8,708
2019 and thereafter	20,480
Operating leases, gross	66,127
Sublease income to be received in the future under noncancelable subleases	(711)
Operating leases, net	$65,416

Net rent expense was as follows (in thousands):

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Rent expense, net	$13,022	$6,473	$6,366

F – 50

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Related Parties and Strategic Investments

Flash Ventures with Toshiba. The Company owns 49.9% of each entity within Flash Ventures and accounts for its ownership position under the equity method of accounting. The Company’s obligations with respect to Flash Ventures’ master lease agreements, take-or-pay supply arrangements and R&D cost sharing are described in Note 14, “Commitments, Contingencies and Guarantees.” The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments. Entities within Flash Ventures are VIEs. The Company evaluated whether it is the primary beneficiary of any of the entities within Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities. In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities. The Company concluded, based upon its 49.9% ownership, the voting structure and the manner in which the day-to-day operations are conducted for each entity within Flash Ventures, that the Company lacked the power to direct most of the activities that most significantly impact the economic performance of each entity within Flash Ventures.

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures, totaling $1.91 billion, $1.87 billion and $2.71 billion during the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. The Company received loan repayments from Flash Ventures of $231.4 million, $124.8 million and $511.3 million during the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. At December 28, 2014 and December 29, 2013, the Company had accounts payable balances due to Flash Ventures of $136.1 million and $146.0 million, respectively.

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

	December 28, 2014	December 29, 2013
Notes receivable	$467	$593
Equity investments	496	541
Operating lease guarantees	551	492
Prepayments	—	5
Maximum estimable loss exposure	$1,514	$1,631

As of both December 28, 2014 and December 29, 2013, the Company’s retained earnings included undistributed earnings of Flash Ventures of $8.1 million.

The following summarizes the aggregated financial information for Flash Ventures, which includes both the Company and Toshiba’s portions (in millions).

	December 28, 2014	December 29, 2013
	(Unaudited)
Current assets	$494	$631
Property, plant, equipment, net and other assets	2,602	2,802
Total assets	$3,096	$3,433
Current liabilities	$1,160	$1,144
Long-term liabilities	934	1,186

F – 51

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the aggregated financial information for Flash Ventures, which includes both the Company and Toshiba’s portions, for fiscal years 2014, 2013 and 2012, respectively (in millions). Flash Ventures’ year-ends are March 31, with quarters ending on March 31, June 30, September 30 and December 31.

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(Unaudited)
Net sales(1)	$3,296	$3,589	$4,787
Gross profit	18	31	8
Net income (loss)	—	28	(15)

(1)	Net sales represent sales to both the Company and Toshiba.

Solid State Storage Solutions, Inc. Solid State Storage Solutions, Inc. (“S4”) is a venture with third parties to license IP. S4 qualifies as a VIE. The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Consolidated Financial Statements for all periods presented. The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities. S4’s assets and liabilities were not material to the Company’s Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013.

F – 52

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Stockholders’ Rights Plan

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

F – 53

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Business Acquisitions

The Consolidated Financial Statements include the operating results of the acquired businesses described below from the respective dates of acquisition. Pro forma results of operations have not been presented as the prior-period financial results of the acquired businesses are not considered material to the Company. None of the goodwill was deductible for tax purposes.

Fusion‑io, Inc. On July 23, 2014, the Company acquired 100% of Fusion‑io, a leading developer of flash-based, Peripheral Component Interconnect Express (“PCIe”) hardware and software solutions that enhance application performance in enterprise and hyperscale data centers. The Company expects this acquisition to accelerate its efforts to enable the flash-transformed data center, helping companies better manage increasingly heavy data workloads at a lower total cost of ownership. The total aggregate consideration to acquire Fusion-io was $1.26 billion and comprised of the following (in thousands):

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

F – 54

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of the tangible and intangible assets acquired and liabilities assumed from, and goodwill attributed to, the Fusion‑io acquisition as of July 23, 2014, and reflects adjustments made during the open measurement period to finalize the purchase accounting (in thousands):

Cash	$190,336
Accounts receivable, net	67,666
Inventory	76,780
Deferred tax asset, net	54,490
Finite-lived intangible assets	382,000
IPR&D	61,000
Goodwill	513,398
Other assets	30,498
Other current liabilities	(94,016)
Other non-current liabilities	(18,609)
Total purchase price	$1,263,543

Goodwill in the table above was reduced by $29.3 million during the three months ended December 28, 2014 in connection with the finalization of the purchase accounting, due primarily to the recognition of deferred tax assets associated with the divestiture of the io‑Control product line of Fusion‑io. The divestiture of the product line was deemed immaterial to the Company’s Consolidated Financial Statements.

The following table presents the fair value of the intangible assets acquired (in thousands):

	Weighted-Average Useful Lives	Fair Value
Intangible assets:
Developed technology	5 years	$271,000
Customer relationships	1.5 years	57,000
Trademark and trade names	5 years	54,000
IPR&D		61,000
Total intangible assets acquired, excluding goodwill		$443,000

The initial weighted-average amortization period for the finite-lived intangible assets was 4.5 years. The intangible assets are amortized on a straight-line basis over the period which the economic benefits of the intangible assets are expected to be utilized. The goodwill resulted from expected synergies from the transaction, including complementary products that will enhance the Company’s overall product portfolio.

In-process Research and Development. A portion of the Fusion‑io purchase price was allocated to acquired IPR&D. The value of the IPR&D project was determined by estimating the future net cash flows and by discounting them to their present values, which represents an established valuation technique in the high-technology computer industry.

The net cash flows from the IPR&D project were based on estimates of revenues, costs of revenues, research and development expenses, including costs to complete the project, selling, marketing and administrative expenses, and income taxes from the project. The estimated net revenues and gross margins were based on projections of the project and were in line with industry averages. Estimated total net revenues from the project were expected to grow through fiscal year 2019 and to decline thereafter as other new technologies are expected to become available and the technology approaches the end of its life cycle. Estimated operating expenses included research and development expenses, which included costs to bring the project to technological feasibility and costs associated with ongoing maintenance after a product is released, as well as selling, marketing and administrative expenses based on historical and expected direct expenses. The Company believes the assumptions used in the valuation were reasonable at the time of the acquisition.

F – 55

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate used in the analysis of the IPR&D project reflects the Company’s structural tax rate based on the Company’s historical operating model and related tax planning. A discount rate (the rate utilized to discount the net cash flows to their present values) of 17.5% was used in computing the present value of net cash flows for the project. The percentage of completion was determined using costs incurred by Fusion-io prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the project to technological feasibility.

Direct Acquisition-related Costs. Direct acquisition-related costs of $11.7 million during the fiscal year ended December 28, 2014 were related to legal, banker, accounting and tax fees, of which $2.6 million were expensed to General and administrative expense in the second quarter of fiscal year 2014, and $9.1 million were expensed to Restructuring and other expense in the second half of fiscal year 2014 in the Company’s Consolidated Statement of Operations.

SMART Storage Systems. On August 22, 2013, the Company completed its acquisition of SMART Storage, a developer of enterprise solid state drives (“SSDs”). The Company expects this acquisition to enhance its enterprise storage product portfolio. The Company acquired 100% of the outstanding shares of SMART Storage through an all-cash transaction. The total aggregate consideration to acquire SMART Storage was $305.1 million and comprised of the following (in thousands):

Purchase Price
Cash consideration	$304,982
Fair value of assumed stock options attributed to pre-combination service	136
Total purchase price	$305,118

The Company assumed all outstanding unvested SMART Storage stock option awards, which were converted into 183,069 options to purchase the Company’s common stock. The fair value of these unvested stock options was determined using the Black-Scholes-Merton valuation model.

The weighted-average fair value of the assumed unvested stock option awards was $41.15 and was determined using the Black-Scholes-Merton valuation model and included the following assumptions:

Dividend yield	1.60%
Expected volatility	0.32
Risk-free interest rate	0.33%
Weighted average expected life	1.4 years

The fair value of the assumed unvested stock option attributed to post-combination services of $6.8 million was not included in the consideration transferred and will be recognized over the awards’ remaining requisite service periods.

F – 56

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of the tangible and intangible assets acquired and liabilities assumed from, and goodwill attributed to, the SMART Storage acquisition as of August 22, 2013, and reflects adjustments made through the measurement period to finalize the purchase accounting (in thousands):

Cash	$1,423
Accounts receivable, net	7,827
Inventory	29,331
Deferred taxes - current	921
Other current assets	28,002
Property and equipment	5,734
Deferred taxes - non-current	3,338
Finite-lived intangible assets	162,200
IPR&D	6,300
Goodwill	115,594
Other assets	149
Accounts payable	(11,746)
Other current liabilities	(34,976)
Other non-current liabilities	(8,979)
Total purchase price	$305,118

An existing $25.5 million liability that SMART Storage owed SMART Holdings, (the “Seller”), was not settled prior to the closing of the acquisition of SMART Storage in accordance with the purchase agreement. The Seller was contractually obligated to refund $25.5 million of the purchase price for this unsettled liability. As of December 29, 2013, the purchase price refund receivable and unsettled liability were recorded gross in Other current assets and Other current liabilities of the acquired tangible assets and liabilities of SMART Storage, respectively, as the Company did not have the legal right to offset. The Company settled the liability to the Seller and the Seller refunded the Company for the same amount in the first quarter of fiscal year 2014.

The following table presents the fair value of the intangible assets acquired (in thousands):

	Weighted-Average Useful Lives	Fair Value
Intangible assets:
Developed technology	4 years	$146,100
Trademark and trade names	4 years	8,500
Customer relationships	2 years	7,600
IPR&D		6,300
Total intangible assets acquired, excluding goodwill		$168,500

The initial weighted-average amortization period for the finite-lived intangible assets was 3.9 years. The intangible assets are amortized on a straight-line basis over the period which the economic benefits of the intangible assets are expected to be utilized. The goodwill resulted from expected synergies from the transaction, including the Company’s supply of NAND flash and complementary products that will enhance the Company’s overall product portfolio. The Company did not record a deferred tax liability due to certain tax incentives awarded by the Malaysian government.

Direct Acquisition-related Costs. Direct acquisition-related costs of $3.1 million during the fiscal year ended December 29, 2013 were related to legal, regulatory and accounting fees, and were expensed to General and administrative expense in the Consolidated Statement of Operations.

F – 57

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.	Litigation

From time to time, the Company is involved in various litigation matters, including those described below, among others. The litigation proceedings in which the Company is involved from time to time may include matters such as IP, antitrust, commercial, labor, class action and insurance disputes. The semiconductor industry is characterized by significant litigation seeking to enforce patent and other IP rights. The Company has enforced, and likely will continue to enforce, its own IP rights through litigation and related proceedings.

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

Patent Infringement and Antitrust Litigation With Round Rock Research LLC. On October 27, 2011, in response to infringement allegations by Round Rock Research LLC (“Round Rock”), the Company filed a lawsuit against Round Rock in the U.S. District Court for the Northern District of California. The lawsuit seeks a declaratory judgment that 12 Round Rock patents are invalid and/or not infringed by flash memory products sold by the Company. Round Rock has since withdrawn its infringement allegations as to eight of the patents. The parties filed several motions for summary judgment directed to various claims and defenses. On June 13, 2014, the Company won multiple summary judgment motions, which included a ruling that it did not infringe two of the remaining four patents based on patent exhaustion because its memories were purchased from an authorized licensee and other rulings limiting the potential damages from the other two patents. On July 3, 2014, Round Rock dismissed the two remaining patents in the case in order to appeal the court’s summary judgment rulings. The court entered final judgment on July 3, 2014. On July 23, 2014, Round Rock filed a notice of appeal.

On May 3, 2012, Round Rock filed an action in the U.S. District Court for the District of Delaware alleging that the Company infringed eleven patents, and subsequently filed an amended complaint alleging that the Company’s infringement was willful. The parties agreed to dismiss one patent from this Delaware lawsuit that was also being litigated in the California case described above. On January 16, 2015, the court commenced a jury trial on liability issues as to two of the asserted patents. On January 28, 2015, the jury found that although the Company infringed four of ten claims asserted in the two patents, all of the asserted claims in those two patents are invalid. On February 4, 2015, the court issued an order granting summary judgment that five of the six asserted claims of another asserted patent are invalid.

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

On December 3, 2014, Round Rock filed another action in the U.S. District Court for the District of Delaware alleging that the Company infringed five patents, which patents are not at issue in the matters described above. The Company has not yet filed its response.

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, former SanDisk Corporation Chief Executive Officer, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss, which resulted in Dr. Harari being dismissed as a defendant. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) for the portion of the District Court’s Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On November 20, 2012, the Federal Circuit affirmed the

F – 58

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

District Court’s order denying SanDisk’s motion to dismiss. On December 2, 2012, the Federal Circuit issued its mandate returning the case to the District Court. On July 5, 2013, the District Court granted Ritz’s motion to substitute in Albert Giuliano, the Chapter 7 Trustee of the Ritz bankruptcy estate, as the plaintiff in this case. On October 1, 2013, the District Court granted the Trustee’s motion for leave to file a third amended complaint, which adds CPM Electronics Inc. and E.S.E. Electronics, Inc. as named plaintiffs. On September 19, 2014, the District Court granted the plaintiffs’ motion for leave to file a fourth amended complaint, which adds a cause of action for attempted monopolization and adds MFLASH as a named plaintiff. The plaintiffs have filed a motion for class certification, which is fully briefed and has been taken under submission by the District Court. On February 3, 2015, the Company filed a motion for summary judgment as to all of the plaintiffs’ asserted claims. Trial is scheduled to begin on June 22, 2015.

Samsung Federal Antitrust Action Against Panasonic and SD‑3C. On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action in the U.S. District Court for the Northern District of California (the “District Court”) alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and SD‑3C, LLC (“SD‑3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws relating to the licensing practices and operations of SD‑3C. The complaint seeks an injunction against collection of Secure Digital (“SD”) card royalties, treble damages, restitution, pre- and post-judgment interest, costs, and attorneys’ fees, as well as a declaration that Panasonic and SD‑3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable. The Company is not named as a defendant in this case, but it established SD‑3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning the Company. As a member of SD‑3C, the Company may be responsible for a portion of any monetary award. Other requested relief, including an injunction or declaration of patent misuse, could result in a loss of revenue to the Company. The defendants filed a motion to dismiss on September 24, 2010, and Samsung filed a first amended complaint on October 14, 2010. On August 25, 2011, the District Court dismissed the patent misuse claim with prejudice but gave Samsung leave to amend its other claims. Samsung filed a second amended complaint on September 16, 2011. On January 3, 2012, the District Court granted the defendants’ motion to dismiss Samsung’s complaint without leave to amend. Samsung appealed. On April 4, 2014, the U.S. Court of Appeals for the Ninth Circuit (the “Appeals Court”) issued a decision reversing the District Court’s dismissal on statute of limitations grounds and remanding the case to the District Court for further proceedings. The Appeals Court denied the defendants’ petition for rehearing and issued its mandate to send the case back to the District Court. On November 12, 2014, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court, which the U.S. Supreme Court subsequently denied. Samsung filed a third amended complaint on January 20, 2015.

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California (the “District Court”) on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, LLC (“SD‑3C”), Panasonic Corporation, Panasonic Corporation of North America, Toshiba and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antitrust and unfair competition laws, and common law. The complaint seeks an injunction of the challenged conduct, dissolution of “the cooperation agreements, joint ventures and/or cross-licenses alleged herein,” treble damages, restitution, disgorgement, pre- and post-judgment interest, costs, and attorneys’ fees. The plaintiffs allege that the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused the plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On May 21, 2012, the District Court granted the defendants’ motion to dismiss the complaint with prejudice. The plaintiffs appealed. On May 14, 2014, the appeals court issued a decision reversing the District Court’s dismissal on statute of limitations grounds and remanding the case to the District Court for further proceedings. The appeals court denied the defendants’ petition for rehearing and issued its mandate to send the case back to the District Court. On December 1, 2014, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court. On February 3, 2015, the plaintiffs filed a second amended complaint in the District Court.

Trade Secret Litigation Against SK hynix Inc., et al. On March 13, 2014, the Company filed a civil action in Santa Clara Superior Court in California against SK hynix Inc. (“Hynix”) and certain related entities for trade secret misappropriation arising from the theft of trade secrets by a former employee of the Company and the defendants’ wrongful receipt and use of such information. The lawsuit seeks damages, an injunction and other remedies. Additionally, in March 2014, SanDisk submitted a criminal complaint to the Tokyo Metropolitan Police Department against the former employee. On April 3, 2014, the former employee was indicted by the Tokyo District Public Prosecutor’s Office for theft of trade secrets. The former

F – 59

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employee’s criminal trial was held on January 20, 2015 and January 21, 2015, and a decision by the court is expected in March 2015.

In June 2014, the Company moved for a preliminary injunction requiring Hynix to stop using any of the Company’s information received from the former employee and to return stolen Company material. On July 1, 2014, the court issued a preliminary injunction prohibiting Hynix from using or disclosing trade secret information that originated from materials taken by the former employee and ordering Hynix to provide certain information to the Company’s counsel to facilitate the identification of those documents taken by the former employee that are in Hynix’s possession. The order does not preclude Hynix from continuing to sell NAND flash products that it has already qualified for commercial sale. Hynix has filed a notice of appeal of the court’s preliminary injunction and also moved to stay enforcement of the order pending the appeal. On July 16, 2014, the court denied Hynix’s motion with respect to the portion of the order prohibiting use or disclosure of the trade secret information, but granted the motion to stay with respect to the other portion of the order. On November 6, 2014, Hynix removed the case to federal court. On December 8, 2014, the Company filed a motion to remand the case to state court.

Federal Securities Class Action Against Fusion‑io et al. Beginning on November 19, 2013, Fusion‑io and certain of its officers were named in three putative class action lawsuits filed in the United States District Court for the Northern District of California (Denenberg v. Fusion‑io, Inc. et al.; Miami Police Relief & Pension Fund v. Fusion‑io, Inc. et al.; Marriott v. Fusion‑io, Inc. et al.). Two of the complaints are allegedly brought on behalf of a class of purchasers of Fusion‑io’s common stock between August 10, 2012 and October 23, 2013, and one is brought on behalf of a purported class of purchasers between January 25, 2012 and October 23, 2013. The complaints generally allege violations of the federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. On June 10, 2014, the Court consolidated the cases, appointed a lead plaintiff, and ordered the plaintiffs to file an amended consolidated complaint. On August 6, 2014, a consolidated amended complaint was filed on behalf of a putative class of purchasers of Fusion‑io common stock between October 25, 2012 and October 23, 2013, inclusive. The consolidated complaint generally alleges violations of the federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period and seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. On September 22, 2014, the defendants filed a motion to dismiss, which is fully briefed and has been taken under submission by the court.

F – 60

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.	Supplementary Financial Data (Unaudited)

	Fiscal quarters ended
	March 30, 2014	June 29, 2014	September 28, 2014	December 28, 2014
	(In thousands, except per share data)
2014
Revenue	$1,511,945	$1,634,011	$1,746,491	$1,735,254
Gross profit	751,290	759,650	817,138	739,770
Operating income	425,174	416,656	387,794	328,310
Net income	268,948	273,946	262,661	201,891
Net income per share:
Basic	$1.19	$1.21	$1.18	$0.93
Diluted	$1.14	$1.14	$1.09	$0.86

Dividends declared per share	$0.225	$0.225	$0.300	$0.300

	Fiscal quarters ended
	March 31, 2013	June 30, 2013	September 29, 2013	December 29, 2013
	(In thousands, except per share data)
2013
Revenue	$1,340,729	$1,476,263	$1,625,153	$1,727,858
Gross profit	531,516	676,819	801,993	857,155
Operating income	253,791	392,558	408,448	507,413
Net income	166,229	261,789	276,859	337,780
Net income per share:
Basic	$0.69	$1.08	$1.20	$1.50
Diluted	$0.68	$1.06	$1.18	$1.45

Dividends declared per share	$—	$—	$0.225	$0.225

F – 61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated:	February 10, 2015	By:	/s/ Judy Bruner
Judy Bruner
Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ Donald Robertson
Donald Robertson
Vice President, Chief Accounting Officer (Principal Accounting Officer)

S - 1

POWER OF ATTORNEY

KNOW ALL PEOPLE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Sanjay Mehrotra and Judy Bruner, jointly and severally, his or her attorneys in fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Sanjay Mehrotra	President and Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2015
Sanjay Mehrotra

By:	/s/ Judy Bruner	Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)	February 10, 2015
Judy Bruner

By:	/s/ Donald Robertson	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 10, 2015
Donald Robertson

By:	/s/ Michael E. Marks	Chairman of the Board	February 8, 2015
Michael E. Marks

By:	/s/ Irwin Federman	Director	February 8, 2015
Irwin Federman

By:	/s/ Steven J. Gomo	Director	February 9, 2015
Steven J. Gomo

By:	/s/ Eddy W. Hartenstein	Director	February 9, 2015
Eddy W. Hartenstein

By:	/s/ Dr. Chenming Hu	Director	February 8, 2015
Dr. Chenming Hu

By:	/s/ Catherine P. Lego	Director	February 8, 2015
Catherine P. Lego

By:	/s/ D. Scott Mercer	Director	February 8, 2015
D. Scott Mercer

S - 2

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
2.1	Agreement and Plan of Merger, dated June 16, 2014, by and among the Registrant, Flight Merger Sub, Inc. and Fusion-io, Inc.#	8-K	000-26734	2.1	6/16/2014
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-96298	3.2	8/29/1995
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.	10-Q	000-26734	3.1	8/16/2000
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.	S-3	333-85686	4.3	4/5/2002
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.	8-K	000-26734	3.1	6/1/2006
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.	8-K	000-26734	3.1	5/28/2009
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.	8-K/A	000-26734	3.5	5/16/1997
3.7	Certificate of Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.	8-A	000-26734	3.2	9/25/2003
3.8	Amended and Restated Bylaws of the Registrant dated September 11, 2013.	8-K	000-26734	3.1	9/17/2013
4.1	Rights Agreement, dated as of September 15, 2003, by and between the Registrant and Computershare Trust Company, Inc.	8-A	000-26734	4.2	9/25/2003
4.2	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006. by and between the Registrant and Computershare Trust Company, Inc.	8-A/A	000-26734	4.2	11/8/2006
4.3	Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017, dated as of August 25, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	8/25/2010
4.4	Indenture (including form of Notes) with respect to the Registrant’s 0.5% Convertible Senior Notes due 2020, dated as of October 29, 2013, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	10/29/2013
10.1	License Agreement, dated September 6, 1988, between the Registrant and Dr. Eli Harari.	S-1	33-96298	3.2	8/29/1995
10.2	The Registrant’s 1995 Stock Option Plan, amended and restated on January 2, 2002.†	S-8	333-8532	99.1	4/1/2002
10.3	The Registrant’s Amended and Restated 2005 Incentive Plan.†	Def 14A	000-26734	Annex A	4/25/2011
10.4	The Registrant’s Amended and Restated 2005 Employee Stock Purchase Plan and Amended and Restated 2005 International Employee Stock Purchase Plan.†	Def 14A	000-26734	Annex B	4/28/2014
10.5	2005 Incentive Plan - Form of Notice of Grant of Stock Option.†	8-K	000-26734	10.2	6/3/2005
10.6	2005 Incentive Plan - Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant).†	8-K	000-26734	10.3	6/3/2005
10.7	2005 Incentive Plan - Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant).†	8-K	000-26734	10.4	6/3/2005
10.8	2005 Incentive Plan - Form of Stock Option Agreement.†	8-K	000-26734	10.5	6/3/2005
10.9	2005 Incentive Plan - Form of Automatic Stock Option Agreement.†	8-K	000-26734	10.6	6/3/2005
10.10	2005 Incentive Plan - Form of Restricted Stock Unit Issuance Agreement.†	10-Q	000-26734	10.1	5/8/2008
10.11	2005 Incentive Plan - Form of Restricted Stock Unit Issuance Agreement (Director Grant).†	8-K	000-26734	10.8	6/3/2005
10.12	2005 Incentive Plan - Form of Restricted Stock Award Agreement.†	8-K	000-26734	10.9	6/3/2005

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.13	2005 Incentive Plan - Form of Restricted Stock Award Agreement (Director Grant).†	8-K	000-26734	10.10	6/3/2005
10.14	2005 Incentive Plan - Form of Performance Stock Unit Issuance Agreement.†	10-K	000-26734	10.40	2/25/2009
10.15	2005 Incentive Plan - Form of Option Agreement Amendment.†	8-K	000-26734	10.2	11/12/2008
10.16	The Registrant’s 2013 Incentive Plan.†	Def 14A	000-26734	Annex A	4/26/2013
10.17	2013 Incentive Plan - Form of Notice of Grant of Stock Option.†	10-Q	000-26734	10.2	7/30/2013
10.18	2013 Incentive Plan - Form of Global Stock Option Agreement.†	10-Q	000-26734	10.3	7/30/2013
10.19	2013 Incentive Plan - Form of Global Restricted Stock Unit Issuance Agreement.†	10-Q	000-26734	10.4	7/30/2013
10.20	2013 Incentive Plan - Form of Notice of Grant of Stock Option (Director Grants).†	10-Q	000-26734	10.5	7/30/2013
10.21	2013 Incentive Plan - Form of Stock Option Agreement (Director Grants).†	10-Q	000-26734	10.6	7/30/2013
10.22	2013 Incentive Plan - Form of Restricted Stock Unit Issuance Agreement (Director Grants).†	10-Q	000-26734	10.7	7/30/2013
10.23	Flash Partners Master Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.1	11/5/2004
10.24	Operating Agreement of Flash Partners Ltd., dated as of September 10, 2004, by and between SanDisk International Limited and Toshiba Corporation.±	10-Q	000-26734	10.2	11/5/2004
10.25	Mutual Contribution and Environmental Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.5	11/5/2004
10.26	Patent Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.6	11/5/2004
10.27	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among the Registrant, Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.1	11/8/2006
10.28	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.2	11/8/2006
10.29	Flash Alliance Mutual Contribution and Environmental Indemnification Agreement, dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.5	11/8/2006
10.30	Patent Indemnification Agreement, dated as of July 7, 2006, by and among the Registrant and the other parties thereto.±	10-Q	000-26734	10.6	11/8/2006
10.31	Flash Forward Master Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q/A	000-26734	10.1	9/9/2011
10.32	Transition Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q	000-26734	10.2	11/12/2010
10.33	Flash Forward Mutual Contribution and Environmental Indemnification Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q	000-26734	10.3	11/12/2010
10.34	Patent Indemnification Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q	000-26734	10.4	11/12/2010
10.35	Operating Agreement of Flash Forward, Ltd. by and between Toshiba Corporation and SanDisk Flash B.V.±	10-Q	000-26734	10.5	11/12/2010
10.36	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.	S-1	33-96298	3.2	8/29/1995
10.37	Form of Change of Control Executive Benefits Agreement entered into by and between the Registrant and its Named Executive Officers other than the Registrant’s CEO.†	8-K	000-26734	10.1	10/7/2010

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.38	Sanjay Mehrotra Offer Letter effective as of January 1, 2011.†	10-Q	000-26734	10.9	11/12/2010
10.39	Change of Control Executive Benefits Agreement, effective as of January 1, 2011, by and between the Registrant and Sanjay Mehrotra.†	10-Q	000-26734	10.10	11/12/2010
10.40	Change of Control Executive Benefits Agreement, effective as of January 1, 2015, by and between the Registrant and Sanjay Mehrotra.†					x
10.41	Executive Severance Agreement, effective as of January 1, 2011, by and between the Registrant and Sanjay Mehrotra.†	10-Q	000-26734	10.11	11/12/2010
10.42	Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited, and Flash Alliance Limited.±	10-Q	000-26734	10.1	5/7/2009
10.43	Pliant Technology, Inc. 2007 Stock Plan.†	S-8	333-174633	4.1	6/1/2011
10.44	Form of the Registrant’s Clawback Policy Acknowledgement.†	8-K	000-26734	10.1	9/9/2011
10.45	FlashSoft Corporation Amended and Restated 2011 Equity Plan. †	S-8	333-179644	4.3	2/23/2012
10.46	SMART Storage Systems (Global Holdings), Inc. 2011 Share Incentive Plan†	S-8	333-191804	4.3	10/18/2013
10.47	Consultant Services Agreement, dated October 10, 2013, between the Registrant and Dr. Chenming Hu.	10-K	000-26734	10.5	2/21/2014
10.48	Consultant Services Agreement, dated January 13, 2014, between the Registrant and Dr. Chenming Hu.	10-Q	000-26734	10.1	5/1/2014
10.49	Consultant Services Agreement, dated May 7, 2014, between the Registrant and Dr. Chenming Hu.	10-Q	000-26734	10.1	7/31/2014
10.50	Fusion-io, Inc. 2008 Stock Incentive Plan and related documents.†	S-8	333-197581	4.3	7/23/2014
10.51	Fusion-io, Inc. 2010 Executive Stock Incentive Plan and related documents.†	S-8	333-197581	4.4	7/23/2014
10.52	Fusion-io, Inc. 2011 Equity Incentive Plan and related documents.†	S-8	333-197581	4.5	7/23/2014
10.53	Form of Fusion-io, Inc. Non-Plan Stock Option Agreement.†	S-8	333-197581	4.6	7/23/2014
10.54	IO Turbine, Inc. 2009 Equity Incentive Plan and related documents.†	S-8	333-197581	4.7	7/23/2014
10.55	NexGen Storage, Inc. 2010 Equity Incentive Plan and related documents.†	S-8	333-197581	4.8	7/23/2014
12.1	Computation of ratio of earnings to fixed charges.					x
21.1	Subsidiaries of the Registrant.					x
23.1	Consent of Independent Registered Public Accounting Firm.					x
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).					x
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101.INS	XBRL Instance Document.					x
101.SCH	XBRL Taxonomy Extension Schema Document.					x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					x

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					x

#
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the Securities and Exchange Commission.

†	Indicates management contract or compensatory plan or arrangement.

±
Pursuant to a request for confidential treatment, certain portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*	Furnished herewith.

E - 4