Form 10-Q
period 2015-03-29
SANDISK CORP
filed 2015-04-30
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

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

Number of shares outstanding of the issuer’s common stock, $0.001 par value, as of March 29, 2015: 207,888,232.

SANDISK CORPORATION

FORWARD-LOOKING STATEMENTS

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

Unless the context requires otherwise, all references in this report to:

•	“SanDisk®,” “the Company,” “we,” “our,” and “us” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries.

•	Years or annual periods are references to our fiscal years, which consist of 53 weeks in fiscal year 2015 and consisted of 52 weeks in fiscal year 2014.

•	Quarters are references to our fiscal quarters, which consist of 13 weeks, except for the fourth quarter of fiscal year 2015, which will consist of 14 weeks.

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29, 2015	December 28, 2014*
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$649,940	$809,003
Short-term marketable securities	1,347,541	1,455,509
Accounts receivable, net	589,246	842,476
Inventory	713,053	698,011
Deferred taxes	162,298	180,134
Other current assets	290,908	214,992
Total current assets	3,752,986	4,200,125
Long-term marketable securities	2,396,950	2,758,475
Property and equipment, net	769,933	724,357
Notes receivable and investments in Flash Ventures	989,678	962,817
Deferred taxes	157,292	161,827
Goodwill	831,328	831,328
Intangible assets, net	437,858	542,351
Other non-current assets	125,196	108,677
Total assets	$9,461,221	$10,289,957

LIABILITIES, CONVERTIBLE SHORT-TERM DEBT CONVERSION OBLIGATION AND EQUITY
Current liabilities:
Accounts payable trade	$397,617	$404,237
Accounts payable to related parties	147,870	136,051
Convertible short-term debt	880,653	869,645
Other current accrued liabilities	409,434	506,293
Deferred income on shipments to distributors and retailers and deferred revenue	255,102	274,657
Total current liabilities	2,090,676	2,190,883
Convertible long-term debt	1,211,097	1,199,696
Non-current liabilities	207,334	245,554
Total liabilities	3,509,107	3,636,133

Commitments and contingencies (see Note 13)
Convertible short-term debt conversion obligation	116,067	127,143

Stockholders' equity:
Common stock	208	216
Capital in excess of par value	5,143,973	5,236,766
Retained earnings	876,252	1,499,149
Accumulated other comprehensive loss	(183,041)	(208,072)
Total stockholders' equity	5,837,392	6,528,059
Non-controlling interests	(1,345)	(1,378)
Total equity	5,836,047	6,526,681
Total liabilities, convertible short-term debt conversion obligation and equity	$9,461,221	$10,289,957

*	Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 29, 2015	March 30, 2014
	(In thousands, except per share amounts)
Revenue	$1,332,241	$1,511,945

Cost of revenue	762,483	741,039
Amortization of acquisition-related intangible assets	24,756	19,616
Total cost of revenue	787,239	760,655
Gross profit	545,002	751,290
Operating expenses:
Research and development	222,726	198,829
Sales and marketing	101,820	76,972
General and administrative	48,047	48,669
Amortization of acquisition-related intangible assets	13,681	1,646
Impairment of acquisition-related intangible assets	61,000	—
Restructuring and other	40,541	—
Total operating expenses	487,815	326,116
Operating income	57,187	425,174
Interest income	11,025	13,244
Interest (expense) and other income (expense), net	(34,595)	(28,879)
Total other income (expense), net	(23,570)	(15,635)
Income before income taxes	33,617	409,539
Provision for (benefit from) income taxes	(5,408)	140,591
Net income	$39,025	$268,948

Net income per share:
Basic	$0.18	$1.19
Diluted	$0.17	$1.14
Shares used in computing net income per share:
Basic	211,428	225,845
Diluted	224,049	234,914

Cash dividends declared per share	$0.300	$0.225

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 29, 2015	March 30, 2014
	(In thousands)
Net income	$39,025	$268,948
Other comprehensive income, before tax:
Unrealized holding gain on marketable securities	5,198	1,625
Reclassification adjustment for realized gain on marketable securities included in net income	(1,997)	(570)
Net unrealized holding gain on marketable securities	3,201	1,055

Foreign currency translation adjustments	12,254	24,482

Unrealized holding gain on derivatives qualifying as cash flow hedges	849	13,468
Reclassification adjustment for realized loss on derivatives qualifying as cash flow hedges included in net income	11,605	1,564
Net unrealized holding gain on derivatives qualifying as cash flow hedges	12,454	15,032
Total other comprehensive income, before tax	27,909	40,569
Income tax expense related to items of other comprehensive income	2,878	4,148
Total other comprehensive income, net of tax	25,031	36,421
Comprehensive income	$64,056	$305,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 29, 2015	March 30, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$39,025	$268,948
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(965)	6,951
Depreciation	69,081	60,089
Amortization	83,374	72,598
Provision for doubtful accounts	330	(547)
Share-based compensation expense	41,410	30,030
Excess tax benefit from share-based plans	(8,865)	(17,460)
Impairment and other	63,709	—
Other non-operating	(4,187)	1,020
Changes in operating assets and liabilities:
Accounts receivable, net	252,899	86,689
Inventory	(13,945)	(42,117)
Other assets	(94,673)	54,547
Accounts payable trade	(26,090)	(36,546)
Accounts payable to related parties	11,819	13,572
Other liabilities	(104,057)	(115,695)
Total adjustments	269,840	113,131
Net cash provided by operating activities	308,865	382,079
Cash flows from investing activities:
Purchases of short and long-term marketable securities	(692,656)	(1,266,899)
Proceeds from sales of short and long-term marketable securities	1,045,097	1,015,605
Proceeds from maturities of short and long-term marketable securities	99,881	129,620
Acquisition of property and equipment, net	(98,287)	(34,517)
Notes receivable issuances to Flash Ventures	(100,499)	(24,352)
Notes receivable proceeds from Flash Ventures	89,693	24,352
Purchased technology and other assets	(1,500)	(869)
Acquisitions, net of cash acquired	—	2,368
Net cash provided by (used in) investing activities	341,729	(154,692)
Cash flows from financing activities:
Repayment of debt financing	(68)	—
Proceeds from employee stock programs	30,844	51,882
Excess tax benefit from share-based plans	8,865	17,460
Dividends paid	(64,503)	(51,560)
Stock repurchases	(783,899)	(114,452)
Net cash used in financing activities	(808,761)	(96,670)
Effect of changes in foreign currency exchange rates on cash	(896)	(25)
Net increase (decrease) in cash and cash equivalents	(159,063)	130,692
Cash and cash equivalents at beginning of period	809,003	986,246
Cash and cash equivalents at end of period	$649,940	$1,116,938
Supplemental disclosure of cash flow information:
Property and equipment additions not yet paid in cash	$136,584	$58,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of March 29, 2015, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2015 and March 30, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K filed with the SEC on February 10, 2015. The results of operations for the three months ended March 29, 2015 are not necessarily indicative of the results to be expected for the entire year.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31 and its fiscal quarters generally consist of 13 weeks. Fiscal year 2015 will include 53 weeks with 14 weeks in the fourth fiscal quarter, while fiscal year 2014 included 52 weeks. The first quarters of fiscal years 2015 and 2014 ended on March 29, 2015 and March 30, 2014, respectively. For accounting and disclosure purposes, the exchange rates of 119.01, 120.44 and 102.69 at March 29, 2015, December 28, 2014 and March 30, 2014, respectively, were used to convert Japanese yen to the U.S. dollar. Throughout the Notes to Condensed Consolidated Financial Statements, unless otherwise indicated, references to Net income refer to Net income attributable to common stockholders, to years or annual periods are references to fiscal years, and to quarters are references to our fiscal quarters.

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.	Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015‑03, “Interest-Imputation of Interest,” to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. ASU No. 2015‑03 is required to be adopted in 2016 but early adoption is allowed. The Company is currently assessing when it will adopt this ASU. The Company does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements as the impact is classification only.

In April 2015, the FASB issued ASU No. 2015‑05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. Under application of this guidance, if a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. A customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU No. 2015‑05 is effective for 2016 and early adoption is allowed. The Company is currently assessing the impact of this update and the timing of adoption.

In May 2014, the FASB issued ASU No. 2014‑09, “Revenue from Contracts with Customers.” Under this guidance, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This standard becomes effective and will be adopted in the first quarter of 2017 with early adoption not permitted. Under application of the existing guidance, the Company’s sales made to distributors and retailers are generally deferred until the distributors or retailers sell the merchandise to their end customer. Under the new standard, the Company’s sales made to distributors and retailers are expected to be recognized upon transfer of inventory to the distributor or retailer resulting in earlier revenue recognition than per existing guidance with additional use of estimation. In addition, the timing of the Company’s revenue relating to the licensing of IP could materially change. The Company is currently evaluating the appropriate transition method and any further impact of this guidance on its Consolidated Financial Statements and related disclosures. The FASB has indicated that there may be certain future changes to the revenue guidance which could impact revenue relating to the licensing of IP, and on April 29, 2015, the FASB issued an exposure draft proposing the deferral of the effective date by one year.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities was as follows:

	March 29, 2015	December 28, 2014
	(In thousands)
Cash and cash equivalents	$649,940	$809,003
Short-term marketable securities	1,347,541	1,455,509
Long-term marketable securities	2,396,950	2,758,475
Total cash, cash equivalents and marketable securities	$4,394,431	$5,022,987

For certain of the Company’s financial assets and liabilities, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and those financial assets and liabilities are therefore excluded from the fair value tables below.

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	March 29, 2015				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$432,433	$—	$—	$432,433	$533,133	$—	$—	$533,133
Fixed income securities	6,815	3,766,129	—	3,772,944	25,162	4,213,599	—	4,238,761
Derivative assets	—	3,243	—	3,243	—	4,800	—	4,800
Total financial assets	$439,248	$3,769,372	$—	$4,208,620	$558,295	$4,218,399	$—	$4,776,694

Derivative liabilities	$—	$1,448	$—	$1,448	$—	$8,224	$—	$8,224
Total financial liabilities	$—	$1,448	$—	$1,448	$—	$8,224	$—	$8,224

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Condensed Consolidated Balance Sheets as follows:

	March 29, 2015				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents(1)	$432,433	$28,453	$—	$460,886	$533,133	$24,777	$—	$557,910
Short-term marketable securities	1,458	1,346,083	—	1,347,541	3,327	1,452,182	—	1,455,509
Long-term marketable securities	5,357	2,391,593	—	2,396,950	21,835	2,736,640	—	2,758,475
Other current assets	—	3,243	—	3,243	—	4,800	—	4,800
Total financial assets	$439,248	$3,769,372	$—	$4,208,620	$558,295	$4,218,399	$—	$4,776,694
Other current accrued liabilities	$—	$1,448	$—	$1,448	$—	$8,224	$—	$8,224
Total financial liabilities	$—	$1,448	$—	$1,448	$—	$8,224	$—	$8,224

(1)
Cash equivalents exclude cash holdings of $189.1 million and $251.1 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of March 29, 2015 and December 28, 2014, respectively.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 29, 2015, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2 other than the transfer from Level 2 to Level 1 of the $1.50 billion 0.5% Convertible Senior Notes due 2020 outstanding due to active market trading directly prior to the end of the first quarter of 2015. During 2014, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

As of March 29, 2015 and December 28, 2014, the Company had no financial assets or liabilities categorized as Level 3 and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows:

	March 29, 2015				December 28, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$6,797	$19	$(1)	$6,815	$25,194	$—	$(32)	$25,162
U.S. government-sponsored agency securities	22,414	21	(11)	22,424	7,511	—	(18)	7,493
International government securities	58,032	80	(21)	58,091	82,033	—	(314)	81,719
Corporate notes and bonds	635,937	1,340	(411)	636,866	774,869	325	(2,052)	773,142
Asset-backed securities	138,814	84	(86)	138,812	171,221	42	(353)	170,910
Mortgage-backed securities	31,253	63	(108)	31,208	48,378	6	(173)	48,211
Municipal notes and bonds	2,871,130	8,677	(1,079)	2,878,728	3,124,189	9,733	(1,798)	3,132,124
Total available-for-sale investments	$3,764,377	$10,284	$(1,717)	$3,772,944	$4,233,395	$10,106	$(4,740)	$4,238,761

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of March 29, 2015, are summarized in the following table. Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury securities	$1,570	$(1)	$—	$—
U.S. government-sponsored agency securities	4,486	(11)	—	—
International government securities	22,853	(21)	—	—
Corporate notes and bonds	204,004	(404)	4,413	(7)
Asset-backed securities	74,869	(84)	1,248	(2)
Mortgage-backed securities	13,923	(88)	4,942	(20)
Municipal notes and bonds	452,495	(1,014)	15,042	(65)
Total	$774,200	$(1,623)	$25,645	$(94)

The gross unrealized loss related to these securities was due primarily to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at March 29, 2015 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the realized gains and (losses) on sales of available-for-sale securities:

	Three months ended
	March 29, 2015	March 30, 2014
	(In thousands)
Realized gains	$2,320	$1,013
Realized losses	(323)	(443)
Net realized gains	$1,997	$570

Fixed income securities by contractual maturity as of March 29, 2015 are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations or the Company has the option to demand payment.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$711,897	$713,355
After one year through five years	2,262,309	2,268,567
After five years through ten years	120,900	120,993
After ten years	669,271	670,029
Total	$3,764,377	$3,772,944

For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and fair values, which are based on quoted market prices. The 1.5% Convertible Senior Notes due 2017 and the 0.5% Convertible Senior Notes due 2020 were both categorized as Level 1, based on the frequency of trading of each respective convertible note directly prior to the end of the first quarter of 2015. As of December 28, 2014, the 1.5% Convertible Senior Notes due 2017 was categorized as Level 1 and the 0.5% Convertible Senior Notes due 2020 was classified as Level 2, both based on the frequency of trading of each respective convertible note directly prior to the end of 2014. See Note 7, “Financing Arrangements,” regarding details of each convertible note presented.

	March 29, 2015		December 28, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
1.5% Convertible Senior Notes due 2017	$880,653	$1,363,792	$869,645	$1,948,721
0.5% Convertible Senior Notes due 2020	1,211,097	1,537,500	1,199,696	1,789,500
Total	$2,091,750	$2,901,292	$2,069,341	$3,738,221

As of March 29, 2015, and December 28, 2014, the Company has aggregate net investments under the cost method of accounting of $30.1 million and $29.3 million, respectively, and these investments consisted of privately-held equity securities without a readily determinable fair value. These privately-held equity investments are reported under Other non-current assets in the Condensed Consolidated Balance Sheet.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.	Derivatives and Hedging Activities

Cash Flow Hedges. The Company uses foreign exchange forward contracts designated as cash flow hedges to hedge a portion of future forecasted wafer purchases in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into cost of revenue in the same period or periods in which the cost of revenue is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized immediately as other income (expense).

Net Investment Hedges. To help protect certain foreign currency denominated equity method investments from adverse changes in foreign currency exchange rates, the Company may enter into foreign currency forward contracts to partially hedge the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. Foreign exchange forward contracts designated as net investment hedges relate to the underlying value of the Company’s equity method investments in Japanese yen. The effective portion of a net investment hedge is initially recorded in AOCI as a part of foreign currency translation. Cumulative gains and losses including forward points associated with foreign exchange forward contracts designated as net investment hedges would be reclassified to other income (expense) from AOCI upon sale or substantial liquidation of the foreign equity method investments. The ineffective portions of net investment hedges are recognized immediately as other income (expense).

As of March 29, 2015, the notional amount and unrealized gain on the effective portion of the Company’s outstanding foreign exchange forward contracts to purchase Japanese yen that are designated as cash flow and sell Japanese yen that are designated as net investment hedges are shown in both Japanese yen and U.S. dollar, based upon the exchange rate at March 29, 2015, as follows:

	Notional Amount		Unrealized Gain
	(Japanese yen, in billions)	(U.S. dollar, in thousands)	(U.S. dollar, in thousands)
Foreign exchange forward contracts:
Cash flow hedges	¥9.0	$75,671	$580
Net investment hedges	(20.0)	(167,980)	1,312
Foreign exchange forward contracts	¥(11.0)	$(92,309)	$1,892

As of March 29, 2015, the maturities of the cash flow hedges were two months or less and the maturities of the net investment hedges were four months or less.

Other Derivatives. Other derivatives that are non-designated consist primarily of foreign exchange forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding foreign exchange forward contracts were marked-to-market at March 29, 2015 with realized and unrealized gains and losses included in other income (expense). As of March 29, 2015, the Company had foreign exchange forward contracts hedging balance sheet remeasurement exposures in European euros, British pounds and Japanese yen. Foreign exchange forward contracts were outstanding to buy and sell U.S. dollar-equivalents of approximately $226.3 million and $162.3 million in foreign currencies, respectively, based upon the exchange rates at March 29, 2015.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts. Gross fair value of derivative contracts was as follows:

	Derivative assets reported in
	Other Current Assets		Other Non-current Assets
	March 29, 2015	December 28, 2014	March 29, 2015	December 28, 2014
	(In thousands)
Foreign exchange forward contracts designated	$2,643	$—	$—	$—
Foreign exchange forward contracts not designated	600	4,800	—	—
Total derivatives	$3,243	$4,800	$—	$—

	Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	March 29, 2015	December 28, 2014	March 29, 2015	December 28, 2014
	(In thousands)
Foreign exchange forward contracts designated	$—	$1,472	$—	$—
Foreign exchange forward contracts not designated	1,448	6,752	—	—
Total derivatives	$1,448	$8,224	$—	$—

As of March 29, 2015, the potential effect of rights of set-off associated with the above foreign exchange forward contracts would result in a net derivative asset balance of $3.1 million and a net derivative liability balance of $1.3 million. As of December 28, 2014, the potential effect of rights of set-off would result in a net derivative asset balance of $2.8 million and a net derivative liability balance of $6.3 million.

Effect of Foreign Exchange Forward Contracts Designated as Cash Flow and Net Investment Hedges on the Condensed Consolidated Statements of Operations. All designated cash flow and net investment hedge derivative contracts were considered effective for each of the three months ended March 29, 2015 and March 30, 2014. The impact of the effective portion of designated cash flow and net investment derivative contracts on the Company’s results of operations was as follows:

	Three months ended
	Amount of loss recognized in OCI		Amount of loss reclassified from AOCI to earnings
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(In thousands)
Foreign exchange forward contracts:
Cash flow hedges	$849	$13,468	$(11,605)	$(1,564)
Net investment hedges	1,312	—	—	—
Foreign exchange forward contracts	$2,161	$13,468	$(11,605)	$(1,564)

The Company expects to realize the majority of the AOCI balance related to cash flow hedges within the next 12 months. Cumulative gains and losses on net investment hedges recognized in AOCI would be reclassified to other income (expense) from AOCI upon sale or substantial liquidation of the foreign equity method investments.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the forward points on foreign exchange contracts excluded for the purposes of cash flow hedging designation recognized in other income (expense):

	Three months ended
	March 29, 2015	March 30, 2014
	(In thousands)
Foreign exchange forward contracts	$(159)	$(458)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows:

	Three months ended
	March 29, 2015	March 30, 2014
	(In thousands)
Gain (loss) on foreign exchange forward contracts including forward point income	$(559)	$2,186
Loss from revaluation of foreign currency exposures hedged by foreign exchange forward contracts	$(3,306)	$(1,743)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.	Balance Sheet Information

Accounts Receivable, net. Accounts receivable, net was as follows:

	March 29, 2015	December 28, 2014
	(In thousands)
Accounts receivable	$780,504	$1,134,254
Allowance for doubtful accounts	(8,784)	(9,622)
Promotions, price protection and other activities	(182,474)	(282,156)
Total accounts receivable, net	$589,246	$842,476

Inventory. Inventory was as follows:

	March 29, 2015	December 28, 2014
	(In thousands)
Raw material	$366,388	$369,860
Work-in-process	109,101	138,594
Finished goods	237,564	189,557
Total inventory	$713,053	$698,011

Other Current Assets. Other current assets were as follows:

	March 29, 2015	December 28, 2014
	(In thousands)
Income tax receivables	$95,217	$18,579
Other tax-related receivables	73,528	84,432
Other non-trade receivables	68,947	69,033
Prepaid expenses	20,878	18,579
Other current assets	32,338	24,369
Total other current assets	$290,908	$214,992

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) were as follows:

	March 29, 2015	December 28, 2014
	(In thousands)
Notes receivable, Flash Partners Ltd.	$28,569	$12,454
Notes receivable, Flash Alliance Ltd.	297,034	292,677
Notes receivable, Flash Forward Ltd.	157,550	161,906
Investment in Flash Partners Ltd.	170,036	167,102
Investment in Flash Alliance Ltd.	254,652	249,459
Investment in Flash Forward Ltd.	81,837	79,219
Total notes receivable and investments in Flash Ventures	$989,678	$962,817

Equity-method investments and the Company’s maximum loss exposure related to Flash Ventures are discussed further in Note 13, “Commitments, Contingencies and Guarantees – Flash Ventures” and Note 14, “Related Parties and Strategic Investments.”

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

Other Non-current Assets. Other non-current assets were as follows:

	March 29, 2015	December 28, 2014
	(In thousands)
Prepaid tax on intercompany transactions	$33,179	$33,375
Long-term income tax receivable	20,454	—
Other non-current assets	71,563	75,302
Total other non-current assets	$125,196	$108,677

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Current Accrued Liabilities. Other current accrued liabilities were as follows:

	March 29, 2015	December 28, 2014
	(In thousands)
Accrued payroll and related expenses	$152,663	$233,702
Taxes payable	34,877	74,079
Derivative contract payables	1,448	8,224
Other current accrued liabilities	220,446	190,288
Total other current accrued liabilities	$409,434	$506,293

Non-current Liabilities. Non-current liabilities were as follows:

	March 29, 2015	December 28, 2014
	(In thousands)
Income tax liabilities	$126,327	$132,320
Deferred revenue	22,792	31,066
Deferred tax liabilities	239	22,360
Other non-current liabilities	57,976	59,808
Total non-current liabilities	$207,334	$245,554

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the Condensed Consolidated Balance Sheets, and the activity was as follows:

	Three months ended
	March 29, 2015	March 30, 2014
	(In thousands)
Balance, beginning of period	$48,555	$43,624
Additions and adjustments to cost of revenue	244	7,431
Usage	(4,167)	(3,490)
Balance, end of period	$44,632	$47,565

Additions and adjustments to cost of revenue in the three months ended March 29, 2015 included adjustments to certain warranty assumptions, related to future potential claims, resulting in a $3.1 million reduction to the overall future warranty exposure.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Income (Loss). AOCI presented in the Condensed Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and cash flow hedging activities, net of tax, for all periods presented:

	March 29, 2015	December 28, 2014
	(In thousands)
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$5,461	$3,359
Foreign currency translation	(186,777)	(197,252)
Cash flow hedging activities	(1,725)	(14,179)
Total accumulated other comprehensive loss	$(183,041)	$(208,072)

The amount of income tax expense allocated to the unrealized gain (loss) on available-for-sale investments and foreign currency translation activities was as follows:

	Three months ended
	March 29, 2015	March 30, 2014
	(In thousands)
Available-for-sale investments	$1,099	$377
Foreign currency translation	1,779	3,771
Total income tax expense allocated	$2,878	$4,148

The significant amounts reclassified out of each component of AOCI were as follows:

	Three months ended
AOCI Component	March 29, 2015	March 30, 2014	Statement of Operations Line Item
	(In thousands)
Unrealized gain on available-for-sale investments	$1,997	$570	Interest (expense) and other income (expense), net
Tax impact	(722)	(195)	Provision for (benefit from) income taxes
Unrealized gain on available-for-sale investments, net of tax	1,275	375
Unrealized holding loss on cash flow hedging activities:
Foreign exchange contracts	(11,605)	(1,361)	Cost of revenue
Foreign exchange contracts	—	(203)	Research and development
Loss on cash flow hedging activities	(11,605)	(1,564)
Total reclassifications for the period, net of tax	$(10,330)	$(1,189)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.	Goodwill and Intangible Assets

Goodwill. Goodwill balances as of March 29, 2015 and December 28, 2014 were as follows:

Carrying Amount
(In thousands)
Balance, beginning of year and end of period	$831,328

Intangible Assets. Intangible asset balances were as follows:

	March 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
	(In thousands)
Developed product technology	$451,560	$(117,050)	$—	$334,510
Customer relationships	64,600	(31,459)	—	33,141
Trademarks and trade names	62,500	(10,626)	—	51,874
Acquisition-related intangible assets	578,660	(159,135)	—	419,525
Technology licenses and patents	102,000	(83,667)	—	18,333
Total intangible assets subject to amortization	680,660	(242,802)	—	437,858
Acquired in-process research and development	61,000	—	(61,000)	—
Total intangible assets	$741,660	$(242,802)	$(61,000)	$437,858

	December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Developed product technology	$568,744	$(209,478)	$359,266
Customer relationships	64,600	(21,009)	43,591
Trademarks and trade names	62,500	(7,395)	55,105
Acquisition-related intangible assets	695,844	(237,882)	457,962
Technology licenses and patents	102,000	(78,611)	23,389
Total intangible assets subject to amortization	797,844	(316,493)	481,351
Acquired in-process research and development	61,000	—	61,000
Total intangible assets	$858,844	$(316,493)	$542,351

During the three months ended March 29, 2015, $61.0 million of in-process research and development (“IPR&D”) was impaired. The Company performs tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may be impaired. In the first quarter of 2015, due to a decline in revenue from previous forecasts and changes to the product development schedule related to an IPR&D project from the Fusion‑io, Inc. (“Fusion‑io”) acquisition, the Company performed impairment tests on the acquisition-related amortizable intangible and IPR&D assets for this acquisition. The Company reviewed the forecasts for the Fusion‑io IPR&D project and determined to cancel this project in order to reduce the number of platforms under development, resulting in no future attributable cash flows and a full impairment of the IPR&D asset of $61.0 million which was recorded in the first quarter of 2015. The project has been abandoned and resources have been redirected towards the next-generation PCIe and converged enterprise platform. In testing the recoverability of the Fusion‑io acquisition-related amortizable intangible assets, the Company determined that there was no impairment. The impairment test is based upon the lowest level for which identifiable cash flows are available related to the intangible assets. While the declines in revenue did not indicate that an impairment of the Fusion‑io acquisition-related intangible assets is required at this time, the Company will continue to monitor any events or circumstances that could indicate the acquisition-related amortizable intangible assets are impaired. As of March 29, 2015, the net book value of the Fusion‑io acquisition-related amortizable intangible assets was $313.3 million, some or all of which could be subject to impairment. In connection with the impairment

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

analysis, the Company reduced the expected life of the acquisition-related amortizable developed technology intangible assets from the Fusion‑io acquisition from five years to four years, and will amortize the remaining net carrying amount of this developed technology intangible asset over the next 40 months.

The annual expected amortization expense of intangible assets subject to amortization as of March 29, 2015 was as follows:

	Acquisition-related Intangible Assets	Technology Licenses and Patents
	(In thousands)
Year:
2015 (remaining 9 months)	$126,133	$15,000
2016	126,231	3,333
2017	107,176	—
2018	53,160	—
2019	6,825	—
Total intangible assets subject to amortization	$419,525	$18,333

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.	Financing Arrangements

The following table reflects the carrying values of the Company’s convertible debt:

	March 29, 2015	December 28, 2014
	(In thousands)
1.5% Notes due 2017	$996,720	$996,788
Less: Unamortized bond discount	(116,067)	(127,143)
Net carrying amount of 1.5% Notes due 2017	880,653	869,645

0.5% Notes due 2020	1,500,000	1,500,000
Less: Unamortized bond discount	(288,903)	(300,304)
Net carrying amount of 0.5% Notes due 2020	1,211,097	1,199,696
Total convertible debt	2,091,750	2,069,341
Less: Convertible short-term debt	(880,653)	(869,645)
Convertible long-term debt	$1,211,097	$1,199,696

1.5% Convertible Senior Notes Due 2017. In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017 (“1.5% Notes due 2017”) at par. The 1.5% Notes due 2017 may be converted, under certain circumstances described below, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents 19.1 million shares at an initial conversion price of approximately $52.37 per share). The 1.5% Notes due 2017 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of March 29, 2015, the conversion rate was adjusted for dividends paid to date to 19.5456 shares of common stock per $1,000 principal amount of notes (which represents 19.5 million shares at a conversion price of approximately $51.16 per share). The net proceeds to the Company from the sale of the 1.5% Notes due 2017 were $981.0 million.

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

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1.5% Notes due 2017:

	Three months ended
	March 29, 2015	March 30, 2014
	(In thousands)
Contractual interest coupon	$3,738	$3,750
Amortization of bond issuance costs	665	667
Amortization of bond discount	10,873	10,192
Total interest cost recognized	$15,276	$14,609

The effective interest rate on the liability component of the 1.5% Notes due 2017 was 6.85% for each of the three months ended March 29, 2015 and March 30, 2014. The remaining unamortized bond discount of $116.1 million as of March 29, 2015 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 2.4 years.

As of the calendar quarter ended March 31, 2015, the 1.5% Notes due 2017 were convertible at the holders’ option through June 30, 2015 as the last reported sales price of the Company’s stock exceeded 130% of the conversion price for more than 20 days in a period of 30 consecutive trading days prior to March 31, 2015. Accordingly, the carrying value of the 1.5% Notes due 2017 was classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the equity component of $116.1 million of the 1.5% Notes due 2017 was reclassified from

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stockholders’ equity to Convertible short-term debt conversion obligation on the Condensed Consolidated Balance Sheet as of March 29, 2015, and will remain so while the notes are convertible. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Consequently, the 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met in future quarters. Based on the last closing price of the quarter ended March 29, 2015 of $64.59 for the Company’s common stock, if all of the 1.5% Notes due 2017 then outstanding were converted, 4.0 million shares would be distributed to the holders.

During the three months ended March 29, 2015, $68 thousand aggregate principal amount of the 1.5% Notes due 2017 (“Converted Notes”) was converted at the holders’ option, and the Company delivered cash of $68 thousand and 505 shares of the Company’s common stock with respect to any conversion value greater than the principal amount of the Converted Notes. The Company recorded an immaterial loss during the quarter ended March 29, 2015 related to the extinguishment of the Converted Notes. As of March 29, 2015, after conversion of $3.3 million aggregate principal amount of the Converted Notes, the remaining aggregate principal amount of the 1.5% Notes due 2017 outstanding was $996.7 million.

The Company pays cash interest at an annual rate of 1.5%, payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2011. Debt issuance costs were $18.7 million, of which $5.5 million was allocated to capital in excess of par value and $13.2 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 1.5% Notes due 2017. As of March 29, 2015, unamortized deferred issuance cost was $4.5 million.

Concurrently with the issuance of the 1.5% Notes due 2017, the Company purchased a convertible bond hedge in which counterparties initially agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through March 29, 2015, the counterparties agreed to sell to the Company up to approximately 19.5 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $51.16 per share as of March 29, 2015. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the maturity date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. Through March 29, 2015, the Company had received 27,124 shares of the Company’s common stock from the exercise of a portion of the convertible bond hedge related to the conversion of $3.3 million aggregate principal amount of the 1.5% Notes due 2017.

In addition, concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to purchase up to approximately 19.1 million shares of the Company’s common stock at an exercise price of $73.3250 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through March 29, 2015, holders of the warrants may acquire up to approximately 19.5 million shares of the Company’s common stock at a strike price of $71.6276 per share as of March 29, 2015. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. As of March 29, 2015, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

0.5% Convertible Senior Notes Due 2020. In October 2013, the Company issued and sold $1.5 billion in aggregate principal amount of 0.5% Convertible Senior Notes due October 15, 2020 (the “0.5% Notes due 2020”) at par. The 0.5% Notes due 2020 may be converted, under certain circumstances described below, based on an initial conversion rate of 10.8470 shares of common stock per $1,000 principal amount of notes (which represents 16.3 million shares at an initial conversion price of approximately $92.19 per share). The 0.5% Notes due 2020 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of March 29, 2015, the conversion rate was adjusted for dividends in excess of $0.225 per share paid to date to 10.8750 shares of common stock per $1,000 principal amount of notes (which represents 16.3 million shares at a conversion price of approximately $91.95 per share). The net proceeds to the Company from the sale of the 0.5% Notes due 2020 were approximately $1.48 billion.

The Company separately accounts for the liability and equity components of the 0.5% Notes due 2020. The principal amount of the liability component of $1.15 billion as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 4.43%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of March 29, 2015, the carrying value of the equity component of $352.0 million was unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 0.5% Notes due 2020:

	Three months ended
	March 29, 2015	March 30, 2014
	(In thousands)
Contractual interest coupon	$1,875	$1,875
Amortization of bond issuance costs	627	659
Amortization of bond discount	11,254	10,771
Total interest cost recognized	$13,756	$13,305

The effective interest rate on the liability component of the 0.5% Notes due 2020 was 4.43% for the three months ended March 29, 2015 and March 30, 2014. The remaining unamortized bond discount of $288.9 million as of March 29, 2015 will be amortized over the remaining life of the 0.5% Notes due 2020, which is approximately 5.6 years.

As of March 29, 2015, the 0.5% Notes due 2020 were not convertible.

The Company pays cash interest at an annual rate of 0.5%, payable semi-annually on April 15 and October 15 of each year, beginning April 15, 2014. Debt issuance costs were $17.6 million, of which $4.1 million was allocated to capital in excess of par value and $13.5 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 0.5% Notes due 2020. As of March 29, 2015, unamortized deferred issuance cost was $10.7 million.

Concurrently with the issuance of the 0.5% Notes due 2020, the Company purchased a convertible bond hedge in which counterparties agreed to sell to the Company up to approximately 16.3 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through March 29, 2015, the counterparties agreed to sell to the Company up to approximately 16.3 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $91.95 per share as of March 29, 2015. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. As of March 29, 2015, the Company had not purchased any shares under this convertible bond hedge agreement. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 0.5% Notes due 2020, on the maturity date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 0.5% Notes due 2020.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, concurrent with the issuance of the 0.5% Notes due 2020, the Company sold warrants to purchase up to approximately 16.3 million shares of the Company’s common stock at an exercise price of $122.9220 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through March 29, 2015, holders of the warrants may acquire up to approximately 16.3 million shares of the Company’s common stock at a strike price of $122.6054 per share as of March 29, 2015. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. As of March 29, 2015, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.	Stock Repurchases

The Company’s Board of Directors authorized in October 2011 a program to repurchase up to $500.0 million of shares of the Company’s common stock. The stock repurchase program was increased by an additional $750.0 million by the Company’s Board of Directors in December 2012 and was fully expended by the end of the third quarter of 2013.  In July 2013, the Company’s Board of Directors authorized a new stock repurchase program of $2.50 billion and in January 2015, the Company’s Board of Directors increased the stock repurchase program by an additional $2.50 billion. As of March 29, 2015, $2.38 billion remained available for stock repurchases. The current stock repurchase program will remain in effect until the available funds have been expended or the Company’s Board of Directors terminates the program.

Under the Company’s stock repurchase programs, from the fourth quarter of 2011 through March 29, 2015, the Company spent an aggregate $3.87 billion to repurchase 54.7 million shares. Included in the aggregate repurchase activity are 9.3 million shares that were repurchased for an aggregate amount of $750.0 million during the three months ended March 29, 2015. In addition to repurchases under the Company’s stock repurchase program, during the three months ended March 29, 2015, the Company spent $33.8 million to settle employee tax withholding obligations due upon the vesting of restricted stock units (“RSUs”) and withheld an equivalent value of shares from the shares provided to the employees upon vesting.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.	Stockholders’ Equity and Share‑based Compensation

Dividends

During the three months ended March 29, 2015, the Company’s Board of Directors declared the following dividend:

Declaration Date	Dividend per Share	Record Date	Total Amount Declared	Payment Date
			(In millions)
January 20, 2015	$0.30	March 2, 2015	$65.9	March 23, 2015

On April 14, 2015, the Company’s Board of Directors declared a dividend of $0.30 per share for holders of record as of May 4, 2015, which is to be paid on May 26, 2015. Future dividends are subject to declaration by the Company’s Board of Directors.

Share-based Benefit Plans

Share-based Plans. The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employee service providers. This program includes incentive and non-statutory stock option awards, stock appreciation right awards (“SARs”), RSU awards, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. These awards are granted under various programs, all of which are stockholder approved. Stock option awards generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 12 quarters of continued service. RSU awards generally vest in equal annual installments over a four-year period. Grants to non-employee board members generally vest in one installment on the earlier of (i) the first anniversary of the grant date or (ii) the day immediately preceding the next annual meeting of the Company’s stockholders following the grant date. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lower.

Valuation Assumptions

Option Plan Shares. The fair value of the Company’s stock options granted to employees, officers and non-employee board members was estimated using the following weighted-average assumptions:

	Three months ended
	March 29, 2015	March 30, 2014
Dividend yield	1.52%	1.25%
Expected volatility	0.32	0.32
Risk-free interest rate	1.18%	1.22%
Expected term	4.2 years	4.4 years
Estimated annual forfeiture rate	8.79%	8.51%
Weighted-average fair value at grant date	$19.56	$18.53

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Stock Purchase Plan Shares. The fair value of shares issued under the Company’s ESPP program was estimated using the following weighted-average assumptions:

	Three months ended
	March 29, 2015	March 30, 2014
Dividend yield	1.52%	1.25%
Expected volatility	0.36	0.31
Risk-free interest rate	0.07%	0.08%
Expected term	½ year	½ year
Weighted-average fair value at purchase date	$20.20	$17.25

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and SARs activities under all of the Company’s share-based compensation plans as of March 29, 2015 and changes during the three months ended March 29, 2015 are presented below:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options and SARs outstanding as of December 28, 2014	4,090	$51.94	4.5	$202,044
Granted	936	$82.30
Exercised	(266)	$41.25		$163,623
Forfeited	(38)	$62.41
Expired	(2)	$27.02
Options and SARs outstanding as of March 29, 2015	4,720	$58.49	4.8	$58,404
Options and SARs vested and expected to vest after March 29, 2015, net of forfeitures	4,384	$57.35	4.7	$57,300
Options and SARs exercisable as of March 29, 2015	1,853	$44.26	3.4	$40,054

As of March 29, 2015, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $44.1 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.6 years. As of March 29, 2015, the Company had fully expensed all of its SARs awards.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plans during the three months ended March 29, 2015 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(In thousands)		(In thousands)
Non-vested share units as of December 28, 2014	5,587	$67.18	$375,366
Granted	2,043	$81.98
Vested	(1,332)	$59.78	$109,863
Forfeited	(124)	$77.21
Non-vested share units as of March 29, 2015	6,174	$67.18	$453,805

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The number of restricted stock units vested includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. Total payments for the employees’ tax obligations to taxing authorities are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting. See Note 8, “Stock Repurchases.”

As of March 29, 2015, the total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was approximately $346.1 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.9 years.

Employee Stock Purchase Plan. As of March 29, 2015, the total unrecognized compensation cost related to ESPP was approximately $5.5 million, and this amount is expected to be recognized over a period of five months.

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense:

	Three months ended
	March 29, 2015	March 30, 2014
	(In thousands)
Share‑based compensation expense by caption:
Cost of revenue	$4,062	$2,610
Research and development	21,043	15,675
Sales and marketing	9,535	6,257
General and administrative	6,770	5,488
Total share‑based compensation expense	41,410	30,030
Total tax benefit recognized	(11,069)	(8,776)
Decrease in net income	$30,341	$21,254

Share‑based compensation expense by type of award:
Stock options	$8,028	$7,924
RSUs	30,225	19,465
ESPP	3,157	2,641
Total share‑based compensation expense	41,410	30,030
Total tax benefit recognized	(11,069)	(8,776)
Decrease in net income	$30,341	$21,254

Share-based compensation expense of $5.4 million and $4.3 million related to manufacturing personnel was capitalized into inventory as of March 29, 2015 and December 28, 2014, respectively.

The total grant date fair value of options and RSUs vested during the period was as follows:

	Three months ended
	March 29, 2015	March 30, 2014
	(In thousands)
Options	$10,787	$10,228
RSUs	79,628	49,866
Total grant date fair value of options and RSUs vested during the period	$90,415	$60,094

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.	Restructuring and Other

The Company recorded the following in Restructuring and other:

Three months ended
March 29, 2015
(In thousands)
Restructuring costs	$4,250
Other costs	36,291
Total restructuring and other	$40,541

Restructuring Costs. During 2014, the Company implemented a restructuring plan which primarily consisted of reductions in workforce in certain functions of the organization, in the U.S. and certain foreign countries, because of redundant activities due to the Fusion‑io acquisition, as well as realignment of certain projects. The restructuring costs under this plan for the three months ended March 29, 2015 were $4.3 million, related primarily to an excess lease obligation, and severance and benefits for involuntary terminations. All expenses, including adjustments, associated with the restructuring plan are included in Restructuring and other in the Condensed Consolidated Statements of Operations.

The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve as of March 29, 2015:

	Severance and Benefits	Other Charges	Total
	(In thousands)
Accrual balance at December 28, 2014	$4,771	$40	$4,811
Charges	1,147	3,128	4,275
Adjustments	(25)	—	(25)
Cash payments	(3,868)	(85)	(3,952)
Non-cash items	—	(1,126)	(1,126)
Accrual balance at March 29, 2015	$2,025	$1,957	$3,983

The Company anticipates that the remaining restructuring reserve balance will be paid out in cash through the second quarter of 2015 for employee terminations and over the remaining lease term through 2021 for the excess lease obligation.

Other Costs. During the three months ended March 29, 2015, the Company recognized other costs of $36.3 million related primarily to legal settlements and also to Fusion‑io post-merger integration expenses.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.	Provision for (Benefit from) Income Taxes

The following table presents the provision for income taxes and the effective tax rate:

	Three months ended
	March 29, 2015	March 30, 2014
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(5,408)	$140,591
Tax rate	(16.1%)	34.3%

The negative tax rate for the three months ended March 29, 2015 is primarily attributable to a discrete benefit recorded as a result of tax audit settlements and a low pre-tax profit due to an impairment charge related to an IPR&D intangible asset. The provision for income taxes for the three months ended March 29, 2015 prior to discrete items differs from the U.S. statutory tax rate of 35% due primarily to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to the Company’s Chinese, Irish, Israeli, Japanese and Malaysian entities. Earnings in these countries where tax rates are lower than the U.S. notional rate contributed to the majority of the difference between the rate of the Company’s tax provision and the U.S. statutory tax rate. As of March 29, 2015, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

As of March 29, 2015, the Company had not made a provision for U.S. income taxes or foreign withholding taxes on $1.29 billion of undistributed earnings of foreign subsidiaries as the Company intends to indefinitely reinvest these earnings outside the U.S. to fund its international capital expenditures and operating requirements. The Company determined that it is not practicable to calculate the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings. If these earnings were distributed to the U.S., the Company would be subject to additional U.S. income taxes and foreign withholding taxes reduced by any available foreign tax credits.

Unrecognized tax benefits were $120.4 million and $125.2 million as of March 29, 2015 and December 28, 2014, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $94.6 million at March 29, 2015. Income tax expense for the three months ended March 29, 2015 and March 30, 2014 included interest and penalties of ($3.2) million and $0.7 million, respectively. It is reasonably possible that the unrecognized tax benefits could decrease by approximately $33.4 million within the next 12 months as a result of the expiration of statutes of limitations and potential settlements of tax authority examinations. The Company is currently under audit by several tax authorities in which the timing of the resolution and/or closure of these audits is highly uncertain. Therefore it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing as of March 29, 2015.

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In the first quarter of 2015, the Company received and signed the closing agreement with the Internal Revenue Service (“IRS”) related to the examination of the Company’s federal income tax returns for 2009 through 2011 and finalized audits with various state tax authorities. During the three months ended March 29, 2015, the Company recorded a discrete benefit of $20.9 million as a result of several audit settlements. The Company is currently under audit by various state and international tax authorities. The Company cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not materially harm the Company’s financial position, results of operations or liquidity.

The Company has tax holidays in Malaysia that begin to expire in December 2028. The impact of the tax holidays was immaterial to all periods presented.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 29, 2015	March 30, 2014
	(In thousands, except per share amounts)
Numerator for basic net income per share:
Net income	$39,025	$268,948
Denominator for basic net income per share:
Weighted-average common shares outstanding	211,428	225,845
Basic net income per share	$0.18	$1.19

Numerator for diluted net income per share:
Net income	$39,025	$268,948
Denominator for diluted net income per share:
Weighted-average common shares outstanding	211,428	225,845
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and ESPP (assuming proceeds would be used to purchase common stock), and RSUs	2,581	3,103
1.5% Notes due 2017	7,427	5,702
Warrants issued in conjunction with the 1.5% Notes due 2017	2,613	264
Shares used in computing diluted net income per share	224,049	234,914
Diluted net income per share	$0.17	$1.14

Anti-dilutive shares excluded from net income per share calculation	34,262	33,000

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt. Diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, ESPP, the 1.5% Notes due 2017 and warrants issued in conjunction with the 1.5% Notes due 2017. Certain common stock issuable under stock options, RSUs, the 0.5% Notes due 2020 and warrants issued in conjunction with the 0.5% Notes due 2020, has been omitted from the current year diluted net income per share calculation because the inclusion is considered anti-dilutive. Certain common stock issuable under stock options, SARs, RSUs, the 0.5% Notes due 2020, and warrants issued in conjunction with the 0.5% Notes due 2020, has been omitted from the prior year diluted net income per share calculation because the inclusion is considered anti-dilutive.

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

Flash Partners. Flash Partners Ltd. (“Flash Partners”) was formed in 2004. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan. As of March 29, 2015, the Company had notes receivable from Flash Partners of $28.6 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners with the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” As of March 29, 2015 and December 28, 2014, the Company had an equity investment in Flash Partners of $170.0 million and $167.1 million, respectively, denominated in Japanese yen, adjusted by ($5.3) million and ($7.3) million, respectively, of cumulative translation adjustments recorded in AOCI. Flash Partners’ share of the Fab 3 fabrication facility is fully equipped.

Flash Alliance. Flash Alliance Ltd. (“Flash Alliance”) was formed in 2006. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan. As of March 29, 2015, the Company had notes receivable from Flash Alliance of $297.0 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance with the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” As of March 29, 2015 and December 28, 2014, the Company had an equity investment in Flash Alliance of $254.7 million and $249.5 million, respectively, denominated in Japanese yen, adjusted by ($42.5) million and ($45.5) million, respectively, of cumulative translation adjustments recorded in AOCI. Flash Alliance’s share of the Fab 4 fabrication facility is fully equipped.

Flash Forward. Flash Forward Ltd. (“Flash Forward”) was formed in 2010. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan. Fab 5 was built in two phases. Phase 1 of the building is fully equipped. The Phase 2 shell of Fab 5 is complete and has been partially equipped. Phase 2 is currently intended to be used primarily for technology transition of the existing Flash Ventures wafer capacity to 1Y‑nanometer and 15‑nanometer technology nodes, the addition of a 3‑dimensional NAND (“3D NAND”) pilot line in the second half of 2015, and for the tools required for a planned increase in Flash Ventures wafer capacity of approximately 5%, with such wafer capacity increase expected to be completed by mid‑2015. As of March 29, 2015, the Company had notes receivable from Flash Forward of $157.6 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward with the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” As of March 29, 2015 and December 28, 2014, the Company had an equity investment in Flash Forward of $81.8 million and $79.2 million, respectively, denominated in Japanese yen, adjusted by ($27.4) million and ($28.4) million, respectively, of cumulative translation adjustments recorded in AOCI.

In 2014, the Company entered into a non-binding memorandum of understanding with Toshiba related to the construction and operation of Toshiba’s “New Fab 2” fabrication facility, which is primarily intended to provide space to convert Flash Ventures’ current 2D NAND capacity to 3D NAND, with expected readiness for production in 2016.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inventory Purchase Commitments with Flash Ventures. Purchase orders placed under Flash Ventures for up to three months are binding and cannot be canceled. These outstanding purchase commitments are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table.

Off-Balance Sheet Liabilities

Flash Ventures. Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements of which the Company guarantees half of the total outstanding obligations. As of March 29, 2015, the total amount of the Company’s guarantee obligation of Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 72.2 billion Japanese yen, or approximately $606 million, based upon the exchange rate at March 29, 2015.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of March 29, 2015, Flash Ventures was in compliance with all of its master lease covenants, including the stockholders’ equity covenant with the Company’s stockholders’ equity at $5.84 billion as of March 29, 2015. If the Company’s stockholders’ equity falls below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantees under such Flash Ventures master lease agreements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both initial and refinanced leases) in both Japanese yen and U.S. dollar-equivalent based upon the exchange rate at March 29, 2015:

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Japanese yen, in billions)	(U.S. dollar, in thousands)
Flash Partners:
March 2012	Refinanced	¥1.6	$13,367	2015
March 2014	Initial	4.4	36,719	2019
December 2014	Initial	3.2	27,255	2019
		9.2	77,341
Flash Alliance:
March 2012	Initial	4.8	40,115	2017
July 2012	Refinanced	8.9	74,880	2017
March 2014	Initial	4.3	35,799	2019
May 2014	Initial	5.7	48,041	2019
August 2014	Initial	6.0	50,859	2019
December 2014	Initial	5.0	41,916	2019
March 2015	Initial	10.0	83,956	2020
		44.7	375,566
Flash Forward:
November 2011	Initial	6.9	58,353	2016
March 2012	Initial	4.5	38,000	2017
July 2012	Initial	1.9	15,337	2017
December 2014	Initial	5.0	41,896	2019
		18.3	153,586
Total guarantee obligations		¥72.2	$606,493

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of March 29, 2015 in U.S. dollars based upon the Japanese yen to U.S. dollar exchange rate at March 29, 2015:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(In thousands)
Year 1	$158,063	$15,254	$173,317
Year 2	130,987	22,660	153,647
Year 3	83,840	46,528	130,368
Year 4	54,331	13,775	68,106
Year 5	28,927	36,239	65,166
Year 6	2,120	13,769	15,889
Total guarantee obligations	$458,268	$148,225	$606,493

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged IP infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third‑party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of March 29, 2015 and December 28, 2014, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers and employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of March 29, 2015 and December 28, 2014, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third‑party claims that NAND flash memory products manufactured and sold by Flash Ventures infringe third‑party patents. The Company has not made any indemnification payments under any such agreements. As of March 29, 2015 and December 28, 2014, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at March 29, 2015, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of March 29, 2015 were as follows:

	Total		1 Year (Remaining 9 months in 2015)	2 - 3 Years (2016 and 2017)	4 - 5 Years (2018 and 2019)	More than 5 Years (Beyond 2019)
	(In thousands)
Facility and other operating leases	$64,335	(4)	$12,202	$21,821	$15,802	$14,510
Flash Ventures and other related commitments(1)	3,324,907	(4)(5)	1,000,762	1,296,618	754,370	273,157
Convertible senior notes(2)	2,579,120		14,976	1,041,644	15,000	1,507,500
Noncancelable production purchase commitments(3)	266,366	(4)	257,016	9,350	—	—
Capital equipment purchase commitments	96,602		96,490	66	46	—
Operating expense commitments	60,915		59,963	952	—	—
Total contractual cash obligations	$6,392,245		$1,441,409	$2,370,451	$785,218	$1,795,167

(1)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses, including research and development. Funding commitments assume no additional operating lease guarantees; additional operating lease guarantees can reduce funding commitments.

(2)	Includes principal and interest on both the 1.5% Notes due 2017 and the 0.5% Notes due 2020. See Note 7, “Financing Arrangements.”

(3)	Includes production purchase commitments to Flash Ventures and other suppliers.

(4)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at March 29, 2015.

(5)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

The Company has excluded $126.3 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at March 29, 2015. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements were as follows:

March 29, 2015
(In thousands)
Guarantee of Flash Ventures equipment leases (1)	$606,493

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 72.2 billion Japanese yen, or approximately $606 million based upon the exchange rate at March 29, 2015.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from 2015 through 2026. Future minimum lease payments are presented below:

Future minimum lease payments
(In thousands)
Year:
2015 (Remaining 9 months)	$12,628
2016	11,986
2017	9,981
2018	8,791
2019	7,011
2020 and thereafter	14,510
Operating leases, gross	64,907
Sublease income to be received in the future under noncancelable subleases	(572)
Operating leases, net	$64,335

Net rent expense was as follows:

	Three months ended
	March 29, 2015	March 30, 2014
	(In thousands)
Rent expense, net	$4,080	$1,624

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14.	Related Parties and Strategic Investments

Flash Ventures with Toshiba. The Company owns 49.9% of each entity within Flash Ventures and accounts for its ownership position under the equity method of accounting. The Company’s obligations with respect to Flash Ventures’ master lease agreements, take-or-pay supply arrangements and R&D cost sharing are described in Note 13, “Commitments, Contingencies and Guarantees.” The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments. Entities within Flash Ventures are variable interest entities (“VIEs”). The Company evaluated whether it is the primary beneficiary of any of the entities within Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities. In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities. The Company concluded, based upon its 49.9% ownership, the voting structure and the manner in which the day-to-day operations are conducted for each entity within Flash Ventures, that the Company lacked the power to direct most of the activities that most significantly impact the economic performance of each entity within Flash Ventures.

The Company purchased NAND flash memory wafers from Flash Ventures and made prepayments, investments and loans to Flash Ventures, totaling $503.8 million and $460.1 million during the three months ended March 29, 2015 and March 30, 2014, respectively. The Company received loan repayments from Flash Ventures of $89.7 million and $24.4 million during the three months ended March 29, 2015 and March 30, 2014, respectively. At March 29, 2015 and December 28, 2014, the Company had accounts payable balances due to Flash Ventures of $147.9 million and $136.1 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with Flash Ventures, is presented below. Flash Ventures’ investments are denominated in Japanese yen and the maximum possible loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

	March 29, 2015	December 28, 2014
	(In millions)
Notes receivable	$483	$467
Equity investments	507	496
Operating lease guarantees	606	551
Maximum estimable loss exposure	$1,596	$1,514

Solid State Storage Solutions, Inc. Solid State Storage Solutions, Inc. (“S4”) is a venture with third parties to license IP. S4 qualifies as a VIE. The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements for all periods presented. The Company considered multiple factors in determining it was the primary beneficiary, including its overall involvement with the venture, contributions and participation in operating activities. S4’s assets and liabilities were not material to the Condensed Consolidated Balance Sheets as of March 29, 2015 and December 28, 2014.

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

Patent Infringement and Antitrust Litigation With Round Rock Research LLC. On October 27, 2011, in response to infringement allegations by Round Rock Research LLC (“Round Rock”), the Company filed a lawsuit against Round Rock in the U.S. District Court for the Northern District of California. The lawsuit sought a declaratory judgment that 12 Round Rock patents are invalid and/or not infringed by flash memory products sold by the Company. Round Rock later withdrew its infringement allegations as to eight of the patents. The parties filed several motions for summary judgment directed to various claims and defenses. On June 13, 2014, the Company won multiple summary judgment motions, which included a ruling that it did not infringe two of the remaining four patents based on patent exhaustion because its memories were purchased from an authorized licensee and other rulings limiting the potential damages from the other two patents. On July 3, 2014, Round Rock dismissed the two remaining patents in the case in order to appeal the court’s summary judgment rulings. The court entered final judgment on July 3, 2014. On July 23, 2014, Round Rock filed a notice of appeal.

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

On March 19, 2014, the Company filed an action against Round Rock in the U.S. District Court for the District of Delaware for antitrust violations arising from Round Rock’s acquisition of patents from Micron Technology, Inc. (“Micron”) and demand for royalties that are not reasonable and non-discriminatory for alleged infringement of patents that Round Rock claims are standards-essential. The Company alleged that Round Rock violated the antitrust laws by conspiring with Micron and violating commitments that Micron made to the standards-setting organization, JEDEC Solid State Technology Association. The antitrust case was stayed until after the January 2015 trial in the patent case.

On December 3, 2014, Round Rock filed another action in the U.S. District Court for the District of Delaware alleging that the Company infringed five patents, which patents were not at issue in the matters described above.

On March 27, 2015, the Company entered into a confidential settlement agreement with Round Rock resolving all pending litigation between the parties, which matters were subsequently dismissed with prejudice.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, former SanDisk Corporation Chief Executive Officer, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss, which resulted in Dr. Harari being dismissed as a defendant. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) for the portion of the District Court’s Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On November 20, 2012, the Federal Circuit affirmed the District Court’s order denying SanDisk’s motion to dismiss. On December 2, 2012, the Federal Circuit issued its mandate returning the case to the District Court. On July 5, 2013, the District Court granted Ritz’s motion to substitute in Albert Giuliano, the Chapter 7 Trustee of the Ritz bankruptcy estate, as the plaintiff in this case. On October 1, 2013, the District Court granted the Trustee’s motion for leave to file a third amended complaint, which adds CPM Electronics Inc. and E.S.E. Electronics, Inc. as named plaintiffs. On September 19, 2014, the District Court granted the plaintiffs’ motion for leave to file a fourth amended complaint, which adds a cause of action for attempted monopolization and adds MFLASH as a named plaintiff. The plaintiffs have filed a motion for class certification, and the Company has filed a motion for summary judgment as to all of the plaintiffs’ asserted claims. Both motions are fully briefed and have been taken under submission by the District Court. A trial date of June 22, 2015, as previously set by the District Court, has since been vacated.

Samsung Federal Antitrust Action Against Panasonic and SD‑3C. On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action in the U.S. District Court for the Northern District of California (the “District Court”) alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and SD‑3C, LLC (“SD‑3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws relating to the licensing practices and operations of SD‑3C. The complaint seeks an injunction against collection of Secure Digital (“SD”) card royalties, treble damages, restitution, pre- and post-judgment interest, costs, and attorneys’ fees, as well as a declaration that Panasonic and SD‑3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable. The Company is not named as a defendant in this case, but it established SD‑3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning the Company. As a member of SD‑3C, the Company may be responsible for a portion of any monetary award. Other requested relief, including an injunction or declaration of patent misuse, could result in a loss of revenue to the Company. The defendants filed a motion to dismiss on September 24, 2010, and Samsung filed a first amended complaint on October 14, 2010. On August 25, 2011, the District Court dismissed the patent misuse claim with prejudice but gave Samsung leave to amend its other claims. Samsung filed a second amended complaint on September 16, 2011. On January 3, 2012, the District Court granted the defendants’ motion to dismiss Samsung’s complaint without leave to amend. Samsung appealed. On April 4, 2014, the U.S. Court of Appeals for the Ninth Circuit (the “Appeals Court”) issued a decision reversing the District Court’s dismissal on statute of limitations grounds and remanding the case to the District Court for further proceedings. The Appeals Court denied the defendants’ petition for rehearing and issued its mandate to send the case back to the District Court. On November 12, 2014, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court, which the U.S. Supreme Court subsequently denied. Samsung filed a third amended complaint on January 20, 2015. On February 13, 2015, the defendants filed a motion to dismiss, which is fully briefed and is set for hearing on May 8, 2015. The District Court has stayed discovery until after completion of the pleading stage.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California (the “District Court”) on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, LLC (“SD‑3C”), Panasonic Corporation, Panasonic Corporation of North America, Toshiba and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antitrust and unfair competition laws, and common law. The complaint seeks an injunction of the challenged conduct, dissolution of “the cooperation agreements, joint ventures and/or cross-licenses alleged herein,” treble damages, restitution, disgorgement, pre- and post-judgment interest, costs, and attorneys’ fees. The plaintiffs allege that the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused the plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On May 21, 2012, the District Court granted the defendants’ motion to dismiss the complaint with prejudice. The plaintiffs appealed. On May 14, 2014, the appeals court issued a decision reversing the District Court’s dismissal on statute of limitations grounds and remanding the case to the District Court for further proceedings. The appeals court denied the defendants’ petition for rehearing and issued its mandate to send the case back to the District Court. On December 1, 2014, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court, which the U.S. Supreme Court subsequently denied. On February 3, 2015, the plaintiffs filed a second amended complaint in the District Court. On February 27, 2015, the defendants filed a motion to dismiss, which is fully briefed and is set for hearing on May 8, 2015. The District Court has stayed discovery until after completion of the pleading stage.

Trade Secret Litigation Against SK hynix Inc., et al. On March 13, 2014, the Company filed a civil action in Santa Clara Superior Court in California against SK hynix Inc. (“Hynix”) and certain related entities for trade secret misappropriation arising from the theft of trade secrets by a former employee of the Company and the defendants’ wrongful receipt and use of such information. The lawsuit seeks damages, an injunction and other remedies. Additionally, in March 2014, SanDisk submitted a criminal complaint to the Tokyo Metropolitan Police Department against the former employee. On April 3, 2014, the former employee was indicted by the Tokyo District Public Prosecutor’s Office for theft of trade secrets. The former employee’s criminal trial was held in January 2015. The former employee was convicted and, in March 2015, was sentenced to five years of imprisonment and a fine of 3 million yen.

In June 2014, the Company moved for a preliminary injunction requiring Hynix to stop using any of the Company’s information received from the former employee and to return stolen Company material. On July 1, 2014, the court issued a preliminary injunction prohibiting Hynix from using or disclosing trade secret information that originated from materials taken by the former employee and ordering Hynix to provide certain information to the Company’s counsel to facilitate the identification of those documents taken by the former employee that are in Hynix’s possession. The order does not preclude Hynix from continuing to sell NAND flash products that it has already qualified for commercial sale. Hynix has filed a notice of appeal of the court’s preliminary injunction and also moved to stay enforcement of the order pending the appeal. On July 16, 2014, the court denied Hynix’s motion with respect to the portion of the order prohibiting use or disclosure of the trade secret information, but granted the motion to stay with respect to the other portion of the order. On November 6, 2014, Hynix removed the case to federal court. On March 26, 2015, the federal court granted the Company’s motion to remand the case to state court and denied Hynix’s motions to compel arbitration and dismiss the case on inconvenient forum grounds.

Federal Securities Class Action Against Fusion‑io et al. Beginning on November 19, 2013, Fusion‑io and certain of its officers were named in three putative class action lawsuits filed in the United States District Court for the Northern District of California (Denenberg v. Fusion‑io, Inc. et al.; Miami Police Relief & Pension Fund v. Fusion‑io, Inc. et al.; Marriott v. Fusion‑io, Inc. et al.). Two of the complaints are allegedly brought on behalf of a class of purchasers of Fusion‑io’s common stock between August 10, 2012 and October 23, 2013, and one is brought on behalf of a purported class of purchasers between January 25, 2012 and October 23, 2013. The complaints generally allege violations of the federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. On June 10, 2014, the Court consolidated the cases, appointed a lead plaintiff, and ordered the plaintiffs to file an amended consolidated complaint. On August 6, 2014, a consolidated amended complaint was filed on behalf of a putative class of purchasers of Fusion‑io common stock between October 25, 2012 and October 23, 2013, inclusive. The consolidated complaint generally alleges violations of the federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period and seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. On February 12, 2015, the Court granted the defendants’ motion to dismiss, with leave to amend.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Federal Securities Class Action Against SanDisk et al. On March 30, 2015, the Company and certain of its officers were named in a putative class action lawsuit filed in the United States District Court for the Northern District of California (Glore v. SanDisk Corp. et al.). The complaint is allegedly brought on behalf of a class of purchasers of the Company’s securities between October 16, 2014 and March 25, 2015, and alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period. The complaint seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global leader in NAND flash storage solutions. We sell our products globally to commercial and retail customers. We design, develop and manufacture data storage solutions in a variety of form factors using flash memory, controller, firmware and software technologies. Our solutions include client solid state drives, or SSDs, enterprise SSDs and solutions, embedded products, removable cards, universal serial bus, or USB, drives, wireless media drives, digital media players, and wafers and components. Our SSD products are used in both client computing platforms and enterprise data centers and provide high-speed, high-capacity storage solutions that can be used in lieu of hard disk drives. Our embedded flash products are used in mobile phones, tablets, notebooks, computing platforms, imaging devices, and many other products. Our removable cards are used in a wide range of applications such as mobile phones, tablets, digital cameras, gaming devices, personal computers, or PCs, automobiles and many other products.

We have a deep understanding of the technology used in the design, manufacture and operation of NAND flash and have invented many of the key NAND flash technologies and solutions. We strive to continuously reduce the cost of NAND flash in order to continue to grow our markets, supply a diverse set of customers and channels, and enable us to profitably grow our business. A key component of our ability to reduce the cost of NAND flash is our ability to continue to transition our NAND flash manufacturing technology to smaller geometries. We began transitioning to the 15‑nanometer node (also referred to as 1Z‑nanometer), in the second half of 2014 and expect to continue ramping production on this node throughout 2015. We expect 15‑nanometer to be our last technology node on 2‑dimensional, or 2D, NAND flash architecture. We are investing in our 3‑dimensional, or 3D, NAND architecture, which we refer to as BiCS, and we will begin pilot line production of our 3D NAND in the second half of 2015 and expect to ramp commercial volume production of 3D NAND in 2016. We are also investing in 3D resistive RAM, or 3D ReRAM, technology which we believe may be a future alternative to NAND. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time.

Through our investments in our ventures with Toshiba and our in‑house assembly and test facilities, we have invested heavily in a vertically integrated business model. We purchase substantially all of our NAND flash supply requirements through Flash Ventures, our significant venture relationships with Toshiba, which produce and provide us with leading‑edge, high‑quality, low‑cost NAND flash wafers. While substantially all of our flash memory supply is purchased from Flash Ventures, from time-to-time, we also purchase flash memory from other NAND flash manufacturers. While we do not unilaterally control the operations of Flash Ventures, we believe that our vertically integrated business model helps us to reduce the costs of producing our products, increases our ability to control the quality of our products and speeds delivery to our customers. Our vertically integrated manufacturing operations are concentrated in three locations, with Flash Ventures located in Yokkaichi, Japan, our in‑house assembly and test operations located in Shanghai, China and our new in-house assembly and test operations located in Penang, Malaysia. We also utilize third‑party contract manufacturers in China, Malaysia, Taiwan and the U.S.

Most of our products are made by combining NAND flash memory with a controller and firmware, and, increasingly, many of our SSD solutions incorporate software. We use controllers which we have designed in‑house as well as controllers purchased from third‑parties. Our controllers that are designed in‑house are manufactured at third‑party foundries. The vast majority of our products use firmware that is developed in‑house.

Our revenue is derived from two sales channels, the Retail sales channel and the Commercial sales channel. Retail channel sales are made directly to retail customers and indirectly through distributors to retail customers. Commercial channel sales are made directly and through distributors to OEMs, system integrators and value-added resellers who bundle, embed or integrate our data storage solutions, and directly to enterprise customers. Our Commercial revenue also includes direct sales and license and royalty revenue related to our IP.

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

For 2015, our expectations include:

•
We expect that industry bit-supply growth for 2015 will be approximately 35% to 40%, similar to the estimated industry supply growth rate in 2014 and 2013, and we expect our captive bit-supply growth to be within this industry growth range.

•	We expect our 2015 revenue to decline from 2014, with the primary factors being:

(1)
A significant client SSD program has ended for us at a large customer. Our revenue from this program in the first quarter of 2015 was substantially down sequentially and year-over-year, and we expect no further revenue from this program.

(2)	We expect minimal offsetting growth from enterprise solutions revenue in 2015 due to the timing of introduction and qualification of certain products on our roadmap relative to market demand shifts.

(3)
We are increasing our inventory levels in order to better meet customer service levels. As a result, our captive revenue bit growth will be less than our captive supply bit growth. At the same time, we expect our price decline in 2015 to be greater than the 22% blended price decline experienced in 2014.

•
We expect our 2015 blended average cost reduction per gigabyte to be between 15% and 25%. We expect our cost reduction in 2015 to come primarily from the 1Y‑nanometer and 15‑nanometer technology transitions, increased usage of X3 memory, and an expected positive impact from the Japanese yen to U.S. dollar exchange rate for Japanese yen denominated wafer purchases, partially offset by inventory-related charges recorded in the first quarter of 2015, a higher usage of non-captive memory and start-up costs related to our manufacturing facilities. The largest portion of our first quarter inventory-related charges was for excess non-captive memory used in enterprise PCIe products and excess controllers used in client SSDs, both due to demand reductions.

•	In the second quarter of 2015, we expect to implement expense reduction measures, including certain reductions in our non-factory headcount.

As part of our efforts to continuously reduce the cost of NAND flash, we are currently focused on transitioning our products to 1Y‑nanometer and 15‑nanometer technologies, with the 15‑nanometer node ramping across 2015. Our 1Y‑nanometer and 15‑nanometer nodes have increased manufacturing equipment requirements relative to previous nodes, which reduce the cost reduction benefits obtainable through these technologies compared with previous technology node transitions. We continue to develop our 3D NAND architecture and we expect to begin pilot line production of our 3D NAND in the second half of 2015 and ramp commercial volume production of 3D NAND in 2016. One of our competitors has introduced products based on its 3D NAND technology, and other competitors have announced the expected launch in 2015 of products incorporating 3D NAND technologies. At this time, these technologies are still emerging and it is unclear how these new technologies will compare to our 3D NAND technology and what implications other 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. We believe that our 15‑nanometer 2D NAND is currently the industry’s lowest cost NAND and is capable of addressing a broad range of market opportunities. We are also investing in 3D ReRAM technology, which we believe may be a viable alternative to NAND flash memory in the future. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time.

Results of Operations

	Three months ended
	March 29, 2015	% of Revenue	March 30, 2014	% of Revenue
	(In millions, except percentages)
Revenue	$1,332.2	100%	$1,511.9	100%
Cost of revenue	762.4	57%	741.0	49%
Amortization of acquisition-related intangible assets	24.8	2%	19.6	1%
Total cost of revenue	787.2	59%	760.6	50%
Gross profit	545.0	41%	751.3	50%
Operating expenses:
Research and development	222.7	17%	198.8	13%
Sales and marketing	101.8	8%	77.0	6%
General and administrative	48.0	4%	48.7	3%
Amortization of acquisition-related intangible assets	13.7	1%	1.6	—%
Impairment of acquisition-related intangible assets	61.0	5%	—	—%
Restructuring and other	40.6	3%	—	—%
Total operating expenses	487.8	38%	326.1	22%
Operating income	57.2	4%	425.2	28%
Other income (expense), net	(23.6)	(3%)	(15.7)	—%
Income before income taxes	33.6	3%	409.5	27%
Provision for (benefit from) income taxes	(5.4)	0%	140.6	9%
Net income	$39.0	3%	$268.9	18%

Revenue Mix by Channel.

	Three months ended
	March 29, 2015	% of Total	March 30, 2014	% of Total	% Change
	(In millions, except percentages)
Commercial (1)	$867.2	65%	$978.6	65%	(11%)
Retail	465.0	35%	533.3	35%	(13%)
Total revenue	$1,332.2	100%	$1,511.9	100%	(12%)

(1)	Commercial includes revenue from OEMs, system integrators, value-added resellers, direct sales and license and royalties.

The 12% decrease in our revenue for the three months ended March 29, 2015, compared to the three months ended March 30, 2014, reflected a 29% decline in the blended average selling price per gigabyte partially offset by a 24% increase in the number of gigabytes sold.

•
The decrease in our Commercial revenue for the three months ended March 29, 2015, compared to the three months ended March 30, 2014, is primarily related to lower sales of client SSDs, cards, and wafers and components, partially offset by higher sales of enterprise solutions and embedded products.

•	The decrease in our Retail revenue for the three months ended March 29, 2015, compared to the three months ended March 30, 2014, was primarily driven by lower sales of cards.

Our ten largest customers represented 46% and 49% of our total revenue in the three months ended March 29, 2015 and March 30, 2014, respectively. One customer exceeded 10% of our total revenue and represented 17% of our total revenue in each of the three months ended March 29, 2015 and March 30, 2014.

Revenue Mix by Category (1).

	Three months ended
	March 29, 2015	March 30, 2014
	(Percent of revenue)
Embedded (2)	25%	20%
Removable (3)	38%	40%
Client SSD Solutions (4)	13%	22%
Enterprise Solutions (5)	14%	6%
Other (6)	10%	11%
Total revenue	100%	100%

(1)	Revenue by category is estimated based on analysis of the information we collect in our sales reporting processes. Percentages may not add to 100% due to rounding.

(2)	Embedded includes products that attach to a host system board.

(3)	Removable includes products such as cards, USB flash drives and audio/video players.

(4)	Client SSD Solutions includes SSDs used in client devices and associated software.

(5)	Enterprise Solutions includes SSDs, system solutions and software used in data center applications.

(6)	Other includes wafers, components, accessories and license and royalty.

The changes in our revenue by category for the three months ended March 29, 2015, compared to the three months ended March 30, 2014, were due primarily to the following:

•	Embedded revenue increased 8%, driven by higher sales of custom embedded solutions, partially offset by lower sales of iNAND products.

•	Removable revenue declined 18%, due primarily to lower sales of cards.

•	Client SSD Solutions revenue declined 50%, as a significant client SSD program ended for us at a large customer.

•	Enterprise Solutions revenue increased 102%, in part due to the acquisition of Fusion‑io, Inc., or Fusion‑io, in the third quarter of 2014.

•	Other revenue declined 15% driven by lower sales of wafers and components and lower license and royalties.

Revenue Mix by Geography.

	Three months ended
	March 29, 2015	% of Total	March 30, 2014	% of Total	% Change
	(In millions, except percentages)
United States	$270.8	20%	$243.7	16%	11%
Asia-Pacific	801.1	60%	1,011.4	67%	(21%)
Europe, Middle East and Africa	187.3	14%	191.0	13%	(2%)
Other foreign countries	73.0	6%	65.8	4%	11%
Total revenue	$1,332.2	100%	$1,511.9	100%	(12%)

The changes in our revenue by geography for the three months ended March 29, 2015, compared to the three months ended March 30, 2014, were due primarily to the following:

•	Revenue in the U.S. increased due primarily to higher sales of client SSD and enterprise solutions, partially offset by lower sales of cards and USB drives.

•
Revenue in Asia-Pacific decreased due primarily to lower sales of client SSD solutions, iNAND products, cards, and wafers and components, partially offset by higher sales of custom embedded products, enterprise solutions and USB drives.

•	Revenue in Europe, Middle East and Africa decreased due primarily to lower sales of cards and client SSD solutions, partially offset by higher sales of enterprise solutions and USB drives.

•	Revenue in other foreign countries increased due primarily to higher sales of enterprise and client SSD solutions, partially offset by lower sales of USB drives.

Our revenue is designated based on the geographic location where the product is delivered, or in the case of license and royalty revenue, the location of the headquarters of the licensee, and therefore may not be indicative of the actual demand in those regions.

Gross Profit and Margin.

	Three months ended
	March 29, 2015	March 30, 2014	% Change
	(In millions, except percentages)
Gross profit	$545.0	$751.3	(27%)
Gross margin	41%	50%

•
The change in gross margin for the three months ended March 29, 2015, compared to the three months ended March 30, 2014, reflected a 29% decrease in our blended average selling price, partially offset by a 17% decline in our blended average cost per gigabyte. Cost reduction in the first quarter of 2015 was derived primarily from non-memory cost per gigabyte reductions for embedded products and enterprise SSDs, lower wafer costs due to a favorable Japanese yen to U.S. dollar exchange rate, a higher mix of 1Y and 15‑nanometer memory, and a higher mix of X3 technology, partially offset by higher inventory-related charges. The largest portion of our first quarter inventory-related charges was for excess non-captive memory used in enterprise PCIe products and excess controllers used in client SSDs, both due to demand reductions.

Research and Development.

	Three months ended
	March 29, 2015	March 30, 2014	% Change
	(In millions, except percentages)
Research and development	$222.7	$198.8	12%
% of revenue	17%	13%

The increase in our research and development expense for the three months ended March 29, 2015, compared to the three months ended March 30, 2014, was due primarily to higher employee related costs of $13 million, higher third-party engineering costs of $7 million, higher facilities costs of $3 million and higher equipment costs of $3 million, in part related to the acquisition of Fusion‑io in July 2014, partially offset by lower product samples of $2 million. The higher employee related costs of $13 million were due primarily to higher salaries and benefits costs of $13 million and share-based compensation of $5 million, due primarily to increased headcount in part related to the acquisition of Fusion‑io, partially offset by lower incentive compensation of $5 million.

Sales and Marketing.

	Three months ended
	March 29, 2015	March 30, 2014	% Change
	(In millions, except percentages)
Sales and marketing	$101.8	$77.0	32%
% of revenue	8%	6%

The increase in our sales and marketing expense for the three months ended March 29, 2015, compared to the three months ended March 30, 2014, was due primarily to higher employee-related costs of $21 million, higher outside services of $2 million and higher facilities and IT costs of $2 million. The higher employee-related costs were due primarily to an increase in compensation and benefits of $17 million, share-based compensation of $3 million and other employee costs of $3 million, due primarily to increased headcount, in part related to the acquisition of Fusion‑io, partially offset by lower incentive compensation of $2 million.

General and Administrative.

	Three months ended
	March 29, 2015	March 30, 2014	% Change
	(In millions, except percentages)
General and administrative	$48.0	$48.7	(1%)
% of revenue	4%	3%

Our general and administrative expense for the three months ended March 29, 2015, compared to the three months ended March 30, 2014, was approximately the same.

Amortization of Acquisition-related Intangible Assets.

	Three months ended
	March 29, 2015	March 30, 2014	% Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$13.7	$1.6	**
% of revenue	1%	—%

**	Amount not meaningful

The increase in amortization of acquisition-related intangible assets for the three months ended March 29, 2015, compared to the three months ended March 30, 2014, was due to the acquisition of Fusion‑io.

Impairment of Acquisition-related Intangible Assets.

	Three months ended
	March 29, 2015	March 30, 2014	% Change
	(In millions, except percentages)
Impairment of acquisition-related intangible assets	$61.0	$—	**
% of revenue	5%	—%

**	Amount not meaningful

Impairment of acquisition-related intangible assets for the three months ended March 29, 2015 related to an IPR&D project from the acquisition of Fusion‑io. The project has been abandoned and resources have been redirected towards the next-generation PCIe and converged enterprise platform. See Note 6, “Goodwill and Intangible Assets,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Restructuring and Other.

	Three months ended
	March 29, 2015	March 30, 2014	% Change
	(In millions, except percentages)
Restructuring and other	$40.6	$—	**
% of revenue	3%	—%

**	Amount not meaningful

The Restructuring and other expense for the three months ended March 29, 2015 primarily included legal settlements as well as Fusion‑io post-merger integration expenses and restructuring costs primarily related to the acquisition of Fusion‑io.  Restructuring charges included an excess lease obligation, and severance and benefits related to involuntary terminations of personnel. See Note 10, “Restructuring and Other,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. In the second quarter of 2015, we expect to implement expense reduction measures, including certain reductions in our non-factory headcount.

Other Income (Expense), net.

	Three months ended
	March 29, 2015	March 30, 2014	% Change
	(In millions, except percentages)
Interest income	$11.0	$13.2	(17%)
Interest expense	(29.0)	(27.9)	4%
Other income (expense), net	(5.6)	(1.0)	**
Total other income (expense), net	$(23.6)	$(15.7)	50%

**	Amount not meaningful

“Total other income (expense), net” for the three months ended March 29, 2015 reflected a higher net expense, compared to the three months ended March 30, 2014, due primarily to higher other income (expense), net which related to losses from our equity method investments in Flash Ventures in the first quarter of 2015 and an impairment of an investment in a privately-held company. Interest income decreased due to lower balances of cash and cash equivalents, and short and long-term marketable securities balances. Interest expense increased due to interest accretion on our convertible debt.

Provision for (Benefit from) Income Taxes.

	Three months ended
	March 29, 2015	March 30, 2014	% Change
	(In millions, except percentages)
Provision for (benefit from) income taxes	$(5.4)	$140.6	(104%)
Tax rate	(16.1%)	34.3%

The negative tax rate for the three months ended March 29, 2015 is primarily attributable to a discrete benefit recorded as a result of tax audit settlements and a low pre-tax profit due to an impairment charge related to an IPR&D intangible asset. The provision for income taxes for the three months ended March 29, 2015 prior to discrete items differs from the U.S. statutory tax rate of 35% due primarily to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to our Chinese, Irish, Israeli, Japanese and Malaysian entities. Earnings in these countries where tax rates are lower than the U.S. notional rate contributed to the majority of the difference between the rate of our tax provision and the U.S. statutory tax rate. As of March 29, 2015, we believe that most of our deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

Unrecognized tax benefits were $120 million and $125 million as of March 29, 2015 and December 28, 2014, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $95 million at March 29, 2015. Income tax expense for the three months ended March 29, 2015 and March 30, 2014 included interest and penalties of ($3) million and $1 million, respectively. It is reasonably possible that the unrecognized tax benefits could decrease by approximately $33 million within the next 12 months as a result of the expiration of statutes of limitations and potential settlements of tax authority examinations. We are currently under audit by several tax authorities in which the timing of the resolution and/or closure of these audits are highly uncertain. Therefore it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing as of March 29, 2015.

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In the first quarter of 2015, we received and signed the closing agreement with the Internal Revenue Service (“IRS”) related to the examination of the Company’s federal income tax returns for 2009 through 2011, and finalized audits with various state tax authorities. During the three months ended March 29, 2015, we recorded a discrete benefit of $21 million as a result of several audit settlements. We are currently under audit by various state and international tax authorities. We cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not materially harm our financial position, results of operations or liquidity.

We have tax holidays in Malaysia that begin to expire in December 2028. The impact of the tax holidays was immaterial to all periods presented.

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended
	March 29, 2015	March 30, 2014
	(In millions, except per share amounts)
Net income	$39.0	$268.9
Share-based compensation	41.4	30.0
Amortization of acquisition-related intangible assets	38.5	21.3
Impairment of acquisition-related intangible assets	61.0	—
Convertible debt interest	22.1	21.0
Income tax adjustments	(68.3)	(11.2)
Non-GAAP net income	$133.7	$330.0

Diluted net income per share	$0.17	$1.14
Share-based compensation	0.19	0.15
Amortization of acquisition-related intangible assets	0.18	0.10
Impairment of acquisition-related intangible assets	0.29	—
Convertible debt interest	0.11	0.10
Income tax adjustments	(0.32)	(0.05)
Non-GAAP diluted net income per share	$0.62	$1.44

Reconciliation of Diluted Shares.

	Three months ended
	March 29, 2015	March 30, 2014
	(In millions)
GAAP diluted shares	224.0	234.9
Adjustment for share-based compensation	0.2	0.3
Offsetting shares from call options	(7.4)	(5.7)
Non-GAAP diluted shares	216.8	229.5

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

Limitations of Relying on Non-GAAP Financial Measures. We have incurred and will incur in the future, many of the costs that we exclude from the non-GAAP measures, including share-based compensation expense, inventory step-up expense, impairment of goodwill and acquisition-related intangible assets, amortization of acquisition-related intangible assets, non-cash economic interest expense associated with our convertible debt and related tax adjustments. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results. These non-GAAP measures may be different than the non-GAAP measures used by other companies.

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	Three months ended
	March 29, 2015	March 30, 2014
	(In millions)
Net cash provided by operating activities	$308.9	$382.1
Net cash provided by (used in) investing activities	341.7	(154.7)
Net cash used in financing activities	(808.8)	(96.7)
Effect of changes in foreign currency exchange rates on cash	(0.9)	—
Net increase (decrease) in cash and cash equivalents	$(159.1)	$130.7

Operating Activities. Cash provided by operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was lower in the first quarter of 2015 than in the first quarter of 2014, primarily due to lower net income, partially offset by higher non-cash adjustments related to operating activities and changes in operating assets and liabilities. Change in operating assets and liabilities, compared to the prior year, were as follows:

•	cash flow from accounts receivable was a higher source of cash, due primarily to the timing of collections from our customers and lower year-over-year revenue;

•	cash flow from inventory was a lower use of cash, due primarily to lower year-over-year revenue and reduced growth in inventory balances;

•	cash flow from other assets was a use of cash, due primarily to the timing of tax payments in the current year;

•	cash flow from accounts payable trade was a lower use of cash, due primarily to the timing of payments to vendors;

•	cash flow from accounts payable from related parties was a lower source of cash, due primarily to the timing of proceeds from Flash Ventures; and

•	cash flow from other liabilities was a lower use of cash, due primarily to a reduction in the amount of incentive compensation payments and taxes payable.

Investing Activities. Net cash provided by investing activities in first quarter of 2015, compared to the net cash used by investing activities in the first quarter of 2014, resulted primarily from higher net proceeds from short and long-term marketable securities of $452 million.

Financing Activities. Net cash used in financing activities in first quarter of 2015 was primarily related to share repurchases of $750 million, shares withheld to settle employee tax obligations due upon the vesting of restricted stock units of $34 million and dividends paid of $65 million, partially offset by cash received from employee stock programs of $31 million. Net cash used in financing activities in first quarter of 2014 was primarily related to share repurchases of $90 million, shares withheld to settle employee tax obligations due upon the vesting of restricted stock units of $24 million and dividends paid of $52 million, partially offset by cash received from employee stock programs of $52 million.

Liquid Assets. As of March 29, 2015, we had cash, cash equivalents and short-term marketable securities of $2.0 billion. We had $2.4 billion of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining maturity of each marketable security being greater than one year.

Short-Term Liquidity. As of March 29, 2015, our working capital balance was $1.7 billion. During 2015, we expect our total capital investment to be approximately $1.4 billion, including our net capital investments in Flash Ventures and our investment in non-fab property and equipment. We expect these 2015 investments to be funded by cash of approximately $500 million and by Flash Ventures’ working capital and equipment leases of approximately $900 million. For the three months ended March 29, 2015, total capital investments were $380 million, of which $109 million was funded by our cash and the remainder was funded by Flash Ventures’ working capital and equipment leases.

The conversion provision of the 1.5% Notes due 2017 allows the holders the option to convert their notes during a calendar quarter if our stock price exceeds 130% of the conversion price of the 1.5% Notes due 2017 for at least 20 trading days during the last 30 consecutive trading days of the previous calendar quarter. As of the calendar quarter ended March 31, 2015, the 1.5% Notes due 2017 were convertible at the holders’ option through June 30, 2015. Accordingly, the carrying value of the 1.5% Notes due 2017 was classified as a current liability as of March 29, 2015 and the difference between the principal amount payable in cash upon conversion and the carrying value of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on our Condensed Consolidated Balance Sheet as of March 29, 2015, and will remain so while the notes are convertible. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Consequently, the 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met in future quarters. Upon conversion of any of the 1.5% Notes due 2017, we will deliver cash up to the principal amount of the 1.5% Notes due 2017 and shares of our common stock (plus cash in lieu of any fractional shares of common stock), with respect to any conversion value greater than the principal amount of the 1.5% Notes due 2017. Based on the last closing price of the quarter ended March 29, 2015 of $64.59 for our common stock, if all of the 1.5% Notes due 2017 then outstanding were converted, 4.0 million shares would be distributed to the holders. During the three months ended March 29, 2015, $68 thousand aggregate principal amount of the 1.5% Notes due 2017 (“Converted Notes”) was converted at the holders’ option. Upon conversion of the Converted Notes, we delivered cash of $68 thousand and 505 shares of our common stock with respect to any conversion value greater than the principal amount of the Converted Notes. Through March 29, 2015, we had received 27,124 shares of our common stock from the exercise of a portion of the convertible bond hedge related to the conversion of $3 million aggregate principal amount of the 1.5% Notes due 2017.

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

On April 14, 2015, our Board of Directors declared a dividend of $0.30 per share for holders of record as of May 4, 2015. We expect to pay approximately $64 million to these holders of record on May 26, 2015. We expect to continue to pay quarterly dividends subject to declaration by our Board of Directors.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures’ master lease agreements. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain stockholder equity of at least $1.51 billion. As of March 29, 2015, Flash Ventures was in compliance with all of its master lease covenants, including the stockholder equity covenant of $1.51 billion with our stockholders’ equity at $5.8 billion as of March 29, 2015. If our stockholders’ equity falls below $1.51 billion or other events of default occur, Flash Ventures would become non-compliant with certain covenants under certain master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements, which as of March 29, 2015 were approximately $606 million based upon the exchange rate at March 29, 2015.

As of March 29, 2015, the amount of cash and cash equivalents and short and long-term marketable securities held by non-U.S. subsidiaries was $969 million. Of the $969 million held by our non-U.S. subsidiaries, approximately $839 million was available for use in the U.S. without incurring additional income taxes in excess of the tax amounts already accrued in our Condensed Consolidated Financial Statements as of March 29, 2015. The remaining amount of non-U.S. cash and cash equivalents and short and long-term marketable securities has been indefinitely reinvested.

As of March 29, 2015, we had not made a provision for U.S. income taxes or foreign withholding taxes on $1.3 billion of undistributed earnings of foreign subsidiaries as we intend to indefinitely reinvest these earnings outside the U.S. to fund our international capital expenditures and operating requirements. We determined that it is not practicable to calculate the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by any available foreign tax credits.

In January 2015, our Board of Directors increased the existing stock repurchase program by an additional $2.5 billion for share repurchases. Of the aggregate $6.3 billion authorized for share repurchases by our Board of Directors from the fourth quarter of 2011 through March 29, 2015, approximately $2.4 billion remained available for share repurchases as of March 29, 2015. Since the fourth quarter of 2011 through March 29, 2015, we have spent an aggregate $3.9 billion to repurchase 54.7 million shares. Included in the aggregate repurchase activity, in the three months ended March 29, 2015, we spent an aggregate amount of $750 million to repurchase over 9.3 million shares. In addition to repurchases under our repurchase program, during the three months ended March 29, 2015, we spent $34 million to settle employee tax withholding obligations due upon the vesting of restricted stock units and withheld an equivalent value of shares from the shares provided to the employees upon vesting. We currently expect to spend an additional $750 million for share repurchases over the remaining three quarters of 2015, however the timing and aggregate amount of the remaining share repurchases will continue to be reviewed each quarter.

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

Financing Arrangements. As of March 29, 2015, we had $997 million aggregate principal amount of our 1.5% Notes due 2017 and $1.5 billion aggregate principal amount of our 0.5% Notes due 2020 outstanding. See Note 7, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10‑Q.

1.5% Notes due 2017. Concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties initially agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends paid through March 29, 2015, the counterparties have agreed to sell to us up to approximately 19.5 million shares of our common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $51.16 per share as of March 29, 2015. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. In connection with the conversion of $3 million aggregate principal amount of the 1.5% Notes due 2017 through March 29, 2015 as described in “Short-Term Liquidity” above, we received 27,124 shares of our common stock from the exercise of a portion of the convertible bond hedge.

In addition, concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire up to approximately 19.1 million shares of our common stock at an exercise price of $73.3250 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends paid through March 29, 2015, holders of the warrants may acquire up to approximately 19.5 million shares of our common stock at a strike price of $71.6276 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of March 29, 2015, the warrants had not been exercised and remain outstanding.

0.5% Notes due 2020. Concurrent with the issuance of the 0.5% Notes due 2020, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 16.3 million shares of our common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends in excess of $0.225 per share paid through March 29, 2015, the counterparties have agreed to sell to us up to approximately 16.3 million shares of our common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $91.95 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day that none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. As of March 29, 2015, we had not purchased any shares under this convertible bond hedge agreement.

In addition, concurrent with the issuance of the 0.5% Notes due 2020, we sold warrants to acquire up to approximately 16.3 million shares of our common stock at an exercise price of $122.9220 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends in excess of $0.225 per share paid through March 29, 2015, holders of the warrants may acquire up to approximately 16.3 million shares of our common stock at a strike price of $122.6054 per share. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021, and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of March 29, 2015, the warrants had not been exercised and remain outstanding.

Ventures with Toshiba. We are a 49.9% owner of each entity within Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures. This equipment is funded or will be funded by investments in, or loans to, Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third‑party banks and guaranteed by us and Toshiba. The entities within Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply or pay for 50% of the fixed costs of Flash Ventures. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the semiconductor wafers. We are also committed to fund 49.9% to 50% of other Flash Ventures’ costs to the extent that Flash Ventures’ revenue from wafer sales to us and Toshiba are insufficient to cover these costs. See Note 13, “Commitments, Contingencies and Guarantees” and Note 14, “Related Parties and Strategic Investments,” in the Notes to Condensed Consolidated Financial Statements of this Form 10‑Q.

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

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee, on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under original master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantees as of March 29, 2015 were $606 million based upon the exchange rate at March 29, 2015.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at March 29, 2015 and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 13, “Commitments, Contingencies and Guarantees,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is to the Japanese yen in which we purchase substantially all of our NAND flash wafers and incur research and development expenditures. In addition, we also have significant costs denominated in the Chinese renminbi and the Israeli new shekel, and we have revenue denominated in the European euro, the British pound, the Japanese yen, the Chinese renminbi and the Canadian dollar. Due to our current construction of an assembly and test factory in Malaysia, we expect increasing costs denominated in the Malaysian ringgit beginning in the second half of 2015. We do not enter into derivatives for speculative or trading purposes. We generally use foreign currency forward contracts to mitigate transaction gains and losses generated by certain monetary assets, liabilities and net investments denominated in currencies other than the U.S. dollar. From time-to-time, we use foreign currency forward contracts to partially hedge our future Japanese yen requirements for NAND flash wafers. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated other comprehensive income, or AOCI, and subsequently reclassified into cost of revenue in the same period or periods in which the cost of revenue is recognized. The use of such hedging activities may not offset any, or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. See Note 4, “Derivatives and Hedging Activities,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Because we purchase substantially all of our flash memory wafers from Flash Ventures, our flash memory costs, which represent the largest portion of our cost of revenue, are based upon wafer purchases denominated in Japanese yen. However, our cost of revenue in any given quarter generally reflects wafer purchases that were made in the previous quarter, and is impacted by hedging decisions we may make from time to time, including entering into forward contracts or other instruments to hedge our future Japanese yen purchase rate. Based on wafer purchases made in the first quarter of 2015 and related forward contracts entered into for settlement in early 2015, changes in the Japanese yen to U.S. dollar exchange rate after March 29, 2015 are not expected to have a material impact on our cost of revenue in the second quarter of 2015. We expect the average rate of the Japanese yen to the U.S. dollar for the second quarter of 2015 for the wafer portion of our cost of revenue to be approximately 117 Japanese yen to the U.S. dollar in comparison to a rate of approximately 108 Japanese yen to the U.S. dollar in our first quarter of 2015. Our wafer purchases are denominated in Japanese yen and generally comprise approximately 50% of our cost of revenue. As of March 29, 2015, none of our expected Japanese yen denominated wafer purchases for the remainder of 2015 have been hedged. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk” for more information about our foreign currency forward contracts.

For a discussion of foreign operating risks and foreign currency risks, see Part II, Item 1A, “Risk Factors” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and operating results is based upon the Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate estimates, including those related to customer programs and incentives, intellectual property, or IP, claims, product returns, allowance for doubtful accounts, inventory valuation and related reserves, valuation and impairments of marketable securities and investments, impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructurings, contingencies, share-based compensation and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

There were no significant changes to our critical accounting policies during the three months ended March 29, 2015. For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K filed with the SEC on February 10, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of March 29, 2015 and December 28, 2014, a hypothetical 50 basis point increase in interest rates would have resulted in an approximate $23 million decline (less than 0.7%) and an approximate $28 million decline (less than 0.7%), respectively, of the fair value of our available-for-sale debt securities.

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

We generally enter into foreign exchange forward contracts to hedge the gains or losses generated by the remeasurement of our significant foreign currency denominated monetary assets and liabilities. These contracts are non-designated derivative instruments and are carried on our balance sheet at fair value and the change in fair value of these contracts is recorded into earnings as a component of other income (expense) to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded in other income (expense).

We may use foreign exchange forward contracts to partially hedge future Japanese yen wafer purchases. These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in AOCI and subsequently reclassified to cost of revenue in the same period the hedged cost of revenue is recognized.

We may also use foreign exchange forward contracts to partially hedge Japanese-yen-denominated equity method investments. These contracts are designated as net investment hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in AOCI. Cumulative gains and losses including forward points associated with foreign exchange forward contracts designated as net investment hedges would be reclassified to other income (expense) from AOCI upon sale or substantial liquidation of the foreign equity method investments.

As of March 29, 2015, we had foreign exchange forward contracts in place that amounted to a net purchase in U.S. dollar-equivalents of $64 million in foreign currencies to hedge our foreign currency denominated monetary net liability position. The notional amount and unrealized gain (loss) of our outstanding foreign exchange forward contracts that are non-designated derivative instruments as of March 29, 2015, based upon the exchange rate at March 29, 2015, are shown in the table below. In addition, this table shows the change in fair value of these contracts assuming a hypothetical adverse foreign currency exchange rate movement of 10%. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss)	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Non-designated derivative instruments:
Forward contracts sold	$(162.3)	$0.5	$5.2
Forward contracts purchased	226.3	(1.3)	(13.3)
Total	$64.0	$(0.8)	$(8.1)

Based upon the foreign exchange forward contracts outstanding as of March 29, 2015 and December 28, 2014, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a change in fair value of ($8.1) million and $0.1 million, respectively.

As of March 29, 2015, we had foreign exchange forward contracts for future wafer purchases and net investment hedges in Japanese yen. As of March 29, 2015, the maturities of these contracts were 12 months or less. The notional amount and unrealized gain of our outstanding foreign exchange forward contracts that are designated as cash flow and net investment hedges as of March 29, 2015, based upon the exchange rate at March 29, 2015, are shown in the table below. In addition, this table shows the change in fair value of these cash flow and net investment hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10% as of March 29, 2015.

	Notional Amount	Unrealized Gain	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Designated derivative instruments:
Cash flow hedges	$75.7	$0.6	$(6.3)
Net investment hedges	(168.0)	1.3	11.0
Total	$(92.3)	$1.9	$4.7

Based upon the cash flow and net investment hedges outstanding as of March 29, 2015 and December 28, 2014, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a change in fair value of $4.7 million and ($10.9) million, respectively.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our non-operating results. As of March 29, 2015, we had foreign exchange forward contracts with one European bank to purchase foreign currency with a U.S. dollar-equivalent of $16 million and to sell foreign currency with a U.S. dollar-equivalent of $23 million. We do not have any European sovereign debt. We manage our investments and foreign exchange contracts to limit our exposure to any one issuer or bank.

All of the potential changes noted above as of March 29, 2015 and December 28, 2014 are based on sensitivity analyses performed on our financial position as of March 29, 2015 and December 28, 2014, respectively. Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 29, 2015. Based on their evaluation as of March 29, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10‑Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a‑15(f)) during the quarter ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 15, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.    Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended December 28, 2014.

Our operating results may fluctuate significantly, which may harm our financial condition and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. Our results of operations are subject to fluctuations and other risks, including, among others:

•	competitive pricing pressures or product mix changes, resulting in lower average selling prices, lower revenue and reduced margins;

•	weakness in demand for one or more of our product categories, such as embedded products or SSDs, or adverse changes in our product or customer mix;

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

•
potential delays in product development or lack of customer acceptance and qualification of our solutions, including on new technologies, particularly our client SSD, enterprise and embedded flash storage solutions;

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

•
inability to penetrate new or growing markets for flash memory, including the client SSD and enterprise storage markets, failure of existing or new markets for flash memory to grow or develop, or failure to maintain or improve our position in any of these markets;

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

•	lengthy, costly and unpredictable design, qualification and sales processes for customers, particularly with SSD and embedded solutions;

•	increased costs and lower gross margin due to potentially higher warranty claims from our more complex solutions;

•	excess inventory or lost sales resulting from unpredictable or changing demand for our products;

•	failure to manage the risks associated with our ventures and strategic partnerships with Toshiba;

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

•	inability to enhance current products, develop new products or transition products to new technologies on a timely basis or in advance of our competitors;

•	inability to timely or cost effectively develop or source controllers, firmware or software that meet the requirements of our solutions;

•	increased memory component and other costs as a result of currency exchange rate fluctuations for the U.S. dollar, particularly with respect to the Japanese yen;

•	inability to obtain non-captive memory supply of the right product mix and quality in the time frame necessary to meet demand, or inability to realize an adequate margin on non-captive purchases;

•
insufficient or excess assembly and test or retail packaging and shipping capacity from our facilities in China and Malaysia or our contract manufacturers, or labor unrest, employee strikes or other disruptions at any of these facilities;

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

If we are unable to reduce our product costs to keep pace with reductions in average selling prices, our gross margin may be harmed. Because of the historical and expected future declines in the price of NAND flash memory, we need to reduce our product costs in order to maintain adequate gross margin. Our ability to reduce our cost per gigabyte of memory produced primarily depends on technology transitions and the improvement of manufacturing efficiency, including manufacturing yields. If our technology transitions (for example, the production ramp of NAND technology on the 15‑nanometer process node) take longer or are more costly to complete than anticipated, our flash memory costs may not remain competitive with other NAND flash memory producers, which would harm our gross margin and financial results. Furthermore, as 2D NAND approaches scaling limits, the inherent physical technology limitations of NAND flash technology are resulting in more costly technology transitions than we have experienced in the past, particularly with respect to required capital expenditures, which reduces the cost benefits of technology transitions and could limit our ability to keep pace with reductions in average selling prices. Manufacturing yields are a function of both design and manufacturing process technology, and yields may also be impacted by equipment malfunctions, fabrication facility accidents or human error. Any new manufacturing node may be more susceptible to manufacturing yield issues. Manufacturing yield issues may not be identified during the development or production process or solved until an actual product is manufactured and tested, further increasing our costs. If we are unable to improve manufacturing yields or other manufacturing efficiencies, our gross margin and results of operations would be harmed. In addition, our products contain materials other than flash memory and require product level assembly and test. As our product portfolio has evolved to include an increasing mix of complex products, the proportion of our product costs attributable to materials other than flash memory has increased. If we are unable to reduce the cost of these materials or manufacturing, our gross margin and results of operations would be harmed. In addition, as 2D NAND technology reaches its limits of cost‑effective technology scaling, our successful development of 3D NAND and alternative technologies, such as 3D ReRAM, is crucial to continue the cost reductions necessary to maintain adequate gross margin. We expect to begin pilot line production of our 3D NAND in the second half of 2015 and ramp commercial volume production of 3D NAND in 2016. Our failure to develop 3D NAND or other alternative technologies in a timely or effective manner, or at all, or the failure of these technologies to effectively compete with those of our competitors, could harm our revenue, gross margin and results of operations.

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

Growth in our captive memory supply comes from investments in technology transitions, productivity improvements and new capacity at Flash Ventures. These investment decisions require significant planning and lead-time before an increase in supply can be realized, and are further determined by factors such as the timing, rate and type of investment by us and Toshiba, our partner in Flash Ventures, agreement between us and Toshiba as to these matters, our evaluation of the potential return on investment of the addition of new capacity, particularly in light of the timing, cost and availability of next generation technology, our profitability, our estimation of market demand and our liquidity position. A failure to accurately forecast demand for our products or industry capacity could cause us to over-invest or under-invest in technology transitions or the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. For example, in 2008 and the first quarter of 2009, we recorded charges for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. On the other hand, if we or Toshiba under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect or we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply of the right type of memory or at all to meet demand on a timely and cost effective basis and we may lose opportunities for revenue and market share as a result, which would harm our ability to grow or maintain revenue. In such cases, we may have only a limited ability to satisfy our supply needs from non-captive supply sources and may not be able to obtain the right mix of non-captive product that meets our requirements within an adequate lead time or at a cost that allows us to generate an adequate gross margin, which may cause us to lose sales, market share and profits. Prolonged inability to meet customer demand could also cause us to lose revenue opportunities with both existing and potential customers beyond the duration of any given supply shortage. In addition, the future transition to 3D NAND will require a significantly greater amount of equipment and, correspondingly, require additional cleanroom space to house the new equipment necessary for the transition without reducing wafer capacity. If we do not have adequate existing cleanroom space, we would need to reduce our wafer capacity or invest in new facilities to provide additional cleanroom space to fully implement the transition to 3D NAND, which may increase our capital requirements and could adversely impact our supply of captive NAND flash memory and financial results. Although we have entered into a non-binding memorandum of understanding with Toshiba to jointly invest in a new wafer fabrication facility, there is no certainty as to when we will enter into definitive agreements for the facility, if at all.

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

The future growth of our business depends on the development and performance of new and existing markets for flash memory, including the SSD markets, and on our ability to penetrate, maintain or improve our position in these markets. Historically, removable flash memory imaging cards and USB drives, both sold primarily through the retail channel, provided the majority of our revenue. As growth in these retail products slowed, we increased sales of embedded NAND flash memory and cards for devices such as mobile phones, tablets and other mobile devices. More recently, we have relied on SSD products to generate a significant portion of our revenue growth. Our future growth is dependent on the development of new markets, new applications and new products for NAND flash memory, on the continued use of NAND flash memory in existing markets and on our ability to penetrate, maintain or improve our position in such markets. There can be no assurance that the use of NAND flash memory in existing markets and products will continue or grow fast enough, or at all, that we will be able to maintain or improve our position in existing markets, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow.

We believe that, over the next several years, the largest growth areas for NAND flash will be SSD and other high-value solutions, whereas the mobile market for NAND flash is expected to grow at a slower rate than in the past, and the retail market for NAND flash is expected to be approximately constant or declining. We will continue to make significant investments in the development of hardware and software solutions for SSD and other markets in order to successfully penetrate and gain market share in SSDs and other high-value solutions. However, our ability to succeed in the SSD or other high-value solutions markets is subject to various risks and uncertainties, including, among other things:

•
we may be unable to successfully develop or qualify solutions, on a timely basis or at all, that meet our customers’ requirements or are well matched to market demand, and even if we do, we cannot guarantee that customers will adopt our solutions;

•	designing and qualifying products in the market for SSDs or other high-value solutions requires significant investments and customization, which results in long development cycles and increased costs;

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

•	we may be unable to realize the expected benefits of our recently completed acquisitions, many of which relate to high-value solutions;

•	SSDs and other high-value solutions require sophisticated firmware and software, and we must continue to develop firmware and software expertise;

•
SSDs and other high-value solutions require complex controllers, and we or our third-party vendors, some of which are single-source suppliers, may be unable to develop the required controllers, or we may otherwise be unable to source the required controllers, that meet the requirements for these solutions in a timely or cost effective manner, or at all;

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

Our revenue depends in large part on our ability to achieve design wins or sufficient sales volume with customers in our commercial channel and the success of these customers. Our primary products sold in the commercial channel include cards for mobile devices, embedded memory products, and SSDs for the notebook, storage and server markets. Our revenue from these products is primarily dependent upon these products meeting customers’ specifications and the achievement of design wins with OEMs, hyperscale data centers and other customers in our commercial channel. Even if our products meet customer specifications, our sales to these customers are dependent upon the customers choosing our products over those of our competitors and purchasing our products in sufficient volume, our ability to supply our products in sufficient quantity and in a timely manner and, with respect to OEM customers, the OEMs’ ability to create, market and sell successfully products containing our solutions. In addition, direct sales of our products may compete with products sold by our OEM partners, which may affect the commitment of our OEM partners to sell our products. If our OEM customers are not successful in selling their current or future products in sufficient volume or in a timely manner, our customers do not purchase or use our products in the volumes and within the timeframes that we anticipate, or at all, or we are not be able to produce our products in sufficient quantity or quality, our revenue, operating results and financial condition could be harmed.

Sales to a small number of customers represent a significant portion of our revenue, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenue and operating results could suffer. Our ten largest customers represented 46% and 49% of our revenue in the three months ended March 29, 2015 and March 30, 2014, respectively. One customer accounted for 17% of our revenue in each of the three months ended March 29, 2015 and March 30, 2014. The composition of our major customer base has changed over time, including shifts between commercial and retail-based customers, and there have been changes in the market share concentration among our customers. Many of our commercial customers purchase more than one product category from us. We expect fluctuations in our customer and licensee base and the mix of our revenue by customer and licensee to continue as markets and strategies evolve, which could make our revenue less predictable from period-to-period. Our sales are generally made from standard purchase orders and short-term commitments rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time with limited notice or penalty. If we were to lose one or more of our major customers or experience any material reduction in orders from, or a material shift in product mix by, any of these customers, or if we were to lose one or more of our licensees or any of our licensees were to materially reduce their sales of licensed products, our revenue and operating results could suffer.

Our solutions rely on sophisticated firmware, that is complex and costly to develop and may require frequent product updates. Our embedded, client SSD and enterprise solutions increasingly depend on sophisticated firmware that may require significant customization for customers in our commercial channel. The development of sophisticated, complex or customized firmware is lengthy and requires significant resources, which increases our costs and time to market. We may be required to develop or update firmware for our solutions, including due to changes in customer specifications, changes in industry standards or new product introductions, which would result in increased costs. Furthermore, our failure to develop or update firmware in a timely manner, or at all, may result in reduced demand from our customers, notwithstanding the long design, qualification and test cycles we have undertaken as part of our sales process for a solution, which may harm our results of operations.

We sell our enterprise solutions to a limited number of OEM customers that have long design, qualification and sales processes, and we expect growing demand from hyperscale customers that may be difficult to forecast. The enterprise storage market is comprised of a relatively limited number of OEM customers, with long design, qualification and test cycles prior to sales. OEM customers in the enterprise storage market typically also require us to customize our products, which could further lengthen the product design, qualification, manufacturing and sales process. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any customer orders on the timelines or in the quantities we expect. These lengthy and uncertain processes also make it difficult for us to forecast demand and timing of customer orders. Moreover, we start manufacturing our products and placing orders for materials and components based on non-binding forecasts that our OEM customers provide to us, further increasing our inventory exposure when actual sales vary from the OEM customer’s forecasts. The difficulty in forecasting demand and the customized nature of our products for certain OEMs make it difficult to anticipate our inventory requirements, which may cause us to over-purchase materials and components or over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Furthermore, due to longer customer product cycles, we may not be able to transition customers to our leading edge products, which would prevent us from benefitting from the technology transitions that enable cost reductions, which may harm our gross margin. When we acquire companies, such as Fusion‑io that have products using flash memory other than our captive flash memory, we typically transition these products to our captive memory, and any delays in the qualification of our captive memory for these products may cause unexpected declines in our revenue or margins from these products. We expect growing demand for our enterprise solutions from hyperscale customers. These hyperscale customers may place orders for significant volumes with short lead times that may be difficult for us to forecast and fulfill, which could result in the loss of sales opportunities and adversely affect our business.

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

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory or the alternative technologies that we are developing obsolete or less attractive, and we may not have access to those new technologies on a cost‑effective basis, or at all, or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. Due to inherent technology limitations, the bit growth and cost reduction from 2D NAND flash technology transitions is slowing down. We began transitioning to the 15‑nanometer node in the second half of 2014 and expect to continue ramping production on this node throughout 2015. We expect 15‑nanometer to be our last technology node on 2D NAND flash architecture. We are investing in our 3D NAND flash architecture and we expect to begin pilot production of our 3D NAND in the second half of 2015 and ramp commercial volume production of 3D NAND in 2016. We are also investing in 3D ReRAM technology, which we believe may be a viable alternative to NAND flash memory in the future. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time. The success of our overall technology strategy is also dependent in part upon the development by third‑party suppliers of advanced semiconductor materials and process technologies, such as extreme ultraviolet. Our technology development of 2D NAND, 3D NAND and 3D ReRAM is done in conjunction with Toshiba, and the success of our development could be influenced by whether we are able to agree with Toshiba on a technology path or the timing and amount of investment. There can be no assurance that we will be successful in developing 3D NAND, 3D ReRAM or other technologies in a timely manner, or at all, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies. Furthermore, we cannot guarantee that 3D NAND, 3D ReRAM or other technologies we develop will match or exceed all of the performance characteristics of 2D NAND flash technology, will be developed at a rate that matches market needs, will result in cost reductions that will enable us to be competitive, or will be well-suited, in a timely manner, or at all, for all of the applications in the end markets that 2D NAND flash memory currently addresses or may address in the future. Additionally, 3D NAND, 3D ReRAM or other technologies may require different capital equipment or manufacturing processes than existing 2D NAND which could impact the cost reduction benefits obtainable through these technologies.

Many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies such as magnetoresistive RAM, ReRAM, Memristor, vertical or stacked NAND, phase-change and charge-trap flash technologies and other technologies. Samsung Electronics Co., Ltd., or Samsung, has introduced products based on its 3D NAND flash technology, known as 3D VNAND, and other companies have announced the expected launch in 2015 of products incorporating 3D NAND technologies. At this time, these technologies are still emerging and it is unclear how they will compare to our 2D NAND or 3D NAND technology and what implications 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. For example, the specifications of competitors’ 3D NAND may make it more competitive in certain products than the 2D NAND currently produced by us. Successful broad-based commercialization of one or more of these technologies could reduce the competitiveness and future revenue and profitability of our 2D NAND flash technology, and it could reduce the future competitiveness, revenue and profitability of our 3D NAND technology or the potential alternative 3D ReRAM technology that we are developing or even supplant them in their entirety. In addition, we generate license and royalty revenue from NAND flash technology, and if NAND flash technology is replaced by a technology where our IP is less relevant, our license and royalty revenue would decrease. Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally. If our competitors successfully develop new or alternative technologies, and we are unable to continue to develop our technologies on an equivalent basis, or if our competitors’ new or alternative technologies satisfy application-specific requirements that our technologies are not able to, we may not be able to compete effectively, and our operating results and financial condition would suffer.

Alternative technologies or storage solutions such as cloud storage, enabled by high bandwidth wireless or internet-based storage, could reduce the need for physical flash storage within electronic devices or reduce the rate by which average capacity increases in such devices, which could materially harm our operating results.

Growth of our NAND flash memory bit supply at a slower rate than the overall industry for an extended period of time would result in lowering our industry market share which could limit our future opportunities or harm our financial results. Our strategy has been to focus on increasing our share of high-value solutions and industry revenue rather than our industry bit share. During 2014 and 2013, our competitors in total grew their NAND flash memory bits faster than us. Successful broad-based commercialization of 3D NAND may accelerate the growth of NAND flash bits more than we anticipate. If our bit growth lags behind our competitors for an extended period of time, it will reduce our captive flash bit market share in the industry. With lower bit market share, we may not be able to sufficiently address all market opportunities. Some of our customers may want to buy multiple types of products or specific quantities of our products and if we limit the growth of our production, we may not be able to meet customer requirements or our competitors may become more preferred suppliers based upon either the breadth of their product offerings or volume of their product supply. In addition to the potential loss of bit market share, our competitors may realize better cost declines than us enabled by improved economies of scale achieved through additional bit growth. If our competitors have lower costs, our competitors could offer similar products at a lower price than us which could harm our competitiveness and financial results. If we decide to purchase non-captive supply from competitors to provide supply to our customers, there is no guarantee we will be able to secure such supply at a competitive price, or in the right product mix or quality level or in sufficient volume, or at all.

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

The long lead times for some of our purchasing or other arrangements further restrict our ability to respond to variations from our forecasts. Some of our silicon purchasing arrangements provide that the first three months of our rolling six-month projected supply requirements are fixed and we may make only limited percentage changes in the second three months of the period covered by our supply requirement projections. Our products also contain non-silicon components that have long lead-times requiring us to place orders several months in advance of anticipated demand. In addition, purchasing decisions for manufacturing tools in Flash Ventures as well as tools in our captive assembly and test manufacturing facilities in Shanghai, China and Penang, Malaysia often need to be made several months in advance in order to ensure that the tools can be integrated into the manufacturing process when increased capacity is needed. These purchasing arrangements increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand.

Our license and royalty revenue may fluctuate or decline significantly in the future due to license agreement renewals, declines in sales of the products or use of technology underlying the license and royalty revenue by our licensees, or if licensees fail to perform on a portion or all of their contractual obligations. If our existing licensees do not renew their licenses upon expiration, renew them on less favorable terms, exercise their option to terminate the license or fail to exercise their option to extend the licenses, or we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed. As our older patents expire, and the coverage of our newer patents may be different, it may be more difficult to negotiate or renew favorable license agreement terms or a license agreement at all. For example, in the first quarter of 2010, our license and royalty revenue decreased sequentially, due primarily to a new license agreement with Samsung that was effective in the third quarter of 2009, with a term expiring in August 2016, and contains a lower effective royalty rate compared to the previous license agreement. To the extent that we are unable to renew license agreements under similar terms, or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees. Our agreements may require us in certain instances to recognize license revenue related to a particular licensee all in one period instead of over time which could create additional volatility in our licensing revenue. A portion of our license and royalty revenue is based on sales of product categories as well as underlying technology, and fluctuations in the sales of those products or technology adoption rates would also result in fluctuations in the license and royalty revenue due to us under our agreements. If our licensees or we fail to perform on contractual obligations, we may incur costs to enforce or defend the terms of our licenses and there can be no assurance that our enforcement, defense or collection efforts will be effective. If we license new IP from third parties or existing licensees, we may be required to pay license fees, royalty payments or offset existing license revenue. We may enter into agreements with customers, suppliers or partners that could limit our ability to monetize our IP or could result in us being required to provide IP indemnification to our customers, suppliers or partners. In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

In transitioning to new technologies and products, we may not achieve design wins, our customers may delay transition to new technologies, our competitors may transition more quickly than we do, or we may experience product delays, cost overruns or performance issues that could harm our business. The transition to new generations of products, such as products containing 1Y‑nanometer, 15‑nanometer or subsequent process technologies such as 3D NAND and/or X3 NAND memory architecture or new storage interfaces, is highly complex and requires new controllers, new test procedures and modifications to numerous aspects of our manufacturing processes, resulting in the need for extensive qualification of the new products by our customers and us. In addition, our competitors may transition to new technologies more quickly or more effectively than we are able to, which could harm our ability to compete effectively. If we fail to develop or achieve design wins for products using new technologies, if our customers choose to transition to these new technologies more slowly or faster than our roadmap plans, if the demand for the products that we develop is lower than expected, if the supporting technologies to implement these new technologies are not available, or if our competitors transition to these new technologies, including X3, more quickly or more effectively than we are able to, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our market position. Furthermore, there can be no assurance that technology transitions will occur on schedule or at the yields or costs that we anticipate, that the tools and equipment required for the technology transitions will be available on a cost‑effective basis, or at all, or that products based on the new technologies will meet customer specifications. The vast majority of our products require controllers and firmware. We rely on a limited number of third-party vendors to develop or supply controllers for many of our high-value solutions. Any delays or cost increases in developing or sourcing controllers or firmware, or incompatibility or quality issues relating to the controllers or firmware in our products, could harm our revenue and gross margin, as well as business relationships with our customers. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.

We require an adequate level of product gross margin to continue to invest in our business, and our product gross margin may vary significantly depending on a number of factors. Our ability to generate sufficient product gross margin and profitability to invest in our business is influenced by supply and demand balance in the flash memory industry, the mix of our product sales, our ability to reduce our cost per gigabyte at an equal or higher rate than the price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers and our management of production capacity and technology transitions. Other factors that could result in volatility in our product gross margin include fluctuations in customer mix, as well as variations in the technologies or form factors of our products. For example, we experienced negative product gross margin for 2008 and the first quarter of 2009 due to sustained aggressive industry price declines as well as inventory charges, due primarily to lower of cost or market write-downs. If we fail to maintain adequate product gross margin and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities, including funding technology development and capacity expansion. Furthermore, as we diversify the products that we sell, changes in our product mix could result in volatility in our product gross margin, since we have significant variation in our product gross margin across product lines, and some of the products that we sell have product gross margin that is significantly below our overall average.

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

In July 2014, we completed the acquisition of Fusion‑io, a developer of flash-based PCIe hardware and software solutions that enhance application performance in enterprise and hyperscale data centers. In addition to the risks described above, failure to leverage or delays in leveraging Fusion‑io’s go-to-market capabilities to generate revenues for our products could harm our ability to realize the potential financial or strategic benefits of the acquisition and thereby harm our growth prospects or results of operations. Failure to realize the anticipated benefits from acquisitions could result in the impairment of our acquisition-related intangible assets, which would harm our results of operations. For example, in the first quarter of 2015, we recorded an impairment charge of $61 million related to an IPR&D asset from the acquisition of Fusion‑io. This impairment charge stemmed primarily from our decision to abandon this IPR&D project and redirect resources towards the next-generation PCIe and converged enterprise platform. As of March 29, 2015, the net book value of the Fusion‑io acquisition-related amortizable intangible assets was $313 million, some or all of which could be subject to impairment.

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

Currently, wafers for our internally-designed controllers are manufactured by third‑party foundries. In addition, we purchase controllers from third‑party sources, and most of our products require other components and materials for which we do not have captive supply, such as the DRAM included in some of our SSDs and MCP storage solutions that we supply for use in mobile devices. A disruption in the manufacturing operations of our controller wafer vendors, third‑party controller vendors or suppliers of other components, such as DRAM, could result in delivery delays, harm our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for these components, which could take several quarters to complete.

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

•
NAND Manufacturers. We compete with NAND flash memory manufacturers, including SK Hynix Semiconductor, Inc., Intel Corporation, or Intel, Micron Technology, Inc., or Micron, Samsung and Toshiba. These companies compete with us in selling a range of flash-based products and form factors, including embedded, SSDs, removable and other form factors. These competitors are large companies that may have greater and more advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources, better recognized brand names and more diversified and lower cost businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our competitors at a low cost. In addition, many of our competitors have more diversified semiconductor manufacturing capabilities and can internally produce integrated solutions or hybrid products that may include a combination of NAND flash, DRAM, custom ASICs or other integrated products, while our captive manufacturing capability is solely dedicated to NAND flash. These diversified capabilities may also provide these competitors with a competitive advantage not only in product design and manufacturing due to the ability to leverage know-how in DRAM, custom ASICs or other technologies, but also in a greater ability to respond to industry fluctuations due to their ability to convert their DRAM and other semiconductor manufacturing capacity or equipment to NAND flash and vice-versa. Furthermore, some of these competitors manufacture and sell products that are complementary to flash memory products, and may be able to leverage their competencies and customer relationships to gain a competitive advantage. Current and future memory manufacturer competitors could produce alternative flash or other memory technologies that could compete against our NAND flash technology or our alternative technologies, or may transition to more advanced technologies sooner than us, each of which may reduce demand or accelerate price declines for our products. Furthermore, if our technology development results in less cost reduction than the technology of our competitors, our business and operating results would be harmed and our investments in captive fabrication facilities could be impaired.

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

•
Client Storage Solution Manufacturers. In the market for client SSDs, we face competition from Intel, Micron, Samsung and Toshiba, all of which are also NAND flash producers, as well as client SSD and hard drive providers such as Kingston Technology Co., Inc., Philips & Lite-On Digital Solutions Corporation, or Lite-On, Seagate Technology PLC, or Seagate, and Western Digital Corporation, or WDC. In this market, we compete with these industry players largely on the basis of performance capabilities, quality, price, product reliability and relationships with computer manufacturers. Many of the large NAND flash producers have long established relationships with computer manufacturers, or are computer manufacturers themselves, which gives them a competitive advantage in qualifying and integrating their client storage solutions in this market as well as the ability to leverage competencies that have been developed through these relationships in the past. Hard drive manufacturers such as Seagate and WDC may also have a competitive advantage in their ability to leverage their existing relationships and brand recognition with customers, as well as their ability to leverage existing technology in creating hybrid drive products. Our failure to compete effectively against these industry players could harm our business and results of operations.

•
Enterprise Storage Solution Manufacturers. In the market for enterprise data center storage solutions, we face competition from Intel, Micron, Samsung and Toshiba, all of which are also NAND flash producers, as well as from Lite-On, Seagate, WDC, including its Hitachi Global Storage Technologies subsidiaries, and emerging competitors. Many of these competitors have significantly more experience with the software components that are required for successful enterprise storage solutions, and our failure to continue to develop software expertise could harm our ability to effectively compete in this market. Many established and start-up companies are contributing to the development of the enterprise data center storage market. Our competitors in this market may be able to leverage existing resources and competencies or acquire or develop other strategic relationships with established or start-up companies before we are able to, which could give them a competitive advantage, and if we are unable to independently develop comparable capabilities, we may be unable to effectively compete.

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

We depend on our captive assembly and test manufacturing facilities in China and Malaysia and our business could be harmed if these facilities do not perform as planned. Our reliance on our captive assembly and test manufacturing facilities in Shanghai, China and our new Penang, Malaysia facility have increased significantly and we now utilize these factories to satisfy a majority of our assembly and test requirements, to produce products with leading-edge technologies such as multi-stack die packages and to provide order fulfillment. In addition, our China facilities are responsible for packaging and shipping our retail products within the U.S., Asia, Europe, Canada and Latin America. We expect that, by the end of 2015, we will produce a significant portion of our SSD products in our Malaysia facility. Any delays in ramping capacity or adding new or replacement equipment, interruptions in production or the ability to ship product, or issues with manufacturing yields at our captive facilities could harm our operating results and financial condition. In addition, investment decisions in adding new assembly and test capacity require significant planning and lead-time, and a failure to accurately forecast demand for our products could cause us to over-invest or under-invest in the expansion of captive assembly and test capacity in our facilities, which would lead to excess capacity, under-utilization charges and impairments, in the event of over-investment, or insufficient assembly and test capacity resulting in a loss of sales and revenue opportunities, in the event of under-investment. Furthermore, if we were to experience labor unrest, or strikes, or if wages were to significantly increase, our ability to produce and ship products could be impaired and we could experience higher labor costs, which could harm our operating results, financial condition and liquidity.

We rely on our suppliers, some of which are the sole source of supply for our non-memory components, and capacity limitations or cost increases from these suppliers expose our supply chain to unanticipated disruptions or potential additional costs. We do not have long-term supply commitments from many of our suppliers, certain of which are sole sources of supply for our non-memory components. For example, the controllers for a majority of our SSD revenue are sourced from one third‑party controller vendor. From time-to-time, certain materials may become difficult or more expensive to obtain, including as a result of capacity constraints of these suppliers, or other cost increases sought by these suppliers, which could impact our ability to meet demand and could harm our profitability. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply in a timely manner, on competitive terms, or at all.

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

Our products may contain errors or defects or otherwise fail to meet customer or user requirements, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenue, diverted development resources, increased service costs, warranty and indemnification claims and litigation. Our products are complex, must meet stringent customer or user requirements and may contain errors or defects, and the majority of our products provide a warranty period. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components or firmware, including memory and components that we procure from non-captive sources, or may occur as a result of the production process. In addition, the substantial majority of our flash memory is supplied by Flash Ventures, and if the wafers from Flash Ventures contain errors or defects, our overall supply could be harmed. These factors could result in the rejection of our products, damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, indemnification of our customers’ product recall and other costs, warranty claims and litigation. Generally, our OEM customers have more stringent requirements than other customers and our concentration of revenue from OEMs, especially OEMs who purchase our enterprise solutions and client SSD products, could result in increased expenditures for product testing, or increase our service and support costs and potentially lead to increased warranty or indemnification claims. Furthermore, the costs of errors or defects in our embedded products may be greater than those of stand-alone, removable products due to the effect that such errors or defects may have on other components of the device in which they are embedded. In addition, we may be unable to provide timely, sufficient and cost-effective customer support and service, which could increase the risk of product rejections, reputational damage, revenue loss, warranty and indemnification claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and harm our operating results and financial condition.

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

Our global operations and operations at Flash Ventures and third‑party subcontractors are subject to risks for which we may not be adequately insured. Our global operations are subject to many risks, including but not limited to errors and omissions, infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, supply chain interruptions, third‑party liabilities, theft and fires or natural disasters. No assurance can be given that we will not incur losses beyond the limits of, or outside the scope of, the coverage of our insurance policies. From time-to-time, various types of insurance have not been available on commercially acceptable terms or, in some cases, at all. There can be no assurance that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially. Due to market availability, pricing or other reasons, we may elect not to purchase insurance coverage or to purchase only limited coverage. We maintain limited insurance coverage and, in some cases, no coverage at all, for natural disasters and environmental damages, as these types of insurance are sometimes not available or available only at a prohibitive cost. For example, our test and assembly facilities in Shanghai, China and Penang, Malaysia, on which we significantly rely, may not be adequately insured against all potential losses. Accordingly, we may be subject to uninsured or under-insured losses. We depend upon Toshiba to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures. If Toshiba fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants. In addition, we insure against property loss and business interruption resulting from the risks incurred at our third‑party subcontractors; however, we have limited control as to how those sub-contractors run their operations and manage their risks, and as a result, we may not be adequately insured.

If our security measures or security measures of our suppliers, vendors and partners are breached and unauthorized access to our or their information technology systems is obtained, we may lose proprietary data. Our security measures and the security measures of our suppliers, vendors and partners may be breached and our or their information technology systems accessed as a result of third‑party action, including computer hackers, employee error, malfeasance or otherwise, and result in unauthorized access to our customers’ data or our data, including IP and other confidential business information. Attempts by others to gain unauthorized access to information technology systems are increasingly more sophisticated. These attempts, which might be related to state-sponsored intrusions or industrial or other espionage, include covertly introducing malware to computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Moreover, because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, we have limited or no control over the implementation of preventative measures of our suppliers, vendors and partners. While we have identified several incidents of unauthorized access, to date none have caused material damage to our business. Security breaches could result in disclosure of our IP, trade secrets or confidential customer, supplier or employee data, which could result in legal liability, harm to our reputation and other harm to our business. Security breaches or other cyber attacks involving disruptions to or failures in information technology, communication systems or other critical infrastructure could also result in delays to or malfunctions in company, supplier, vendor or partner operations or services. We have minimal insurance coverage for cybersecurity-related matters. We could also be negatively affected by existing and proposed laws and regulations, as well as government policies and practices, related to cybersecurity, privacy and data protection. We expect to continue to devote resources to the security of our information technology systems.

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

We rely on trade secrets to protect some of our IP. Trade secrets are difficult to maintain and protect. We have taken measures to protect our trade secrets and proprietary information, such as the use of confidentiality agreements with employees and business partners, but there is no guarantee that these measures will be effective. These agreements may be unenforceable or difficult and costly to enforce, and our proprietary information may be stolen or misused, otherwise become known or be independently developed by competitors. Enforcement of claims that a third party has illegally obtained or used trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than domestic courts to protect trade secrets. Our failure to obtain or maintain trade secret protection could adversely affect our competitive position and harm our business.

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

We and certain of our officers are at times involved in litigation, including IP, antitrust and securities litigation, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings, which could materially harm our business. We are often involved in litigation, including cases involving our IP rights and those of others, antitrust and commercial matters, putative securities class action suits and other securities-related actions. We are the plaintiff in some of these actions and the defendant in others. Some of the actions seek injunctive relief, including injunctions against the sale of our products, and/or substantial monetary damages, which if granted or awarded, could materially harm our business, financial condition and operating results.

Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. If we receive an adverse judgment in any litigation, we could be required to pay substantial damages and/or cease certain practices or activities, including the manufacture, use and sale of products. With or without merit, litigation can be complex, can extend for a protracted period of time, can be very expensive, and the expense can be unpredictable. Litigation initiated by us could also result in counter-claims against us, which could increase the costs associated with the litigation and result in our payment of damages or other judgments against us. In addition, litigation, and any related publicity, may divert the efforts and attention of some of our key personnel. Litigation may also harm the market prices of our securities.

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

New conflict minerals regulations are causing us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products. In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These new rules require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or any adjoining country. These new rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. During the course of our diligence procedures, we could find that the minerals procured by one or more of our suppliers are not “conflict free” or discover violations of other rules, regulations or laws. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Some customers have notified us that they will require that our products be free of conflict minerals, and our revenue and margin may be harmed if we are unable to provide assurances to our customers that our products are “conflict free,” procure conflict free minerals at a reasonable price, or at all, or pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through our due diligence procedures. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be significant costs associated with complying with the ongoing diligence and disclosure requirements, such as costs related to determining the source of certain minerals used in our products and costs of an independent private sector audit, to the extent required, as well as costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

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

Changes in the seasonality of our business may result in our inability to accurately forecast our product purchase requirements. Sales of our products in the consumer electronics market are subject to seasonality. Sales have typically increased significantly in the fourth quarter of each year, sometimes followed by significant declines in the first quarter of the following year. However, the global economic environment may impact typical seasonal trends, making it more difficult for us to forecast our business. Changes in the product or channel mix of our business can also impact seasonal patterns, adding to complexity in forecasting demand. If our forecasts are inaccurate, we may lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and operating results. Changes in seasonality may also lead to greater volatility in our stock price and the need for significant working capital investments in receivables and inventory, including the need to build inventory levels in advance of our projected high volume selling seasons.

The Flash Ventures’ master equipment lease obligations contain covenants, which if breached, would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, some of the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of March 29, 2015, Flash Ventures was in compliance with all of its master lease covenants.

If our stockholders’ equity were to fall below $1.51 billion, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $606 million based upon the exchange rate at March 29, 2015, covered by our guarantee under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available.

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

Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenue, costs and stock price. Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer demand. Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers, or adversely affect consumer confidence. We have substantial operations in Israel, including a development center in Northern Israel, near the border with Lebanon, a research center in Omer, Israel, which is near the Gaza Strip, and offices near Tel Aviv, all areas that have experienced significant violence and political unrest. Conflict in the Gaza Strip and the surrounding areas, as well as turmoil and unrest in the Middle East or other regions, could cause delays in the development or production of our products and could harm our business and operating results.

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

Disruptions in global transportation could impair our ability to deliver or receive product on a timely basis, or at all, causing harm to our financial results. Our raw materials, work-in-process and finished products are primarily distributed via air transport. If there are significant disruptions in air transport, we may not be able to deliver our products or receive raw materials. Any natural disaster or other event that affects air transport in Asia could disrupt our ability to receive raw materials in, or ship finished product from, our facilities in Shanghai, China and Penang,Malaysia or our Asia-based contract manufacturers. As a result, our business and operating results may be harmed.

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

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if our internal control over financial reporting is not effective, our business could suffer. In connection with our certification process under Section 404 of the Sarbanes-Oxley Act, we have identified in the past and may, from time-to-time in the future, identify deficiencies in our internal control over financial reporting. There can be no assurance that individually or in the aggregate these deficiencies would not be deemed to be a material weakness or significant deficiency. A material weakness or significant deficiency in internal control over financial reporting could have a materially adverse impact on our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness in internal controls could harm our reputation, business and stock price. Any internal control or procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives and cannot prevent human error, intentional misconduct or fraud.

We have significant financial obligations related to Flash Ventures, as well as under our 1.5% Convertible Senior Notes due 2017 and our 0.5% Convertible Senior Notes due 2020, which could negatively impact our cash flows and financial position. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of March 29, 2015, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $606 million based on the exchange rate at March 29, 2015. We also have significant commitments for the future fixed costs of Flash Ventures, and we expect to continue to incur significant obligations with respect to, as well as make continued investments in, Flash Ventures. In addition, as of March 29, 2015, the aggregate principal amount outstanding under our 1.5% Convertible Senior Notes due 2017 (the “1.5% Notes due 2017”) and our 0.5% Convertible Senior Notes due 2020 (the “0.5% Notes due 2020,” and together with the 1.5% Notes due 2017, the “Notes”) was $2.5 billion. The Notes may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in our stock price. For example, as of the calendar quarter ended March 31, 2015, the stock price of our common stock had met the thresholds under which the 1.5% Notes due 2017 are convertible at the holders’ option, and as a result, the 1.5% Notes due 2017 were convertible through June 30, 2015. Convertibility of the Notes based on the trading price of our common stock is assessed on a calendar-quarter basis. Upon any conversion of the Notes, we will be required to deliver cash up to the principal amount of the Notes that are converted and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock (plus cash in lieu of any fractional shares of common stock), which would result in dilution to our stockholders. In connection with the issuance of the Notes, we sold warrants to acquire shares of our common stock, which, if exercised, will result in dilution to our stockholders. We may not have sufficient funds to make payments related to our Flash Ventures obligations or under the Notes when converted or due. Further, these obligations could negatively impact our cash flows and limit our ability to use our cash flow for our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate purposes.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act based upon settlement date during the three months ended March 29, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
December 29, 2014 to January 25, 2015	1,712,808	$84.64	1,712,808
January 26, 2015 to February 22, 2015	5,787,949	$78.62	5,787,949
February 23, 2015 to March 29, 2015	1,825,550	$82.17	1,825,550
Total	9,326,307		9,326,307	$2,377

(a)	Does not include amounts paid for commissions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.    Exhibits

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION

Dated:	April 30, 2015	By:	/s/ Judy Bruner
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