Form 10-Q
period 2015-06-28
SANDISK CORP
filed 2015-07-31
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

Number of shares outstanding of the issuer’s common stock, $0.001 par value, as of June 28, 2015: 204,438,958.

SANDISK CORPORATION

FORWARD-LOOKING STATEMENTS

Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward-looking statements are subject to significant risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in Part II, Item 1A, and elsewhere in this report. Our business, financial condition or results of operations could be materially harmed by any of these or other factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.

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

SanDisk and the SanDisk logo are trademarks of SanDisk Corporation, registered in the U.S. and other countries.  Other brand(s) mentioned herein are for identification purposes only and may be the trademark(s) of their respective holder(s).

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28, 2015	December 28, 2014*
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$685,790	$809,003
Short-term marketable securities	1,078,221	1,455,509
Accounts receivable, net	640,842	842,476
Inventory	780,773	698,011
Deferred taxes	160,935	180,134
Other current assets	310,795	214,992
Total current assets	3,657,356	4,200,125
Long-term marketable securities	2,239,072	2,758,475
Property and equipment, net	804,764	724,357
Notes receivable and investments in Flash Ventures	936,392	962,817
Deferred taxes	158,506	161,827
Goodwill	831,328	831,328
Intangible assets, net	390,355	542,351
Other non-current assets	131,658	108,677
Total assets	$9,149,431	$10,289,957

LIABILITIES, CONVERTIBLE SHORT-TERM DEBT CONVERSION OBLIGATION AND EQUITY
Current liabilities:
Accounts payable trade	$412,403	$404,237
Accounts payable to related parties	139,771	136,051
Convertible short-term debt	892,054	869,645
Other current accrued liabilities	356,480	506,293
Deferred income on shipments to distributors and retailers and deferred revenue	236,352	274,657
Total current liabilities	2,037,060	2,190,883
Convertible long-term debt	1,222,642	1,199,696
Non-current liabilities	163,080	245,554
Total liabilities	3,422,782	3,636,133

Commitments and contingencies (see Note 13)
Convertible short-term debt conversion obligation	104,666	127,143

Stockholders' equity:
Common stock	204	216
Capital in excess of par value	5,140,968	5,236,766
Retained earnings	704,389	1,499,149
Accumulated other comprehensive loss	(223,578)	(208,072)
Total stockholders' equity	5,621,983	6,528,059
Non-controlling interests	—	(1,378)
Total equity	5,621,983	6,526,681
Total liabilities, convertible short-term debt conversion obligation and equity	$9,149,431	$10,289,957

*	Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands, except per share amounts)
Revenue	$1,237,196	$1,634,011	$2,569,437	$3,145,956

Cost of revenue	723,995	854,640	1,486,478	1,595,679
Amortization of acquisition-related intangible assets	28,822	19,721	53,578	39,337
Total cost of revenue	752,817	874,361	1,540,056	1,635,016
Gross profit	484,379	759,650	1,029,381	1,510,940
Operating expenses:
Research and development	218,418	204,030	441,144	402,859
Sales and marketing	96,681	83,398	198,501	160,370
General and administrative	41,932	54,085	89,979	102,754
Amortization of acquisition-related intangible assets	13,681	1,481	27,362	3,127
Impairment of acquisition-related intangible assets	—	—	61,000	—
Restructuring and other	9,746	—	50,287	—
Total operating expenses	380,458	342,994	868,273	669,110
Operating income	103,921	416,656	161,108	841,830
Interest income	8,608	15,722	19,633	28,966
Interest (expense) and other income (expense), net	(21,385)	(29,301)	(55,980)	(58,180)
Total other income (expense), net	(12,777)	(13,579)	(36,347)	(29,214)
Income before income taxes	91,144	403,077	124,761	812,616
Provision for income taxes	10,171	129,131	4,763	269,722
Net income	$80,973	$273,946	$119,998	$542,894

Net income per share:
Basic	$0.39	$1.21	$0.57	$2.41
Diluted	$0.38	$1.14	$0.55	$2.28
Shares used in computing net income per share:
Basic	206,737	225,544	209,083	225,694
Diluted	212,712	240,756	218,490	238,463

Cash dividends declared per share	$0.300	$0.225	$0.600	$0.450

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Net income	$80,973	$273,946	$119,998	$542,894
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on marketable securities	(6,153)	6,751	(955)	8,376
Reclassification adjustment for realized gain on marketable securities included in net income	(522)	(3,413)	(2,519)	(3,983)
Net unrealized holding gain (loss) on marketable securities	(6,675)	3,338	(3,474)	4,393

Foreign currency translation adjustments	(35,888)	18,837	(23,634)	43,319

Unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	(69)	5,450	780	18,918
Reclassification adjustment for realized loss on derivatives qualifying as cash flow hedges included in net income	2,150	7,843	13,755	9,407
Net unrealized holding gain on derivatives qualifying as cash flow hedges	2,081	13,293	14,535	28,325
Total other comprehensive income (loss), before tax	(40,482)	35,468	(12,573)	76,037
Income tax expense related to items of other comprehensive income (loss)	55	3,422	2,933	7,570
Total other comprehensive income (loss), net of tax	(40,537)	32,046	(15,506)	68,467
Comprehensive income	$40,436	$305,992	$104,492	$611,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 28, 2015	June 29, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$119,998	$542,894
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(3,197)	7,592
Depreciation	139,155	121,453
Amortization	169,732	145,594
Provision for doubtful accounts	640	(159)
Share-based compensation expense	85,832	64,479
Excess tax benefit from share-based plans	(10,341)	(28,012)
Impairment and other	63,709	—
Other non-operating	(7,096)	708
Changes in operating assets and liabilities:
Accounts receivable, net	201,709	(76,998)
Inventory	(81,652)	6,445
Other assets	(107,052)	(519)
Accounts payable trade	(22,357)	13,249
Accounts payable to related parties	3,720	4,280
Other liabilities	(215,071)	(178,067)
Total adjustments	217,731	80,045
Net cash provided by operating activities	337,729	622,939
Cash flows from investing activities:
Purchases of short and long-term marketable securities	(1,273,586)	(2,778,534)
Proceeds from sales of short and long-term marketable securities	1,923,028	2,093,666
Proceeds from maturities of short and long-term marketable securities	206,692	379,495
Acquisition of property and equipment, net	(193,849)	(78,666)
Investment in Flash Ventures	—	(24,296)
Notes receivable issuances to Flash Ventures	(171,846)	(87,959)
Notes receivable proceeds from Flash Ventures	176,156	112,304
Purchased technology and other assets	(6,874)	(1,553)
Acquisitions, net of cash acquired	—	2,368
Other	(866)	—
Net cash provided by (used in) investing activities	658,855	(383,175)
Cash flows from financing activities:
Repayment of debt financing	(68)	—
Proceeds from employee stock programs	35,699	103,564
Excess tax benefit from share-based plans	10,341	28,012
Dividends paid	(127,099)	(102,398)
Stock repurchases	(1,037,475)	(371,448)
Net cash used in financing activities	(1,118,602)	(342,270)
Effect of changes in foreign currency exchange rates on cash	(1,195)	1,375
Net decrease in cash and cash equivalents	(123,213)	(101,131)
Cash and cash equivalents at beginning of period	809,003	986,246
Cash and cash equivalents at end of period	$685,790	$885,115
Supplemental disclosure of cash flow information:
Property and equipment additions not yet paid in cash	$146,044	$86,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of June 28, 2015, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2015 and June 29, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K filed with the SEC on February 10, 2015. The results of operations for the three and six months ended June 28, 2015 are not necessarily indicative of the results to be expected for the entire year.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31 and its fiscal quarters generally consist of 13 weeks. Fiscal year 2015 will include 53 weeks with 14 weeks in the fourth fiscal quarter, while fiscal year 2014 included 52 weeks. The second quarters of fiscal years 2015 and 2014 ended on June 28, 2015 and June 29, 2014, respectively. For accounting and disclosure purposes, the exchange rates of 123.89, 120.44 and 101.41 at June 28, 2015, December 28, 2014 and June 29, 2014, respectively, were used to convert Japanese yen to the U.S. dollar. Throughout the Notes to Condensed Consolidated Financial Statements, unless otherwise indicated, references to Net income refer to Net income attributable to common stockholders, references to years or annual periods are references to fiscal years, and references to quarters are references to our fiscal quarters.

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015‑11, “Simplifying the Measurement of Inventory,” to simplify measurement of inventory by measuring inventory at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015‑11 is effective for 2017 and early adoption is permitted and should be applied prospectively. The Company is currently assessing the impact of this update and the timing of adoption.

In April 2015, the FASB issued ASU No. 2015‑03, “Interest-Imputation of Interest,” to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. ASU No. 2015‑03 is required to be adopted in 2016 but early adoption is allowed. The Company is currently assessing when it will adopt this ASU. The Company does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements as the impact is classification only.

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

In May 2014, the FASB issued ASU No. 2014‑09, “Revenue from Contracts with Customers.” Under this guidance, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. In July 2015, the FASB approved that this standard could be adopted in either the first quarter of 2017 or 2018 with earlier than 2017 adoption not permitted. Under application of the existing guidance, the Company’s sales made to distributors and retailers are generally deferred until the distributors or retailers sell the merchandise to their end customer. Under the new standard, the Company’s sales made to distributors and retailers are expected to be recognized upon transfer of inventory to the distributor or retailer resulting in earlier revenue recognition than per existing guidance with additional use of estimation. The Company is currently evaluating the appropriate transition method, timing of adoption and any further impact of this guidance on its Consolidated Financial Statements and related disclosures. In May 2015, the FASB issued an additional exposure draft proposing certain changes to the revenue guidance which impact revenue relating to the licensing of IP and the identification of performance obligations.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities was as follows:

	June 28, 2015	December 28, 2014
	(In thousands)
Cash and cash equivalents	$685,790	$809,003
Short-term marketable securities	1,078,221	1,455,509
Long-term marketable securities	2,239,072	2,758,475
Total cash, cash equivalents and marketable securities	$4,003,083	$5,022,987

For certain of the Company’s financial assets and liabilities, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and those financial assets and liabilities are therefore excluded from the fair value tables below.

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	June 28, 2015				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$439,969	$—	$—	$439,969	$533,133	$—	$—	$533,133
Fixed income securities	5,427	3,334,401	—	3,339,828	25,162	4,213,599	—	4,238,761
Derivative assets	—	9,649	—	9,649	—	4,800	—	4,800
Total financial assets	$445,396	$3,344,050	$—	$3,789,446	$558,295	$4,218,399	$—	$4,776,694

Derivative liabilities	$—	$1,284	$—	$1,284	$—	$8,224	$—	$8,224
Total financial liabilities	$—	$1,284	$—	$1,284	$—	$8,224	$—	$8,224

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Condensed Consolidated Balance Sheets as follows:

	June 28, 2015				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents(1)	$439,969	$22,535	$—	$462,504	$533,133	$24,777	$—	$557,910
Short-term marketable securities	548	1,077,673	—	1,078,221	3,327	1,452,182	—	1,455,509
Long-term marketable securities	4,879	2,234,193	—	2,239,072	21,835	2,736,640	—	2,758,475
Other current assets	—	9,649	—	9,649	—	4,800	—	4,800
Total financial assets	$445,396	$3,344,050	$—	$3,789,446	$558,295	$4,218,399	$—	$4,776,694

Other current accrued liabilities	$—	$1,284	$—	$1,284	$—	$8,224	$—	$8,224
Total financial liabilities	$—	$1,284	$—	$1,284	$—	$8,224	$—	$8,224

(1)
Cash equivalents exclude cash holdings of $223.3 million and $251.1 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of June 28, 2015 and December 28, 2014, respectively.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended June 28, 2015, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2 other than the transfer from Level 2 to Level 1 of the $1.50 billion 0.5% Convertible Senior Notes due 2020 outstanding due to active market trading directly prior to the end of the first quarter of 2015. During 2014, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

As of June 28, 2015 and December 28, 2014, the Company had no financial assets or liabilities categorized as Level 3 and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows:

	June 28, 2015				December 28, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$5,440	$8	$(21)	$5,427	$25,194	$—	$(32)	$25,162
U.S. government-sponsored agency securities	7,336	—	(54)	7,282	7,511	—	(18)	7,493
International government securities	57,288	44	(59)	57,273	82,033	—	(314)	81,719
Corporate notes and bonds	587,630	484	(1,004)	587,110	774,869	325	(2,052)	773,142
Asset-backed securities	132,786	71	(97)	132,760	171,221	42	(353)	170,910
Mortgage-backed securities	26,138	47	(36)	26,149	48,378	6	(173)	48,211
Municipal notes and bonds	2,521,318	4,875	(2,366)	2,523,827	3,124,189	9,733	(1,798)	3,132,124
Total available-for-sale investments	$3,337,936	$5,529	$(3,637)	$3,339,828	$4,233,395	$10,106	$(4,740)	$4,238,761

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of June 28, 2015, are summarized in the following table. Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury securities	$2,684	$(21)	$—	$—
U.S. government-sponsored agency securities	7,182	(54)	—	—
International government securities	29,633	(59)	—	—
Corporate notes and bonds	334,326	(980)	7,393	(24)
Asset-backed securities	65,712	(93)	2,747	(4)
Mortgage-backed securities	9,655	(22)	2,868	(14)
Municipal notes and bonds	845,285	(2,288)	14,056	(78)
Total	$1,294,477	$(3,517)	$27,064	$(120)

The gross unrealized loss related to these securities was due primarily to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at June 28, 2015 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the realized gains and (losses) on sales of available-for-sale securities:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Realized gains	$1,145	$3,697	$3,465	$4,710
Realized losses	(623)	(284)	(946)	(727)
Net realized gains	$522	$3,413	$2,519	$3,983

Fixed income securities by contractual maturity as of June 28, 2015 are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations or the Company has the option to demand payment.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$594,624	$595,480
After one year through five years	2,074,349	2,075,174
After five years through ten years	94,853	94,907
After ten years	574,110	574,267
Total	$3,337,936	$3,339,828

For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and fair values, which are based on quoted market prices. The 1.5% Convertible Senior Notes due 2017 and the 0.5% Convertible Senior Notes due 2020 were both categorized as Level 1, based on the frequency of trading of each respective convertible note directly prior to the end of the second quarter of 2015. As of December 28, 2014, the 1.5% Convertible Senior Notes due 2017 was categorized as Level 1 and the 0.5% Convertible Senior Notes due 2020 was classified as Level 2, both based on the frequency of trading of each respective convertible note directly prior to the end of 2014. See Note 7, “Financing Arrangements,” regarding details of each convertible note presented.

	June 28, 2015		December 28, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
1.5% Convertible Senior Notes due 2017	$892,054	$1,366,433	$869,645	$1,948,721
0.5% Convertible Senior Notes due 2020	1,222,642	1,491,720	1,199,696	1,789,500
Total	$2,114,696	$2,858,153	$2,069,341	$3,738,221

As of June 28, 2015, and December 28, 2014, the Company had aggregate net investments under the cost method of accounting of $38.1 million and $29.3 million, respectively, and these investments consisted of privately-held equity securities without a readily determinable fair value. These privately-held equity investments are reported under Other non-current assets in the Condensed Consolidated Balance Sheets.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.	Derivatives and Hedging Activities

Cash Flow Hedges. From time to time, the Company uses foreign exchange forward contracts designated as cash flow hedges to hedge a portion of future forecasted wafer purchases in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into cost of revenue in the same period or periods in which the cost of revenue is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the hedge effectiveness, is recognized immediately as other income (expense). The Company had no cash flow hedges outstanding as of June 28, 2015.

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

As of June 28, 2015, the notional amount and unrealized gain on the effective portion of the outstanding foreign exchange forward contracts to sell Japanese yen that are designated as net investment hedges are shown in both Japanese yen and U.S. dollar, based upon the exchange rate at June 28, 2015, as follows:

	Notional Amount		Unrealized Gain
	(Japanese yen, in billions)	(U.S. dollar, in thousands)	(U.S. dollar, in thousands)
Net investment hedges to sell Japanese yen	¥(20.0)	$(161,191)	$5,632

As of June 28, 2015, the maturities of the net investment hedges were two months or less.

Other Derivatives. Other derivatives that are non-designated consist primarily of foreign exchange forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding foreign exchange forward contracts were marked-to-market at June 28, 2015 with realized and unrealized gains and losses included in other income (expense). As of June 28, 2015, the Company had foreign exchange forward contracts hedging balance sheet remeasurement exposures in British pounds, European euros, Japanese yen and Malaysian ringgits. Foreign exchange forward contracts were outstanding to buy and sell U.S. dollar-equivalents of approximately $163.9 million and $114.1 million in foreign currencies, respectively, based upon the exchange rates at June 28, 2015.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts. Gross fair value of derivative contracts was as follows:

	Derivative assets reported in
	Other Current Assets
	June 28, 2015	December 28, 2014
	(In thousands)
Foreign exchange forward contracts designated	$8,854	$—
Foreign exchange forward contracts not designated	795	4,800
Total derivatives	$9,649	$4,800

	Derivative liabilities reported in
	Other Current Accrued Liabilities
	June 28, 2015	December 28, 2014
	(In thousands)
Foreign exchange forward contracts designated	$—	$1,472
Foreign exchange forward contracts not designated	1,284	6,752
Total derivatives	$1,284	$8,224

As of June 28, 2015, the potential effect of rights of set-off associated with the above foreign exchange forward contracts would result in a net derivative asset balance of $9.0 million and a net derivative liability balance of $0.6 million. As of December 28, 2014, the potential effect of rights of set-off would result in a net derivative asset balance of $2.8 million and a net derivative liability balance of $6.3 million.

Effect of Foreign Exchange Forward Contracts Designated as Cash Flow and Net Investment Hedges on the Condensed Consolidated Statements of Operations. All designated cash flow and net investment hedge derivative contracts were considered effective for each of the three and six months ended June 28, 2015 and June 29, 2014. The impact of the effective portion of designated cash flow and net investment derivative contracts on the Company’s results of operations was as follows:

	Three months ended				Six months ended
	Amount of gain (loss) recognized in OCI		Amount of loss reclassified from AOCI to earnings		Amount of gain recognized in OCI		Amount of loss reclassified from AOCI to earnings
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Foreign exchange forward contracts:
Cash flow hedges	$(69)	$5,450	$(2,150)	$(7,843)	$780	$18,918	$(13,755)	$(9,407)
Net investment hedges	4,320	—	—	—	5,632	—	—	—
Total foreign exchange forward contracts	$4,251	$5,450	$(2,150)	$(7,843)	$6,412	$18,918	$(13,755)	$(9,407)

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the forward points on foreign exchange contracts excluded for the purposes of cash flow hedging designation recognized in other income (expense):

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Foreign exchange forward contracts	$(47)	$(253)	$(206)	$(711)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Gain (loss) on foreign exchange forward contracts including forward point income	$484	$1,089	$(75)	$3,275
Loss from revaluation of foreign currency exposures hedged by foreign exchange forward contracts	(867)	(1,007)	(4,173)	(2,750)
Total effect of non-designated derivative contracts	$(383)	$82	$(4,248)	$525

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.	Balance Sheet Information

Accounts Receivable, net. Accounts receivable, net was as follows:

	June 28, 2015	December 28, 2014
	(In thousands)
Accounts receivable	$845,439	$1,134,254
Allowance for doubtful accounts	(8,373)	(9,622)
Promotions, price protection and other activities	(196,224)	(282,156)
Total accounts receivable, net	$640,842	$842,476

Inventory. Inventory was as follows:

	June 28, 2015	December 28, 2014
	(In thousands)
Raw material	$387,192	$369,860
Work-in-process	121,784	138,594
Finished goods	271,797	189,557
Total inventory	$780,773	$698,011

Other Current Assets. Other current assets were as follows:

	June 28, 2015	December 28, 2014
	(In thousands)
Income tax receivables	$116,449	$18,579
Other tax-related receivables	92,342	84,432
Other non-trade receivables	44,996	69,033
Prepaid expenses	22,735	18,579
Other current assets	34,273	24,369
Total other current assets	$310,795	$214,992

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) were as follows:

	June 28, 2015	December 28, 2014
	(In thousands)
Notes receivable, Flash Partners Ltd.	$65,784	$12,454
Notes receivable, Flash Alliance Ltd.	283,316	292,677
Notes receivable, Flash Forward Ltd.	98,878	161,906
Investment in Flash Partners Ltd.	164,147	167,102
Investment in Flash Alliance Ltd.	245,285	249,459
Investment in Flash Forward Ltd.	78,982	79,219
Total notes receivable and investments in Flash Ventures	$936,392	$962,817

Equity-method investments and the Company’s maximum loss exposure related to Flash Ventures are discussed further in Note 13, “Commitments, Contingencies and Guarantees – Flash Ventures” and Note 14, “Related Parties and Strategic Investments.”

The Company makes, or will make, long-term loans to Flash Ventures to fund new process technologies and additional wafer capacity. The Company aggregates its Flash Ventures’ notes receivable into one class of financing receivables due to the similar ownership interest and common structure in each Flash Venture entity. For all reporting periods presented, no loans were past due and no loan impairments were recorded.

Other Non-current Assets. Other non-current assets were as follows:

	June 28, 2015	December 28, 2014
	(In thousands)
Prepaid tax on intercompany transactions	$32,344	$33,375
Long-term income tax receivable	20,454	—
Other non-current assets	78,860	75,302
Total other non-current assets	$131,658	$108,677

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Current Accrued Liabilities. Other current accrued liabilities were as follows:

	June 28, 2015	December 28, 2014
	(In thousands)
Accrued payroll and related expenses	$153,231	$233,702
Taxes payable	29,174	74,079
Derivative contract payables	1,284	8,224
Other current accrued liabilities	172,791	190,288
Total other current accrued liabilities	$356,480	$506,293

Non-current Liabilities. Non-current liabilities were as follows:

	June 28, 2015	December 28, 2014
	(In thousands)
Income tax liabilities	$83,980	$132,320
Deferred revenue	19,660	31,066
Deferred tax liabilities	75	22,360
Other non-current liabilities	59,365	59,808
Total non-current liabilities	$163,080	$245,554

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the Condensed Consolidated Balance Sheets, and the activity was as follows:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Balance, beginning of period	$44,632	$47,565	$48,555	$43,624
Additions and adjustments to cost of revenue	7,333	4,927	7,577	12,358
Usage	(5,073)	(3,750)	(9,240)	(7,240)
Balance, end of period	$46,892	$48,742	$46,892	$48,742

Additions and adjustments to cost of revenue in the six months ended June 28, 2015 included adjustments to certain warranty assumptions, related to future potential claims, resulting in a $3.1 million reduction to the overall future warranty exposure.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Income (Loss). AOCI presented in the Condensed Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale investments, foreign currency translation and cash flow hedging activities, net of tax, for all periods presented:

	June 28, 2015	December 28, 2014
	(In thousands)
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$1,202	$3,359
Foreign currency translation	(225,136)	(197,252)
Cash flow hedging activities	356	(14,179)
Total accumulated other comprehensive loss	$(223,578)	$(208,072)

The amount of income tax expense allocated to the unrealized gain (loss) on available-for-sale investments and foreign currency translation activities was as follows:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Available-for-sale investments	$(2,416)	$1,221	$(1,317)	$1,598
Foreign currency translation	2,471	2,201	4,250	5,972
Total income tax expense allocated	$55	$3,422	$2,933	$7,570

The significant amounts reclassified out of each component of AOCI were as follows:

	Three months ended		Six months ended
AOCI Component	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	Statement of Operations Line Item
	(In thousands)
Unrealized gain on available-for-sale investments	$522	$3,413	$2,519	$3,983	Interest (expense) and other income (expense), net
Tax impact	(187)	(1,199)	(909)	(1,394)	Provision for income taxes
Unrealized gain on available-for-sale investments, net of tax	335	2,214	1,610	2,589
Unrealized holding loss on cash flow hedging activities:
Foreign exchange contracts	(2,150)	(7,689)	(13,755)	(9,050)	Cost of revenue
Foreign exchange contracts	—	(154)	—	(357)	Research and development
Loss on cash flow hedging activities	(2,150)	(7,843)	(13,755)	(9,407)
Total reclassifications for the period, net of tax	$(1,815)	$(5,629)	$(12,145)	$(6,818)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.	Goodwill and Intangible Assets

Goodwill. Goodwill balances as of June 28, 2015 and December 28, 2014 were as follows:

Carrying Amount
(In thousands)
Balance, beginning of year and end of period	$831,328

Intangible Assets. Intangible asset balances were as follows:

	June 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
	(In thousands)
Developed product technology	$451,560	$(145,872)	$—	$305,688
Customer relationships	64,600	(41,909)	—	22,691
Trademarks and trade names	62,500	(13,857)	—	48,643
Acquisition-related intangible assets	578,660	(201,638)	—	377,022
Technology licenses and patents	102,000	(88,667)	—	13,333
Total intangible assets subject to amortization	680,660	(290,305)	—	390,355
Acquired in-process research and development	61,000	—	(61,000)	—
Total intangible assets	$741,660	$(290,305)	$(61,000)	$390,355

	December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Developed product technology	$568,744	$(209,478)	$359,266
Customer relationships	64,600	(21,009)	43,591
Trademarks and trade names	62,500	(7,395)	55,105
Acquisition-related intangible assets	695,844	(237,882)	457,962
Technology licenses and patents	102,000	(78,611)	23,389
Total intangible assets subject to amortization	797,844	(316,493)	481,351
Acquired in-process research and development	61,000	—	61,000
Total intangible assets	$858,844	$(316,493)	$542,351

During the three months ended March 29, 2015, $61.0 million of in-process research and development (“IPR&D”) was impaired. The Company performs tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may be impaired. In the first quarter of 2015, due to a decline in revenue from previous forecasts and changes to the product development schedule related to an IPR&D project from the Fusion‑io, Inc. (“Fusion‑io”) acquisition, the Company performed impairment tests on the acquisition-related amortizable intangible and IPR&D assets for this acquisition. The Company reviewed the forecasts for the Fusion‑io IPR&D project and determined to cancel this project in order to reduce the number of platforms under development, resulting in no future attributable cash flows and a full impairment of the IPR&D asset of $61.0 million which was recorded in the first quarter of 2015. The project was cancelled and resources were redirected towards the next-generation PCIe and converged enterprise platform. In testing the recoverability of the Fusion‑io acquisition-related amortizable intangible assets, the Company determined that there was no impairment. The impairment test is based upon the lowest level for which identifiable cash flows are available related to the intangible assets. While the decline in revenue did not indicate that an impairment of the Fusion‑io acquisition-related intangible assets is required at this time, the Company will continue to monitor any events or circumstances that could indicate the acquisition-related amortizable intangible assets are impaired. As of June 28, 2015, the net book value of the Fusion‑io acquisition-related amortizable intangible assets was $283.5 million, some or all of which could be subject to impairment. In connection with the impairment

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

analysis in the first quarter of 2015, the Company reduced the expected life of the acquisition-related amortizable developed technology intangible assets from the Fusion‑io acquisition from five years to four years, and will amortize the remaining net carrying amount of this developed technology intangible asset over the next 37 months.

The annual expected amortization expense of intangible assets subject to amortization as of June 28, 2015 was as follows:

	Acquisition-related Intangible Assets	Technology Licenses and Patents
	(In thousands)
Year:
2015 (remaining 6 months)	$83,630	$10,000
2016	126,231	3,333
2017	107,176	—
2018	53,160	—
2019	6,825	—
Total intangible assets subject to amortization	$377,022	$13,333

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.	Financing Arrangements

The following table reflects the carrying values of the Company’s convertible debt:

	June 28, 2015	December 28, 2014
	(In thousands)
1.5% Notes due 2017	$996,720	$996,788
Less: Unamortized bond discount	(104,666)	(127,143)
Net carrying amount of 1.5% Notes due 2017	892,054	869,645

0.5% Notes due 2020	1,500,000	1,500,000
Less: Unamortized bond discount	(277,358)	(300,304)
Net carrying amount of 0.5% Notes due 2020	1,222,642	1,199,696
Total convertible debt	2,114,696	2,069,341
Less: Convertible short-term debt	(892,054)	(869,645)
Convertible long-term debt	$1,222,642	$1,199,696

1.5% Convertible Senior Notes Due 2017. In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017 (“1.5% Notes due 2017”) at par. The 1.5% Notes due 2017 may be converted, under certain circumstances described below, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents 19.1 million shares at an initial conversion price of approximately $52.37 per share). The 1.5% Notes due 2017 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of June 28, 2015, the conversion rate was adjusted for dividends paid to date to 19.6324 shares of common stock per $1,000 principal amount of notes (which represents 19.6 million shares at a conversion price of approximately $50.94 per share). The net proceeds to the Company from the sale of the 1.5% Notes due 2017 were $981.0 million.

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

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1.5% Notes due 2017:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Contractual interest coupon	$3,738	$3,750	$7,476	$7,500
Amortization of bond issuance costs	664	666	1,329	1,333
Amortization of bond discount	11,205	10,498	22,078	20,690
Total interest cost recognized	$15,607	$14,914	$30,883	$29,523

The effective interest rate on the liability component of the 1.5% Notes due 2017 was 6.85% for each of the three and six months ended June 28, 2015 and June 29, 2014. The remaining unamortized bond discount of $104.7 million as of June 28, 2015 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 2.1 years.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of the Company’s second quarter ended on June 28, 2015, the 1.5% Notes due 2017 were classified as a current liability and deemed convertible at the holders’ option through June 30, 2015. The 1.5% Notes due 2017 were convertible at the holders’ option through June 30, 2015 as the last reported sales price of the Company’s stock exceeded 130% of the conversion price for more than 20 days in a period of 30 consecutive trading days prior to March 31, 2015. Accordingly, the carrying value of the 1.5% Notes due 2017 was classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the equity component of $104.7 million of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on the Condensed Consolidated Balance Sheet as of June 28, 2015. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Based upon the calculation for the calendar quarter ending June 30, 2015, the 1.5% Notes due 2017 will not be convertible at the holders’ option for the calendar quarter ending September 30, 2015. No conversion occurred during the Company’s second quarter ended June 28, 2015 and one conversion notice was received for a total of $5 thousand on June 30, 2015.

Based on the last closing price for the Company’s common stock as of June 28, 2015 of $62.12, if all of the 1.5% Notes due 2017 then outstanding were converted, 3.5 million shares would be distributed to the holders.

During the six months ended June 28, 2015, $68 thousand aggregate principal amount of the 1.5% Notes due 2017 (“Converted Notes”) was converted at the holders’ option, and the Company delivered cash of $68 thousand and 505 shares of the Company’s common stock with respect to any conversion value greater than the principal amount of the Converted Notes. The Company recorded an immaterial loss during the six months ended June 28, 2015 related to the extinguishment of the Converted Notes.

The Company pays cash interest at an annual rate of 1.5%, payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2011. Debt issuance costs were $18.7 million, of which $5.5 million was allocated to capital in excess of par value and $13.2 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 1.5% Notes due 2017. As of June 28, 2015, unamortized deferred issuance cost was $4.0 million.

Concurrently with the issuance of the 1.5% Notes due 2017, the Company purchased a convertible bond hedge in which counterparties initially agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through June 28, 2015, the counterparties agreed to sell to the Company up to approximately 19.6 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $50.94 per share as of June 28, 2015. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the maturity date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. Cumulatively through June 28, 2015, the Company had received 27,124 shares of the Company’s common stock from the exercise of a portion of the convertible bond hedge related to the conversion of $3.3 million aggregate principal amount of the 1.5% Notes due 2017.

In addition, concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to purchase up to approximately 19.1 million shares of the Company’s common stock at an exercise price of $73.3250 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through June 28, 2015, holders of the warrants may acquire up to approximately 19.6 million shares of the Company’s common stock at a strike price of $71.3109 per share as of June 28, 2015. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. As of June 28, 2015, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

0.5% Convertible Senior Notes Due 2020. In October 2013, the Company issued and sold $1.5 billion in aggregate principal amount of 0.5% Convertible Senior Notes due October 15, 2020 (the “0.5% Notes due 2020”) at par. The 0.5% Notes due 2020 may be converted, under certain circumstances described below, based on an initial conversion rate of 10.8470 shares of common stock per $1,000 principal amount of notes (which represents 16.3 million shares at an initial conversion price of approximately $92.19 per share). The 0.5% Notes due 2020 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of June 28, 2015, the conversion rate was adjusted for dividends in excess of $0.225 per share paid to date to 10.8870 shares of common stock per $1,000 principal amount of notes (which represents 16.3 million shares at a conversion price of approximately $91.85 per share). The net proceeds to the Company from the sale of the 0.5% Notes due 2020 were approximately $1.48 billion.

The Company separately accounts for the liability and equity components of the 0.5% Notes due 2020. The principal amount of the liability component of $1.15 billion as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 4.43%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of June 28, 2015, the carrying value of the equity component of $352.0 million was unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 0.5% Notes due 2020:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Contractual interest coupon	$1,875	$1,875	$3,750	$3,750
Amortization of bond issuance costs	628	638	1,255	1,297
Amortization of bond discount	11,398	10,627	22,652	21,398
Total interest cost recognized	$13,901	$13,140	$27,657	$26,445

The effective interest rate on the liability component of the 0.5% Notes due 2020 was 4.43% for each of the three and six months ended June 28, 2015 and June 29, 2014. The remaining unamortized bond discount of $277.4 million as of June 28, 2015 will be amortized over the remaining life of the 0.5% Notes due 2020, which is approximately 5.3 years. As of June 28, 2015, the 0.5% Notes due 2020 were not convertible.

The Company pays cash interest at an annual rate of 0.5%, payable semi-annually on April 15 and October 15 of each year, beginning April 15, 2014. Debt issuance costs were $17.6 million, of which $4.1 million was allocated to capital in excess of par value and $13.5 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 0.5% Notes due 2020. As of June 28, 2015, unamortized deferred issuance cost was $10.2 million.

Concurrently with the issuance of the 0.5% Notes due 2020, the Company purchased a convertible bond hedge in which counterparties agreed to sell to the Company up to approximately 16.3 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through June 28, 2015, the counterparties agreed to sell to the Company up to approximately 16.3 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $91.85 per share as of June 28, 2015. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. As of June 28, 2015, the Company had not purchased any shares under this convertible bond hedge agreement. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 0.5% Notes due 2020, on the maturity date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 0.5% Notes due 2020.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, concurrent with the issuance of the 0.5% Notes due 2020, the Company sold warrants to purchase up to approximately 16.3 million shares of the Company’s common stock at an exercise price of $122.9220 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through June 28, 2015, holders of the warrants may acquire up to approximately 16.3 million shares of the Company’s common stock at a strike price of $122.4699 per share as of June 28, 2015. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. As of June 28, 2015, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.	Stock Repurchases

The Company’s Board of Directors authorized in October 2011 a program to repurchase up to $500.0 million of shares of the Company’s common stock. The stock repurchase program was increased by an additional $750.0 million by the Company’s Board of Directors in December 2012 and was fully expended by the end of the third quarter of 2013.  In July 2013, the Company’s Board of Directors authorized a new stock repurchase program of $2.50 billion and in January 2015, the Company’s Board of Directors increased the stock repurchase program by an additional $2.50 billion. As of June 28, 2015, $2.13 billion remained available for stock repurchases. The current stock repurchase program will remain in effect until the available funds have been expended or the Company’s Board of Directors terminates the program.

Under the Company’s stock repurchase programs, from the fourth quarter of 2011 through June 28, 2015, the Company spent an aggregate $4.12 billion to repurchase 58.4 million shares at an average stock price of $70.64 per share. Included in the aggregate repurchase activity are 13.0 million shares that were repurchased at an average stock price of $76.63 per share for an aggregate amount of $1.0 billion during the six months ended June 28, 2015. In addition to repurchases under the Company’s stock repurchase program, during the six months ended June 28, 2015, the Company spent $37.3 million to settle employee tax withholding obligations due upon the vesting of restricted stock units (“RSUs”) and withheld an equivalent value of shares from the shares provided to the employees upon vesting.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.	Stockholders’ Equity and Share‑based Compensation

Dividends

During the six months ended June 28, 2015, the Company’s Board of Directors declared the following dividends:

Declaration Date	Dividend per Share	Record Date	Total Amount Declared	Payment Date
			(In millions)
January 20, 2015	$0.30	March 2, 2015	$65.9	March 23, 2015
April 14, 2015	$0.30	May 4, 2015	$64.0	May 26, 2015

On July 20, 2015, the Company’s Board of Directors declared a dividend of $0.30 per share for holders of record as of August 3, 2015, which is to be paid on August 25, 2015. Future dividends are subject to declaration by the Company’s Board of Directors.

Share-based Benefit Plans

Share-based Plans. The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employee service providers. This program includes incentive and non-statutory stock option awards, stock appreciation right awards (“SARs”), restricted stock unit (“RSU”) awards, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. These awards are granted under various programs, all of which are stockholder approved. Stock option awards generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 12 quarters of continued service. RSU awards generally vest in equal annual installments over a four-year period. Grants to non-employee board members generally vest in one installment on the earlier of (i) the first anniversary of the grant date or (ii) the day immediately preceding the next annual meeting of the Company’s stockholders following the grant date. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lower.

Valuation Assumptions

Option Plan Shares. The fair value of the Company’s stock options granted to employees, officers and non-employee board members was estimated using the following weighted-average assumptions:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Dividend yield	1.71%	1.20% - 1.25%	1.52% - 1.71%	1.20% - 1.25%
Expected volatility	0.33	0.31	0.32	0.32
Risk-free interest rate	1.32%	1.19%	1.19%	1.22%
Expected term	4.1 years	4.2 years	4.2 years	4.4 years
Estimated annual forfeiture rate	8.20%	8.79%	8.20%	8.79%
Weighted-average fair value at grant date	$15.69	$24.07	$19.36	$18.83

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Stock Purchase Plan Shares. The fair value of shares issued under the Company’s ESPP program was estimated using the following weighted-average assumptions:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Dividend yield	1.52%	1.25%	1.52%	1.25%
Expected volatility	0.36	0.31	0.36	0.31
Risk-free interest rate	0.07%	0.08%	0.07%	0.08%
Expected term	½ year	½ year	½ year	½ year
Weighted-average fair value at purchase date	$20.20	$17.25	$20.20	$17.25

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and SARs activities under all of the Company’s share-based compensation plans as of June 28, 2015 and changes during the six months ended June 28, 2015 are presented below:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options and SARs outstanding as of December 28, 2014	4,090	$51.94	4.5	$202,044
Granted	985	$81.45
Exercised	(412)	$38.54		$15,748
Forfeited	(61)	$58.63
Expired	(7)	$50.91
Options and SARs outstanding as of June 28, 2015	4,595	$59.38	4.6	$47,163
Options and SARs vested and expected to vest after June 28, 2015, net of forfeitures	4,330	$58.46	4.6	$46,592
Options and SARs exercisable as of June 28, 2015	2,033	$47.38	3.4	$35,497

As of June 28, 2015, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $39.1 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.5 years. As of June 28, 2015, the Company had fully expensed all of its SARs awards.

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plans during the six months ended June 28, 2015 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Fair Market Value (1)
	(In thousands)		(In thousands)
Non-vested share units as of December 28, 2014	5,587	$67.18
Granted	2,209	$80.84
Vested	(1,513)	$60.29	$122,003
Forfeited	(339)	$76.30
Non-vested share units as of June 28, 2015	5,944	$73.46

(1)	Aggregate Fair Market Value represents the aggregated market value of RSUs vested during the period as of their individual vest dates.

The number of vested RSUs includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. Total payments for the employees’ tax obligations to taxing authorities are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows. These net-share settlements had the same effect as share repurchases by the Company as the net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting. See Note 8, “Stock Repurchases.”

As of June 28, 2015, the total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was approximately $319.3 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.8 years.

Employee Stock Purchase Plan. As of June 28, 2015, the total unrecognized compensation cost related to ESPP was approximately $1.5 million, and this amount is expected to be recognized over a period of one month.

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Share‑based compensation expense by caption:
Cost of revenue	$5,022	$3,507	$9,084	$6,117
Research and development	22,309	17,500	43,352	33,175
Sales and marketing	9,948	7,204	19,483	13,461
General and administrative	7,143	6,238	13,913	11,726
Total share‑based compensation expense	44,422	34,449	85,832	64,479
Total tax benefit recognized	(11,401)	(9,033)	(22,470)	(17,809)
Decrease in net income	$33,021	$25,416	$63,362	$46,670

Share‑based compensation expense by type of award:
Stock options	$6,697	$7,971	$14,725	$15,895
RSUs	34,471	23,990	64,696	43,455
ESPP	3,254	2,488	6,411	5,129
Total share‑based compensation expense	44,422	34,449	85,832	64,479
Total tax benefit recognized	(11,401)	(9,033)	(22,470)	(17,809)
Decrease in net income	$33,021	$25,416	$63,362	$46,670

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-based compensation expense of $5.4 million and $4.3 million related to manufacturing personnel was capitalized into inventory as of June 28, 2015 and December 28, 2014, respectively.

The total grant date fair value of options and RSUs vested during the period was as follows:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Options	$6,386	$7,615	$17,173	$17,843
RSUs	11,592	8,225	91,220	58,090
Total grant date fair value of options and RSUs vested during the period	$17,978	$15,840	$108,393	$75,933

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.	Restructuring and Other

The Company recorded the following in Restructuring and other:

	Three months ended	Six months ended
	June 28, 2015	June 28, 2015
	(In thousands)
Restructuring costs	$9,396	$13,646
Other costs	350	36,641
Total restructuring and other	$9,746	$50,287

Restructuring Costs.

2014 Restructuring Plan. During 2014, the Company implemented a restructuring plan which primarily consisted of reductions in workforce in certain functions of the organization, in the U.S. and certain foreign countries, because of redundant activities due to the acquisition of Fusion‑io, as well as realignment of certain projects. The restructuring costs under this plan for the three and six months ended June 28, 2015 were ($0.2) million and $4.0 million, respectively, related primarily to an excess lease obligation, and severance and benefits for involuntary terminations. All expenses, including adjustments, associated with the restructuring plan are included in Restructuring and other in the Condensed Consolidated Statements of Operations.

The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve as of June 28, 2015:

	Severance and Benefits	Other Charges	Total
	(In thousands)
Accrual balance at December 28, 2014	$4,771	$40	$4,811
Charges	1,154	3,135	4,289
Adjustments	(244)	—	(244)
Cash payments	(4,796)	(250)	(5,046)
Non-cash items	—	(1,126)	(1,126)
Accrual balance at June 28, 2015	$885	$1,799	$2,684

The Company anticipates that the majority of the remaining restructuring reserve balance will be paid out in cash through the third quarter of 2015 for employee terminations and over the remaining lease term through year 2021 for the excess lease obligation.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2015 Restructuring Plan. During the second quarter of 2015, the Company implemented a restructuring plan which consisted of global reductions in workforce in manufacturing operations, research and development, sales and marketing, and general and administrative functions, related to current business conditions and a realignment of certain projects (the “2015 Restructuring Plan”). The restructuring costs under this plan for the three months ended June 28, 2015 were $9.6 million, related to severance and benefits for involuntary terminations of personnel of approximately 270 employees. All expenses, including adjustments, associated with the restructuring plan are included in Restructuring and other in the Condensed Consolidated Statements of Operations.

The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve as of June 28, 2015:

Severance and Benefits
(In thousands)
Accrual balance at December 28, 2014	$—
Charges	9,605
Adjustments	(4)
Cash payments	(4,258)
Accrual balance at June 28, 2015	$5,343

The Company anticipates that the majority of the remaining restructuring reserve balance will be paid out in cash through 2015.

Other Costs. During the three and six months ended June 28, 2015, the Company recognized other costs of $0.4 million and $36.6 million, respectively, related primarily to legal settlements and also to Fusion‑io post-merger integration expenses.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.	Provision for Income Taxes

The following table presents the provision for income taxes and the effective tax rate:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands, except percentages)
Provision for income taxes	$10,171	$129,131	$4,763	$269,722
Tax rate	11.1%	32.0%	3.8%	33.2%

The provision for income taxes for the three and six months ended June 28, 2015 prior to discrete items differs from the U.S. statutory tax rate of 35% due primarily to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to the Company’s Chinese, Irish, Israeli, Japanese and Malaysian entities. Earnings in these countries where tax rates are lower than the U.S. notional rate contributed to the majority of the difference between the rate of the Company’s tax provision and the U.S. statutory tax rate. The lower effective tax rate for the three and six months ended June 28, 2015, compared to the same period in 2014, is primarily attributable to benefits of $16.6 million and $37.5 million, respectively, recorded as a result of tax audit settlements. As of June 28, 2015, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

As of June 28, 2015, the Company had not made a provision for U.S. income taxes or foreign withholding taxes on $1.25 billion of undistributed earnings of foreign subsidiaries as the Company intends to indefinitely reinvest these earnings outside the U.S. to fund its international capital expenditures and operating requirements. The Company determined that it is not practicable to calculate the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings. If these earnings were distributed to the U.S., the Company would be subject to additional U.S. income taxes and foreign withholding taxes reduced by any available foreign tax credits.

Unrecognized tax benefits were $91.7 million and $125.2 million as of June 28, 2015 and December 28, 2014, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $70.7 million at June 28, 2015. Income tax expense for the three and six months ended June 28, 2015 included a benefit from a reversal of interest and penalties of $5.7 million and $8.9 million, respectively. Interest and penalties included in income tax expense for each of the three and six months ended June 29, 2014 were immaterial. It is reasonably possible that the unrecognized tax benefits could decrease by approximately $11.3 million within the next 12 months as a result of the expiration of statutes of limitations and potential settlements of tax authority examinations. The Company is currently under audit by several tax authorities in which the timing of the resolution and/or closure of these audits is highly uncertain. Therefore it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing as of June 28, 2015.

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. During the six months ended June 28, 2015, the Company received and signed the closing agreement with the Internal Revenue Service (“IRS”) related to the examination of the Company’s federal income tax returns for 2009 through 2011, and finalized audits for certain periods with the California Franchise Tax Board and other various states’ tax authorities. The Company is currently under audit by various state and international tax authorities. The Company cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not materially harm the Company’s financial position, results of operations or liquidity.

The Company has tax holidays in Malaysia that begin to expire in December 2028. The impact of the tax holidays was immaterial to all periods presented.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands, except per share amounts)
Numerator for basic net income per share:
Net income	$80,973	$273,946	$119,998	$542,894
Denominator for basic net income per share:
Weighted-average common shares outstanding	206,737	225,544	209,083	225,694
Basic net income per share	$0.39	$1.21	$0.57	$2.41

Numerator for diluted net income per share:
Net income	$80,973	$273,946	$119,998	$542,894
Denominator for diluted net income per share:
Weighted-average common shares outstanding	206,737	225,544	209,083	225,694
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and ESPP (assuming proceeds would be used to purchase common stock), and RSUs	1,267	3,069	2,243	3,326
1.5% Notes due 2017	4,708	8,284	6,246	7,158
Warrants issued in conjunction with the 1.5% Notes due 2017	—	3,859	918	2,285
Shares used in computing diluted net income per share	212,712	240,756	218,490	238,463
Diluted net income per share	$0.38	$1.14	$0.55	$2.28

Anti-dilutive shares excluded from net income per share calculation	56,687	33,500	36,021	33,240

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt. Diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, ESPP, the 1.5% Notes due 2017 and warrants issued in conjunction with the 1.5% Notes due 2017. Certain common stock issuable under stock options, RSUs, the 0.5% Notes due 2020 and warrants issued in conjunction with the 0.5% Notes due 2020, have been omitted from the current and prior year diluted net income per share calculation because the inclusion is considered anti-dilutive.

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

Flash Partners. Flash Partners Ltd. (“Flash Partners”) was formed in 2004. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan. As of June 28, 2015, the Company had notes receivable from Flash Partners of $65.8 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners with the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” As of June 28, 2015 and December 28, 2014, the Company had an equity investment in Flash Partners of $164.1 million and $167.1 million, respectively, denominated in Japanese yen, adjusted by ($12.1) million and ($7.3) million, respectively, of cumulative translation adjustments recorded in AOCI. Flash Partners’ share of the Fab 3 fabrication facility is fully equipped.

Flash Alliance. Flash Alliance Ltd. (“Flash Alliance”) was formed in 2006. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan. As of June 28, 2015, the Company had notes receivable from Flash Alliance of $283.3 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance with the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” As of June 28, 2015 and December 28, 2014, the Company had an equity investment in Flash Alliance of $245.3 million and $249.5 million, respectively, denominated in Japanese yen, adjusted by ($52.6) million and ($45.5) million, respectively, of cumulative translation adjustments recorded in AOCI. Flash Alliance’s share of the Fab 4 fabrication facility is fully equipped.

Flash Forward. Flash Forward Ltd. (“Flash Forward”) was formed in 2010. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan. Fab 5 was built in two phases. Phase 1 of Fab 5 is fully equipped. Phase 2 of Fab 5 is partially equipped. Phase 2 is being used for technology transition of the existing Flash Ventures wafer capacity to 1Y‑nanometer and 15‑nanometer technology nodes, wafer capacity expansion and the addition of a 3‑dimensional NAND (“3D NAND”) pilot line in the second half of 2015. An expansion of approximately 5% of Flash Ventures wafer capacity was completed in Fab 5 during the second quarter of 2015. As of June 28, 2015, the Company had notes receivable from Flash Forward of $98.9 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward with the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” As of June 28, 2015 and December 28, 2014, the Company had an equity investment in Flash Forward of $79.0 million and $79.2 million, respectively, denominated in Japanese yen, adjusted by ($30.7) million and ($28.4) million, respectively, of cumulative translation adjustments recorded in AOCI.

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

Off-Balance Sheet Liabilities

Flash Ventures. Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements of which the Company guarantees half of the total outstanding obligations. As of June 28, 2015, the total amount of the Company’s guarantee obligation of Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 78.8 billion Japanese yen, or approximately $636 million, based upon the exchange rate at June 28, 2015.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of June 28, 2015, the Company’s stockholders’ equity of $5.62 billion was in compliance with the related covenant under Flash Ventures’ master lease agreements. If the Company’s stockholders’ equity were to fall below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under its master lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the Company’s guarantee obligations under the master lease agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantees under such Flash Ventures master lease agreements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both initial and refinanced leases) in both Japanese yen and U.S. dollar-equivalent based upon the exchange rate at June 28, 2015:

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Japanese yen, in billions)	(U.S. dollar, in thousands)
Flash Partners:
March 2012	Refinanced	¥0.6	$4,615	2015
March 2014	Initial	4.2	33,635	2019
December 2014	Initial	3.0	24,801	2019
		7.8	63,051
Flash Alliance:
March 2012	Initial	4.3	34,805	2017
July 2012	Refinanced	8.0	64,826	2017
March 2014	Initial	4.0	32,342	2019
May 2014	Initial	5.5	43,442	2019
August 2014	Initial	5.7	46,147	2019
December 2014	Initial	4.7	38,161	2019
March 2015	Initial	10.0	80,649	2020
June 2015	Initial	7.0	56,500	2020
		49.2	396,872
Flash Forward:
November 2011	Initial	6.4	51,524	2016
March 2012	Initial	4.0	32,714	2017
July 2012	Initial	1.7	13,327	2017
December 2014	Initial	4.7	38,283	2019
June 2015	Initial	5.0	40,358	2020
		21.8	176,206
Total guarantee obligations		¥78.8	$636,129

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of June 28, 2015 in U.S. dollars based upon the Japanese yen to U.S. dollar exchange rate at June 28, 2015:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(In thousands)
Year 1	$162,876	$9,214	$172,090
Year 2	134,273	46,515	180,788
Year 3	88,058	30,400	118,458
Year 4	63,406	21,628	85,034
Year 5	30,131	39,643	69,774
Year 6	2,801	7,184	9,985
Total guarantee obligations	$481,545	$154,584	$636,129

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged IP infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third‑party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of June 28, 2015 and December 28, 2014, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers and employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. The Company had no liabilities recorded for these agreements as of June 28, 2015 and December 28, 2014, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into patent indemnification agreements under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third‑party claims that NAND flash memory products manufactured and sold by Flash Ventures infringe third‑party patents. The Company has not made any indemnification payments under any such agreements. As of June 28, 2015 and December 28, 2014, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at June 28, 2015, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of June 28, 2015 were as follows:

	Total		1 Year (Remaining 6 months in 2015)	2 - 3 Years (2016 and 2017)	4 - 5 Years (2018 and 2019)	More than 5 Years (Beyond 2019)
	(In thousands)
Facility and other operating leases	$62,172	(4)	$8,372	$23,415	$15,816	$14,569
Flash Ventures and other related commitments(1)	3,426,110	(4)(5)	668,267	1,565,482	853,143	339,218
Convertible senior notes(2)	2,575,347		11,225	1,041,622	15,000	1,507,500
Noncancelable production purchase commitments(3)	232,852	(4)	232,007	845	—	—
Capital equipment purchase commitments	72,907		72,907	—	—	—
Operating expense commitments	33,264		28,202	5,023	39	—
Total contractual cash obligations	$6,402,652		$1,020,980	$2,636,387	$883,998	$1,861,287

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

(4)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at June 28, 2015.

(5)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

The Company has excluded $84.0 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at June 28, 2015. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements were as follows:

June 28, 2015
(In thousands)
Guarantee of Flash Ventures equipment leases (1)	$636,129

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 78.8 billion Japanese yen, or approximately $636 million based upon the exchange rate at June 28, 2015.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from 2015 through 2026. Future minimum lease payments are presented below:

Future minimum lease payments
(In thousands)
Year:
2015 (Remaining 6 months)	$8,659
2016	13,095
2017	10,466
2018	8,801
2019	7,015
2020 and thereafter	14,569
Operating leases, gross	62,605
Sublease income to be received in the future under noncancelable subleases	(433)
Operating leases, net	$62,172

Net rent expense was as follows:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Rent expense, net	$2,995	$1,543	$7,075	$3,167

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14.	Related Parties and Strategic Investments

Flash Ventures with Toshiba. The Company owns 49.9% of each entity within Flash Ventures and accounts for its ownership position under the equity method of accounting. The Company’s obligations with respect to Flash Ventures’ master lease agreements, take-or-pay supply arrangements are described in Note 13, “Commitments, Contingencies and Guarantees.” The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments. Entities within Flash Ventures are variable interest entities (“VIEs”). The Company evaluated whether it is the primary beneficiary of any of the entities within Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities. In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities. The Company concluded, based upon its 49.9% ownership, the voting structure and the manner in which the day-to-day operations are conducted for each entity within Flash Ventures, that the Company lacked the power to direct most of the activities that most significantly impact the economic performance of each entity within Flash Ventures.

The Company purchased NAND flash memory wafers from Flash Ventures and made investments and loans to Flash Ventures, totaling $470.0 million and $973.8 million during the three and six months ended June 28, 2015, respectively. The Company received loan repayments from Flash Ventures of $86.5 million and $176.2 million during the three and six months ended June 28, 2015, respectively. The Company purchased NAND flash memory wafers from Flash Ventures and made investments and loans to Flash Ventures totaling $504.5 million and $964.7 million during the three and six months ended June 29, 2014, respectively. The Company received loan repayments from Flash Ventures of $88.0 million and $112.3 million during the three and six months ended June 29, 2014, respectively.

At June 28, 2015 and December 28, 2014, the Company had accounts payable balances due to Flash Ventures of $139.8 million and $136.1 million, respectively.

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

	June 28, 2015	December 28, 2014
	(In millions)
Notes receivable	$448	$467
Equity investments	488	496
Operating lease guarantees	636	551
Maximum estimable loss exposure	$1,572	$1,514

Solid State Storage Solutions, Inc. Solid State Storage Solutions, Inc. (“S4”) was a venture with third parties to license IP. During the second quarter of 2015, the Company sold its interest in S4 and, accordingly, deconsolidated this subsidiary, which resulted in a loss of $1.9 million recorded in “Interest (expense) and other income (expense), net” on the Condensed Consolidated Statements of Operations. The operating results of S4 were not material for all periods presented.

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

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, former SanDisk Corporation Chief Executive Officer, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss, which resulted in Dr. Harari being dismissed as a defendant. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) for the portion of the District Court’s Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On November 20, 2012, the Federal Circuit affirmed the District Court’s order denying SanDisk’s motion to dismiss. On December 2, 2012, the Federal Circuit issued its mandate returning the case to the District Court. On July 5, 2013, the District Court granted Ritz’s motion to substitute in Albert Giuliano, the Chapter 7 Trustee of the Ritz bankruptcy estate, as the plaintiff in this case. On October 1, 2013, the District Court granted the Trustee’s motion for leave to file a third amended complaint, which adds CPM Electronics Inc. and E.S.E. Electronics, Inc. as named plaintiffs. On September 19, 2014, the District Court granted the plaintiffs’ motion for leave to file a fourth amended complaint, which adds a cause of action for attempted monopolization and adds MFLASH as a named plaintiff. The plaintiffs filed a motion for class certification, and the Company filed a motion for summary judgment as to all of the plaintiffs’ asserted claims. On May 14, 2015, the District Court granted in part and denied in part plaintiffs’ motion for class certification. On June 22, 2015, the District Court denied the Company’s motion for summary judgment without prejudice to refile its motion once the class notice has been approved and the period for class members to opt out has expired.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Samsung Federal Antitrust Action Against Panasonic and SD‑3C. On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action in the U.S. District Court for the Northern District of California (the “District Court”) alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and SD‑3C, LLC (“SD‑3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws relating to the licensing practices and operations of SD‑3C. The complaint seeks an injunction against collection of Secure Digital (“SD”) card royalties, treble damages, restitution, pre- and post-judgment interest, costs, and attorneys’ fees, as well as a declaration that Panasonic and SD‑3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable. The Company is not named as a defendant in this case, but it established SD‑3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning the Company. As a member of SD‑3C, the Company may be responsible for a portion of any monetary award. Other requested relief, including an injunction or declaration of patent misuse, could result in a loss of revenue to the Company. The defendants filed a motion to dismiss on September 24, 2010, and Samsung filed a first amended complaint on October 14, 2010. On August 25, 2011, the District Court dismissed the patent misuse claim with prejudice but gave Samsung leave to amend its other claims. Samsung filed a second amended complaint on September 16, 2011. On January 3, 2012, the District Court granted the defendants’ motion to dismiss Samsung’s complaint without leave to amend. Samsung appealed. On April 4, 2014, the U.S. Court of Appeals for the Ninth Circuit (the “Appeals Court”) issued a decision reversing the District Court’s dismissal on statute of limitations grounds and remanding the case to the District Court for further proceedings. The Appeals Court denied the defendants’ petition for rehearing and issued its mandate to send the case back to the District Court. On November 12, 2014, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court, which the U.S. Supreme Court subsequently denied. Samsung filed a third amended complaint on January 20, 2015. On February 13, 2015, the defendants filed a motion to dismiss, which is under submission. The District Court has stayed discovery until after completion of the pleading stage.

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California (the “District Court”) on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, LLC (“SD‑3C”), Panasonic Corporation, Panasonic Corporation of North America, Toshiba and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antitrust and unfair competition laws, and common law. The complaint seeks an injunction of the challenged conduct, dissolution of “the cooperation agreements, joint ventures and/or cross-licenses alleged herein,” treble damages, restitution, disgorgement, pre- and post-judgment interest, costs, and attorneys’ fees. The plaintiffs allege that the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused the plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On May 21, 2012, the District Court granted the defendants’ motion to dismiss the complaint with prejudice. The plaintiffs appealed. On May 14, 2014, the appeals court issued a decision reversing the District Court’s dismissal on statute of limitations grounds and remanding the case to the District Court for further proceedings. The appeals court denied the defendants’ petition for rehearing and issued its mandate to send the case back to the District Court. On December 1, 2014, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court, which the U.S. Supreme Court subsequently denied. On February 3, 2015, the plaintiffs filed a second amended complaint in the District Court. On February 27, 2015, the defendants filed a motion to dismiss, which is under submission. The District Court has stayed discovery until after completion of the pleading stage.

Trade Secret Litigation Against SK hynix Inc., et al. On March 13, 2014, the Company filed a civil action in Santa Clara Superior Court in California against SK hynix Inc. (“Hynix”) and certain related entities for trade secret misappropriation arising from the theft of trade secrets by a former employee of the Company and the defendants’ wrongful receipt and use of such information. The lawsuit seeks damages, an injunction and other remedies. Additionally, in March 2014, SanDisk submitted a criminal complaint to the Tokyo Metropolitan Police Department against the former employee. On April 3, 2014, the former employee was indicted by the Tokyo District Public Prosecutor’s Office for theft of trade secrets. The former employee’s criminal trial was held in January 2015. The former employee was convicted and, in March 2015, was sentenced to five years of imprisonment and a fine of 3 million Japanese yen. The former employee is currently imprisoned, and his case is on appeal before the Tokyo High Court.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2014, the Company moved for a preliminary injunction requiring Hynix to stop using any of the Company’s information received from the former employee and to return stolen Company material. On July 1, 2014, the court issued a preliminary injunction prohibiting Hynix from using or disclosing trade secret information that originated from materials taken by the former employee and ordering Hynix to provide certain information to the Company’s counsel to facilitate the identification of those documents taken by the former employee that are in Hynix’s possession. The order does not preclude Hynix from continuing to sell NAND flash products that it has already qualified for commercial sale. Hynix filed a notice of appeal of the court’s preliminary injunction and also moved to stay enforcement of the order pending the appeal. On July 16, 2014, the court denied Hynix’s motion with respect to the portion of the order prohibiting use or disclosure of the trade secret information, but granted the motion to stay with respect to the other portion of the order. On November 6, 2014, Hynix removed the case to federal court. On March 26, 2015, the federal court granted the Company’s motion to remand the case to state court and denied Hynix’s motions to compel arbitration and dismiss the case on inconvenient forum grounds. The state court resumed jurisdiction over the case in April 2015. A subsequent motion by Hynix to dismiss the case on inconvenient forum grounds was denied by the court on June 30, 2015. Discovery in the case is ongoing, and trial has been set for June 6, 2016.

Federal Securities Class Action Against Fusion‑io et al. Beginning on November 19, 2013, Fusion‑io and certain of its officers were named in three putative class action lawsuits filed in the United States District Court for the Northern District of California (Denenberg v. Fusion‑io, Inc. et al.; Miami Police Relief & Pension Fund v. Fusion‑io, Inc. et al.; Marriott v. Fusion‑io, Inc. et al.). Two of the complaints are allegedly brought on behalf of a class of purchasers of Fusion‑io’s common stock between August 10, 2012 and October 23, 2013, and one is brought on behalf of a purported class of purchasers between January 25, 2012 and October 23, 2013. The complaints generally allege violations of the federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. On June 10, 2014, the Court consolidated the cases, appointed a lead plaintiff, and ordered the plaintiffs to file an amended consolidated complaint. On August 6, 2014, a consolidated amended complaint was filed on behalf of a putative class of purchasers of Fusion‑io common stock between October 25, 2012 and October 23, 2013, inclusive. The consolidated complaint generally alleges violations of the federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period and seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. On February 12, 2015, the Court granted the defendants’ motion to dismiss, with leave to amend. The plaintiffs did not file an amended complaint, and the Court dismissed the case with prejudice on May 27, 2015.

Federal Securities Class Action Against SanDisk et al. Beginning on March 30, 2015, the Company and certain of its officers were named in three putative class action lawsuits filed in the United States District Court for the Northern District of California (Glore v. SanDisk Corp. et al. filed on March 30, 2015; Bowers v. SanDisk Corp. et al. filed on May 6, 2015; City of Sterling Heights General Employees’ Retirement System v. SanDisk Corp. et al. filed on May 27, 2015). Two of the complaints are allegedly brought on behalf of a class of purchasers of the Company’s securities between October 16, 2014 and March 25, 2015, and one is brought on behalf of a purported class of purchasers of the Company’s securities between April 16, 2014 and April 15, 2015. The complaints generally allege violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative classes. On July 9, 2015, the Court consolidated the cases and appointed Union Asset Management Holding AG and KBC Asset Management NV as lead plaintiffs.

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

We have a deep understanding of the technology used in the design, manufacture and operation of NAND flash and have invented many of the key NAND flash technologies and solutions. We strive to continuously reduce the cost of NAND flash in order to continue to grow our markets, supply a diverse set of customers and channels, and enable us to profitably grow our business. A key component of our ability to reduce the cost of NAND flash is our ability to continue to transition our NAND flash manufacturing technology to smaller geometries. We began transitioning to the 15‑nanometer node (also referred to as 1Z‑nanometer), in the second half of 2014 and expect to continue ramping production on this node throughout 2015. We expect 15‑nanometer to be our last technology node on 2‑dimensional, or 2D, NAND flash architecture. We are investing in our 3‑dimensional, or 3D, NAND architecture, which we refer to as BiCS, and pilot production of our 3D NAND is expected to begin in the second half of 2015. We expect 3D NAND product sales to begin in 2016. We are also investing in 3D resistive RAM, or 3D ReRAM, technology which we believe may be a future alternative to NAND. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time.

Through our investments in our ventures with Toshiba Corporation, or Toshiba, and our in‑house assembly and test facilities, we have invested heavily in a vertically integrated business model. We purchase substantially all of our NAND flash supply requirements through Flash Ventures, our significant venture relationships with Toshiba, which produce and provide us with leading‑edge, high‑quality, low‑cost NAND flash wafers. While substantially all of our flash memory supply is purchased from Flash Ventures, from time-to-time, we also purchase flash memory from other NAND flash manufacturers. While we do not unilaterally control the operations of Flash Ventures, we believe that our vertically integrated business model helps us to reduce the costs of producing our products, increases our ability to control the quality of our products and speeds delivery to our customers. Our vertically integrated manufacturing operations are concentrated in three locations, with Flash Ventures located in Yokkaichi, Japan, and our in‑house assembly and test operations located in Shanghai, China and Penang, Malaysia. We also utilize third‑party contract manufacturers in China, Malaysia, Taiwan and the U.S.

Most of our products are made by combining NAND flash memory with a controller and firmware, and many of our SSD solutions incorporate software. We use controllers which we have designed in‑house as well as controllers purchased from third‑parties. Our controllers that are designed in‑house are manufactured at third‑party foundries. The vast majority of our products use firmware that is developed in‑house.

Our revenue is derived from two sales channels, the Commercial sales channel and the Retail sales channel. Commercial channel sales are made directly and through distributors to OEMs, system integrators and value-added resellers who bundle, embed or integrate our data storage solutions, and directly to enterprise customers. Commercial revenue also includes direct sales and license and royalty revenue related to our IP. Retail channel sales are made directly to retail customers and indirectly through distributors to retail customers.

Industry and Company Trends

We operate in an industry characterized by rapid technology transitions and evolving end-user markets for NAND flash. We believe that over the next several years, the largest growth areas for NAND flash will be SSD solutions for the enterprise and hyperscale data center and client computing markets. Within the market for mobile and connected applications, we expect growth in the adoption of smartphones and other mobile devices, as well as increasing storage capacity in these devices, to continue to drive increasing NAND flash storage demand. In addition, we expect to see growth in the usage of NAND flash memory in new applications, such as automobiles and connected homes. We expect the market for NAND flash memory solutions in consumer electronics, such as imaging devices and USB drives, to modestly decline over the next several years. We continue to focus on adapting our business to the changing end markets for NAND flash and aligning our resources accordingly.

For 2015, our expectations include:

•	we expect industry bit-supply growth for 2015 will be slightly above 40%, and we expect our captive bit-supply growth to be similar to industry growth;

•	we expect our 2015 revenue to decline from 2014, with the primary factors being:

(1)
a significant client SSD program ended for us at a large customer during the first quarter of 2015. We had no revenue from this program in the second quarter of 2015 and we expect no further revenue from this program; and

(2)
increased inventory levels in order to better meet customer service expectations, resulting in our revenue bit growth being significantly less than our supply bit growth. At the same time, we expect our price decline in 2015 to be greater than the 22% blended price decline experienced in 2014; and

•
we expect our 2015 blended average cost reduction per gigabyte to be between 15% and 25%. We expect our cost reduction in 2015 to come primarily from the 1Y‑nanometer and 15‑nanometer technology transitions, increased usage of X3 memory, and an expected positive impact from the Japanese yen to U.S. dollar exchange rate for Japanese yen denominated wafer purchases. This will be partially offset by inventory-related charges recorded in the first half of 2015, a higher usage of non-captive memory and start-up costs related to our manufacturing facilities.

As part of our efforts to continuously reduce the cost of NAND flash, we are currently focused on transitioning our products to 1Y‑nanometer and 15‑nanometer technologies, with the 15‑nanometer node ramping across 2015. We continue to develop our 3D NAND architecture, and pilot production of our 3D NAND is expected to begin in the second half of 2015. We expect 3D NAND product sales to begin in 2016. One of our competitors is shipping products based on its 3D NAND technology, and other competitors have announced the expected launch in 2015 and 2016 of products incorporating 3D NAND technologies. At this time, these technologies are still emerging and it is unclear how these new technologies will compare to our 3D NAND technology and what implications other 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. We believe that our 15‑nanometer 2D NAND is currently the industry’s lowest cost NAND and is capable of addressing a broad range of market opportunities. We are also investing in 3D ReRAM technology, which we believe may be a viable alternative to NAND flash memory in the future. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time.

Current Year Developments

Restructuring

During the second quarter of 2015, we implemented a restructuring plan which consisted of global reductions in workforce in manufacturing operations, research and development, sales and marketing, and general and administrative functions, related to current business conditions and a realignment of certain projects (the “2015 Restructuring Plan”). The restructuring costs under this plan for the three months ended June 28, 2015 were $9.6 million, related to severance and benefits for involuntary terminations of personnel of approximately 270 employees.

Results of Operations

	Three months ended				Six months ended
	June 28, 2015	% of Revenue	June 29, 2014	% of Revenue	June 28, 2015	% of Revenue	June 29, 2014	% of Revenue
	(In millions, except percentages)
Revenue	$1,237.2	100%	$1,634.0	100%	$2,569.4	100%	$3,146.0	100%
Cost of revenue	724.0	59%	854.6	53%	1,486.4	58%	1,595.7	51%
Amortization of acquisition-related intangible assets	28.8	2%	19.7	1%	53.6	2%	39.4	1%
Total cost of revenue	752.8	61%	874.3	54%	1,540.0	60%	1,635.1	52%
Gross profit	484.4	39%	759.7	46%	1,029.4	40%	1,510.9	48%
Operating expenses:
Research and development	218.4	18%	204.1	12%	441.1	17%	402.9	13%
Sales and marketing	96.7	8%	83.4	5%	198.5	8%	160.4	5%
General and administrative	42.0	3%	54.1	3%	90.0	4%	102.8	3%
Amortization of acquisition-related intangible assets	13.7	1%	1.4	—%	27.4	1%	3.0	—%
Impairment of acquisition-related intangible assets	—	—%	—	—%	61.0	2%	—	—%
Restructuring and other	9.7	1%	—	—%	50.3	2%	—	—%
Total operating expenses	380.5	31%	343.0	20%	868.3	34%	669.1	21%
Operating income	103.9	8%	416.7	26%	161.1	6%	841.8	27%
Other income (expense), net	(12.8)	(1%)	(13.6)	(1%)	(36.3)	(1%)	(29.2)	(1%)
Income before income taxes	91.1	7%	403.1	25%	124.8	5%	812.6	26%
Provision for income taxes	10.1	1%	129.2	8%	4.8	0%	269.7	9%
Net income	$81.0	7%	$273.9	17%	$120.0	5%	$542.9	17%

Revenue Mix by Channel.

	Three months ended					Six months ended
	June 28, 2015	% of Total	June 29, 2014	% of Total	% Change	June 28, 2015	% of Total	June 29, 2014	% of Total	% Change
	(In millions, except percentages)
Commercial (1)	$755.7	61%	$1,099.7	67%	(31%)	$1,622.9	63%	$2,078.3	66%	(22%)
Retail	481.5	39%	534.3	33%	(10%)	946.5	37%	1,067.7	34%	(11%)
Total revenue	$1,237.2	100%	$1,634.0	100%	(24%)	$2,569.4	100%	$3,146.0	100%	(18%)

(1)	Commercial includes revenue from OEMs, system integrators, value-added resellers, direct sales and license and royalties.

The 24% decrease in our revenue for the three months ended June 28, 2015, compared to the three months ended June 29, 2014, reflected a 21% decline in the blended average selling price per gigabyte and a 6% decline in the number of gigabytes sold. Changes in our revenue by channel for the three months ended June 28, 2015, compared to the three months ended June 29, 2014 are as follows:

•	the decrease in our Commercial revenue was primarily related to lower sales of client SSD solutions and embedded products; and

•	the decrease in our Retail revenue was primarily related to lower sales of imaging and mobile cards.

The 18% decrease in our revenue for the six months ended June 28, 2015, compared to the six months ended June 29, 2014, reflected a 25% decline in the blended average selling price per gigabyte, partially offset by a 7% increase in the number of gigabytes sold. Changes in our revenue by channel for the six months ended June 28, 2015, compared to the six months ended June 29, 2014 are as follows:

•
the decrease in our Commercial revenue was primarily related to lower sales of client SSD solutions, removable products, and wafers and components, partially offset by higher sales of enterprise solutions which include an increase in product sales from the Fusion‑io, Inc., or Fusion‑io, acquisition completed in the third quarter of 2014; and

•	the decrease in our Retail revenue was primarily related to lower sales of imaging and mobile cards.

Our ten largest customers represented 44% and 47% of our total revenue in the three months ended June 28, 2015 and June 29, 2014, respectively. No customers exceeded 10% of our total revenue in the three months ended June 28, 2015 and one customer represented 17% of our total revenue in the three months ended June 29, 2014.

Our ten largest customers represented 45% and 48% of our total revenue in the six months ended June 28, 2015 and June 29, 2014, respectively. One customer exceeded 10% of our total revenue and represented 13% and 17% of our total revenue in the six months ended June 28, 2015 and June 29, 2014, respectively.

Revenue Mix by Category (1).

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Percent of revenue)
Embedded (2)	20%	19%	23%	20%
Removable (3)	44%	40%	41%	40%
Client SSD Solutions (4)	10%	21%	12%	22%
Enterprise Solutions (5)	14%	8%	14%	7%
Other (6)	11%	12%	11%	11%
Total revenue	100%	100%	100%	100%

(1)	Revenue by category is calculated based on analysis of the information we collect in our sales reporting processes. Percentages may not add to 100% due to rounding.

(2)	Embedded includes products that attach to a host system board.

(3)	Removable includes products such as cards, USB flash drives and audio/video players.

(4)	Client SSD Solutions includes SSDs used in client devices and associated software.

(5)	Enterprise Solutions includes SSDs, system solutions and software used in data center applications.

(6)	Other includes wafers, components, accessories and license and royalty.

The changes in our revenue by category for the three months ended June 28, 2015, compared to the three months ended June 29, 2014, were due primarily to the following:

•	Embedded revenue decreased 21%, due primarily to lower sales of iNAND, partially offset by higher sales of custom embedded products;

•	Removable revenue decreased 16%, due primarily to lower sales of imaging and mobile cards;

•	Client SSD Solutions revenue decreased 62%, as a significant client SSD program ended for us at a large customer;

•	Enterprise Solutions revenue increased 35%, driven by sales of products from the Fusion‑io acquisition completed in the third quarter of 2014; and

•	Other revenue decreased 28%, driven by lower sales of wafers and components.

The changes in our revenue by category for the six months ended June 28, 2015, compared to the six months ended June 29, 2014, were due primarily to the following:

•	Embedded revenue decreased 7%, due primarily to lower sales of iNAND, partially offset by higher sales of custom embedded products;

•	Removable revenue decreased 17%, due primarily to lower sales of imaging and mobile cards;

•	Client SSD Solutions revenue decreased 56%, as a significant client SSD program ended for us at a large customer;

•	Enterprise Solutions revenue increased 64%, in part due to the sales of products from the Fusion‑io acquisition completed in the third quarter of 2014; and

•	Other revenue decreased 22%, driven by lower sales of wafers and components.

Revenue Mix by Geography.

	Three months ended					Six months ended
	June 28, 2015	% of Total	June 29, 2014	% of Total	% Change	June 28, 2015	% of Total	June 29, 2014	% of Total	% Change
	(In millions, except percentages)
United States	$259.9	21%	$281.0	17%	(8%)	$530.7	21%	$496.0	16%	7%
Asia-Pacific	721.4	58%	1,094.2	67%	(34%)	1,522.5	59%	2,105.5	67%	(28%)
Europe, Middle East and Africa	192.9	16%	189.5	12%	2%	380.2	15%	380.4	12%	—%
Other foreign countries	63.0	5%	69.3	4%	(9%)	136.0	5%	164.1	5%	(17%)
Total revenue	$1,237.2	100%	$1,634.0	100%	(24%)	$2,569.4	100%	$3,146.0	100%	(18%)

The changes in our revenue by geography for the three months ended June 28, 2015, compared to the three months ended June 29, 2014, were due primarily to the following:

•	revenue in the U.S. decreased due primarily to lower sales of removable products;

•	revenue in Asia-Pacific decreased due to lower sales of client SSD solutions, embedded products, removable products, and wafers and components;

•	revenue in Europe, Middle East and Africa increased slightly due primarily to higher sales of enterprise solutions and client SSD solutions, partially offset by lower sales of removable products; and

•	revenue in other foreign countries decreased due primarily to lower sales of removable products.

The changes in our revenue by geography for the six months ended June 28, 2015, compared to the six months ended June 29, 2014, were due primarily to the following:

•	revenue in the U.S. increased due primarily to higher sales of enterprise solutions, partially offset by lower sales of removable products;

•	revenue in Asia-Pacific decreased due primarily to lower sales of client SSD solutions, removable products, wafers and components, and embedded products;

•	revenue in Europe, Middle East and Africa was flat due primarily to higher sales of enterprise solutions, offset by lower sales of removable products; and

•	revenue in other foreign countries decreased due primarily to lower sales of removable products and enterprise solutions.

Our revenue is designated based on the geographic location where the product is delivered, or in the case of license and royalty revenue, the location of the headquarters of the licensee, and therefore may not be indicative of the actual demand in those regions.

Gross Profit and Margin.

	Three months ended			Six months ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
	(In millions, except percentages)
Gross profit	$484.4	$759.7	(36%)	$1,029.4	$1,510.9	(32%)
Gross margin	39%	46%		40%	48%

The change in gross margin for the three months ended June 28, 2015, compared to the three months ended June 29, 2014, reflected a 21% decline in our blended average selling price, partially offset by a 10% decline in our blended average cost per gigabyte. Cost reduction in the second quarter of 2015 was derived primarily from captive memory and non-memory cost reductions, and a weaker Japanese yen, partially offset by higher inventory-related charges and higher usage of non-captive memory.

The change in gross margin for the six months ended June 28, 2015, compared to the six months ended June 29, 2014, reflected a 25% decline in our blended average selling price, partially offset by a 13% decline in our blended average cost per gigabyte. Cost reduction in the first half of 2015 was derived primarily from captive memory and non-memory cost reductions, and a weaker Japanese yen, partially offset by higher inventory-related charges and higher usage of non-captive memory.

Research and Development.

	Three months ended			Six months ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
	(In millions, except percentages)
Research and development	$218.4	$204.1	7%	$441.1	$402.9	9%
% of revenue	18%	12%		17%	13%

The increase in our research and development expense for the three months ended June 28, 2015, compared to the three months ended June 29, 2014, was due primarily to higher employee related costs of $11 million, engineering equipment of $3 million and facilities costs of $3 million, partially offset by lower product samples of $4 million. The higher employee related costs of $11 million includes an increase in salaries and benefits of $12 million and higher share-based compensation of $5 million, both primarily due to an increase in head count which in part related to the acquisition of Fusion‑io, partially offset by lower incentive compensation of $6 million.

The increase in our research and development expense for the six months ended June 28, 2015, compared to the six months ended June 29, 2014, was due primarily to higher employee related costs of $24 million, third-party engineering costs of $8 million, facilities costs of $6 million and engineering equipment of $6 million, partially offset by lower product samples of $7 million. The higher employee related costs of $24 million includes an increase in salaries and benefits of $25 million and higher share-based compensation of $10 million, both primarily due to an increase in head count which in part related to the acquisition of Fusion‑io, partially offset by lower incentive compensation of $11 million.

Sales and Marketing.

	Three months ended			Six months ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
	(In millions, except percentages)
Sales and marketing	$96.7	$83.4	16%	$198.5	$160.4	24%
% of revenue	8%	5%		8%	5%

The increase in our sales and marketing expense for the three months ended June 28, 2015, compared to the three months ended June 29, 2014, was due primarily to higher employee-related costs of $14 million. The higher employee related costs of $14 million includes an increase in salaries and benefits of $14 million and higher share-based compensation of $3 million, both primarily due to an increase in head count which in part related to the acquisition of Fusion‑io, partially offset by lower incentive compensation of $2 million.

The increase in our sales and marketing expense for the six months ended June 28, 2015, compared to the six months ended June 29, 2014, was due primarily to higher employee-related costs of $35 million. The higher employee related costs of $35 million includes an increase in salaries and benefits of $31 million and higher share-based compensation of $6 million, both primarily due to an increase in head count which in part related to the acquisition of Fusion‑io, partially offset by lower incentive compensation of $4 million.

General and Administrative.

	Three months ended			Six months ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
	(In millions, except percentages)
General and administrative	$42.0	$54.1	(22%)	$90.0	$102.8	(12%)
% of revenue	3%	3%		4%	3%

The decrease in our general and administrative expense for the three months ended June 28, 2015, compared to the three months ended June 29, 2014, was due primarily to lower legal costs of $7 million and outside services of $3 million.

The decrease in our general and administrative expense for the six months ended June 28, 2015, compared to the six months ended June 29, 2014, was due primarily to lower legal costs of $11 million and outside services of $3 million.

Amortization of Acquisition-related Intangible Assets.

	Three months ended			Six months ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$13.7	$1.4	**	$27.4	$3.0	**
% of revenue	1%	—%		1%	—%

**	Amount not meaningful

The increase in amortization of acquisition-related intangible assets for the three and six months ended June 28, 2015, compared to the three and six months ended June 29, 2014, was due to the acquisition of Fusion‑io completed in the third quarter of 2014.

Impairment of Acquisition-related Intangible Assets.

	Three months ended			Six months ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
	(In millions, except percentages)
Impairment of acquisition-related intangible assets	$—	$—	**	$61.0	$—	**
% of revenue	—%	—%		2%	—%

**	Amount not meaningful

Impairment of acquisition-related intangible assets for the six months ended June 28, 2015 related to an IPR&D project from the acquisition of Fusion‑io which was impaired in the first quarter of 2015. The project was cancelled and resources were redirected towards the next-generation PCIe and converged enterprise platform. See Note 6, “Goodwill and Intangible Assets,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Restructuring and Other.

	Three months ended			Six months ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
	(In millions, except percentages)
Restructuring and other	$9.7	$—	**	$50.3	$—	**
% of revenue	1%	—%		2%	—%

**	Amount not meaningful

Restructuring and other expense for the three months ended June 28, 2015 primarily included charges and adjustments related to the 2015 Restructuring Plan and adjustments related to the restructuring plan initiated in 2014 (the “2014 Restructuring Plan”).

Restructuring and other expense for the six months ended June 28, 2015 primarily included legal settlements as well as charges and adjustments related to the 2015 Restructuring Plan and the 2014 Restructuring Plan.

See Note 10, “Restructuring and Other,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Other Income (Expense), net.

	Three months ended			Six months ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
	(In millions, except percentages)
Interest income	$8.6	$15.7	(45%)	$19.6	$29.0	(32%)
Interest expense	(29.5)	(28.1)	5%	(58.5)	(56.0)	4%
Other income (expense), net	8.1	(1.2)	**	2.6	(2.2)	**
Total other income (expense), net	$(12.8)	$(13.6)	(6%)	$(36.3)	$(29.2)	24%

**	Amount not meaningful

“Total other income (expense), net” for the three months ended June 28, 2015 reflected a lower net expense, compared to the three months ended June 29, 2014, due primarily to income from other income (expense), net which was primarily related to foreign exchange gains, net gains on investments in privately-held companies and income from our equity-method investments in Flash Ventures. Interest income decreased due to lower balances of cash and cash equivalents, and short and long-term marketable securities balances. Interest expense increased due to interest accretion on our convertible debt.

“Total other income (expense), net” for the six months ended June 28, 2015 reflected a higher net expense, compared to the six months ended June 29, 2014, due primarily to lower interest income related to lower cash balances of cash and cash equivalents, and short and long-term marketable securities balances. Other income (expense), net increased due primarily to foreign exchange gains and net gains on investments in privately-held companies. Interest expense increased due to interest accretion on our convertible debt.

Provision for Income Taxes.

	Three months ended			Six months ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
	(In millions, except percentages)
Provision for income taxes	$10.1	$129.2	(92)%	$4.8	$269.7	(98%)
Tax rate	11.1%	32.0%		3.8%	33.2%

The provision for income taxes for the three and six months ended June 28, 2015 prior to discrete items differs from the U.S. statutory tax rate of 35% due primarily to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to our Chinese, Irish, Israeli, Japanese and Malaysian entities. Earnings in these countries where tax rates are lower than the U.S. notional rate contributed to the majority of the difference between the rate of our tax provision and the U.S. statutory tax rate. The lower effective tax rate for the three and six months ended June 28, 2015, compared to the same period in 2014, is primarily attributable to benefits of $17 million and $37 million, respectively, recorded as a result of tax audit settlements. As of June 28, 2015, we believe that most of our deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

As of June 28, 2015, we have not made a provision for U.S. income taxes or foreign withholding taxes on $1.3 billion of undistributed earnings of foreign subsidiaries as we intend to indefinitely reinvest these earnings outside the U.S. to fund our international capital expenditures and operating requirements. We determined that it is not practicable to calculate the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by any available foreign tax credits.

Unrecognized tax benefits were $92 million and $125 million as of June 28, 2015 and December 28, 2014, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $71 million at June 28, 2015. Income tax expense for the three and six months ended June 28, 2015 included a benefit from a reversal of interest and penalties of $6 million and $9 million, respectively. Interest and penalties included in income tax expense for each of the three and six months ended June 29, 2014 were immaterial. It is reasonably possible that the unrecognized tax benefits could decrease by approximately $11 million within the next 12 months as a result of the expiration of statutes of limitations and potential settlements of tax authority examinations. We are currently under audit by several tax authorities in which the timing of the resolution and/or closure of these audits is highly uncertain. Therefore it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing as of June 28, 2015.

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. During the six months ended June 28, 2015, we received and signed the closing agreement with the Internal Revenue Service, or IRS related to the examination of our federal income tax returns for 2009 through 2011, and finalized audits for certain periods with the California Franchise Tax Board and other various states’ tax authorities. We are currently under audit by various state and international tax authorities. We cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not materially harm our financial position, results of operations or liquidity.

We have tax holidays in Malaysia that begin to expire in December 2028. The impact of the tax holidays was immaterial to all periods presented.

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In millions, except per share amounts)
Net income	$81.0	$274.0	$120.0	$542.9
Share-based compensation	44.4	34.5	85.8	64.5
Amortization of acquisition-related intangible assets	42.5	21.0	81.0	42.3
Impairment of acquisition-related intangible assets	—	—	61.0	—
Convertible debt interest	22.6	21.1	44.7	42.1
Income tax adjustments	(54.0)	(21.9)	(122.4)	(33.1)
Non-GAAP net income	$136.5	$328.7	$270.1	$658.7

Diluted net income per share	$0.38	$1.14	$0.55	$2.28
Share-based compensation	0.22	0.16	0.41	0.31
Amortization of acquisition-related intangible assets	0.21	0.10	0.39	0.20
Impairment of acquisition-related intangible assets	—	—	0.30	—
Convertible debt interest	0.11	0.10	0.21	0.20
Income tax adjustments	(0.26)	(0.09)	(0.59)	(0.15)
Non-GAAP diluted net income per share	$0.66	$1.41	$1.27	$2.84

Reconciliation of Diluted Shares.

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In millions)
GAAP diluted shares	212.7	240.8	218.5	238.5
Adjustment for share-based compensation	0.1	0.3	0.1	0.3
Offsetting shares from call option	(4.7)	(8.3)	(6.2)	(7.2)
Non-GAAP diluted shares	208.1	232.8	212.4	231.6

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

•
Amortization and Impairment of Acquisition-related Intangible Assets. We incur amortization and, occasionally, impair intangible assets in connection with acquisitions. Since we do not acquire businesses on a predictable cycle, we exclude these items in order to provide investors and others with a consistent basis for comparison across accounting periods.

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

Limitations of Relying on Non-GAAP Financial Measures. We have incurred, and will incur in the future, many of the costs that we exclude from the non-GAAP measures, including share-based compensation expense, inventory step-up expense, impairment of goodwill and acquisition-related intangible assets, amortization of acquisition-related intangible assets, non-cash economic interest expense associated with our convertible debt and related tax adjustments. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results. These non-GAAP measures may be different than the non-GAAP measures used by other companies.

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	Six months ended
	June 28, 2015	June 29, 2014
	(In millions)
Net cash provided by operating activities	$337.7	$622.9
Net cash provided by (used in) investing activities	658.9	(383.2)
Net cash used in financing activities	(1,118.6)	(342.3)
Effect of changes in foreign currency exchange rates on cash	(1.2)	1.4
Net decrease in cash and cash equivalents	$(123.2)	$(101.2)

Operating Activities. Cash provided by operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was lower in the first half of 2015 than in the first half of 2014 by $285 million, primarily due to lower net income of $423 million, partially offset by a benefit of higher non-cash adjustments related to operating activities of $127 million and lower cash used for operating assets and liabilities of $11 million.

The changes in operating assets and liabilities for the six months ended June 28, 2015 were a use of cash of $221 million and comprised of the following:

•	cash flow from accounts receivable was a source of cash, due primarily to the timing of collections from our customers;

•	cash flow from inventory was a use of cash, due primarily to growth in inventory balances to better support customer service levels and lower year over year revenue;

•	cash flow from other assets was a use of cash, due primarily to prepaid tax payments;

•	cash flow from accounts payable trade was a use of cash, due primarily to the timing of invoices from, and payments to, trade vendors;

•	cash flow from accounts payable from related parties was a small source of cash; and

•	cash flow from other liabilities was a use of cash, due primarily to the payment of 2014 incentive compensation and lower taxes payable.

Investing Activities. Net cash provided by investing activities in first half of 2015, compared to the net cash used by investing activities in the first half of 2014, resulted primarily from net proceeds from short and long-term marketable securities of $856 million in the first half of 2015, compared to net usage of $305 million for short and long-term marketable securities in the first half of 2014. In addition, investing activities included $115 million of higher cash usage for acquisition of property and equipment, net in the first half of 2015 as compared with the first half of 2014.

Financing Activities. Net cash used in financing activities in first half of 2015 was primarily related to share repurchases of $1.0 billion, shares withheld to settle employee tax obligations due upon the vesting of restricted stock units of $37 million and dividends paid of $127 million, partially offset by cash received from employee stock programs of $36 million. Net cash used in financing activities in first half of 2014 was primarily related to share repurchases of $341 million, shares withheld to settle employee tax obligations due upon the vesting of restricted stock units of $30 million and dividends paid of $102 million, partially offset by cash received from employee stock programs of $104 million.

Liquid Assets. As of June 28, 2015, we had cash, cash equivalents and short-term marketable securities of $1.8 billion. We had $2.2 billion of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining maturity of each marketable security being greater than one year.

Short-Term Liquidity. As of June 28, 2015, our working capital balance was $1.6 billion. During 2015, we expect our total capital investment to be approximately $1.4 billion, including our net capital investments in Flash Ventures and our investment in non-fab property and equipment. We expect these 2015 investments to be funded by our cash of approximately $500 million and by Flash Ventures’ working capital and equipment leases of approximately $900 million. For the six months ended June 28, 2015, total capital investments were $709 million, of which $190 million was funded by our cash and the remainder was funded by Flash Ventures’ working capital and equipment leases.

The conversion provision of the 1.5% Notes due 2017 allows the holders the option to convert their notes during a calendar quarter if our stock price exceeds 130% of the conversion price of the 1.5% Notes due 2017 for at least 20 trading days during the last 30 consecutive trading days of the previous calendar quarter. As of our second quarter ended on June 28, 2015, the 1.5% Notes due 2017 were classified as a current liability and deemed convertible at the holders’ option through June 30, 2015. The 1.5% Notes due 2017 were convertible at the holders’ option through June 30, 2015 as the last reported sales price of our stock exceeded 130% of the conversion price for more than 20 days in a period of 30 consecutive trading days prior to March 31, 2015. Accordingly, the carrying value of the 1.5% Notes due 2017 was classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the equity component of $104.7 million of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on our Condensed Consolidated Balance Sheet as of June 28, 2015. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Based upon the calculation for the calendar quarter ending June 30, 2015, the 1.5% Notes due 2017 will not be convertible at the holders’ option for the calendar quarter ending September 30, 2015. Upon conversion of any of the 1.5% Notes due 2017, we will deliver cash up to the principal amount of the 1.5% Notes due 2017 and shares of our common stock (plus cash in lieu of any fractional shares of common stock) with respect to any conversion value greater than the principal amount of the 1.5% Notes due 2017. Based on the last closing price of the quarter ended June 28, 2015 of $62.12 for our common stock, if all of the 1.5% Notes due 2017 then outstanding were converted, 3.5 million shares would be distributed to the holders. During the three and six months ended June 28, 2015, $68 thousand aggregate principal amount of the 1.5% Notes due 2017 (“Converted Notes”) was converted at the holders’ option. Upon conversion of the Converted Notes, we delivered cash of $68 thousand and 505 shares of our common stock with respect to any conversion value greater than the principal amount of the Converted Notes. Cumulatively through June 28, 2015, we had received 27,124 shares of our common stock from the exercise of a portion of the convertible bond hedge related to the conversion of $3 million aggregate principal amount of the 1.5% Notes due 2017. Subsequent to June 28, 2015, one additional conversion notice was received for a total of $5 thousand on June 30, 2015, for which conversion is expected to be completed in the third quarter of 2015.

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

On July 20, 2015, our Board of Directors declared a dividend of $0.30 per share for holders of record as of August 3, 2015. We expect to pay approximately $61 million to these holders of record on August 25, 2015. We expect to continue to pay quarterly dividends subject to declaration by our Board of Directors.

Our short-term liquidity is impacted in part by compliance with covenants in the outstanding Flash Ventures’ master lease agreements. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of June 28, 2015, our stockholders’ equity of $5.62 billion was in compliance with the related covenant under Flash Ventures’ master lease agreements. If our stockholders’ equity were to fall below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under its master lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of our guarantee obligations under the master lease agreements. As of June 28, 2015, the total amount of our guarantee obligation of Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was approximately $636 million based upon the exchange rate at June 28, 2015.

As of June 28, 2015, the amount of cash and cash equivalents and short and long-term marketable securities held by non-U.S. subsidiaries was $913 million. Of the $913 million held by our non-U.S. subsidiaries, approximately $785 million was available for use in the U.S. without incurring additional income taxes in excess of the tax amounts already accrued in our Condensed Consolidated Financial Statements as of June 28, 2015. The remaining amount of non-U.S. cash and cash equivalents and short and long-term marketable securities has been indefinitely reinvested.

As of June 28, 2015, we had not made a provision for U.S. income taxes or foreign withholding taxes on $1.3 billion of undistributed earnings of foreign subsidiaries as we intend to indefinitely reinvest these earnings outside the U.S. to fund our international capital expenditures and operating requirements. We determined that it is not practicable to calculate the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by any available foreign tax credits.

In January 2015, our Board of Directors increased the existing stock repurchase program by an additional $2.5 billion for share repurchases. Of the aggregate $6.3 billion authorized for share repurchases by our Board of Directors from the fourth quarter of 2011 through June 28, 2015, approximately $2.1 billion remained available for share repurchases as of June 28, 2015. Since the fourth quarter of 2011 through June 28, 2015, we have spent an aggregate $4.1 billion to repurchase 58.4 million shares at an average stock price of $70.64 per share. Included in the aggregate repurchase activity are 13.0 million shares that were repurchased at an average stock price of $76.63 per share for an aggregate amount of $1.0 billion during the six months ended June 28, 2015. In addition to repurchases under our stock repurchase program, during the six months ended June 28, 2015, we spent $37 million to settle employee tax withholding obligations due upon the vesting of restricted stock units and withheld an equivalent value of shares from the shares provided to the employees upon vesting. We currently plan to continue share repurchases in the second half of 2015. The stock repurchase program does not obligate us to repurchase any particular amount of common stock during any period, and the program may be modified or suspended at any time at our discretion.

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

Financing Arrangements. As of June 28, 2015, we had $997 million aggregate principal amount of our 1.5% Notes due 2017 and $1.5 billion aggregate principal amount of our 0.5% Notes due 2020 outstanding. See Note 7, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10‑Q.

1.5% Notes due 2017. Concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties initially agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends paid through June 28, 2015, the counterparties have agreed to sell to us up to approximately 19.6 million shares of our common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $50.94 per share as of June 28, 2015. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. In connection with the conversion of $3 million aggregate principal amount of the 1.5% Notes due 2017 through June 28, 2015 as described in “Short-Term Liquidity” above, we received 27,124 shares of our common stock from the exercise of a portion of the convertible bond hedge.

In addition, concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire up to approximately 19.1 million shares of our common stock at an exercise price of $73.3250 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends paid through June 28, 2015, holders of the warrants may acquire up to approximately 19.6 million shares of our common stock at a strike price of $71.3109 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of June 28, 2015, the warrants had not been exercised and remain outstanding.

0.5% Notes due 2020. Concurrent with the issuance of the 0.5% Notes due 2020, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 16.3 million shares of our common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends in excess of $0.225 per share paid through June 28, 2015, the counterparties have agreed to sell to us up to approximately 16.3 million shares of our common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $91.85 per share. This convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day that none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. As of June 28, 2015, we had not purchased any shares under this convertible bond hedge agreement.

In addition, concurrent with the issuance of the 0.5% Notes due 2020, we sold warrants to acquire up to approximately 16.3 million shares of our common stock at an exercise price of $122.9220 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends in excess of $0.225 per share paid through June 28, 2015, holders of the warrants may acquire up to approximately 16.3 million shares of our common stock at a strike price of $122.4699 per share. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021, and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of June 28, 2015, the warrants had not been exercised and remain outstanding.

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

From time-to-time, we and Toshiba mutually approve the purchase of equipment for Flash Ventures in order to convert to new process technologies or add wafer capacity. Flash Partners’ share of Fab 3 and Flash Alliance’s share of Fab 4 have been previously equipped to full wafer capacity. Fab 5, which is primarily occupied by Flash Forward, was built in two phases. Phase 1 of Fab 5 is fully equipped. Phase 2 of Fab 5 is partially equipped. Phase 2 is being used for technology transition of the existing Flash Ventures wafer capacity to 1Y‑nanometer and 15‑nanometer technology nodes, wafer capacity expansion and the addition of a 3D NAND pilot line in the second half of 2015. An expansion of approximately 5% of Flash Ventures wafer capacity was completed in Fab 5 during the second quarter of 2015. To date, we have invested in approximately 50% of Flash Forward’s equipment, and the output has been shared equally between us and Toshiba. In 2014, we entered into a non-binding memorandum of understanding with Toshiba related to the construction and operation of Toshiba’s “New Fab 2” fabrication facility, which is primarily intended to provide space to convert Flash Ventures’ current 2D NAND capacity to 3D NAND, with expected readiness for production in 2016.

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

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba jointly guarantee, on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantees as of June 28, 2015 were $636 million based upon the exchange rate at June 28, 2015.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at June 28, 2015 and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 13, “Commitments, Contingencies and Guarantees,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is to the Japanese yen in which we purchase substantially all of our NAND flash wafers and incur research and development expenditures. In addition, we also have significant costs denominated in the Chinese renminbi, the Israeli new shekel and the Malaysian ringgit, and we have revenue denominated in the European euro, the British pound, the Japanese yen, the Chinese renminbi and the Canadian dollar. We do not enter into derivatives for speculative or trading purposes. We generally use foreign currency forward contracts to mitigate transaction gains and losses generated by certain monetary assets, liabilities and net investments denominated in currencies other than the U.S. dollar. From time-to-time, we use foreign currency forward contracts to partially hedge our future Japanese yen requirements for NAND flash wafers. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated other comprehensive income, or AOCI, and subsequently reclassified into cost of revenue in the same period or periods in which the cost of revenue is recognized. The use of such hedging activities may not offset any, or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. See Note 4, “Derivatives and Hedging Activities,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Our captive flash memory costs, which are included in cost of revenue, are denominated in Japanese yen. Our cost of revenue in any given quarter generally reflects wafer purchases that were made in the previous quarter, and is impacted by hedging decisions we may make from time to time, including entering into forward contracts or other instruments to hedge our future Japanese yen purchase rate. Based on wafer and Japanese yen purchases made in the second quarter of 2015, changes in the Japanese yen to U.S. dollar exchange rate after June 28, 2015 are not expected to have a material impact on our cost of revenue in the third quarter of 2015. We expect the average rate of the Japanese yen to the U.S. dollar for the third quarter of 2015 for the wafer portion of our cost of revenue to be approximately 120 Japanese yen to the U.S. dollar in comparison to a rate of approximately 117 Japanese yen to the U.S. dollar in our second quarter of 2015. As of June 28, 2015, none of our expected Japanese yen denominated wafer purchases for the remainder of 2015 have been hedged. See Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk” for more information about our foreign currency forward contracts.

For a discussion of foreign operating risks and foreign currency risks, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk” and Part II, Item 1A, “Risk Factors.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and operating results is based upon the Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate estimates, including those related to customer programs and incentives, IP claims, product returns, allowance for doubtful accounts, inventory valuation and related reserves, valuation and impairments of marketable securities and investments, impairments of goodwill and long-lived assets, income taxes, warranty obligations, restructurings, contingencies, share-based compensation and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

There were no significant changes to our critical accounting policies during the six months ended June 28, 2015. For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K filed with the SEC on February 10, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of June 28, 2015 and December 28, 2014, a hypothetical 50 basis point increase in interest rates would have resulted in an approximate $22 million decline (less than 0.7%) and an approximate $28 million decline (less than 0.7%), respectively, of the fair value of our available-for-sale debt securities.

Foreign Currency Risk. The majority of our revenue is transacted in the U.S. dollar, with some revenue transacted in the European euro, the British pound, the Japanese yen, the Chinese renminbi and the Canadian dollar. Our captive flash memory costs, which are included in cost of revenue, are denominated in Japanese yen. We also have some cost of revenue denominated in the Chinese renminbi and the Malaysian ringgit. The majority of our operating expenses are denominated in the U.S. dollar; however, we have expenses denominated in Japanese yen, the Chinese renminbi, the Israeli new shekel and numerous other currencies. On the balance sheet, we have numerous foreign currency denominated monetary assets and liabilities, with the largest monetary exposure in Japanese yen related to our transactions with Flash Ventures.

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

We may also use foreign exchange forward contracts to partially hedge Japanese yen denominated equity method investments. These contracts are designated as net investment hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in AOCI. Cumulative gains and losses including forward points associated with foreign exchange forward contracts designated as net investment hedges would be reclassified to other income (expense) from AOCI upon sale or substantial liquidation of the foreign equity method investments.

As of June 28, 2015, we had foreign exchange forward contracts in place that amounted to a net purchase in U.S. dollar-equivalents of $50 million in foreign currencies to hedge our foreign currency denominated monetary net liability position. The notional amount and unrealized loss of our outstanding foreign exchange forward contracts that are non-designated derivative instruments as of June 28, 2015, based upon the exchange rate at June 28, 2015, are shown in the table below. In addition, this table shows the change in fair value of these contracts assuming a hypothetical adverse foreign currency exchange rate movement of 10%. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss)	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Non-designated derivative instruments to hedge monetary assets and liabilities:
Forward contracts sold	$(114.1)	$0.5	$4.3
Forward contracts purchased	163.9	(1.0)	(14.9)
Total	$49.8	$(0.5)	$(10.6)

Based upon the foreign exchange forward contracts outstanding as of June 28, 2015 and December 28, 2014, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a change in fair value of ($10.6) million and $0.1 million, respectively.

As of June 28, 2015, we had foreign exchange forward contracts to sell Japanese yen that are designated as net investment hedges. As of June 28, 2015, the maturities of these contracts were two months or less. The notional amount and unrealized gain of our outstanding foreign exchange forward contracts that are designated as net investment hedges as of June 28, 2015, based upon the exchange rate at June 28, 2015, are shown in the table below. In addition, this table shows the change in fair value of these net investment hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10% as of June 28, 2015.

	Notional Amount	Unrealized Gain	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Net investment hedges to sell Japanese yen	$(161.2)	$5.6	$(5.7)

Based upon the net investment hedges outstanding as of June 28, 2015, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a change in fair value of ($5.7) million. We had no net investment hedges as of December 28, 2014.

Based upon the cash flow hedges outstanding as of December 28, 2014, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a change in fair value of ($10.9) million. We had no cash flow hedges as of June 28, 2015.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our non-operating results. As of June 28, 2015, we did not have any foreign exchange forward contracts with European banks and we did not have any European sovereign debt. We manage our investments and foreign exchange contracts to limit our exposure to any one issuer or bank.

All of the potential changes noted above as of June 28, 2015 and December 28, 2014 are based on sensitivity analyses performed on our financial position as of June 28, 2015 and December 28, 2014, respectively. Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 28, 2015. Based on their evaluation as of June 28, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10‑Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a‑15(f)) during the three months ended June 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 15, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.    Risk Factors

The following description of the risk factors associated with our business includes material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10‑Q for the quarter ended March 29, 2015 filed with the SEC on April 30, 2015.

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

•
potential delays in product development or lack of customer acceptance and qualification of our solutions, including on new technologies, particularly our enterprise solutions, client SSDs and embedded flash storage solutions;

•	weakness in demand for one or more of our product categories, such as SSDs, including enterprise solutions and client SSDs, or embedded products, or adverse changes in our product or customer mix;

•
inability to develop, or unexpected difficulties or delays in developing or ramping with acceptable yields, new technologies such as 15‑nanometer (which we also refer to as 1Z‑nanometer) process technologies, X3 NAND memory architecture, 3D NAND technology, 3D ReRAM or other advanced technologies, or the failure of these new technologies to effectively compete with those of our competitors;

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

•
errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third‑party suppliers, our firmware and software;

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

If we are unable to reduce our product costs to keep pace with reductions in average selling prices, our gross margin may be harmed. Because of the historical and expected future declines in the price of NAND flash memory, we need to reduce our product costs in order to maintain adequate gross margin. Our ability to reduce our cost per gigabyte of memory produced primarily depends on technology transitions and the improvement of manufacturing efficiency, including manufacturing yields. If our technology transitions (for example, the production ramp of NAND technology on the 15‑nanometer process node) take longer or are more costly to complete than anticipated, our flash memory costs may not remain competitive with other NAND flash memory producers, which would harm our gross margin and financial results. Furthermore, as 2D NAND approaches scaling limits, the inherent physical technology limitations of NAND flash technology are resulting in more costly technology transitions than we have experienced in the past, particularly with respect to required capital expenditures, which reduces the cost benefits of technology transitions and could limit our ability to keep pace with reductions in average selling prices. Manufacturing yields are a function of both design and manufacturing process technology, and yields may also be impacted by equipment malfunctions, fabrication facility accidents or human error. Any new manufacturing node may be more susceptible to manufacturing yield issues. Manufacturing yield issues may not be identified during the development or production process or solved until an actual product is manufactured and tested, further increasing our costs. If we are unable to improve manufacturing yields or other manufacturing efficiencies, our gross margin and results of operations would be harmed. In addition, our products contain materials other than flash memory and require product level assembly and test. As our product portfolio has evolved to include an increasing mix of complex products, the proportion of our product costs attributable to materials other than flash memory has increased. If we are unable to reduce the cost of these materials or manufacturing, our gross margin and results of operations would be harmed. In addition, as 2D NAND technology reaches its limits of cost‑effective technology scaling, our successful development of 3D NAND and alternative technologies, such as 3D ReRAM, is crucial to continue the cost reductions necessary to maintain adequate gross margin. Pilot production of our 3D NAND is expected to begin in the second half of 2015. We expect 3D NAND product sales to begin in 2016. Our failure to develop 3D NAND or other alternative technologies in a timely or effective manner, or at all, or the failure of these technologies to effectively compete with those of our competitors, could harm our revenue, gross margin and results of operations.

Our captive NAND flash memory manufacturing capacity requires significant investments by us, and our reliance on and investments in captive NAND flash memory manufacturing capacity limit our ability to respond to industry fluctuations in supply and demand. The semiconductor industry, and the NAND flash memory industry in particular, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Because we rely on our significant investments in Flash Ventures as a captive source of substantially all of our NAND flash memory supply, we are limited in our ability to react or adjust our cost structure and technology mix in response to these cyclical fluctuations.

Growth in our captive memory supply comes from investments in technology transitions, productivity improvements and new capacity at Flash Ventures. These investment decisions require significant planning and lead-time before an increase in supply can be realized, and are further determined by factors such as the timing, rate and type of investment by us and Toshiba, our partner in Flash Ventures, agreement between us and Toshiba as to these matters, our evaluation of the potential return on investment of the addition of new capacity, particularly in light of the timing, cost and availability of next generation technology, our profitability, our estimation of market demand and our liquidity position. A failure to accurately forecast demand for our products or industry capacity could cause us to over-invest or under-invest in technology transitions or the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. In the past, we have recorded charges for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. On the other hand, if we or Toshiba under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect or we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply of the right type of memory or at all to meet demand on a timely and cost effective basis and we may lose opportunities for revenue and market share as a result, which would harm our ability to grow or maintain revenue. In such cases, we may have only a limited ability to satisfy our supply needs from non-captive supply sources and may not be able to obtain the right mix of non-captive product that meets our requirements within an adequate lead time or at a cost that allows us to generate an adequate gross margin, which may cause us to lose sales, market share and profits. Prolonged inability to meet customer demand could also cause us to lose revenue opportunities with both existing and potential customers beyond the duration of any given supply shortage. In addition, the future transition to 3D NAND will require a significantly greater amount of equipment and, correspondingly, require additional cleanroom space to house the new equipment necessary for the transition without reducing wafer capacity. If we do not have adequate existing cleanroom space, we would need to reduce our wafer capacity or invest in new facilities to provide additional cleanroom space to fully implement the transition to 3D NAND, which may increase our capital requirements and could adversely impact our supply of captive NAND flash memory and financial results. Although we have entered into a non-binding memorandum of understanding with Toshiba to jointly invest in a new wafer fabrication facility in connection with the transition to 3D NAND, there is no certainty as to when we will enter into definitive agreements for the facility, if at all.

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

The future growth of our business depends on the development and performance of new and existing markets for flash memory, including the SSD markets, which includes enterprise solutions and client SSDs, and on our ability to penetrate, maintain or improve our position in these markets. Historically, removable flash memory imaging cards and USB drives, both sold primarily through the retail channel, provided the majority of our revenue. As growth in these retail products slowed, we increased sales of embedded NAND flash memory and cards for devices such as mobile phones, tablets and other mobile devices. More recently, we have relied on SSD products to generate a significant portion of our revenue growth. Our future growth is dependent on the development of new markets, new applications and new products for NAND flash memory, on the continued use of NAND flash memory in existing markets and on our ability to penetrate, maintain or improve our position in such markets. There can be no assurance that the use of NAND flash memory in existing markets and products will continue or grow fast enough, or at all, that we will be able to maintain or improve our position in existing markets, or that new markets such as enterprise storage solutions will adopt NAND flash technologies in general or our products in particular, to enable us to grow.

We believe that, over the next several years, the largest growth areas for NAND flash will be SSDs and related high-value solutions, whereas the mobile market for NAND flash is expected to grow at a slower rate than in the past, and the retail market for NAND flash is expected to modestly decline. We will continue to make significant investments in the development of hardware and software solutions for the enterprise datacenter and for client SSDs. However, our ability to succeed in the SSD or related high-value solutions markets is subject to various risks and uncertainties, including, among other things:

•
we may be unable to successfully develop or qualify solutions, on a timely basis or at all, that meet our customers’ requirements or are well matched to market demand, and even if we do, we cannot guarantee that customers will adopt our solutions;

•
designing and qualifying products in the market for SSDs or related high-value solutions requires significant investments and customization, which results in long development cycles and increased costs;

•
the complexity and longer development cycles required for high-value solutions increase the risk of development delays that can result in missing customer qualification cycles and other market opportunities;

•
due to longer customer product cycles and end-of-life product support requirements in SSDs and related high-value solutions, we may be unable to transition customers to our leading-edge products in a timely manner, or at all, which would prevent us from achieving the full cost advantage of new technology transitions, we may be unable to adequately supply products that utilize older memory technology nodes, or, in supplying the older memory technology nodes to customers for high-value solutions, we may not have sufficient supply of the newer memory technology nodes to meet the demand requirements of other customers;

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

If we are unable to successfully develop, qualify and sell SSDs, including enterprise solutions and client SSDs, and related high-value solutions, we could lose sales and corresponding profit opportunities, which would harm our operating results and financial condition.

Our revenue depends in large part on our ability to achieve design wins or sufficient sales volume with customers in our commercial channel and the success of these customers. Our primary products sold in the commercial channel include cards for mobile devices, embedded memory products, and SSDs for the notebook, storage and server markets. Our revenue from these products is primarily dependent upon these products meeting customers’ specifications and the achievement of design wins with OEMs, hyperscale data centers and other customers in our commercial channel. Even if our products meet customer specifications, our sales to these customers are dependent upon the customers choosing our products over those of our competitors and purchasing our products in sufficient volume, our ability to supply our products in sufficient quantity and in a timely manner and, with respect to OEM partners, the OEMs’ ability to create, market and sell successfully products containing our solutions. In addition, direct sales of our products may compete with products sold by our OEM partners, which may affect the commitment of our OEM partners to sell our products. If our OEM partners are not successful in selling their current or future products in sufficient volume or in a timely manner, our customers do not purchase or use our products in the volumes and within the timeframes that we anticipate, or at all, or we are not be able to produce our products in sufficient quantity or quality, our revenue, operating results and financial condition could be harmed.

Sales to a small number of customers represent a significant portion of our revenue, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenue and operating results could suffer. Our ten largest customers represented 44% and 45% of our revenue in the three and six months ended June 28, 2015, respectively. One customer accounted for 13% of our revenue in the six months ended June 28, 2015. The composition of our major customer base has changed over time, including shifts between commercial and retail-based customers, and there have been changes in the market share concentration among our customers. Many of our commercial customers purchase more than one product category from us. We expect fluctuations in our customer and licensee base and the mix of our revenue by customer and licensee to continue as markets and strategies evolve, which could make our revenue less predictable from period-to-period. Our sales are generally made from standard purchase orders and short-term commitments rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time with limited notice or penalty. If we were to lose one or more of our major customers or experience any material reduction in orders from, or a material shift in product mix by, any of these customers, or if we were to lose one or more of our licensees or any of our licensees were to materially reduce their sales of licensed products, our revenue and operating results could suffer.

Our solutions rely on sophisticated firmware that is complex and costly to develop and may require frequent product updates. Our embedded, client SSD and enterprise solutions increasingly depend on sophisticated firmware that may require significant customization for customers in our commercial channel. The development of sophisticated, complex or customized firmware is lengthy and requires significant resources, which increases our costs and time to market. We may be required to develop or update firmware for our solutions, including due to changes in customer specifications, changes in industry standards or new product introductions, which would result in increased costs. Furthermore, our failure to develop or update firmware in a timely manner, or at all, may result in reduced demand from our customers, notwithstanding the long design, qualification and test cycles we have undertaken as part of our sales process for a solution, which may harm our results of operations.

We sell our enterprise solutions to a limited number of OEM customers that have long design, qualification and sales processes, and we expect growing demand from hyperscale customers that may be difficult to forecast. The enterprise storage market is comprised of a relatively limited number of OEM customers, with long design, qualification and test cycles prior to sales. OEM customers in the enterprise storage market may also require us to customize our products, which could further lengthen the product design, qualification, manufacturing and sales process. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any customer orders on the timelines or in the quantities we expect. These lengthy and uncertain processes also make it difficult for us to forecast demand and timing of customer orders. Moreover, we start manufacturing our products and placing orders for materials and components based on non-binding forecasts that our OEM customers provide to us, further increasing our inventory exposure when actual sales vary from the OEM customer’s forecasts. The difficulty in forecasting demand and the customized nature of our products for certain OEMs make it difficult to anticipate our inventory requirements, which may cause us to over-purchase materials and components or over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Furthermore, due to longer customer product cycles, we may not be able to transition customers to our leading edge products, which would prevent us from benefitting from the technology transitions that enable cost reductions, which may harm our gross margin. When we acquire companies, such as Fusion‑io, that have products using flash memory other than our captive flash memory, we typically transition these products to our captive memory, and any delays in customer qualification of our captive memory for these products may cause unexpected declines in our revenue or margins from these products. We expect growing demand for our enterprise solutions from hyperscale customers, which may place orders for significant volumes with short lead times that may be difficult for us to forecast and fulfill, which could result in the loss of sales opportunities and adversely affect our business.

We rely substantially on our ventures and strategic partnerships with Toshiba, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results. Substantially all of our NAND flash memory is supplied by Flash Ventures. In addition, we partner with Toshiba on the development of NAND flash technology and we have entered into strategic partnerships with Toshiba relating to research and development for the next technology transitions of NAND flash and alternative technologies beyond NAND flash technologies. We have also entered into a non-binding memorandum of understanding with Toshiba to jointly invest in a new wafer fabrication facility in Yokkaichi, Japan, the primary purpose of which is to secure space for converting existing 2D NAND capacity to 3D NAND capacity beginning in 2016. These ventures and strategic partnerships are subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending, our technology plans and our future growth opportunities, including, among others:

•
under the terms of our venture agreements with Toshiba, which govern the operations of Flash Ventures, we have limited power to unilaterally direct most of the activities that most significantly impact Flash Ventures’ performance, including technology transitions, capital investment and other manufacturing and operational activities at Flash Ventures;

•
the process of reaching agreement with Toshiba may be time consuming and may result in delays or decisions that could harm our future results of operations, financial condition or competitiveness; leadership or organizational changes at Toshiba could lead to delays in decision-making or changes in strategic direction that could adversely impact Flash Ventures;

•	the terms of our arrangements with Toshiba include provisions such as exclusivity, transfer restrictions and limited termination rights, which limit our flexibility;

•
we may not always agree with Toshiba on the NAND research and development roadmap, the technology path beyond NAND flash memory, or expansions or conversions of fab capacity; we or Toshiba may have different priorities with respect to investment in Flash Ventures or future technologies, and divergent technology paths and investment priorities may adversely impact our results of operations, financial condition or competitiveness; and

•
Flash Ventures require significant investments by both Toshiba and us for technology transitions and capacity expansions, and if Toshiba or we do not have sufficient resources or access to credit, these investments could be delayed or reduced.

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory or the alternative technologies that we are developing obsolete or less attractive, and we may not have access to those new technologies on a cost‑effective basis, or at all, or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. Due to inherent technology limitations, the bit growth and cost reduction from 2D NAND flash technology transitions is slowing down. We began transitioning to the 15‑nanometer node in the second half of 2014 and expect to continue ramping production on this node throughout 2015. We expect 15‑nanometer to be our last technology node on 2D NAND flash architecture. We are investing in our 3D NAND flash architecture, and pilot production of our 3D NAND is expected to begin in the second half of 2015. We expect 3D NAND product sales to begin in 2016. We are also investing in 3D ReRAM technology, which we believe may be a viable alternative to NAND flash memory in the future. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time. The success of our overall technology strategy is also dependent in part upon the development by third‑party suppliers of advanced semiconductor materials and process technologies, such as extreme ultraviolet. Our technology development of 2D NAND, 3D NAND and 3D ReRAM is done in conjunction with Toshiba, and the success of our development could be influenced by whether we are able to agree with Toshiba on a technology path or the timing and amount of investment. There can be no assurance that we will be successful in developing 3D NAND, 3D ReRAM or other technologies in a timely manner, or at all, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies. Furthermore, we cannot guarantee that 3D NAND, 3D ReRAM or other technologies we develop will match or exceed all of the performance characteristics of 2D NAND flash technology, will be developed at a rate that matches market needs, will result in cost reductions that will enable us to be competitive, or will be well-suited, in a timely manner, or at all, for all of the applications in the end markets that 2D NAND flash memory currently addresses or may address in the future. Additionally, 3D NAND, 3D ReRAM or other technologies may require different capital equipment or manufacturing processes than existing 2D NAND which could impact the cost reduction benefits obtainable through these technologies.

Many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies such as magneto-resistive RAM, ReRAM, 3D XPoint, Memristor, vertical or stacked NAND, phase-change, charge-trap flash technologies and other technologies. Samsung Electronics Co., Ltd., or Samsung, has introduced products based on its 3D NAND flash technology, known as 3D VNAND, and other companies have announced the expected launch in 2015 of products incorporating 3D NAND technologies. At this time, these technologies are still emerging and it is unclear how they will compare to our 2D NAND or 3D NAND technologies and what implications 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. For example, the specifications of competitors’ 3D NAND may make it more competitive in certain products than the 2D NAND currently produced by us. Successful broad-based commercialization of one or more competing technologies could reduce the competitiveness and future revenue and profitability of our 2D NAND and 3D NAND flash technologies, and the potential alternative 3D ReRAM technology that we are developing. In addition, we generate license and royalty revenue from NAND flash technology, and if NAND flash technology is replaced by a technology where our IP is less relevant, our license and royalty revenue would decrease. Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally. If our competitors successfully develop new or alternative technologies, and we are unable to continue to develop our technologies on an equivalent basis, or if our competitors’ new or alternative technologies satisfy application-specific requirements that our technologies are not able to, we may not be able to compete effectively, and our operating results and financial condition would suffer.

Alternative technologies or storage solutions such as cloud storage, enabled by high bandwidth wireless or internet-based storage, could reduce the need for physical flash storage within electronic devices or reduce the rate by which average capacity increases in such devices, which could materially harm our operating results and financial condition.

Growth of our NAND flash memory bit supply at a slower rate than the overall industry for an extended period of time would result in lowering our industry market share which could limit our future opportunities and harm our financial results. Our strategy has been to focus on increasing our share of high-value solutions and industry revenue rather than solely on our industry bit share. During 2014 and 2013, our competitors in total grew their NAND flash memory bits faster than us. Successful broad-based commercialization of 3D NAND may accelerate the growth of NAND flash bits more than we anticipate. If our bit growth lags behind our competitors for an extended period of time, it will reduce our captive flash bit market share in the industry. With lower bit market share, we may not be able to sufficiently address all market opportunities. Some of our customers may want to buy multiple types of products or specific quantities of our products and if we limit the growth of our production, we may not be able to meet customer requirements or our competitors may become more preferred suppliers based upon either the breadth of their product offerings or volume of their product supply. In addition to the potential loss of bit market share, our competitors may realize better cost declines than us enabled by improved economies of scale achieved through additional bit growth. If our competitors have lower costs, our competitors could offer similar products at a lower price than us which could harm our competitiveness and financial results. If we decide to purchase non-captive supply from competitors to provide supply to our customers, there is no guarantee we will be able to secure such supply at a competitive price, in the right product mix or quality level, or in sufficient volume, or at all.

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

Our license and royalty revenue may fluctuate or decline significantly in the future due to license agreement renewals, declines in sales of the products or use of technology underlying the license and royalty revenue by our licensees, or if licensees fail to perform on a portion or all of their contractual obligations. If our existing licensees do not renew their licenses upon expiration, renew them on less favorable terms, exercise their option to terminate the license or fail to exercise their option to extend the licenses, or we are not successful in signing new licensees in the future, our license revenue, profitability and cash provided by operating activities would be harmed. As our older patents expire, and the coverage of our newer patents may be different, it may be more difficult to negotiate or renew favorable license agreement terms or a license agreement at all. For example, in the first quarter of 2010, our license and royalty revenue decreased sequentially, due primarily to a new license agreement with Samsung that was effective in the third quarter of 2009, with a term expiring in August 2016, and contains a lower effective royalty rate compared to the previous license agreement. To the extent that we are unable to renew license agreements under similar terms, or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees. Our agreements may require us in certain instances to recognize license revenue related to a particular licensee all in one period instead of over time which could create additional volatility in our licensing revenue. A portion of our license and royalty revenue is based on sales of product categories as well as underlying technology, and fluctuations in the sales of those products or technology adoption rates would also result in fluctuations in the license and royalty revenue due to us under our agreements. If our licensees or we fail to perform on contractual obligations, we may incur costs to enforce or defend the terms of our licenses and there can be no assurance that our enforcement, defense or collection efforts will be effective. If we license new IP from third parties or existing licensees, we may be required to pay license fees, royalty payments or offset existing license revenue. We may enter into agreements with customers, suppliers or partners that could limit our ability to monetize our IP or could result in us being required to provide IP indemnification to our customers, suppliers or partners. In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

In transitioning to new technologies and products, we may not achieve design wins, our customers may delay transition to new technologies, our competitors may transition more quickly than we do, or we may experience product delays, cost overruns or performance issues that could harm our operating results and financial condition. The transition to new generations of products, such as products containing 1Y‑nanometer, 15‑nanometer or subsequent process technologies such as 3D NAND and X3 NAND memory architecture or new storage interfaces, is highly complex and requires new controllers, new test procedures and modifications to numerous aspects of our manufacturing processes, resulting in the need for extensive qualification of the new products by our customers and us. In addition, our competitors may transition to new technologies more quickly or more effectively than we are able to, which could harm our ability to compete effectively. If we fail to develop or achieve design wins for products using new technologies, if our customers choose to transition to these new technologies more slowly or faster than our roadmap plans, if the demand for the products that we develop is lower than expected, if the supporting technologies to implement these new technologies are not available, or if our competitors transition to these new technologies more quickly or more effectively than we are able to, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our market position. Furthermore, there can be no assurance that technology transitions will occur on schedule or at the yields or costs that we anticipate, that the tools and equipment required for the technology transitions will be available on a cost‑effective basis, or at all, or that products based on the new technologies will meet customer specifications. The vast majority of our products require controllers and firmware. We rely on a limited number of third-party vendors to develop or supply controllers for many of our high-value solutions. Any delays or cost increases in developing or sourcing controllers or firmware, or incompatibility or quality issues relating to the controllers or firmware in our products, could harm our revenue and gross margin, as well as business relationships with our customers. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results and financial condition.

We require an adequate level of product gross margin to continue to invest in our business, and our product gross margin may vary significantly depending on a number of factors. Our ability to generate sufficient product gross margin and profitability to invest in our business is influenced by supply and demand balance in the flash memory industry, the mix of our product sales, our ability to reduce our cost per gigabyte at an equal or higher rate than the price decline per gigabyte, our ability to develop new products and technologies, market acceptance of our products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers and our management of production capacity and technology transitions. Other factors that could result in volatility in our product gross margin include fluctuations in customer mix, as well as variations in the technologies or form factors of our products. For example, we experienced negative product gross margin for 2008 and the first quarter of 2009 due to sustained aggressive industry price declines as well as inventory charges, due primarily to lower of cost or market write-downs. If we fail to maintain adequate product gross margin and profitability, our business and financial condition would be harmed and we may have to reduce, curtail or terminate certain business activities, including funding technology development and capacity expansion. Furthermore, as we diversify the products that we sell, changes in our product mix could result in volatility in our product gross margin, since we have significant variation in our product gross margin across product lines, and some of the products that we sell have product gross margins that are significantly below our overall average.

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

•
loss of, or the impairment of or failure to maintain and grow relationships with, key employees, suppliers, vendors or customers of the acquired business, including those on which the acquired business is significantly reliant;

•
difficulty in integrating the technology of the acquired business into our product lines in existence or in development, which could harm our ability to maintain the business after the acquisition or diminish the expected benefits of the acquisition;

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

In July 2014, we completed the acquisition of Fusion‑io, a developer of flash-based PCIe hardware and software solutions that enhance application performance in enterprise and hyperscale data centers. In addition to the risks described above, failure to leverage or delays in leveraging Fusion‑io’s go-to-market capabilities to generate revenues for our products could harm our ability to realize the potential financial or strategic benefits of the acquisition and thereby harm our growth prospects or results of operations. Failure to realize the anticipated benefits from acquisitions could result in the impairment of our acquisition-related intangible assets, which would harm our results of operations. For example, in the first quarter of 2015, we recorded an impairment charge of $61 million related to an IPR&D asset from the acquisition of Fusion‑io. This impairment charge stemmed primarily from our decision to abandon this IPR&D project and redirect resources towards the next-generation PCIe and converged enterprise platform. As of June 28, 2015, the net book value of the Fusion‑io acquisition-related amortizable intangible assets was $284 million, some or all of which could be subject to impairment.

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

•
NAND Manufacturers. We compete with NAND flash memory manufacturers, including SK Hynix, Inc., or SK Hynix, Intel Corporation, or Intel, Micron Technology, Inc., or Micron, Samsung and Toshiba. These companies compete with us in selling a range of flash-based products and form factors, including embedded, SSDs, removable and other form factors. These competitors are large companies that may have greater and more advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources, better recognized brand names and more diversified and lower cost businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our competitors at a low cost. In addition, many of our competitors have more diversified semiconductor manufacturing capabilities and can internally produce integrated solutions or hybrid products that may include a combination of NAND flash, DRAM, custom ASICs or other integrated products, while our captive manufacturing capability is solely dedicated to NAND flash. These diversified capabilities may also provide these competitors with a competitive advantage not only in product design and manufacturing due to the ability to leverage know-how in DRAM, custom ASICs or other technologies, but also in a greater ability to respond to industry fluctuations due to their ability to convert their DRAM and other semiconductor manufacturing capacity or equipment to NAND flash and vice-versa. Furthermore, some of these competitors manufacture and sell products that are complementary to flash memory products, and may be able to leverage their competencies and customer relationships to gain a competitive advantage. Current and future memory manufacturer competitors could produce alternative flash or other memory technologies that could compete against our NAND flash technology or our alternative technologies, or may transition to more advanced technologies sooner than us, each of which may reduce demand or accelerate price declines for our products. Furthermore, if our technology development results in less cost reduction than the technology of our competitors, our business and operating results would be harmed and our investments in captive fabrication facilities could be impaired.

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

•
Client Storage Solution Manufacturers. In the market for client SSDs, we face competition from Intel, Micron, Samsung, SK Hynix and Toshiba, all of which are also NAND flash producers, as well as client SSD and hard drive providers such as Kingston Technology Co., Inc., Philips & Lite-On Digital Solutions Corporation, or Lite-On, Seagate Technology PLC, or Seagate, and Western Digital Corporation, or WDC. In this market, we compete with these industry players largely on the basis of performance capabilities, quality, price, product reliability and relationships with computer manufacturers. Many of the large NAND flash producers have long established relationships with computer manufacturers, or are computer manufacturers themselves, which gives them a competitive advantage in qualifying and integrating their client storage solutions in this market as well as the ability to leverage competencies that have been developed through these relationships in the past. Hard drive manufacturers such as Seagate and WDC may also have a competitive advantage in their ability to leverage their existing relationships and brand recognition with customers, as well as their ability to leverage existing technology in creating hybrid drive products. Our failure to compete effectively against these industry players could harm our business and results of operations.

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

Our financial performance and the value of our investments depend significantly on worldwide economic conditions, which have deteriorated in many countries and regions, and may not recover in the foreseeable future. Demand for our products is harmed by negative macroeconomic factors affecting consumer and enterprise spending. Continuing high unemployment rates, low levels of consumer liquidity, risk of default on sovereign debt and volatility in credit and equity markets have weakened consumer confidence and decreased consumer and enterprise spending in many regions around the world. These and other economic factors may reduce demand for our products and harm our business, financial condition and operating results. In addition, we maintain investments, including our cash, cash equivalents and marketable securities, of various holdings, types and maturities and, given the global nature of our business, our investment portfolio includes both domestic and international investments. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk and other factors, and declines in the credit ratings or pricing of our investments could result in a decline in the value and liquidity of our investments, including our cash, cash equivalents and marketable securities, and result in a significant impairment of our assets.

We depend on our captive assembly and test manufacturing facilities in China and Malaysia and our business could be harmed if these facilities do not perform as planned. Our reliance on our captive assembly and test manufacturing facilities in Shanghai, China and our new Penang, Malaysia facility have increased significantly and we now utilize these factories to satisfy a majority of our assembly and test requirements, to produce products with leading-edge technologies such as multi-stack die packages and to provide order fulfillment. In addition, our China facilities are responsible for packaging and shipping our retail products within the U.S., Asia, Europe, Canada and Latin America. We expect that, by the end of 2015, we will produce a significant portion of our SSD products in our Malaysia facility. Any delays in ramping capacity or adding new or replacement equipment, interruptions in production or the ability to ship product, or issues with manufacturing yields at our captive facilities could harm our operating results and financial condition. In addition, investment decisions in adding new assembly and test capacity require significant planning and lead-time, and a failure to accurately forecast demand for our products could cause us to over-invest or under-invest in the expansion of captive assembly and test capacity in our facilities, which would lead to excess capacity, under-utilization charges and impairments, in the event of over-investment, or insufficient assembly and test capacity resulting in a loss of sales and revenue opportunities, in the event of under-investment. Furthermore, if we were to experience labor unrest, or strikes, or if wages were to significantly increase, our ability to produce and ship products could be impaired and we could experience higher labor costs, which could harm our operating results and financial condition.

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

We depend on our third‑party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third‑party subcontractors for a portion of our wafer testing, chip assembly, product assembly, product testing and order fulfillment. From time-to-time, our subcontractors have experienced difficulty meeting our requirements. If we are unable to increase the amount of capacity allocated to us from our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products. We do not have long-term contracts with some of our existing subcontractors, nor do we have exclusive relationships with any of our subcontractors and, therefore, cannot guarantee that they will devote sufficient resources or capacity to manufacturing our products. We are not able to directly control product delivery schedules or quality assurance. Furthermore, we manufacture on a turnkey basis with some of our subcontractors. In these arrangements, we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would harm our operating results and financial condition.

Our products may contain errors or defects or otherwise fail to meet customer or user requirements, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenue, diverted development resources, increased service costs, warranty and indemnification claims and litigation. Our products are complex, must meet stringent customer or user requirements and may contain errors or defects, and the majority of our products provide a warranty period. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components or firmware, including memory and components that we procure from non-captive sources, may occur as a result of the production process, may occur in the software contained in our high value solutions, or result in security vulnerability in our solutions. In addition, the substantial majority of our flash memory is supplied by Flash Ventures, and if the wafers from Flash Ventures contain errors or defects from design or manufacturing, our overall supply and costs could be negatively impacted. These factors could result in the rejection of our products, damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, indemnification of our customers’ product recall and other costs, warranty claims and litigation. Generally, our OEM customers have more stringent requirements than other customers and our concentration of revenue from OEMs, especially OEMs who purchase our enterprise solutions and client SSD products, could result in increased expenditures for product testing, or increase our service and support costs and potentially lead to increased warranty or indemnification claims. Furthermore, the costs of errors or defects in our embedded products may be greater than those of stand-alone, removable products due to the effect that such errors or defects may have on other components of the device in which they are embedded. In addition, we may be unable to provide timely, sufficient and cost-effective customer support and service, which could increase the risk of product rejections, reputational damage, revenue loss, warranty and indemnification claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and harm our operating results and financial condition. Our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our operating results and financial condition.

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

Our decisions and hedging strategy with respect to currency risks may not be successful, which could harm our operating results. In addition, if we do not successfully manage our hedging program in accordance with accounting guidelines, we may be subject to adverse accounting treatment, which could harm our operating results. There can be no assurance that this hedging program will be economically beneficial to us for numerous reasons; for example, hedging may reduce volatility, but prevent us from benefiting from a favorable rate change. Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and other restrictions. Operating losses, third‑party downgrades of our credit rating or instability in the worldwide financial markets, including the downgrade of the credit rating of the U.S. government, could impact our ability to effectively manage our foreign currency exchange rate risk, which could harm our business, operating results and financial condition. Hedging also exposes us to the credit risk of our counterparty financial institutions.

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

We may be unable to protect our IP rights, which would harm our business, financial condition and operating results. We rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights. From time to time, we are involved in significant and expensive disputes regarding our IP rights and those of others, including claims that we may be infringing patents, trademarks and other IP rights of third‑parties.

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

There are flash memory producers, flash memory card manufacturers and other companies that utilize flash memory who we believe may infringe our IP. Enforcement of our rights often requires litigation. If we bring a patent infringement action and are not successful, our competitors would be able to use similar technology to compete with us. Moreover, the defendant in such an action may successfully countersue us for infringement of their patents or assert a counterclaim that our patents are invalid or unenforceable. If we do not prevail in the defense of patent infringement claims, we could be required to pay substantial damages and royalties, cease the manufacture, use and sale of infringing products in one or more geographic locations, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed. If we are enjoined from selling our products, or if we are required to develop new technologies or pay significant monetary damages or are required to make substantial royalty payments, our business and results of operations would be harmed.

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

We and certain of our officers are at times involved in litigation, including IP, antitrust and securities litigation, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings, which could materially harm our business. We are often involved in litigation, including cases involving our IP rights and those of others, antitrust and commercial matters, putative securities class action suits and other securities-related actions. We are the plaintiff in some of these actions and the defendant in others. Some of the actions seek injunctive relief, including injunctions against the sale of our products and substantial monetary damages, which if granted or awarded, could materially harm our business, financial condition and operating results.

Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. If we receive an adverse judgment in any litigation, we could be required to pay substantial damages and cease certain practices or activities, including the manufacture, use and sale of products. With or without merit, litigation can be complex, can extend for a protracted period of time, can be very expensive and the expense can be unpredictable. Litigation initiated by us could also result in counter-claims against us, which could increase the costs associated with the litigation and result in our payment of damages or other judgments against us. In addition, litigation, and any related publicity, may divert the efforts and attention of some of our key personnel. Litigation may also harm the market prices of our securities.

We may be obligated to indemnify our current or former directors or employees, or former directors or employees of companies that we have acquired, in connection with litigation or regulatory investigations. These liabilities could be substantial and may include, among other things: the costs of defending lawsuits against these individuals; the cost of defending stockholder derivative suits; the cost of governmental, law enforcement or regulatory investigations; civil or criminal fines and penalties; legal and other expenses; and expenses associated with the remedial measures, if any, which may be imposed.

Moreover, from time to time, we agree to indemnify certain of our suppliers and customers for alleged IP infringement. The scope of such indemnity varies but generally includes indemnification for direct and consequential damages and expenses, including attorneys’ fees. We may be engaged in litigation as a result of these indemnification obligations. Third-party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may harm our business, financial condition and operating results. For additional information concerning legal proceedings, see Part II, Item 1, “Legal Proceedings.”

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

We and our suppliers rely upon certain rare earth materials that are necessary for the manufacturing of our products, and our business could be harmed if we or our suppliers experience shortages or delays of these rare earth materials. Rare earth materials are critical to the manufacture of some of our products. We and our suppliers acquire these materials from a number of countries, including the People’s Republic of China. We cannot predict whether the government of China or any other nation will impose regulations, quotas or embargoes upon the materials incorporated into our products that would restrict the worldwide supply of these materials or increase their cost. If China or any other major supplier were to restrict the supply available to us or our suppliers or increase the cost of the materials used in our products, we could experience a shortage in supply and an increase in production costs, which would harm our operating results and financial condition.

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

Flash Ventures’ master equipment lease obligations contain covenants, which if breached, would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of June 28, 2015, our stockholders’ equity was in compliance with the related covenant under Flash Ventures’ master lease agreements.

If our stockholders’ equity were to fall below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under its master lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of our guarantee obligations under the master lease agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $636 million based upon the exchange rate at June 28, 2015, covered by our guarantees under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available on terms acceptable to us, if at all.

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

Our international business activities could also be limited or disrupted by any of the following factors, among others:

•	the need to comply with foreign government regulation;

•
the need to comply with U.S. regulations on international business, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the anti-bribery laws of other countries and rules regarding conflict minerals;

•	changes in diplomatic and trade relationships or government intervention, which may impact our ability to sell to certain customers;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia, including natural disasters or labor strikes;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	a higher degree of commodity pricing than in the U.S.;

•	changes in, or the particular application of, government regulations;

•	import or export restrictions that could affect some of our products, including those with encryption technology;

•	duties or fees related to customs entries for our products, which are all manufactured offshore;

•	longer payment cycles and greater difficulty in accounts receivable collection;

•	adverse tax rules and regulations;

•	weak protection of our IP rights;

•	delays in product shipments due to local customs restrictions;

•	disruptions in operations, research and development or other business functions that may arise from political or economic instability; and

•	difficulties in managing international offices and maintaining appropriate internal controls, compliance programs, training and documentation.

Our common stock and convertible notes prices have been, and may continue to be, volatile, which could result in investors losing all or part of their investments. The market prices of our common stock and convertible notes have fluctuated significantly in the past and may continue to fluctuate in the future. We believe that such fluctuations will continue as a result of many factors, such as our financial performance, financing plans, future announcements concerning us, our competitors or our principal customers regarding financial results or expectations, technological innovations, industry supply and demand dynamics, new product introductions, level of share repurchases, governmental regulations, the commencement or results of litigation, changes in recommendations and earnings estimates by analysts or our ability to meet the expectations of investors or analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high-technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may harm the market price of our common stock as well as the prices of our outstanding convertible notes.

Our success depends on our key personnel, including our senior management, and the loss of key personnel or the transition of key personnel could disrupt our business. Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel. We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time. Our success will depend on our ability to recruit and retain additional highly-skilled personnel. We have relied on equity awards in the form of stock options and restricted stock units as one means for recruiting and retaining highly skilled talent and a reduction in our stock price may reduce the effectiveness of these equity awards in retaining employees. We also rely on cash incentive awards to motivate and retain employees. These cash incentive awards depend significantly on our financial and business performance, and variations in our financial and business performance from our expectations at the time we set the targets for such cash incentive awards could result in decreased or eliminated awards, reducing the effectiveness of these cash incentive awards in retaining employees. Any loss of key personnel could adversely affect our business.

Terrorist attacks, war, threats of war and government responses may negatively impact our operations, revenue, costs and stock price. Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on customer demand. Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers, or adversely affect consumer confidence. We have substantial operations in Israel, including a development center in Northern Israel, near the border with Lebanon, a research center in Omer, Israel, which is near the Gaza Strip, and offices near Tel Aviv, all areas that have experienced significant violence and political unrest. Conflict in the Gaza Strip and the surrounding areas, as well as turmoil and unrest in the Middle East or other regions, could cause delays in the development or production of our products and could harm our business and operating results.

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

Disruptions in global transportation could impair our ability to deliver or receive product on a timely basis, or at all, causing harm to our financial results. Our raw materials, work-in-process and finished products are primarily distributed via air transport. If there are significant disruptions in air transport, we may not be able to deliver our products or receive raw materials. Any natural disaster or other event that affects air transport in Asia could disrupt our ability to receive raw materials in, or ship finished product from, our facilities in Shanghai, China and Penang, Malaysia or our Asia-based contract manufacturers. As a result, our business and operating results may be harmed.

We rely on information systems to run our business and any prolonged down time could harm our business operations and financial results. We rely on an enterprise resource planning system, as well as multiple other systems, databases, and data centers to operate and manage our business. Any information system problems, programming errors or unanticipated system or data center interruptions could impact our continued ability to successfully operate our business and could harm our financial results or our ability to accurately report our financial results on a timely basis.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability. We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. IRS audits may also impact the timing and amount of any refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. Furthermore, recent developments in foreign jurisdictions, including the Irish government’s announced changes to the taxation of certain existing non-resident Irish companies beginning in January 2021 and the Organisation for Economic Co-operation and Development’s project on base erosion and profit shifting, could ultimately increase our tax liabilities to foreign jurisdictions and the treatment of our foreign earnings from a U.S. perspective, which could adversely impact our effective tax rate.

We may be subject to risks associated with laws, regulations and customer initiatives relating to the environment or other social responsibility issues. We are subject to a wide range of environmental and other regulations in numerous jurisdictions in which we operate, including Japan, United States, China and Malaysia. In addition, climate change issues, energy usage and emissions controls may result in new and enhanced environmental legislation and regulations, at the international, federal or state level, that may make it more difficult or expensive for us, our suppliers and our customers to conduct business. Any of these regulations could cause us to incur additional direct costs, as well as increased indirect costs related to our relationships with our customers and suppliers, and otherwise harm our operations and financial condition. Any failure to comply with environmental regulations could adversely impact our reputation and our financial results.

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

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if our internal control over financial reporting is not effective, our financial results and stock price could suffer. In connection with our certification process under Section 404 of the Sarbanes-Oxley Act, we have identified in the past and may, from time to time in the future, identify deficiencies in our internal control over financial reporting. There can be no assurance that individually or in the aggregate these deficiencies would not be deemed to be a material weakness or significant deficiency. Any internal control or procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives and cannot prevent human error, intentional misconduct or fraud; therefore, we cannot be certain that our internal controls measures will continue to provide adequate controls over our financial process and reporting. A material weakness or significant deficiency in internal control over financial reporting could have a materially adverse impact on our reported financial results, may require the restatement of our financial results, limit our access to capital markets, subject us to sanctions from regulatory agencies and The NASDAQ Global Select Market, cause our investors to lose confidence in our financial reporting and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness in internal controls could harm our reputation, business and stock price.

We have significant financial obligations related to Flash Ventures, as well as under our 1.5% Convertible Senior Notes due 2017 and our 0.5% Convertible Senior Notes due 2020, which could negatively impact our cash flows and financial position. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of June 28, 2015, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $636 million based on the exchange rate at June 28, 2015. We also have significant commitments for the future fixed costs of Flash Ventures, and we expect to continue to incur significant obligations with respect to, as well as make continued investments in, Flash Ventures. In addition, as of June 28, 2015, the aggregate principal amount outstanding under our 1.5% Convertible Senior Notes due 2017 (the “1.5% Notes due 2017”) and our 0.5% Convertible Senior Notes due 2020 (the “0.5% Notes due 2020,” and together with the 1.5% Notes due 2017, the “Notes”) was $2.5 billion. The Notes may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in our stock price. For example, as of the calendar quarter ended March 31, 2015, the stock price of our common stock had met the thresholds under which the 1.5% Notes due 2017 are convertible at the holders’ option, and as a result, the 1.5% Notes due 2017 were convertible through June 30, 2015. Convertibility of the Notes based on the trading price of our common stock is assessed on a calendar-quarter basis. Upon any conversion of the Notes, we will be required to deliver cash up to the principal amount of the Notes that are converted and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock (plus cash in lieu of any fractional shares of common stock), which would result in dilution to our stockholders. In connection with the issuance of the Notes, we sold warrants to acquire shares of our common stock, which, if exercised, will result in dilution to our stockholders. We are subject to financial and other covenants in our guarantees under Flash Ventures’ master lease agreements and in the Notes. Our failure to meet these covenants may result in the acceleration of our obligations under these agreements. We may not have sufficient funds to make payments related to our Flash Ventures obligations or under the Notes when converted or due. Further, these obligations could negatively impact our cash flows and limit our ability to use our cash flow for our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate purposes.

There can be no assurance that we will continue to declare cash dividends. Any continuation of quarterly dividends is subject to capital availability and periodic determination by our Board of Directors that cash dividends are in the best interest of our stockholders. Future dividends may be affected by, among other factors, our views on potential future capital requirements, our financial results, acquisition transactions, stock repurchases, changes in tax laws, and changes in our business model. A reduction in our dividend payments or discontinuance of dividend payments could have a negative effect on our stock price, which could have a material adverse impact on investor confidence and employee retention.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act based upon settlement date during the three months ended June 28, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
March 30, 2015 to April 26, 2015	—	$—	—
April 27, 2015 to May 24, 2015	1,573,400	$67.50	1,573,400
May 25, 2015 to June 28, 2015	2,149,626	$66.90	2,149,626
Total	3,723,026		3,723,026	$2,127

(a)
Our Board of Directors has authorized a stock repurchase program that allows management to repurchase shares of our stock. The stock repurchase program does not obligate us to acquire any specific number of shares of common stock, or any shares at all, and may be suspended at any time at our discretion. The timing and amount of any repurchase of shares is determined by our management, based on its evaluation of market conditions, cash on hand, applicable legal requirements and other factors. Under the stock repurchase program, shares may be repurchased from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. Our Board of Directors authorized in October 2011 and increased in December 2012 a stock repurchase program which was fully expended by the end of the third quarter of fiscal year 2013. On July 31, 2013, our Board of Directors authorized a new stock repurchase program of $2.5 billion of our common stock and on January 21, 2015, our Board of Directors increased the current stock repurchase program by an additional $2.5 billion. The current stock repurchase program will remain in effect until the available funds have been expended or the program is terminated by our Board of Directors. As of June 28, 2015, there was $2.1 billion remaining available for stock repurchases under the current program.

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

SANDISK CORPORATION

Dated:	July 31, 2015	By:	/s/ Judy Bruner
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