Form 10-Q
period 2015-09-27
SANDISK CORP
filed 2015-10-30
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

Number of shares outstanding of the issuer’s common stock, $0.001 par value, as of September 27, 2015: 200,691,494.

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27, 2015	December 28, 2014*
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$698,073	$809,003
Short-term marketable securities	1,000,621	1,455,509
Accounts receivable, net	740,637	842,476
Inventory	785,286	698,011
Deferred taxes	178,214	180,134
Other current assets	210,815	214,992
Total current assets	3,613,646	4,200,125
Long-term marketable securities	2,176,095	2,758,475
Property and equipment, net	831,064	724,357
Notes receivable and investments in Flash Ventures	978,949	962,817
Deferred taxes	167,053	161,827
Goodwill	831,328	831,328
Intangible assets, net	343,278	542,351
Other non-current assets	131,590	108,677
Total assets	$9,073,003	$10,289,957

LIABILITIES, CONVERTIBLE SHORT-TERM DEBT CONVERSION OBLIGATION AND EQUITY
Current liabilities:
Accounts payable trade	$426,610	$404,237
Accounts payable to related parties	143,301	136,051
Convertible short-term debt	—	869,645
Other current accrued liabilities	337,089	506,293
Deferred income on shipments to distributors and retailers and deferred revenue	232,010	274,657
Total current liabilities	1,139,010	2,190,883
Convertible long-term debt	2,137,737	1,199,696
Non-current liabilities	162,181	245,554
Total liabilities	3,438,928	3,636,133

Commitments and contingencies (see Note 13)
Convertible short-term debt conversion obligation	—	127,143

Stockholders' equity:
Common stock	201	216
Capital in excess of par value	5,232,865	5,236,766
Retained earnings	598,352	1,499,149
Accumulated other comprehensive loss	(197,343)	(208,072)
Total stockholders' equity	5,634,075	6,528,059
Non-controlling interests	—	(1,378)
Total equity	5,634,075	6,526,681
Total liabilities, convertible short-term debt conversion obligation and equity	$9,073,003	$10,289,957

*	Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands, except per share amounts)
Revenue	$1,452,285	$1,746,491	$4,021,722	$4,892,447

Cost of revenue	820,633	900,830	2,307,111	2,496,509
Amortization of acquisition-related intangible assets	28,822	28,523	82,400	67,860
Total cost of revenue	849,455	929,353	2,389,511	2,564,369
Gross profit	602,830	817,138	1,632,211	2,328,078
Operating expenses:
Research and development	211,635	223,309	652,779	626,168
Sales and marketing	96,042	111,392	294,543	271,762
General and administrative	43,614	60,044	133,593	162,798
Amortization of acquisition-related intangible assets	13,256	9,615	40,618	12,742
Impairment of acquisition-related intangible assets	—	—	61,000	—
Restructuring and other	875	24,984	51,162	24,984
Total operating expenses	365,422	429,344	1,233,695	1,098,454
Operating income	237,408	387,794	398,516	1,229,624
Interest income	8,167	12,699	27,800	41,665
Interest (expense) and other income (expense), net	(31,359)	(27,574)	(87,339)	(85,754)
Total other income (expense), net	(23,192)	(14,875)	(59,539)	(44,089)
Income before income taxes	214,216	372,919	338,977	1,185,535
Provision for income taxes	81,205	110,258	85,968	379,980
Net income	$133,011	$262,661	$253,009	$805,555

Net income per share:
Basic	$0.65	$1.18	$1.22	$3.59
Diluted	$0.65	$1.09	$1.18	$3.37
Shares used in computing net income per share:
Basic	203,118	222,201	207,094	224,530
Diluted	205,787	240,685	214,243	239,275

Cash dividends declared per share	$0.30	$0.30	$0.90	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Net income	$133,011	$262,661	$253,009	$805,555
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on marketable securities	4,441	(3,880)	3,486	4,496
Reclassification adjustment for realized gain on marketable securities included in net income	(59)	(2,928)	(2,578)	(6,911)
Net unrealized holding gain (loss) on marketable securities	4,382	(6,808)	908	(2,415)

Foreign currency translation adjustments	21,007	(88,953)	(2,627)	(45,634)

Unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	1,532	(15,021)	2,312	3,897
Reclassification adjustment for realized (gain) loss on derivatives qualifying as cash flow hedges included in net income	(604)	6,353	13,151	15,760
Net unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	928	(8,668)	15,463	19,657
Total other comprehensive income (loss), before tax	26,317	(104,429)	13,744	(28,392)
Income tax expense (benefit) related to items of other comprehensive income (loss)	82	(15,216)	3,015	(7,646)
Total other comprehensive income (loss), net of tax	26,235	(89,213)	10,729	(20,746)
Comprehensive income	$159,246	$173,448	$263,738	$784,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 27, 2015	September 28, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$253,009	$805,555
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(31,100)	6,784
Depreciation	211,191	187,651
Amortization	254,533	230,987
Provision for doubtful accounts	1,213	677
Share-based compensation expense	127,188	114,674
Excess tax benefit from share-based plans	(11,169)	(38,776)
Impairment and other	64,119	520
Other non-operating	(9,158)	343
Changes in operating assets and liabilities:
Accounts receivable, net	101,965	(145,997)
Inventory	(86,761)	52,556
Other assets	(10,018)	10,381
Accounts payable trade	(20,882)	62,118
Accounts payable to related parties	7,250	(12,147)
Other liabilities	(238,679)	(64,691)
Total adjustments	359,692	405,080
Net cash provided by operating activities	612,701	1,210,635
Cash flows from investing activities:
Purchases of short and long-term marketable securities	(1,878,429)	(3,376,250)
Proceeds from sales of short and long-term marketable securities	2,558,157	3,621,418
Proceeds from maturities of short and long-term marketable securities	306,336	563,890
Acquisition of property and equipment, net	(282,443)	(165,641)
Investment in Flash Ventures	—	(24,296)
Notes receivable issuances to Flash Ventures	(228,374)	(131,692)
Notes receivable proceeds from Flash Ventures	216,960	126,755
Purchased technology and other assets	(5,727)	(4,589)
Acquisitions, net of cash acquired	—	(1,063,798)
Other	(866)	—
Net cash provided by (used in) investing activities	685,614	(454,203)
Cash flows from financing activities:
Repayment of debt financing	(73)	—
Proceeds from employee stock programs	61,159	159,044
Excess tax benefit from share-based plans	11,169	38,776
Dividends paid	(188,699)	(169,443)
Repurchase of common stock	(1,250,263)	(799,661)
Taxes paid related to net share settlement of equity awards	(42,175)	(38,409)
Net cash used in financing activities	(1,408,882)	(809,693)
Effect of changes in foreign currency exchange rates on cash	(363)	(2,150)
Net decrease in cash and cash equivalents	(110,930)	(55,411)
Cash and cash equivalents at beginning of period	809,003	986,246
Cash and cash equivalents at end of period	$698,073	$930,835
Supplemental disclosure of cash flow information:
Property and equipment additions not yet paid in cash	$157,335	$86,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of September 27, 2015, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2015 and September 28, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K filed with the SEC on February 10, 2015. The results of operations for the three and nine months ended September 27, 2015 are not necessarily indicative of the results to be expected for the entire year.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31 and its fiscal quarters generally consist of 13 weeks. Fiscal year 2015 will include 53 weeks with 14 weeks in the fourth fiscal quarter, while fiscal year 2014 included 52 weeks. The third quarters of fiscal years 2015 and 2014 ended on September 27, 2015 and September 28, 2014, respectively. For accounting and disclosure purposes, the exchange rates of 120.67, 120.44 and 109.23 at September 27, 2015, December 28, 2014 and September 28, 2014, respectively, were used to convert Japanese yen to the U.S. dollar. Throughout the Notes to Condensed Consolidated Financial Statements, unless otherwise indicated, references to Net income refer to Net income attributable to common stockholders, references to years or annual periods are references to fiscal years, and references to quarters are references to our fiscal quarters.

Pending Acquisition by Western Digital Corporation. On October 21, 2015, the Company entered into a definitive agreement under which Western Digital Corporation (“Western Digital”) will acquire all of the outstanding shares of the Company for a combination of cash and stock. The offer values the Company’s common stock at $86.50 per share or a total equity value of approximately $19 billion, using a five-day volume weighted-average trading price ended on October 20, 2015 of $79.5957 per share of Western Digital common stock.  The transaction has been approved by the boards of directors of both companies.

In the merger, each issued and outstanding share of common stock of the Company will be converted into the right to receive the below consideration per share of the Company’s common stock, subject to reallocation as described further below (the ‘‘Per Share Merger Consideration’’):

(A)	If the previously announced investment in Western Digital by a subsidiary of Unisplendour Corporation Ltd. (“Unis Investment”) closes prior to the effective time of the merger (the “Effective Time”):

(i)	$85.10 per share in cash; and

(ii)	0.0176 shares of Western Digital’s common stock; or

(B)	If the Unis Investment has not closed or has been terminated, prior to the Effective Time:

(i)	$67.50 per share in cash; and

(ii)	0.2387 shares of Western Digital’s common stock.

The above allocation between cash and shares of Western Digital’s common stock is subject to reallocation, at Western Digital’s election, if the amount of cash that the Company has available for use in the United States without payment of withholding or United States income taxes on the closing date of the merger falls short of a target cash amount of $4.049 billion, if the closing of the merger occurs before June 30, 2016, or $4.139 billion, if the closing occurs on or after June 30, 2016 (the “Closing Cash Shortfall’’). If Western Digital so elects, the cash portion of the Per Share Merger Consideration will be reduced by the Closing Cash Shortfall, divided by the number of shares of the Company’s common stock outstanding as of the closing date of the merger (the ‘‘Per Share Cash Reduction Amount’’), and Western Digital’s common stock portion of the Per Share Merger Consideration will be correspondingly increased by a number of shares of Western Digital’s common stock equal to the Per Share Cash Reduction Amount divided by $79.5957.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The treatment of Company stock options under the merger agreement with Western Digital will vary depending on whether the exercise price of such options exceeds the value of the Per Share Merger Consideration as of the closing date of the merger (the ‘‘Closing Merger Consideration Value’’), determined by the sum of (i) the cash portion of the applicable Per Share Merger Consideration and (ii) the value of the Western Digital common stock portion of the Per Share Merger Consideration based on the volume weighted-average trading price of the Western Digital common stock over the five trading days preceding the closing date.

Under the merger agreement with Western Digital, Western Digital will assume all unvested and outstanding Company stock options, all unvested restricted stock units and all outstanding Company stock options with a per share exercise price that is greater than or equal to the Closing Merger Consideration Value (whether or not such options have vested) held by employees immediately prior to the closing of the merger. All such stock options and restricted stock units will be converted into Western Digital stock options and restricted stock units, respectively, pursuant to the exchange ratio set forth in the merger agreement, and subject to the same vesting schedule (including any acceleration of vesting) as such stock options and restricted stock units had prior to being converted. Upon exercise or vesting after the closing date, respectively, such stock options and restricted stock units will entitle the holder to receive shares of Western Digital common stock; provided, that, if Unis Investment has occurred, Western Digital may elect to settle some or all of stock options and restricted stock units in cash, based on Western Digital’s share price on the exercise date or vesting date, respectively.

All vested Company stock options with an exercise price less than the Closing Merger Consideration Value, and all vested restricted stock units, after giving effect to any acceleration, will be canceled at the Effective Time in exchange for the Per Share Merger Consideration, reduced by the applicable exercise price with respect to Company stock options (with the exercise price first applied against the stock portion of the Per Share Merger Consideration).

The transaction is subject to approval by the Company’s stockholders and, in the event that the Unis Investment in Western Digital does not close, Western Digital’s shareholders, receipt of regulatory approvals and other customary closing conditions. If the merger agreement is terminated under specific circumstances, Western Digital or the Company may be required to pay the other party up to approximately $553 million. In addition, the merger agreement contains certain termination rights for the Company and Western Digital that will (a) require the Company to pay a fee to Western Digital of approximately $184 million if either Western Digital or the Company terminates the merger due to the Company’s stockholders’ failure to approve this merger; (b) require Western Digital to pay a fee to the Company of approximately $184 million if either Western Digital or the Company terminates the merger due to (i) the Unis Investment having not occurred or the Unis Investment having been terminated and (ii) Western Digital’s stockholders’ failure to approve this merger; or (c) require Western Digital to pay a termination fee to the Company of approximately $1.060 billion if the merger is terminated due to failure to obtain certain required U.S. or foreign antitrust clearances.

In connection with the merger, holders of the Company’s 1.5% Convertible Senior Notes due 2017 and the Company’s 0.5% Convertible Senior Notes due 2020 (collectively, the “Notes”) will have the right to convert their Notes for a period of time beginning 30-trading days prior to the anticipated closing of the merger.  In addition, for a period of time following the closing of the merger, holders of the Notes will have the right to convert their Notes or to require the Company to repurchase their Notes.  Holders that convert in connection with the merger will be entitled to an increase in the conversion rate, as specified in the indentures governing the Notes.

The foregoing description of the merger agreement with Western Digital and the merger does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the merger agreement, a copy of which is attached as Exhibit 2.1 to the Form 8-K filed by the Company on October 26, 2015. Each of the Company and Western Digital will provide a joint proxy statement/prospectus to their respective stockholders. The Company and Western Digital also plan to file other documents with the SEC regarding the proposed merger. Investors are urged to read the joint proxy statement/prospectus and any other relevant documents that will be filed with the SEC carefully and in their entirety when they become available because they will contain important information about the proposed merger.

The transaction is expected to close in the third calendar quarter of 2016. Following completion of the merger, the Company will become a wholly owned subsidiary of Western Digital, the Company’s common stock will be delisted from The Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, and as such, the Company will no longer file periodic reports with the SEC.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Use of Estimates. The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, allowance for doubtful accounts, inventories and inventory valuation, valuation and impairments of marketable securities and investments, valuation and impairments of goodwill and long-lived assets, intellectual property (“IP”) claims, income taxes, warranty obligations, restructurings, contingencies, share-based compensation and litigation. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, pricing is fixed or determinable and collectability is reasonably assured. Revenue is generally recognized at the time of shipment or transfer of title for customers not eligible for price protection and/or a right of return. Sales made to distributors and retailers are generally under agreements allowing price protection and/or a right of return and, therefore, the revenue and related costs of these transactions are deferred until the retailers or distributors sell-through the merchandise to their end customer or their rights of return expire. Estimated sales returns are recorded as a reduction to revenue and deferred revenue and were not material for any period presented in the accompanying Condensed Consolidated Financial Statements. The cost of shipping products to customers is included in cost of revenue. The Company recognizes expenses related to sales commissions in the period in which the commissions are earned.

Revenue from patent licensing arrangements is recognized when earned, estimable and realizable. The timing of revenue recognition is dependent on the terms of each license agreement and on the timing of sales of licensed products. The Company generally recognizes royalty revenue when it is reported to the Company by its licensees, which is generally one quarter in arrears from the licensees’ sales of licensed products. For licensing fees that are not determined by the licensees’ sales, the Company generally recognizes license fee revenue on a straight-line basis over the life of the license.

Some of the Company’s revenue arrangements are multiple-element arrangements because they are generally comprised of product, software and support services or multiple distinct licenses. For multiple-element arrangements, the Company evaluates whether each deliverable should be accounted for as a separate unit of accounting. For multiple-element arrangements that include support or software elements, the Company analyzes whether tangible products containing software and non-software components function together and therefore should be excluded from industry-specific software revenue recognition guidance. The Company allocates revenue to each element, or the software elements as a group, based on the relative selling price determined in accordance with the Company’s normal pricing and discounting practices for the specific element when sold separately for all multiple-element arrangements. For multiple-element license agreements that include more than one license to distinct technology that are separate units of accounting, the Company allocates revenue to each license based on the relative selling price of each deliverable. License fees related to existing technology with no continuing performance obligations are generally recognized upon license commencement and other license fees are generally recognized straight-line over the life of the license.  The Company primarily uses an estimate of selling price to allocate revenue for multiple-element license agreements based upon similar licenses, historical and estimated future sales volume, duration, and market conditions.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015‑16, “Business Combinations,” to simplify the accounting for measurement period adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company has early adopted ASU 2015‑16 and this adoption did not have a material impact on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015‑11, “Simplifying the Measurement of Inventory,” to simplify measurement of inventory by measuring inventory at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. The Company has early adopted ASU 2015‑11 and this adoption did not have a material impact on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015‑03, “Interest-Imputation of Interest,” to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts, whereas currently the debt issuance costs are presented as an asset. The Company expects to adopt ASU No. 2015‑03 in the fourth quarter of 2015. The Company does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015‑05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. Under application of this guidance, if a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. A customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The Company expects to adopt ASU No. 2015‑05 in the first quarter of 2016. The Company is currently assessing the impact of this update.

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities was as follows:

	September 27, 2015	December 28, 2014
	(In thousands)
Cash and cash equivalents	$698,073	$809,003
Short-term marketable securities	1,000,621	1,455,509
Long-term marketable securities	2,176,095	2,758,475
Total cash, cash equivalents and marketable securities	$3,874,789	$5,022,987

For certain of the Company’s financial assets and liabilities, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and those financial assets and liabilities are therefore excluded from the fair value tables below.

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	September 27, 2015				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$458,566	$—	$—	$458,566	$533,133	$—	$—	$533,133
Fixed income securities	7,640	3,194,942	—	3,202,582	25,162	4,213,599	—	4,238,761
Derivative assets	—	5,639	—	5,639	—	4,800	—	4,800
Total financial assets	$466,206	$3,200,581	$—	$3,666,787	$558,295	$4,218,399	$—	$4,776,694

Derivative liabilities	$—	$1,723	$—	$1,723	$—	$8,224	$—	$8,224
Total financial liabilities	$—	$1,723	$—	$1,723	$—	$8,224	$—	$8,224

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Condensed Consolidated Balance Sheets as follows:

	September 27, 2015				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents(1)	$458,566	$25,866	$—	$484,432	$533,133	$24,777	$—	$557,910
Short-term marketable securities	820	999,801	—	1,000,621	3,327	1,452,182	—	1,455,509
Long-term marketable securities	6,820	2,169,275	—	2,176,095	21,835	2,736,640	—	2,758,475
Other current assets	—	5,639	—	5,639	—	4,800	—	4,800
Total financial assets	$466,206	$3,200,581	$—	$3,666,787	$558,295	$4,218,399	$—	$4,776,694

Other current accrued liabilities	$—	$1,723	$—	$1,723	$—	$8,224	$—	$8,224
Total financial liabilities	$—	$1,723	$—	$1,723	$—	$8,224	$—	$8,224

(1)
Cash equivalents exclude cash holdings of $213.6 million and $251.1 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of September 27, 2015 and December 28, 2014, respectively.

During the nine months ended September 27, 2015 and during 2014, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 27, 2015 and December 28, 2014, the Company had no financial assets or liabilities categorized as Level 3 and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows:

	September 27, 2015				December 28, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$7,620	$20	$—	$7,640	$25,194	$—	$(32)	$25,162
U.S. government-sponsored agency securities	10,213	5	(1)	10,217	7,511	—	(18)	7,493
International government securities	57,274	97	(17)	57,354	82,033	—	(314)	81,719
Corporate notes and bonds	555,413	502	(921)	554,994	774,869	325	(2,052)	773,142
Asset-backed securities	136,022	137	(89)	136,070	171,221	42	(353)	170,910
Mortgage-backed securities	24,260	67	(20)	24,307	48,378	6	(173)	48,211
Municipal notes and bonds	2,405,506	6,964	(470)	2,412,000	3,124,189	9,733	(1,798)	3,132,124
Total available-for-sale investments	$3,196,308	$7,792	$(1,518)	$3,202,582	$4,233,395	$10,106	$(4,740)	$4,238,761

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of September 27, 2015, are summarized in the following table. Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury securities	$—	$—	$—	$—
U.S. government-sponsored agency securities	2,335	(1)	—	—
International government securities	11,707	(17)	—	—
Corporate notes and bonds	303,881	(910)	5,232	(11)
Asset-backed securities	58,579	(79)	6,466	(10)
Mortgage-backed securities	7,846	(13)	1,659	(7)
Municipal notes and bonds	266,730	(447)	8,614	(23)
Total	$651,078	$(1,467)	$21,971	$(51)

The gross unrealized loss related to these securities was due primarily to changes in interest rates. The gross unrealized loss on all available-for-sale fixed income securities at September 27, 2015 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the realized gains and (losses) on sales of available-for-sale securities:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Realized gains	$670	$3,388	$4,135	$8,098
Realized losses	(611)	(460)	(1,557)	(1,187)
Net realized gains	$59	$2,928	$2,578	$6,911

Fixed income securities by contractual maturity as of September 27, 2015 are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations or the Company has the option to demand payment.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$571,603	$572,651
After one year through five years	1,999,230	2,003,399
After five years through ten years	94,761	94,860
After ten years	530,714	531,672
Total	$3,196,308	$3,202,582

Financial Instruments. For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and fair values, which are based on quoted market prices. As of September 27, 2015, the 1.5% Convertible Senior Notes due 2017 and the 0.5% Convertible Senior Notes due 2020 were both categorized as Level 1, based on the frequency of trading of each respective convertible note directly prior to the end of the third quarter of 2015. As of December 28, 2014, the 1.5% Convertible Senior Notes due 2017 was categorized as Level 1 and the 0.5% Convertible Senior Notes due 2020 was classified as Level 2, both based on the frequency of trading of each respective convertible note directly prior to the end of 2014. See Note 7, “Financing Arrangements,” regarding details of each convertible note presented.

	September 27, 2015		December 28, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
1.5% Convertible Senior Notes due 2017	$903,515	$1,197,304	$869,645	$1,948,721
0.5% Convertible Senior Notes due 2020	1,234,222	1,389,000	1,199,696	1,789,500
Total	$2,137,737	$2,586,304	$2,069,341	$3,738,221

Cost Method Investments. As of September 27, 2015, and December 28, 2014, the Company had aggregate net investments under the cost method of accounting of $38.1 million and $29.3 million, respectively, and these investments consisted of privately-held equity securities without a readily determinable fair value. These privately-held equity investments are reported under Other non-current assets in the Condensed Consolidated Balance Sheets.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.	Derivatives and Hedging Activities

Cash Flow Hedges. From time to time, the Company uses foreign exchange forward contracts designated as cash flow hedges to hedge a portion of future forecasted wafer purchases and research and development (“R&D”) expenses in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into cost of revenue or R&D expense in the same period or periods in which the cost of revenue or R&D expense is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the hedge effectiveness, is recognized immediately as other income (expense).

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

As of September 27, 2015, the notional amount and unrealized gain and loss on the effective portion of the outstanding foreign exchange forward contracts to purchase Japanese yen that are designated as cash flow hedges and sell Japanese yen that are designated as net investment hedges are shown in both Japanese yen and U.S. dollar, based upon the exchange rate at September 27, 2015, as follows:

	Notional Amount		Unrealized Gain (Loss)
	(Japanese yen, in billions)	(U.S. dollar, in thousands)	(U.S. dollar, in thousands)
Designated foreign exchange forward contracts:
Cash flow hedges	¥18.3	$151,800	$(91)
Net investment hedges	(20.0)	(165,523)	1,065
Total designated foreign exchange forward contracts	¥(1.7)	$(13,723)	$974

As of September 27, 2015, the maturities of the designated foreign exchange forward contract hedges were two months or less.

Other Derivatives. Other derivatives that are non-designated consist primarily of foreign exchange forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding foreign exchange forward contracts were marked-to-market at September 27, 2015 with realized and unrealized gains and losses included in other income (expense). As of September 27, 2015, the Company had foreign exchange forward contracts hedging balance sheet remeasurement exposures in British pounds, European euros, Japanese yen and Malaysian ringgits. Foreign exchange forward contracts were outstanding to buy and sell U.S. dollar-equivalents of approximately $414.3 million and $165.2 million in foreign currencies, respectively, based upon the exchange rates at September 27, 2015.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts. Gross fair value of derivative contracts was as follows:

	Derivative assets reported in
	Other Current Assets
	September 27, 2015	December 28, 2014
	(In thousands)
Foreign exchange forward contracts designated	$1,147	$—
Foreign exchange forward contracts not designated	4,492	4,800
Total derivatives	$5,639	$4,800

	Derivative liabilities reported in
	Other Current Accrued Liabilities
	September 27, 2015	December 28, 2014
	(In thousands)
Foreign exchange forward contracts designated	$213	$1,472
Foreign exchange forward contracts not designated	1,510	6,752
Total derivatives	$1,723	$8,224

As of September 27, 2015, the potential effect of rights of set-off associated with the above foreign exchange forward contracts would result in a net derivative asset balance of $4.1 million and an immaterial net derivative liability balance. As of December 28, 2014, the potential effect of rights of set-off would result in a net derivative asset balance of $2.8 million and a net derivative liability balance of $6.3 million.

Effect of Foreign Exchange Forward Contracts Designated as Cash Flow and Net Investment Hedges on the Condensed Consolidated Statements of Operations. All designated cash flow and net investment hedge derivative contracts were considered effective for each of the three and nine months ended September 27, 2015 and September 28, 2014. The impact of the effective portion of designated cash flow and net investment derivative contracts on the Company’s results of operations was as follows:

	Three months ended				Nine months ended
	Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from AOCI to earnings		Amount of gain recognized in OCI		Amount of loss reclassified from AOCI to earnings
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Foreign exchange forward contracts:
Cash flow hedges	$1,532	$(15,021)	$604	$(6,353)	$2,312	$3,897	$(13,151)	$(15,760)
Net investment hedges	(2,646)	—	—	—	2,986	—	—	—
Total foreign exchange forward contracts	$(1,114)	$(15,021)	$604	$(6,353)	$5,298	$3,897	$(13,151)	$(15,760)

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the forward points on foreign exchange contracts excluded for the purposes of cash flow hedging designation recognized in other income (expense):

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Foreign exchange forward contracts	$(152)	$(204)	$(358)	$(915)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Loss on foreign exchange forward contracts including forward point income	$(218)	$(5,869)	$(293)	$(2,594)
Gain (loss) from revaluation of foreign currency exposures hedged by foreign exchange forward contracts	(288)	4,676	(4,461)	1,926
Total effect of non-designated derivative contracts	$(506)	$(1,193)	$(4,754)	$(668)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.	Balance Sheet Information

Accounts Receivable, net. Accounts receivable, net was as follows:

	September 27, 2015	December 28, 2014
	(In thousands)
Accounts receivable	$955,938	$1,134,254
Allowance for doubtful accounts	(8,297)	(9,622)
Promotions, price protection and other activities	(207,004)	(282,156)
Total accounts receivable, net	$740,637	$842,476

Inventory. Inventory was as follows:

	September 27, 2015	December 28, 2014
	(In thousands)
Raw material	$391,015	$369,860
Work-in-process	120,674	138,594
Finished goods	273,597	189,557
Total inventory	$785,286	$698,011

Other Current Assets. Other current assets were as follows:

	September 27, 2015	December 28, 2014
	(In thousands)
Income tax receivables	$63,979	$18,579
Other tax-related receivables	78,629	84,432
Other non-trade receivables	23,058	69,033
Prepaid expenses	19,616	18,579
Other current assets	25,533	24,369
Total other current assets	$210,815	$214,992

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) were as follows:

	September 27, 2015	December 28, 2014
	(In thousands)
Notes receivable, Flash Partners Ltd.	$77,898	$12,454
Notes receivable, Flash Alliance Ltd.	272,230	292,677
Notes receivable, Flash Forward Ltd.	126,378	161,906
Investment in Flash Partners Ltd.	169,227	167,102
Investment in Flash Alliance Ltd.	251,855	249,459
Investment in Flash Forward Ltd.	81,361	79,219
Total notes receivable and investments in Flash Ventures	$978,949	$962,817

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

Other Non-current Assets. Other non-current assets were as follows:

	September 27, 2015	December 28, 2014
	(In thousands)
Prepaid tax on intercompany transactions	$30,626	$33,375
Long-term income tax receivable	19,099	—
Other non-current assets	81,865	75,302
Total other non-current assets	$131,590	$108,677

Other Current Accrued Liabilities. Other current accrued liabilities were as follows:

	September 27, 2015	December 28, 2014
	(In thousands)
Accrued payroll and related expenses	$139,144	$233,702
Taxes payable	40,643	74,079
Derivative contract payables	1,723	8,224
Other current accrued liabilities	155,579	190,288
Total other current accrued liabilities	$337,089	$506,293

Non-current Liabilities. Non-current liabilities were as follows:

	September 27, 2015	December 28, 2014
	(In thousands)
Income tax liabilities	$88,746	$132,320
Deferred revenue	19,032	31,066
Deferred tax liabilities	72	22,360
Other non-current liabilities	54,331	59,808
Total non-current liabilities	$162,181	$245,554

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the Condensed Consolidated Balance Sheets, and the activity was as follows:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Balance, beginning of period	$46,892	$48,742	$48,555	$43,624
Additions and adjustments to cost of revenue	3,229	1,746	10,806	14,104
Warranty liability assumed from acquisition	—	3,794	—	3,794
Usage	(4,352)	(6,794)	(13,592)	(14,034)
Balance, end of period	$45,769	$47,488	$45,769	$47,488

Additions and adjustments to cost of revenue included adjustments to certain warranty assumptions related to future potential claims. These adjustments resulted in a reduction to the overall future warranty exposure of $3.1 million in the nine months ended September 27, 2015 and $5.7 million in each of the three and nine months ended September 28, 2014.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Income (Loss). The following table presents the change in AOCI by component for the nine months ended September 27, 2015:

	Available-for-sale Investments	Foreign Currency Translation	Hedging Activities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 28, 2014	$3,359	$(197,252)	$(14,179)	$(208,072)
Other comprehensive income (loss) before reclassifications	3,486	(2,627)	2,312	3,171
Amount reclassified from AOCI	(2,578)	—	13,151	10,573
Tax effects	(278)	(2,737)	—	(3,015)
Balance at September 27, 2015	$3,989	$(202,616)	$1,284	$(197,343)

The significant amounts reclassified out of each component of AOCI were as follows:

	Three months ended		Nine months ended
AOCI Component	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	Statement of Operations Line Item
	(In thousands)
Unrealized gain on available-for-sale investments	$59	$2,928	$2,578	$6,911	Interest (expense) and other income (expense), net
Tax impact	(21)	(1,053)	(930)	(2,447)	Provision for income taxes
Unrealized gain on available-for-sale investments, net of tax	38	1,875	1,648	4,464
Unrealized holding gain (loss) on cash flow hedging activities:
Foreign exchange contracts	468	(6,190)	(13,287)	(15,240)	Cost of revenue
Foreign exchange contracts	136	(163)	136	(520)	Research and development
Gain (loss) on cash flow hedging activities	604	(6,353)	(13,151)	(15,760)
Total reclassifications for the period, net of tax	$642	$(4,478)	$(11,503)	$(11,296)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.	Goodwill and Intangible Assets

Goodwill. Goodwill balances as of September 27, 2015 and December 28, 2014 were as follows:

Carrying Amount
(In thousands)
Balance, beginning of year and end of period	$831,328

Intangible Assets. Intangible asset balances were as follows:

	September 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
	(In thousands)
Developed product technology	$451,560	$(174,693)	$—	$276,867
Customer relationships	64,600	(51,934)	—	12,666
Trademarks and trade names	62,500	(17,088)	—	45,412
Acquisition-related intangible assets	578,660	(243,715)	—	334,945
Technology licenses and patents	102,000	(93,667)	—	8,333
Total intangible assets subject to amortization	680,660	(337,382)	—	343,278
Acquired in-process research and development	61,000	—	(61,000)	—
Total intangible assets	$741,660	$(337,382)	$(61,000)	$343,278

	December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Developed product technology	$568,744	$(209,478)	$359,266
Customer relationships	64,600	(21,009)	43,591
Trademarks and trade names	62,500	(7,395)	55,105
Acquisition-related intangible assets	695,844	(237,882)	457,962
Technology licenses and patents	102,000	(78,611)	23,389
Total intangible assets subject to amortization	797,844	(316,493)	481,351
Acquired in-process research and development	61,000	—	61,000
Total intangible assets	$858,844	$(316,493)	$542,351

During the first quarter of 2015, $61.0 million of in-process research and development (“IPR&D”) was impaired. The Company performs tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may be impaired. In the first quarter of 2015, due to a decline in revenue from previous forecasts and changes to the product development schedule related to an IPR&D project from the Fusion‑io, Inc. (“Fusion‑io”) acquisition, the Company performed impairment tests on the acquisition-related amortizable intangible and IPR&D assets for this acquisition. In the first quarter of 2015, the Company reviewed the forecasts for the Fusion‑io IPR&D project and determined to cancel this project in order to reduce the number of platforms under development, resulting in no future attributable cash flows and a full impairment of the IPR&D asset of $61.0 million was recorded. The project was cancelled and resources were redirected towards the next-generation PCIe and converged enterprise platform. In testing the recoverability of the Fusion‑io acquisition-related amortizable intangible assets, the Company determined that there was no impairment. The impairment test is based upon the lowest level for which identifiable cash flows are available related to the intangible assets. In connection with the impairment analysis in the first quarter of 2015, the Company reduced the expected life of the acquisition-related amortizable developed technology intangible assets from the Fusion‑io acquisition from five years to four years, and will amortize the remaining net carrying amount of this developed technology intangible asset over the next 34 months. As of September 27, 2015, the net

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

book value of the Fusion‑io acquisition-related amortizable intangible assets was $253.7 million, some or all of which could be subject to impairment.

The annual expected amortization expense of intangible assets subject to amortization as of September 27, 2015 was as follows:

	Acquisition-related Intangible Assets	Technology Licenses and Patents
	(In thousands)
Year:
2015 (remaining 3 months)	$41,553	$5,000
2016	126,231	3,333
2017	107,176	—
2018	53,160	—
2019	6,825	—
Total intangible assets subject to amortization	$334,945	$8,333

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.	Financing Arrangements

The following table reflects the carrying values of the Company’s convertible debt:

	September 27, 2015	December 28, 2014
	(In thousands)
1.5% Notes due 2017	$996,715	$996,788
Less: Unamortized bond discount	(93,200)	(127,143)
Net carrying amount of 1.5% Notes due 2017	903,515	869,645

0.5% Notes due 2020	1,500,000	1,500,000
Less: Unamortized bond discount	(265,778)	(300,304)
Net carrying amount of 0.5% Notes due 2020	1,234,222	1,199,696
Total convertible debt	2,137,737	2,069,341
Less: Convertible short-term debt	—	(869,645)
Convertible long-term debt	$2,137,737	$1,199,696

1.5% Convertible Senior Notes Due 2017. In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017 (“1.5% Notes due 2017”) at par. The 1.5% Notes due 2017 may be converted, under certain circumstances, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents 19.1 million shares at an initial conversion price of approximately $52.37 per share). The 1.5% Notes due 2017 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of September 27, 2015, the conversion rate was adjusted for dividends paid to date to 19.7302 shares of common stock per $1,000 principal amount of notes (which represents 19.7 million shares at a conversion price of approximately $50.68 per share). The 1.5% Notes due 2017 may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in the Company’s stock price or in connection with a merger event. Under certain circumstances, the conversion rate will be increased for holders who elect to convert their 1.5% Notes due 2017 in connection with a merger event. The net proceeds to the Company from the sale of the 1.5% Notes due 2017 were $981.0 million.

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

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 1.5% Notes due 2017:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Contractual interest coupon	$3,738	$3,750	$11,214	$11,250
Amortization of bond issuance costs	665	667	1,994	2,000
Amortization of bond discount	11,270	10,558	33,348	31,248
Total interest cost recognized	$15,673	$14,975	$46,556	$44,498

The effective interest rate on the liability component of the 1.5% Notes due 2017 was 6.85% for each of the three and nine months ended September 27, 2015 and September 28, 2014. The remaining unamortized bond discount of $93.2 million as of September 27, 2015 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 1.9 years.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Convertibility of the 1.5% Notes due 2017 based on the Company’s common stock price is triggered when the stock price exceeds 130% of the conversion price for more than 20 days in the period of 30 consecutive trading days prior to the calendar quarter end, as set forth in the indenture. When the 1.5% Notes due 2017 are convertible, the carrying value is classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the equity component of the 1.5% Notes due 2017 is reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on the Condensed Consolidated Balance Sheet. The determination of whether or not the 1.5% Notes due 2017 are convertible based upon the Company’s stock price is performed on a calendar-quarter basis. The 1.5% Notes due 2017 were convertible during the calendar quarter ended December 31, 2014, and accordingly, the carrying value of the notes was reported as short-term debt as of December 28, 2014. Based upon the Company’s stock price, the 1.5% Notes due 2017 were not convertible during the calendar quarter ended September 30, 2015 and are not convertible during the calendar quarter ending December 31, 2015, and accordingly, the carrying value of the notes was reported as long-term debt as of September 27, 2015.

Based on the last closing price for the Company’s common stock as of September 27, 2015 of $50.86, if all of the 1.5% Notes due 2017 then outstanding were converted at the then-current conversion rate, approximately 68 thousand shares would be distributed to the holders.

During the three and nine months ended September 27, 2015, $5 thousand and $73 thousand, respectively, aggregate principal amount of the 1.5% Notes due 2017 (“Converted Notes”) was converted at the holders’ option. During the three and nine months ended September 27, 2015, with respect to the Converted Notes, the Company delivered cash of $5 thousand and $73 thousand, respectively, for the principal amount, and 10 shares and 515 shares, respectively, of the Company’s common stock with respect to conversion value greater than the principal amount. The Company recorded an immaterial loss during the three and nine months ended September 27, 2015 related to the partial extinguishment of the Converted Notes.

The Company pays cash interest at an annual rate of 1.5%, payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2011. Debt issuance costs were $18.7 million, of which $5.5 million was allocated to capital in excess of par value and $13.2 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 1.5% Notes due 2017. As of September 27, 2015, unamortized deferred issuance cost was $3.5 million.

Concurrently with the issuance of the 1.5% Notes due 2017, the Company purchased a convertible bond hedge in which counterparties initially agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through September 27, 2015, the counterparties agreed to sell to the Company up to approximately 19.7 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $50.68 per share as of September 27, 2015. This convertible bond hedge transaction will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the maturity date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. Cumulatively through September 27, 2015, the Company had received 27,134 shares of the Company’s common stock from the exercise of a portion of the convertible bond hedge related to the conversion of $3.3 million aggregate principal amount of the 1.5% Notes due 2017.

In addition, concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to purchase up to approximately 19.1 million shares of the Company’s common stock at an exercise price of $73.3250 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through September 27, 2015, holders of the warrants may acquire up to approximately 19.7 million shares of the Company’s common stock at a strike price of $70.9573 per share as of September 27, 2015. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. As of September 27, 2015, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

0.5% Convertible Senior Notes Due 2020. In October 2013, the Company issued and sold $1.5 billion in aggregate principal amount of 0.5% Convertible Senior Notes due October 15, 2020 (the “0.5% Notes due 2020”) at par. The 0.5% Notes due 2020 may be converted, under certain circumstances, based on an initial conversion rate of 10.8470 shares of common stock per $1,000 principal amount of notes (which represents 16.3 million shares at an initial conversion price of approximately $92.19 per share). The 0.5% Notes due 2020 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of September 27, 2015, the conversion rate was adjusted for dividends in excess of $0.225 per share paid to date to 10.9006 shares of common stock per $1,000 principal amount of notes (which represents 16.4 million shares at a conversion price of approximately $91.74 per share). The 0.5% Notes due 2020 may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in the Company’s stock price or in connection with a merger event. Under certain circumstances, the conversion rate will be increased for holders who elect to convert their 0.5% Notes due 2020 in connection with a merger event. The net proceeds to the Company from the sale of the 0.5% Notes due 2020 were approximately $1.48 billion.

The Company separately accounts for the liability and equity components of the 0.5% Notes due 2020. The principal amount of the liability component of $1.15 billion as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 4.43%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of September 27, 2015, the carrying value of the equity component of $352.0 million was unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of bond issuance costs and amortization of the bond discount on the liability component of the 0.5% Notes due 2020:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Contractual interest coupon	$1,875	$1,875	$5,625	$5,625
Amortization of bond issuance costs	627	627	1,882	1,924
Amortization of bond discount	11,433	10,936	34,085	32,334
Total interest cost recognized	$13,935	$13,438	$41,592	$39,883

The effective interest rate on the liability component of the 0.5% Notes due 2020 was 4.43% for each of the three and nine months ended September 27, 2015 and September 28, 2014. The remaining unamortized bond discount of $265.8 million as of September 27, 2015 will be amortized over the remaining life of the 0.5% Notes due 2020, which is approximately 5.1 years. As of September 27, 2015, the 0.5% Notes due 2020 were not convertible.

The Company pays cash interest at an annual rate of 0.5%, payable semi-annually on April 15 and October 15 of each year, beginning April 15, 2014. Debt issuance costs were $17.6 million, of which $4.1 million was allocated to capital in excess of par value and $13.5 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 0.5% Notes due 2020. As of September 27, 2015, unamortized deferred issuance cost was $9.8 million.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concurrently with the issuance of the 0.5% Notes due 2020, the Company purchased a convertible bond hedge in which counterparties agreed to sell to the Company up to approximately 16.3 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through September 27, 2015, the counterparties agreed to sell to the Company up to approximately 16.4 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $91.74 per share as of September 27, 2015. This convertible bond hedge transaction will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. As of September 27, 2015, the Company had not purchased any shares under this convertible bond hedge agreement. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 0.5% Notes due 2020, on the maturity date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 0.5% Notes due 2020.

In addition, concurrent with the issuance of the 0.5% Notes due 2020, the Company sold warrants to purchase up to approximately 16.3 million shares of the Company’s common stock at an exercise price of $122.9220 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through September 27, 2015, holders of the warrants may acquire up to approximately 16.4 million shares of the Company’s common stock at a strike price of $122.3181 per share as of September 27, 2015. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021 and are exercisable at the maturity date. At each maturity date, the Company may, at its option, elect to settle the warrants on a net share basis. As of September 27, 2015, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.	Stock Repurchases

The Company’s Board of Directors authorized in October 2011 a program to repurchase up to $500.0 million of shares of the Company’s common stock. The stock repurchase program was increased by an additional $750.0 million by the Company’s Board of Directors in December 2012 and was fully expended by the end of the third quarter of 2013.  In July 2013, the Company’s Board of Directors authorized a new stock repurchase program of $2.50 billion, and in January 2015, the Company’s Board of Directors increased the stock repurchase program by an additional $2.50 billion. As of September 27, 2015, $1.88 billion remained available for stock repurchases; however, due to the pending acquisition of the Company by Western Digital, the Company has suspended all stock repurchases under this program. See Note 1, “Organization and Summary of Significant Accounting Policies–Pending Acquisition by Western Digital Corporation.”

Under the Company’s stock repurchase programs, from the fourth quarter of 2011 through September 27, 2015, the Company spent an aggregate $4.37 billion to repurchase 62.9 million shares at an average stock price of $69.58 per share. Included in the aggregate repurchase activity are 17.5 million shares that were repurchased at an average stock price of $71.31 per share for an aggregate amount of $1.25 billion during the nine months ended September 27, 2015. Share repurchases during the three months ended September 27, 2015 were 4.5 million shares at an average stock price of $55.79 per share for an aggregate amount of $250 million. In addition to repurchases under the Company’s stock repurchase program, during the nine months ended September 27, 2015, the Company spent $42.2 million to settle employee tax withholding obligations due upon the vesting of restricted stock units (“RSUs”) and withheld an equivalent value of shares from the shares provided to the employees upon vesting.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.	Stockholders’ Equity and Share‑based Compensation

Dividends

During the nine months ended September 27, 2015, the Company’s Board of Directors declared the following dividends:

Declaration Date	Dividend per Share	Record Date	Total Amount Declared	Payment Date
			(In millions)
January 20, 2015	$0.30	March 2, 2015	$65.9	March 23, 2015
April 14, 2015	$0.30	May 4, 2015	$64.0	May 26, 2015
July 20, 2015	$0.30	August 3, 2015	$61.3	August 25, 2015

The Company has suspended the declaration of future cash dividends due to the pending acquisition of the Company by Western Digital. See Note 1, “Organization and Summary of Significant Accounting Policies–Pending Acquisition by Western Digital Corporation.”

Share-based Benefit Plans

Share-based Plans. The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employee service providers. This program includes incentive and non-statutory stock option awards, stock appreciation right awards (“SARs”), restricted stock unit (“RSU”) awards, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals receive option grants or other stock awards at designated intervals over their period of board service. These awards are granted under various share incentive plans, all of which are stockholder approved. Stock option awards generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 12 quarters of continued service. RSU awards generally vest in equal annual installments over a four-year period. Grants to non-employee board members generally vest in one installment on the earlier of (i) the first anniversary of the grant date or (ii) the day immediately preceding the next annual meeting of the Company’s stockholders following the grant date. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lower.

Valuation Assumptions

Option Plan Shares. The fair value of the Company’s stock options granted to employees, officers and non-employee board members was estimated using the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Dividend yield	2.16%	1.14%	1.52% - 2.16%	1.14% - 1.25%
Expected volatility	0.33	0.31	0.32	0.32
Risk-free interest rate	1.31%	1.30%	1.19%	1.27%
Expected term	4.1 years	4.2 years	4.2 years	4.4 years
Estimated annual forfeiture rate	8.20%	8.79%	8.20%	8.79%
Weighted-average fair value at grant date	$13.92	$21.76	$19.29	$18.84

RSU Plan Shares. The fair value of the Company’s RSU awards granted was based upon the closing price of the Company’s stock price on the date of grant.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Stock Purchase Plan Shares. The fair value of shares issued under the Company’s ESPP program was estimated using the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Dividend yield	2.16%	1.14%	1.52% - 2.16%	1.14% - 1.25%
Expected volatility	0.35	0.33	0.35	0.31
Risk-free interest rate	0.24%	0.05%	0.17%	0.07%
Expected term	½ year	½ year	½ year	½ year
Weighted-average fair value at purchase date	$14.10	$22.52	$16.55	$19.39

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and SARs activities under all of the Company’s share-based compensation plans as of September 27, 2015 and changes during the nine months ended September 27, 2015 are presented below:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options and SARs outstanding as of December 28, 2014	4,090	$51.94	4.5	$202,044
Granted	998	$81.17
Exercised	(505)	$36.79		$18,290
Forfeited	(167)	$65.38
Expired	(10)	$55.33
Options and SARs outstanding as of September 27, 2015	4,406	$59.78	4.4	$18,009
Options and SARs vested and expected to vest after September 27, 2015, net of forfeitures	4,195	$58.99	4.3	$17,959
Options and SARs exercisable as of September 27, 2015	2,202	$48.80	3.3	$16,422

As of September 27, 2015, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $32.2 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.4 years. As of September 27, 2015, the Company had fully expensed all of its SAR awards.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plans during the nine months ended September 27, 2015 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Fair Market Value (1)
	(In thousands)		(In thousands)
Non-vested share units as of December 28, 2014	5,587	$67.18
Granted	2,338	$79.41
Vested	(1,775)	$61.92	$137,367
Forfeited	(644)	$76.20
Non-vested share units as of September 27, 2015	5,506	$72.98

(1)	Aggregate Fair Market Value represents the aggregated market value of RSUs vested during the period as of their individual vest dates.

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

As of September 27, 2015, the total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was approximately $280.6 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.6 years.

Employee Stock Purchase Plan. As of September 27, 2015, the total unrecognized compensation cost related to ESPP was approximately $4.6 million, and this amount is expected to be recognized over a period of five months.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Share‑based compensation expense by caption:
Cost of revenue	$5,479	$4,001	$14,563	$10,118
Research and development	20,600	21,469	63,952	54,644
Sales and marketing	8,701	13,800	28,184	27,261
General and administrative	6,576	10,925	20,489	22,651
Total share‑based compensation expense	41,356	50,195	127,188	114,674
Total tax benefit recognized	(10,517)	(14,122)	(32,987)	(31,931)
Decrease in net income	$30,839	$36,073	$94,201	$82,743

Share‑based compensation expense by type of award:
Stock options	$5,880	$11,158	$20,605	$27,053
RSUs	32,386	35,540	97,082	78,995
ESPP	3,090	3,497	9,501	8,626
Total share‑based compensation expense	41,356	50,195	127,188	114,674
Total tax benefit recognized	(10,517)	(14,122)	(32,987)	(31,931)
Decrease in net income	$30,839	$36,073	$94,201	$82,743

Share-based compensation expense of $4.8 million and $4.3 million related to manufacturing personnel was capitalized into inventory as of September 27, 2015 and December 28, 2014, respectively.

The total grant date fair value of options and RSUs vested during the period was as follows:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Options	$4,760	$11,364	$21,933	$29,207
RSUs	18,651	17,218	109,871	75,308
Total grant date fair value of options and RSUs vested during the period	$23,411	$28,582	$131,804	$104,515

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.	Restructuring and Other

The Company recorded the following in Restructuring and other:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Restructuring plans
2014 Restructuring Plan	$(9)	$10,058	$4,036	$10,058
2015 Restructuring Plan	748	—	10,349	—
Total restructuring costs	739	10,058	14,385	10,058

Other costs	136	14,926	36,777	14,926
Total restructuring and other	$875	$24,984	$51,162	$24,984

Restructuring Costs.

2014 Restructuring Plan. During 2014, the Company implemented a restructuring plan which primarily consisted of reductions in workforce in certain functions of the organization, in the U.S. and certain foreign countries, and losses on excess lease obligations, related to redundant activities due to the acquisition of Fusion‑io, as well as the realignment of certain projects. Restructuring charges and adjustments under this plan for the three and nine months ended September 27, 2015 were related primarily to an excess lease obligation, and severance and benefits for involuntary terminations. Restructuring charges under this plan for the three and nine months ended September 28, 2014 were related primarily to severance and benefits for involuntary terminations, asset disposals and excess lease obligations. All expenses, including adjustments, associated with the restructuring plan are included in Restructuring and other in the Condensed Consolidated Statements of Operations.

The following table sets forth an analysis of the components of the restructuring charges, adjustments and payments made against the reserve as of September 27, 2015:

	Severance and Benefits	Other Charges	Total
	(In thousands)
Accrual balance at December 28, 2014	$4,771	$40	$4,811
Charges	1,154	3,135	4,289
Adjustments	(213)	(40)	(253)
Cash payments	(5,612)	(250)	(5,862)
Non-cash items	—	(1,285)	(1,285)
Accrual balance at September 27, 2015	$100	$1,600	$1,700

The majority of the remaining restructuring reserve relates to an excess lease obligation, which the Company anticipates will be paid over the remaining lease term through year 2021.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2015 Restructuring Plan. During the second quarter of 2015, the Company implemented a restructuring plan which consisted of global reductions in workforce in manufacturing operations, research and development, sales and marketing, and general and administrative functions, related to business conditions and a realignment of certain projects (the “2015 Restructuring Plan”). Restructuring charges and adjustments under this plan for the three and nine months ended September 27, 2015 were related to severance and benefits for involuntary terminations of personnel of 290 employees. All expenses, including adjustments, associated with the restructuring plan are included in Restructuring and other in the Condensed Consolidated Statements of Operations.

The following table sets forth an analysis of the components of the restructuring charges, adjustments and payments made against the reserve as of September 27, 2015:

Severance and Benefits
(In thousands)
Accrual balance at December 28, 2014	$—
Charges	10,534
Adjustments	(185)
Cash payments	(9,350)
Accrual balance at September 27, 2015	$999

The Company anticipates that the majority of the remaining restructuring reserve balance will be paid out in cash by the middle of 2016.

Other Costs. During the three and nine months ended September 27, 2015, the Company recognized other costs of $0.1 million and $36.8 million, respectively, related primarily to legal settlements and also to Fusion‑io post-merger integration expenses. During the three and nine months ended September 28, 2014, the Company recognized other costs of $14.9 million related to the Fusion‑io acquisition and post-merger integration.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.	Provision for Income Taxes

The following table presents the provision for income taxes and the effective tax rate:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands, except percentages)
Provision for income taxes	$81,205	$110,258	$85,968	$379,980
Tax rate	37.9%	29.6%	25.4%	32.1%

The provision for income taxes for the three and nine months ended September 27, 2015 prior to discrete items differs from the U.S. statutory tax rate of 35% due primarily to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to the Company’s Chinese, Irish, Israeli, Japanese and Malaysian entities. Earnings in these countries, where tax rates are lower than the U.S. statutory rate, contributed to the majority of the difference between the rate of the Company’s tax provision and the U.S. statutory tax rate. The higher effective tax rate for the three months ended September 27, 2015 compared with the same period in 2014, is primarily related to a benefit recorded as a result of tax audit settlements during the three months ended September 28, 2014. The lower effective tax rate for the nine months ended September 27, 2015, compared to the same period in 2014, is primarily attributable to higher tax benefits during the nine months ended September 27, 2015, resulting from tax audit settlements. As of September 27, 2015, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

As of September 27, 2015, the Company had not made a provision for U.S. income taxes or foreign withholding taxes on $1.24 billion of undistributed earnings of foreign subsidiaries as the Company intends to indefinitely reinvest these earnings outside the U.S. to fund its international capital expenditures and operating requirements. The Company determined that it is not practicable to calculate the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings. If these earnings were distributed to the U.S., the Company would be subject to additional U.S. income taxes and foreign withholding taxes reduced by any available foreign tax credits.

Unrecognized tax benefits were $98.1 million and $125.2 million as of September 27, 2015 and December 28, 2014, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $74.9 million at September 27, 2015. Income tax expense for the three and nine months ended September 27, 2015 included expense of $1.2 million of interest and penalties and a benefit of $7.7 million from a reversal of interest and penalties, respectively. Interest and penalties included in income tax expense were immaterial for each of the three and nine months ended September 28, 2014. It is reasonably possible that the unrecognized tax benefits could decrease by approximately $10.0 million within the next 12 months as a result of the expiration of statutes of limitations and potential settlements of tax authority examinations. The Company is currently under audit by several tax authorities in which the timing of the resolution and/or closure of these audits is highly uncertain. Therefore it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing as of September 27, 2015.

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. During the nine months ended September 27, 2015, the Company received and signed the closing agreement with the Internal Revenue Service (“IRS”) related to the examination of the Company’s federal income tax returns for 2009 through 2011, and finalized audits for certain periods with the California Franchise Tax Board and other various states’ tax authorities. The Company is currently under audit by various state and international tax authorities. The Company cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not materially harm the Company’s financial position, results of operations or liquidity.

The Company has tax holidays in Malaysia that begin to expire in December 2028. The impact of the tax holidays was immaterial to all periods presented.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands, except per share amounts)
Numerator for basic net income per share:
Net income	$133,011	$262,661	$253,009	$805,555
Denominator for basic net income per share:
Weighted-average common shares outstanding	203,118	222,201	207,094	224,530
Basic net income per share	$0.65	$1.18	$1.22	$3.59

Numerator for diluted net income per share:
Net income	$133,011	$262,661	$253,009	$805,555
Denominator for diluted net income per share:
Weighted-average common shares outstanding	203,118	222,201	207,094	224,530
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and ESPP (assuming proceeds would be used to purchase common stock), and RSUs	933	4,183	2,061	3,401
1.5% Notes due 2017 and 0.5% Notes due 2020	1,736	9,193	5,088	7,961
Warrants issued in conjunction with the 1.5% Notes due 2017	—	5,108	—	3,383
Shares used in computing diluted net income per share	205,787	240,685	214,243	239,275
Diluted net income per share	$0.65	$1.09	$1.18	$3.37

Anti-dilutive shares excluded from net income per share calculation	59,006	16,475	56,126	33,581

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt.

Diluted earnings per share in the three and nine months ended September 27, 2015 include the dilutive effects of stock options, SARs, RSUs, ESPP, the 1.5% Notes due 2017, and warrants issued in conjunction with the 1.5% Notes due 2017. Certain common stock issuable under stock options, RSUs, the 0.5% Notes due 2020, and warrants issued in conjunction with the 1.5% Notes due 2017 and 0.5% Notes due 2020, have been omitted from the three and nine months ended September 27, 2015 diluted net income per share calculation because the inclusion is considered anti-dilutive. Diluted earnings per share in the three and nine months ended September 28, 2014 include the dilutive effects of stock options, SARs, RSUs, ESPP, the 1.5% Notes due 2017, the 0.5% Notes due 2020 and warrants issued in conjunction with the 1.5% Notes due 2017. Certain common stock issuable under stock options, RSUs and warrants issued in conjunction with the 0.5% Notes due 2020, have been omitted from the three and nine months ended September 28, 2014 diluted net income per share calculation because the inclusion is considered anti-dilutive.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13.	Commitments, Contingencies and Guarantees

Flash Ventures

Flash Ventures, the Company’s business ventures with Toshiba Corporation (“Toshiba”), consists of three separate legal entities: Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. The Company has a 49.9% ownership interest in each of these entities and Toshiba owns 50.1% of each of these entities. Through these ventures, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products, which are manufactured by Toshiba at its wafer fabrication facilities located in Yokkaichi, Japan, using semiconductor manufacturing equipment owned or leased by Flash Ventures. The entities within Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its ownership position in each Flash Ventures entity under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Ventures’ NAND wafer supply, which generally equals 50% of Flash Ventures’ output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% to 50% of Flash Ventures’ costs to the extent that Flash Ventures’ revenue from wafer sales to the Company and Toshiba are insufficient to cover these costs.

Flash Partners. Flash Partners Ltd. (“Flash Partners”) was formed in 2004. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan. As of September 27, 2015, the Company had notes receivable from Flash Partners of $77.9 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners with the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” As of September 27, 2015 and December 28, 2014, the Company had an equity investment in Flash Partners of $169.2 million and $167.1 million, respectively, denominated in Japanese yen, adjusted by ($7.7) million and ($7.3) million, respectively, of cumulative translation adjustments recorded in AOCI. Flash Partners’ share of the Fab 3 fabrication facility is fully equipped.

Flash Alliance. Flash Alliance Ltd. (“Flash Alliance”) was formed in 2006. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan. As of September 27, 2015, the Company had notes receivable from Flash Alliance of $272.2 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance with the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” As of September 27, 2015 and December 28, 2014, the Company had an equity investment in Flash Alliance of $251.9 million and $249.5 million, respectively, denominated in Japanese yen, adjusted by ($46.1) million and ($45.5) million, respectively, of cumulative translation adjustments recorded in AOCI. Flash Alliance’s share of the Fab 4 fabrication facility is fully equipped.

Flash Forward. Flash Forward Ltd. (“Flash Forward”) was formed in 2010. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan. Fab 5 was built in two phases. Phase 1 of Fab 5 is fully equipped. Phase 2 of Fab 5 is partially equipped. Phase 2 is being used for technology transition of the existing Flash Ventures wafer capacity to 1Y‑nanometer and 15‑nanometer technology nodes, wafer capacity expansion and a 3‑dimensional NAND (“3D NAND”) pilot line. An expansion of approximately 5% of Flash Ventures wafer capacity was completed in Fab 5 during the second quarter of 2015. As of September 27, 2015, the Company had notes receivable from Flash Forward of $126.4 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward with the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” As of September 27, 2015 and December 28, 2014, the Company had an equity investment in Flash Forward of $81.4 million and $79.2 million, respectively, denominated in Japanese yen, adjusted by ($28.6) million and ($28.4) million, respectively, of cumulative translation adjustments recorded in AOCI.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Fab 2. In October 2015, the Company entered into a facility agreement (“New Fab 2 Agreement”) with Toshiba related to the construction and operation of Toshiba’s “New Fab 2” fabrication facility, which is primarily intended to provide space to convert a portion of the current Fab 3, Fab 4 and Fab 5 2D NAND capacity to 3D NAND, with expected readiness of the facility in the first calendar quarter of 2016. Under the New Fab 2 Agreement, the Company is committed to 50% of New Fab 2’s start-up costs, as well as 50% of the initial production ramp in New Fab 2. The Company’s share of the initial commitment is expected to result in equipment investments and start-up costs totaling approximately $600 million, to be incurred primarily through 2016. The Company is also required under the New Fab 2 Agreement to prepay approximately $42 million in October 2015 toward the New Fab 2 building depreciation, to be credited against future wafer charges.

Inventory Purchase Commitments with Flash Ventures. Purchase orders placed under Flash Ventures for up to three months are binding and cannot be canceled. These outstanding purchase commitments are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table.

Off-Balance Sheet Liabilities

Flash Ventures. Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements of which the Company guarantees half of the total outstanding obligations. As of September 27, 2015, the total amount of the Company’s guarantee obligation of Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 92.4 billion Japanese yen, or approximately $766 million, based upon the exchange rate at September 27, 2015.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of September 27, 2015, the Company’s stockholders’ equity of $5.63 billion was in compliance with the related covenant under Flash Ventures’ master lease agreements. If the Company’s stockholders’ equity were to fall below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under its master lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the Company’s guarantee obligations under the master lease agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantees under such Flash Ventures master lease agreements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both initial and refinanced leases) in both Japanese yen and U.S. dollar-equivalent based upon the exchange rate at September 27, 2015:

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Japanese yen, in billions)	(U.S. dollar, in thousands)
Flash Partners:
March 2012	Refinanced	¥0.4	$3,779	2015
March 2014	Initial	3.9	32,181	2019
December 2014	Initial	2.9	24,045	2019
		7.2	60,005
Flash Alliance:
March 2012	Initial	3.9	32,532	2017
July 2012	Refinanced	7.1	59,195	2017
March 2014	Initial	3.8	31,291	2019
May 2014	Initial	5.0	41,813	2019
August 2014	Initial	5.4	44,599	2019
December 2014	Initial	4.5	37,019	2019
March 2015	Initial	9.5	78,330	2020
June 2015	Initial	7.0	58,007	2020
August 2015	Initial	4.5	37,291	2020
September 2015	Initial	4.0	33,146	2020
		54.7	453,223
Flash Forward:
November 2011	Initial	5.8	48,247	2016
March 2012	Initial	3.7	30,450	2017
July 2012	Initial	1.5	12,240	2017
December 2014	Initial	4.5	37,291	2019
June 2015	Initial	5.0	41,435	2020
August 2015	Initial	7.5	62,153	2020
September 2015	Initial	2.5	20,717	2020
		30.5	252,533
Total guarantee obligations		¥92.4	$765,761

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of September 27, 2015 in U.S. dollars based upon the Japanese yen to U.S. dollar exchange rate at September 27, 2015:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(In thousands)
Year 1	$186,838	$9,415	$196,253
Year 2	153,302	52,309	205,611
Year 3	111,562	32,025	143,587
Year 4	82,368	31,470	113,838
Year 5	44,284	57,482	101,766
Year 6	1,329	3,377	4,706
Total guarantee obligations	$579,683	$186,078	$765,761

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged IP infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third‑party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of September 27, 2015 and December 28, 2014, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers and employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. The Company had no liabilities recorded for these agreements as of September 27, 2015 and December 28, 2014, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into patent indemnification agreements under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. These agreements provide limited protection for the Company against third‑party claims that NAND flash memory products manufactured and sold by Flash Ventures infringe third‑party patents. The Company has not made any indemnification payments under any such agreements. As of September 27, 2015 and December 28, 2014, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at September 27, 2015, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of September 27, 2015 were as follows:

	Total		1 Year (Remaining 3 months in 2015)	2 - 3 Years (2016 and 2017)	4 - 5 Years (2018 and 2019)	More than 5 Years (Beyond 2019)
	(In thousands)
Facility and other operating leases	$60,487	(4)	$4,440	$25,689	$16,078	$14,280
Flash Ventures and other related commitments(1)	3,964,269	(4)(5)	339,239	2,108,923	1,035,173	480,934
Convertible senior notes(2)	2,567,867		3,750	1,041,617	15,000	1,507,500
Noncancelable production purchase commitments(3)	248,424	(4)	247,814	610	—	—
Capital equipment purchase commitments	42,208		38,982	3,226	—	—
Operating expense commitments	45,874		40,859	5,015	—	—
Total contractual cash obligations	$6,929,129		$675,084	$3,185,080	$1,066,251	$2,002,714

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

(4)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at September 27, 2015.

(5)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

The Company has excluded $88.7 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at September 27, 2015. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

As discussed previously, if the merger agreement with Western Digital is terminated under specific circumstances, the Company may be required to pay Western Digital up to approximately $553 million. In addition, the merger agreement requires the Company to pay a fee of approximately $184 million if either Western Digital or the Company terminates the merger due to the Company’s stockholders failure to approve this merger. See Note 1, “Organization and Summary of Significant Accounting Policies–Pending Acquisition by Western Digital Corporation.”

Off-Balance Sheet Arrangements. Off-balance sheet arrangements were as follows:

September 27, 2015
(In thousands)
Guarantee of Flash Ventures equipment leases (1)	$765,761

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 92.4 billion Japanese yen, or approximately $766 million based upon the exchange rate at September 27, 2015.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from 2015 through 2025. Future minimum lease payments are presented below:

Future minimum lease payments
(In thousands)
Year:
2015 (Remaining 3 months)	$4,586
2016	14,362
2017	11,473
2018	9,111
2019	6,967
2020 and thereafter	14,280
Operating leases, gross	60,779
Sublease income to be received in the future under noncancelable subleases	(292)
Operating leases, net	$60,487

Net rent expense was as follows:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Rent expense, net	$3,105	$5,058	$10,180	$8,225

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14.	Related Parties and Strategic Investments

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

The Company purchased NAND flash memory wafers from Flash Ventures and made investments and loans to Flash Ventures totaling $464.6 million and $1.44 billion during the three and nine months ended September 27, 2015, respectively. The Company received loan repayments from Flash Ventures of $40.8 million and $217.0 million during the three and nine months ended September 27, 2015, respectively. The Company purchased NAND flash memory wafers from Flash Ventures and made investments and loans to Flash Ventures totaling $451.3 million and $1.44 billion during the three and nine months ended September 28, 2014, respectively. The Company received loan repayments from Flash Ventures of $14.5 million and $126.8 million during the three and nine months ended September 28, 2014, respectively.

At September 27, 2015 and December 28, 2014, the Company had accounts payable balances due to Flash Ventures of $143.3 million and $136.1 million, respectively.

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

	September 27, 2015	December 28, 2014
	(In millions)
Notes receivable	$477	$467
Equity investments	502	496
Operating lease guarantees	766	551
Maximum estimable loss exposure	$1,745	$1,514

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

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, former SanDisk Corporation Chief Executive Officer, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss, which resulted in Dr. Harari being dismissed as a defendant. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) for the portion of the District Court’s Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On November 20, 2012, the Federal Circuit affirmed the District Court’s order denying SanDisk’s motion to dismiss. On December 2, 2012, the Federal Circuit issued its mandate returning the case to the District Court. On July 5, 2013, the District Court granted Ritz’s motion to substitute in Albert Giuliano, the Chapter 7 Trustee of the Ritz bankruptcy estate, as the plaintiff in this case. On October 1, 2013, the District Court granted the Trustee’s motion for leave to file a third amended complaint, which adds CPM Electronics Inc. and E.S.E. Electronics, Inc. as named plaintiffs. On September 19, 2014, the District Court granted the plaintiffs’ motion for leave to file a fourth amended complaint, which adds a cause of action for attempted monopolization and adds MFLASH as a named plaintiff. The plaintiffs filed a motion for class certification, and the Company filed a motion for summary judgment as to all of the plaintiffs’ asserted claims. On May 14, 2015, the District Court granted in part and denied in part plaintiffs’ motion for class certification. On June 22, 2015, the District Court denied the Company’s motion for summary judgment without prejudice to refile its motion once the class notice has been approved and the period for class members to opt out has expired. After the opt-out period expired, the Company renewed its motion for summary judgment, which motion has yet to be heard.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Samsung Federal Antitrust Action Against Panasonic and SD‑3C. On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action in the U.S. District Court for the Northern District of California (the “District Court”) alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and SD‑3C, LLC (“SD‑3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws relating to the licensing practices and operations of SD‑3C. The complaint seeks an injunction against collection of Secure Digital (“SD”) card royalties, treble damages, restitution, pre- and post-judgment interest, costs, and attorneys’ fees, as well as a declaration that Panasonic and SD‑3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable. The Company is not named as a defendant in this case, but it established SD‑3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning the Company. As a member of SD‑3C, the Company may be responsible for a portion of any monetary award. Other requested relief, including an injunction or declaration of patent misuse, could result in a loss of revenue to the Company. The defendants filed a motion to dismiss on September 24, 2010, and Samsung filed a first amended complaint on October 14, 2010. On August 25, 2011, the District Court dismissed the patent misuse claim with prejudice but gave Samsung leave to amend its other claims. Samsung filed a second amended complaint on September 16, 2011. On January 3, 2012, the District Court granted the defendants’ motion to dismiss Samsung’s complaint without leave to amend. Samsung appealed. On April 4, 2014, the U.S. Court of Appeals for the Ninth Circuit (the “Appeals Court”) issued a decision reversing the District Court’s dismissal on statute of limitations grounds and remanding the case to the District Court for further proceedings. The Appeals Court denied the defendants’ petition for rehearing and issued its mandate to send the case back to the District Court. On November 12, 2014, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court, which the U.S. Supreme Court subsequently denied. Samsung filed a third amended complaint on January 20, 2015. On February 13, 2015, the defendants filed a motion to dismiss, which the District Court granted with respect to certain antitrust allegations, with leave to amend, and with respect to Panasonic’s U.S. subsidiary and denied in all other respects on September 30, 2015. Discovery remains stayed until after completion of the pleading stage.

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California (the “District Court”) on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, LLC (“SD‑3C”), Panasonic Corporation, Panasonic Corporation of North America, Toshiba and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antitrust and unfair competition laws, and common law. The complaint seeks an injunction of the challenged conduct, dissolution of “the cooperation agreements, joint ventures and/or cross-licenses alleged herein,” treble damages, restitution, disgorgement, pre- and post-judgment interest, costs, and attorneys’ fees. The plaintiffs allege that the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused the plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On May 21, 2012, the District Court granted the defendants’ motion to dismiss the complaint with prejudice. The plaintiffs appealed. On May 14, 2014, the appeals court issued a decision reversing the District Court’s dismissal on statute of limitations grounds and remanding the case to the District Court for further proceedings. The appeals court denied the defendants’ petition for rehearing and issued its mandate to send the case back to the District Court. On December 1, 2014, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court, which the U.S. Supreme Court subsequently denied. On February 3, 2015, the plaintiffs filed a second amended complaint in the District Court. On February 27, 2015, the defendants filed a motion to dismiss, which the District Court granted, with leave to amend, on September 30, 2015. Discovery remains stayed until after completion of the pleading stage.

Trade Secret Litigation Against SK Hynix Inc., et al. On March 13, 2014, the Company filed a civil action in Santa Clara Superior Court in California against SK Hynix Inc. (“Hynix”) and certain related entities for trade secret misappropriation arising from the theft of trade secrets by a former employee of the Company and the defendants’ wrongful receipt and use of such information. The lawsuit seeks damages, an injunction and other remedies. Additionally, in March 2014, SanDisk submitted a criminal complaint to the Tokyo Metropolitan Police Department against the former employee. On April 3, 2014, the former employee was indicted by the Tokyo District Public Prosecutor’s Office for theft of trade secrets. The former employee’s criminal trial was held in January 2015. The former employee was convicted and, in March 2015, was sentenced to five years of imprisonment and a fine of 3 million Japanese yen. His appeal of the conviction was dismissed by the Tokyo High Court on September 4, 2015, and he is currently imprisoned.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2014, the Company moved for a preliminary injunction requiring Hynix to stop using any of the Company’s information received from the former employee and to return stolen Company material. On July 1, 2014, the court issued a preliminary injunction prohibiting Hynix from using or disclosing trade secret information that originated from materials taken by the former employee and ordering Hynix to provide certain information to the Company’s counsel to facilitate the identification of those documents taken by the former employee that are in Hynix’s possession. The order does not preclude Hynix from continuing to sell NAND flash products that it has already qualified for commercial sale. Hynix filed a notice of appeal of the court’s preliminary injunction and also moved to stay enforcement of the order pending the appeal. On July 16, 2014, the court denied Hynix’s motion with respect to the portion of the order prohibiting use or disclosure of the trade secret information, but granted the motion to stay with respect to the other portion of the order. On November 6, 2014, Hynix removed the case to federal court. On March 26, 2015, the federal court granted the Company’s motion to remand the case to state court and denied Hynix’s motions to compel arbitration and dismiss the case on inconvenient forum grounds. The state court resumed jurisdiction over the case in April 2015. A subsequent motion by Hynix to dismiss the case on inconvenient forum grounds was denied by the court on June 30, 2015. On August 4, 2015, the parties entered into certain confidential agreements pursuant to which they settled the pending trade secret litigation between them, which matters were subsequently dismissed with prejudice.

Federal Securities Class Action Against SanDisk et al. Beginning on March 30, 2015, the Company and certain of its officers were named in three putative class action lawsuits filed in the United States District Court for the Northern District of California (Glore v. SanDisk Corp. et al. filed on March 30, 2015; Bowers v. SanDisk Corp. et al. filed on May 6, 2015; City of Sterling Heights General Employees’ Retirement System v. SanDisk Corp. et al. filed on May 27, 2015). Two of the complaints are allegedly brought on behalf of a class of purchasers of the Company’s securities between October 16, 2014 and March 25, 2015, and one is brought on behalf of a purported class of purchasers of the Company’s securities between April 16, 2014 and April 15, 2015. The complaints generally allege violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative classes. On July 9, 2015, the Court consolidated the cases and appointed Union Asset Management Holding AG and KBC Asset Management NV as lead plaintiffs. The lead plaintiffs filed an amended complaint in August 2015. On September 30, 2015, the defendants filed a motion to dismiss, which motion has yet to be heard.

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

Pending Acquisition by Western Digital Corporation

On October 21, 2015, we entered into a definitive agreement under which Western Digital Corporation, or Western Digital, will acquire all of our outstanding shares for a combination of cash and stock. We expect the transaction, which is subject to stockholder and regulatory approvals, and other customary closing conditions, to be completed in the third quarter of 2016. The announcement and pendency of this agreement to be acquired by Western Digital or the failure of this acquisition to be completed on a timely basis, or at all, may adversely affect our business and operating results. See Note 1, “Organization and Summary of Significant Accounting Policies–Pending Acquisition by Western Digital Corporation” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further details of this pending transaction.

Business and Technology

We have a deep understanding of the technology used in the design, manufacture and operation of NAND flash and have invented many of the key NAND flash technologies and solutions. We strive to continuously reduce the cost of NAND flash in order to continue to grow our markets, supply a diverse set of customers and channels, and enable us to profitably grow our business. A key component of our ability to reduce the cost of NAND flash is our ability to continue to transition our NAND flash manufacturing technology to smaller geometries. We have transitioned a majority of our NAND manufacturing capacity to the 15‑nanometer node (also referred to as 1Z‑nanometer), and we expect 15‑nanometer to be our last technology node on 2‑dimensional, or 2D, NAND flash architecture. We are investing in our 3‑dimensional, or 3D, NAND flash architecture, and pilot line operations for our 3D NAND began in the third quarter of 2015. We expect 3D NAND product sales to begin in 2016. We are also investing in 3D resistive RAM, or 3D ReRAM, technology which we believe may be a future alternative to NAND, and we recently entered into a long-term partnership with HP to collaborate on the further development of 3D ReRAM for use in Storage Class Memory applications. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time.

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

Our revenue is derived from two sales channels, the Commercial sales channel and the Retail sales channel. Commercial channel sales are made directly and through distributors to original equipment manufacturers, or OEMs, system integrators and value-added resellers who bundle, embed or integrate our data storage solutions, and directly to enterprise customers. Commercial revenue also includes license and royalty revenue related to our intellectual property, or IP. Retail channel sales are made directly to retail customers and indirectly through distributors to retail customers.

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

For 2015 and 2016, our expectations include:

•
we expect industry bit-supply growth for 2015 will be in the mid-40% range, and we expect our captive bit-supply growth to be similar to industry growth. In 2016, we expect industry bit-supply growth to be in the mid-30% range as 2D NAND scaling reaches its limits and as we expect 3D NAND to be no more than 20% of industry wafer capacity exiting the year. We expect our 2016 captive bit supply growth rate to be somewhat lower than the industry;

•	we expect our 2015 revenue to decline from 2014, with the primary factors being:

(1)	a significant client SSD program ended for us at a large customer during the first quarter of 2015 and we expect no further revenue from this program; and

(2)	increased inventory levels in order to better meet customer service expectations, resulting in our revenue bit growth being significantly less than our supply bit growth;

•
we expect our 2015 blended average cost reduction per gigabyte to be between 15% and 25%, primarily from the 1Y‑nanometer and 15‑nanometer technology transitions, increased usage of X3 memory, and an expected positive impact from the Japanese yen to U.S. dollar exchange rate for Japanese yen denominated wafer purchases. These reductions are partially offset by higher inventory-related charges, higher usage of non-captive memory and start-up costs related to our Malaysia manufacturing facility and the New Fab 2 facility; and

•
we expect to incur incremental expense related to the pending acquisition of us by Western Digital in the fourth quarter of 2015 and beyond, primarily for transaction, legal, employee-related and other costs.

As part of our efforts to continuously reduce the cost of NAND flash, we have transitioned a majority of our NAND manufacturing capacity to the 15‑nanometer node. We continue to develop our 3D NAND architecture, and pilot line operations for our 3D NAND began in the third quarter of 2015. We expect 3D NAND product sales to begin in 2016. One of our competitors is shipping products based on its 3D NAND technology, and other competitors have announced the expected launch in 2015 and 2016 of products incorporating 3D NAND technologies. At this time, these technologies are still emerging and it is unclear how these new technologies will compare to our 3D NAND technology and what implications other 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. We believe that our 15‑nanometer 2D NAND is currently the industry’s lowest cost NAND and is capable of addressing a broad range of market opportunities. We are also investing in 3D ReRAM technology, which we believe may be a viable alternative to NAND flash memory in the future. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time.

Results of Operations

	Three months ended				Nine months ended
	September 27, 2015	% of Revenue	September 28, 2014	% of Revenue	September 27, 2015	% of Revenue	September 28, 2014	% of Revenue
	(In millions, except percentages)
Revenue	$1,452.3	100%	$1,746.5	100%	$4,021.7	100%	$4,892.4	100%
Cost of revenue	820.7	57%	900.9	52%	2,307.1	57%	2,496.4	51%
Amortization of acquisition-related intangible assets	28.8	2%	28.5	1%	82.4	2%	67.9	1%
Total cost of revenue	849.5	59%	929.4	53%	2,389.5	59%	2,564.3	52%
Gross profit	602.8	41%	817.1	47%	1,632.2	41%	2,328.1	48%
Operating expenses:
Research and development	211.7	14%	223.3	13%	652.8	16%	626.2	13%
Sales and marketing	96.0	7%	111.4	6%	294.5	8%	271.8	6%
General and administrative	43.6	3%	60.0	3%	133.6	3%	162.8	3%
Amortization of acquisition-related intangible assets	13.2	1%	9.6	2%	40.6	1%	12.6	—%
Impairment of acquisition-related intangible assets	—	—%	—	—%	61.0	2%	—	—%
Restructuring and other	0.9	—%	25.0	1%	51.2	1%	25.0	1%
Total operating expenses	365.4	25%	429.3	25%	1,233.7	31%	1,098.4	23%
Operating income	237.4	16%	387.8	22%	398.5	10%	1,229.7	25%
Other income (expense), net	(23.2)	(1%)	(14.8)	(1%)	(59.5)	(2%)	(44.1)	(1%)
Income before income taxes	214.2	15%	373.0	21%	339.0	8%	1,185.6	24%
Provision for income taxes	81.2	6%	110.3	6%	86.0	2%	380.0	8%
Net income	$133.0	9%	$262.7	15%	$253.0	6%	$805.6	16%

Revenue Mix by Channel (1).

	Three months ended					Nine months ended
	September 27, 2015	% of Total	September 28, 2014	% of Total	% Change	September 27, 2015	% of Total	September 28, 2014	% of Total	% Change
	(In millions, except percentages)
Commercial (2)	$967.4	67%	$1,187.0	68%	(19%)	$2,590.3	64%	$3,265.3	67%	(21%)
Retail	484.9	33%	559.5	32%	(13%)	1,431.4	36%	1,627.1	33%	(12%)
Total revenue	$1,452.3	100%	$1,746.5	100%	(17%)	$4,021.7	100%	$4,892.4	100%	(18%)

(1)	Revenue by channel is calculated based on analysis of the information we collect in our sales reporting processes.

(2)	Commercial includes revenue from OEMs, system integrators, value-added resellers, direct sales, and license and royalties.

The 17% decrease in our revenue for the three months ended September 27, 2015, compared to the three months ended September 28, 2014, reflected a 37% decline in the blended average selling price per gigabyte, partially offset by a 30% increase in the number of gigabytes sold. Changes in our revenue by channel for the three months ended September 27, 2015, compared to the three months ended September 28, 2014 are as follows:

•
the decrease in our Commercial revenue was primarily related to lower sales of client SSD solutions, removable products, embedded products and enterprise SSD solutions, partially offset by higher sales of wafers and components, and license and royalty revenue; and

•
the decrease in our Retail revenue was primarily related to lower sales of cards, and USB drives, partially offset by higher sales of client SSD solutions and our portable expansion drives, including our iXpand™ Flash Drive.

The 18% decrease in our revenue for the nine months ended September 27, 2015, compared to the nine months ended September 28, 2014, reflected a 30% decline in the blended average selling price per gigabyte, partially offset by a 16% increase in the number of gigabytes sold. Changes in our revenue by channel for the nine months ended September 27, 2015, compared to the nine months ended September 28, 2014 are as follows:

•
the decrease in our Commercial revenue was primarily related to lower sales of client SSD solutions, cards and embedded products, partially offset by higher sales of enterprise solutions, which includes an increase in product sales from the Fusion-io, Inc., or Fusion-io, acquisition completed in the third quarter of 2014; and

•
the decrease in our Retail revenue was primarily related to lower sales of cards and USB drives, partially offset by higher sales of client SSD solutions and our portable expansion drives, including our iXpand Flash Drive.

Customer Concentration. Our ten largest customers represented 49% and 48% of our total revenue in the three months ended September 27, 2015 and September 28, 2014, respectively. One customer exceeded 10% of our total revenue and represented 17% and 20% of our total revenue in the three months ended September 27, 2015 and September 28, 2014, respectively.

Our ten largest customers represented 43% and 48% of our total revenue in the nine months ended September 27, 2015 and September 28, 2014, respectively. One customer exceeded 10% of our total revenue and represented 14% and 18% of our total revenue in the nine months ended September 27, 2015 and September 28, 2014, respectively.

Revenue Mix by Category (1).

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Percent of revenue)
Removable (2)	37%	38%	39%	39%
Embedded (3)	27%	24%	24%	21%
Enterprise Solutions (4)	11%	10%	13%	8%
Client SSD Solutions (5)	10%	17%	11%	20%
Other (6)	15%	11%	12%	12%
Total revenue	100%	100%	100%	100%

(1)	Revenue by category is calculated based on analysis of the information we collect in our sales reporting processes. Percentages may not add to 100% due to rounding.

(2)	Removable includes products such as cards, USB flash drives and audio/video players.

(3)	Embedded includes products that attach to a host system board.

(4)	Enterprise Solutions includes SSDs, system solutions and software used in data center applications.

(5)	Client SSD Solutions includes SSDs used in client devices and associated software.

(6)	Other includes wafers, components, accessories, and license and royalties.

The changes in our revenue by category for the three months ended September 27, 2015, compared to the three months ended September 28, 2014, were due primarily to the following:

•	Removable revenue decreased 19%, due primarily to lower sales of cards through retail and private label customers;

•	Embedded revenue decreased 4%, due primarily to lower sales of iNAND® and Multi-chip Package, or MCP, products, partially offset by higher sales of custom embedded products;

•	Enterprise Solutions revenue decreased 12%, driven by lower sales of SAS solutions;

•	Client SSD Solutions revenue decreased 52%, as a significant client SSD program ended for us at a large customer; and

•	Other revenue increased 14%, driven by higher license and royalty revenue primarily related to certain upfront revenue recognition from a new license agreement with SK Hynix Inc., or Hynix.

The changes in our revenue by category for the nine months ended September 27, 2015, compared to the nine months ended September 28, 2014, were due primarily to the following:

•	Removable revenue decreased 18%, due primarily to lower sales of cards through retail and private label customers;

•	Embedded revenue decreased 6%, due primarily to lower sales of iNAND and MCP products, partially offset by higher sales of custom embedded products;

•
Enterprise Solutions revenue increased 30%, due primarily to higher sales of PCIe solutions from the Fusion-io acquisition completed in the third quarter of 2014, and higher sales of SATA solutions, partially offset by lower sales of SAS solutions;

•	Client SSD Solutions revenue decreased 55%, as a significant client SSD program ended for us at a large customer; and

•	Other revenue decreased 9%, driven by lower sales of wafers and components, partially offset by higher license and royalty revenue.

Revenue Mix by Geography.

	Three months ended					Nine months ended
	September 27, 2015	% of Total	September 28, 2014	% of Total	% Change	September 27, 2015	% of Total	September 28, 2014	% of Total	% Change
	(In millions, except percentages)
United States	$271.7	19%	$286.2	17%	(5%)	$802.4	20%	$782.2	16%	3%
Asia-Pacific	933.7	64%	1,168.0	67%	(20%)	2,456.2	61%	3,273.5	67%	(25%)
Europe, Middle East and Africa	196.9	14%	215.9	12%	(9%)	577.1	14%	596.3	12%	(3%)
Other foreign countries	50.0	3%	76.4	4%	(35%)	186.0	5%	240.4	5%	(23%)
Total revenue	$1,452.3	100%	$1,746.5	100%	(17%)	$4,021.7	100%	$4,892.4	100%	(18%)

The changes in our revenue by geography for the three months ended September 27, 2015, compared to the three months ended September 28, 2014, were due primarily to the following:

•	revenue in the U.S. decreased due primarily to lower sales of removable products and enterprise solutions, partially offset by higher sales of client SSD solutions;

•
revenue in Asia-Pacific decreased due to lower sales of client SSD solutions, removable products, enterprise solutions, wafers and components, and embedded products, partially offset by higher license and royalty revenue;

•	revenue in Europe, Middle East and Africa decreased due primarily to lower sales of removable products, partially offset by higher sales of client SSD solutions; and

•	revenue in other foreign countries decreased due primarily to lower sales of removable and embedded products.

The changes in our revenue by geography for the nine months ended September 27, 2015, compared to the nine months ended September 28, 2014, were due primarily to the following:

•	revenue in the U.S. increased due primarily to higher sales of enterprise solutions and client SSD solutions, partially offset by lower sales of removable products;

•
revenue in Asia-Pacific decreased due primarily to lower sales of client SSD solutions, removable products, wafers and components, and embedded products, partially offset by higher license and royalty revenue;

•	revenue in Europe, Middle East and Africa decreased due primarily to lower sales of removable products, partially offset by higher sales of enterprise solutions and client SSD solutions; and

•	revenue in other foreign countries decreased due primarily to lower sales of removable products, embedded products and enterprise solutions.

Our revenue is designated based on the geographic location where the product is delivered, or in the case of license and royalty revenue, the location of the headquarters of the licensee, and therefore may not be indicative of the actual demand in those regions.

Gross Profit and Margin.

	Three months ended			Nine months ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(In millions, except percentages)
Gross profit	$602.8	$817.1	(26%)	$1,632.2	$2,328.1	(30%)
Gross margin	41%	47%		41%	48%

The change in gross margin for the three months ended September 27, 2015, compared to the three months ended September 28, 2014, reflected a 37% decline in our blended average selling price per gigabyte, partially offset by a 29% decline in our blended average cost per gigabyte. Cost reduction in the third quarter of 2015 was derived primarily from technology transitions, non-memory cost reductions and a weaker Japanese yen, partially offset by higher inventory-related charges and higher usage of non-captive memory.

The change in gross margin for the nine months ended September 27, 2015, compared to the nine months ended September 28, 2014, reflected a 30% decline in our blended average selling price per gigabyte, partially offset by a 20% decline in our blended average cost per gigabyte. Cost reduction in the first nine months of 2015 was derived primarily from technology transitions, non-memory cost reductions and a weaker Japanese yen, partially offset by higher inventory-related charges and higher usage of non-captive memory.

Research and Development.

	Three months ended			Nine months ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(In millions, except percentages)
Research and development	$211.7	$223.3	(5%)	$652.8	$626.2	4%
% of revenue	14%	13%		16%	13%

The decrease in our research and development expense for the three months ended September 27, 2015, compared to the three months ended September 28, 2014, was due primarily to decreases in employee-related cost of $17 million, partially offset by increases in third-party engineering expense of $4 million and equipment costs of $2 million. The lower employee-related cost of $17 million includes decreases in incentive compensation expense of $14 million, salaries and benefits cost of $2 million and share-based compensation expense of $1 million.

The increase in our research and development expense for the nine months ended September 27, 2015, compared to the nine months ended September 28, 2014, was due primarily to increases in third-party engineering expense of $12 million, equipment costs of $8 million, employee-related cost of $7 million and facilities expense of $6 million, partially offset by a decrease in product samples expense of $7 million. The higher employee-related cost of $7 million includes increases in salaries and benefits cost of $24 million and share-based compensation expense of $9 million, both due primarily to an increase in head count which in part related to the acquisition of Fusion‑io, partially offset by decreases in incentive compensation expense of $25 million and other employee-related cost of $1 million.

Sales and Marketing.

	Three months ended			Nine months ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(In millions, except percentages)
Sales and marketing	$96.0	$111.4	(14%)	$294.5	$271.8	8%
% of revenue	7%	6%		8%	6%

The decrease in our sales and marketing expense for the three months ended September 27, 2015, compared to the three months ended September 28, 2014, was due primarily to decreases in employee-related cost of $16 million. The lower employee-related cost of $16 million includes decreases in incentive compensation expense of $5 million, share-based compensation expense of $5 million, salaries and benefits cost of $2 million and other employee-related cost of $4 million.

The increase in our sales and marketing expense for the nine months ended September 27, 2015, compared to the nine months ended September 28, 2014, was due primarily to increases in employee-related cost of $19 million, outside services expense of $2 million and facilities expense of $2 million, partially offset by a decrease in advertising expense of $5 million. The higher employee-related cost of $19 million includes increases in salaries and benefits cost of $29 million and share-based compensation expense of $1 million, both due primarily to an increase in head count which in part related to the acquisition of Fusion‑io, partially offset by a decrease in incentive compensation expense of $9 million.

General and Administrative.

	Three months ended			Nine months ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(In millions, except percentages)
General and administrative	$43.6	$60.0	(27%)	$133.6	$162.8	(18%)
% of revenue	3%	3%		3%	3%

The decrease in our general and administrative expense for the three months ended September 27, 2015, compared to the three months ended September 28, 2014, was due primarily to decreases in employee-related cost of $7 million, legal expense of $5 million and outside services expense of $1 million. The lower employee-related cost of $7 million includes decreases in share-based compensation expense of $4 million and incentive compensation expense of $3 million.

The decrease in our general and administrative expense for the nine months ended September 27, 2015, compared to the nine months ended September 28, 2014, was due primarily to decreases in legal expense of $12 million, outside services expense of $8 million, employee-related cost of $6 million and charitable contributions expense of $5 million, partially offset by increases in facilities expense of $1 million and bad debt expense of $1 million. The lower employee-related cost of $6 million includes decreases in incentive compensation expense of $6 million, share-based compensation expense of $2 million and other employee-related cost of $1 million, partially offset by an increase in salaries and benefits cost of $3 million.

Amortization of Acquisition-related Intangible Assets.

	Three months ended			Nine months ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$13.2	$9.6	38%	$40.6	$12.6	222%
% of revenue	1%	2%		1%	—%

The increase in amortization of acquisition-related intangible assets for the three and nine months ended September 27, 2015, compared to the three and nine months ended September 28, 2014, was due to the acquisition of Fusion‑io which was completed in the third quarter of 2014.

Impairment of Acquisition-related Intangible Assets.

	Three months ended			Nine months ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(In millions, except percentages)
Impairment of acquisition-related intangible assets	$—	$—	**	$61.0	$—	**
% of revenue	—%	—%		2%	—%

**	Amount not meaningful

Impairment of acquisition-related intangible assets for the nine months ended September 27, 2015 related to an in-process research and development, or IPR&D, project from the acquisition of Fusion‑io which was impaired in the first quarter of 2015. The project was cancelled and resources were redirected towards the next-generation PCIe and converged enterprise platform. See Note 6, “Goodwill and Intangible Assets,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Restructuring and Other.

	Three months ended			Nine months ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(In millions, except percentages)
Restructuring and other	$0.9	$25.0	(96%)	$51.2	$25.0	105%
% of revenue	—%	1%		1%	1%

Restructuring and other expense for the three months ended September 27, 2015 primarily included charges and adjustments related to the 2015 Restructuring Plan and adjustments related to the 2014 Restructuring Plan.

Restructuring and other expense for the nine months ended September 27, 2015 primarily included legal settlements as well as charges and adjustments related to the 2015 Restructuring Plan and the 2014 Restructuring Plan.

We expect to incur Restructuring and other expenses in the fourth quarter of 2015 due to the continuation of the 2015 Restructuring Plan. The 2015 Restructuring Plan is estimated to result in a reduction to our annual expenses of approximately $45 million. See Note 10, “Restructuring and Other,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Beginning in the fourth quarter of 2015, we expect to incur expenses such as transaction, legal, employee-related and other costs related to the pending acquisition of us by Western Digital. We expect the majority of these expenses to be reported in Restructuring and other.

Other Income (Expense), net.

	Three months ended			Nine months ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(In millions, except percentages)
Interest income	$8.2	$12.7	(35%)	$27.8	$41.7	(33%)
Interest expense	(29.6)	(28.4)	4%	(88.1)	(84.4)	4%
Other income (expense), net	(1.8)	0.9	**	0.8	(1.4)	**
Total other income (expense), net	$(23.2)	$(14.8)	57%	$(59.5)	$(44.1)	35%

**	Amount not meaningful

“Total other income (expense), net” for the three months ended September 27, 2015, compared to the three months ended September 28, 2014, reflected a higher net expense due to lower interest income, higher interest expense and higher expense from other income (expense), net. Interest income decreased due to lower balances of cash and cash equivalents, and short and long-term marketable securities. Interest expense increased due to interest accretion on our convertible debt. Other income (expense), net was a net expense compared to a net income in the prior year due primarily to higher foreign exchange losses, partially offset by net gains on investments in privately-held companies.

“Total other income (expense), net” for the nine months ended September 27, 2015, compared to the nine months ended September 28, 2014, reflected a higher net expense due to lower interest income and higher interest expense, partially offset by income from other income (expense), net. Interest income decreased due to lower balances of cash and cash equivalents, and short and long-term marketable securities. Interest expense increased due to interest accretion on our convertible debt. Other income (expense), net was a net income compared to a net expense in the prior year due primarily to lower foreign exchange losses.

Provision for Income Taxes.

	Three months ended			Nine months ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(In millions, except percentages)
Provision for income taxes	$81.2	$110.3	(26%)	$86.0	$380.0	(77%)
Tax rate	37.9%	29.5%		25.4%	32.1%

The provision for income taxes for the three and nine months ended September 27, 2015 prior to discrete items differs from the U.S. statutory tax rate of 35% due primarily to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to our Chinese, Irish, Israeli, Japanese and Malaysian entities. Earnings in these countries, where tax rates are lower than the U.S. statutory rate, contributed to the majority of the difference between the rate of our tax provision and the U.S. statutory tax rate. The higher effective tax rate for the three months ended September 27, 2015 compared with the same period in 2014, is primarily related to a benefit recorded as a result of tax audit settlements during the three months ended September 28, 2014. The lower effective tax rate for the nine months ended September 27, 2015, compared to the same period in 2014, is primarily attributable to higher tax benefits during the nine months ended September 27, 2015, resulting from tax audit settlements.. As of September 27, 2015, we believe that most of our deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

As of September 27, 2015, we have not made a provision for U.S. income taxes or foreign withholding taxes on $1.2 billion of undistributed earnings of foreign subsidiaries as we intend to indefinitely reinvest these earnings outside the U.S. to fund our international capital expenditures and operating requirements. We determined that it is not practicable to calculate the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by any available foreign tax credits.

Unrecognized tax benefits were $98 million and $125 million as of September 27, 2015 and December 28, 2014, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $75 million at September 27, 2015. Income tax expense for the three and nine months ended September 27, 2015 included expense of $1 million of interest and penalties and a benefit of $8 million from a reversal of interest and penalties, respectively. Interest and penalties included in income tax expense were immaterial for each of the three and nine months ended September 28, 2014. It is reasonably possible that the unrecognized tax benefits could decrease by approximately $10 million within the next 12 months as a result of the expiration of statutes of limitations and potential settlements of tax authority examinations. We are currently under audit by several tax authorities in which the timing of the resolution and/or closure of these audits is highly uncertain. Therefore it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing as of September 27, 2015.

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. During the nine months ended September 27, 2015, we received and signed the closing agreement with the Internal Revenue Service, or IRS, related to the examination of our federal income tax returns for 2009 through 2011, and finalized audits for certain periods with the California Franchise Tax Board and other various states’ tax authorities. We are currently under audit by various state and international tax authorities. We cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not materially harm our financial position, results of operations or liquidity.

We have tax holidays in Malaysia that begin to expire in December 2028. The impact of the tax holidays was immaterial to all periods presented.

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In millions, except per share amounts)
Net income	$133.0	$262.7	$253.0	$805.6
Share-based compensation	41.4	50.2	127.2	114.7
Amortization of acquisition-related intangible assets	42.1	37.9	123.0	80.4
Inventory step-up expense	—	4.9	—	4.9
Impairment of acquisition-related intangible assets	—	—	61.0	—
Convertible debt interest	22.7	21.5	67.4	63.6
Income tax adjustments	(16.1)	(42.0)	(138.4)	(75.1)
Non-GAAP net income	$223.1	$335.2	$493.2	$994.1

Diluted net income per share	$0.65	$1.09	$1.18	$3.37
Share-based compensation	0.20	0.23	0.64	0.53
Amortization of acquisition-related intangible assets	0.21	0.18	0.61	0.37
Inventory step-up expense	—	0.03	—	0.04
Impairment of acquisition-related intangible assets	—	—	0.30	—
Convertible debt interest	0.11	0.09	0.33	0.28
Income tax adjustments	(0.08)	(0.17)	(0.70)	(0.30)
Non-GAAP diluted net income per share	$1.09	$1.45	$2.36	$4.29

Reconciliation of Diluted Shares.

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In millions)
GAAP diluted shares	205.8	240.7	214.2	239.3
Adjustment for share-based compensation	—	0.3	0.1	0.3
Offsetting shares from call option	(1.7)	(10.1)	(5.0)	(8.0)
Non-GAAP diluted shares	204.1	230.9	209.3	231.6

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

•
Convertible Debt Interest. We incur non-cash economic interest expense relating to the implied value of the equity conversion component of our convertible debt. The value of the equity conversion component is treated as a debt discount and amortized to interest expense over the life of the notes using the effective interest rate method. We also incur interest expense equal to the change in fair value of the liability component of the convertible debt when we repurchase or a note holder converts a portion of the convertible debt. We exclude these non-cash interest expenses that do not represent cash interest payments made to our note holders.

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

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	Nine months ended
	September 27, 2015	September 28, 2014
	(In millions)
Net cash provided by operating activities	$612.7	$1,210.6
Net cash provided by (used in) investing activities	685.6	(454.2)
Net cash used in financing activities	(1,408.9)	(809.7)
Effect of changes in foreign currency exchange rates on cash	(0.4)	(2.2)
Net decrease in cash and cash equivalents	$(111.0)	$(55.5)

Operating Activities. Cash provided by operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was lower in the first nine months of 2015 than in the first nine months of 2014 by $598 million, due primarily to lower net income of $553 million and higher cash used for operating assets and liabilities of $149 million, partially offset by a benefit of higher non-cash adjustments related to operating activities of $104 million.

The changes in operating assets and liabilities for the nine months ended September 27, 2015 were a use of cash of $247 million and comprised of the following:

•	cash flow from accounts receivable was a source of cash, due primarily to a year-over-year reduction in our revenue;

•	cash flow from inventory was a use of cash, due primarily to growth in inventory balances to better support customer service levels and lower year-over-year revenue;

•	cash flow from other assets was a use of cash, due primarily to prepaid tax payments;

•	cash flow from accounts payable trade was a use of cash, due primarily to the timing of invoices from, and payments to, trade vendors;

•	cash flow from accounts payable from related parties was a small source of cash; and

•	cash flow from other liabilities was a use of cash, due primarily to lower taxes payable and the payment of 2014 incentive compensation.

Investing Activities. Net cash provided by investing activities in first nine months of 2015, compared to the net cash used by investing activities in the first nine months of 2014, resulted primarily from $1.06 billion cash used for acquisitions in 2014 and higher net proceeds in 2015 from the sale and maturity of short and long-term marketable securities of $177 million, partially offset by higher net cash used in 2015 for acquisition of property and equipment of $117 million.

Financing Activities. Net cash used in financing activities in first nine months of 2015 was primarily related to share repurchases of $1.21 billion, dividends paid of $189 million and cash of $42 million used for taxes paid related to net share settlement of equity awards, partially offset by cash received from employee stock programs of $61 million. Net cash used in financing activities in first nine months of 2014 was primarily related to share repurchases of $761 million, dividends paid of $169 million and cash of $38 million used for taxes paid related to net share settlement of equity awards, partially offset by cash received from employee stock programs of $159 million.

Liquid Assets. As of September 27, 2015, we had cash, cash equivalents and short-term marketable securities of $1.70 billion. We had $2.18 billion of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining maturity of each marketable security being greater than one year.

Short-Term Liquidity. As of September 27, 2015, our working capital balance was $2.5 billion. During 2015, we expect our total capital investment to be approximately $1.4 billion, including our net capital investments in Flash Ventures and our investment in non-fab property and equipment. We expect these 2015 investments to be funded by our cash of approximately $450 million and by Flash Ventures’ working capital and equipment leases of approximately $950 million. For the nine months ended September 27, 2015, total capital investments were $1.06 billion, of which $294 million was funded by our cash and the remainder was funded by Flash Ventures’ working capital and equipment leases.

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

In October 2015, we entered into a facility agreement, the New Fab 2 Agreement, with Toshiba related to the construction and operation of Toshiba’s “New Fab 2” fabrication facility, which is primarily intended to provide space to convert a portion of the current Fab 3, Fab 4 and Fab 5 2D NAND capacity to 3D NAND, with expected readiness of the facility in the first calendar quarter of 2016. Under the New Fab 2 Agreement, we are committed to 50% of New Fab 2’s start-up costs, as well as 50% of the initial production ramp in New Fab 2. Our share of the initial commitment is expected to result in equipment investments and start-up costs totaling approximately $600 million, to be incurred primarily through 2016. We are also required under the New Fab 2 Agreement to prepay approximately $42 million in October 2015 toward the New Fab 2 building depreciation, to be credited against future wafer charges.

Our short-term liquidity is impacted in part by compliance with covenants in the outstanding Flash Ventures’ master lease agreements. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of September 27, 2015, our stockholders’ equity of $5.63 billion was in compliance with the related covenant under Flash Ventures’ master lease agreements. If our stockholders’ equity were to fall below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under its master lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of our guarantee obligations under the master lease agreements. As of September 27, 2015, the total amount of our guarantee obligation of Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was approximately $766 million based upon the exchange rate at September 27, 2015.

As of September 27, 2015, the amount of cash and cash equivalents and short and long-term marketable securities held by non-U.S. subsidiaries was $856 million. Of the $856 million held by our non-U.S. subsidiaries, approximately $724 million was available for use in the U.S. without incurring additional income taxes in excess of the tax amounts already accrued in our Condensed Consolidated Financial Statements as of September 27, 2015. The remaining amount of non-U.S. cash and cash equivalents and short and long-term marketable securities has been indefinitely reinvested.

As of September 27, 2015, we had not made a provision for U.S. income taxes or foreign withholding taxes on $1.2 billion of undistributed earnings of foreign subsidiaries as we intend to indefinitely reinvest these earnings outside the U.S. to fund our international capital expenditures and operating requirements. We determined that it is not practicable to calculate the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by any available foreign tax credits.

In January 2015, our Board of Directors increased the existing stock repurchase program by an additional $2.50 billion for share repurchases. Of the aggregate $6.25 billion authorized for share repurchases by our Board of Directors from the fourth quarter of 2011 through September 27, 2015, approximately $1.88 billion remained available for share repurchases as of September 27, 2015. Since the fourth quarter of 2011 through September 27, 2015, we have spent an aggregate $4.37 billion to repurchase 62.9 million shares at an average stock price of $69.58 per share. Included in the aggregate repurchase activity are 17.5 million shares that were repurchased at an average stock price of $71.31 per share for an aggregate amount of $1.25 billion during the nine months ended September 27, 2015. In addition to repurchases under our stock repurchase program, during the nine months ended September 27, 2015, we spent $42 million for taxes paid related to net share settlement of equity awards. The stock repurchase program does not obligate us to repurchase any particular amount of common stock during any period, and the program may be modified or suspended at any time at our discretion.

Due to the pending acquisition of us by Western Digital, we have suspended our capital return program. Accordingly, we do not intend to repurchase any shares in the future under the stock repurchase program or declare any future cash dividends. We will continue to use cash to settle employee tax withholding obligations due upon the vesting of restricted stock units, or RSUs, in exchange for a reduction in the number of shares issued to the employee upon vesting. We will also continue to use cash upon vesting of RSUs for dividends previously declared and accumulated on those RSUs.

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

Financing Arrangements. As of September 27, 2015, we had $997 million aggregate principal amount of our 1.5% Notes due 2017 and $1.5 billion aggregate principal amount of our 0.5% Notes due 2020 outstanding. The 1.5% Notes due 2017 and the 0.5% Notes due 2020 may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in our stock price or in connection with a merger event. Under certain circumstances, the conversion rate will be increased for holders who elect to convert their 1.5% Notes due 2017 or 0.5% Notes due 2020 in connection with a merger event. See Note 7, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10‑Q.

1.5% Notes due 2017. Convertibility of the 1.5% Notes due 2017 based on our common stock price is triggered when the stock price exceeds 130% of the conversion price for more than 20 days in the period of 30 consecutive trading days prior to the calendar quarter end, as set forth in the indenture. When the 1.5% Notes due 2017 are convertible, the carrying value is classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the equity component of the 1.5% Notes due 2017 is reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on the Condensed Consolidated Balance Sheet. The determination of whether or not the 1.5% Notes due 2017 are convertible based upon our stock price is performed on a calendar-quarter basis. The 1.5% Notes due 2017 were convertible during the calendar quarter ended December 31, 2014, and accordingly, the carrying value of the notes was reported as short-term debt as of December 28, 2014. Based upon our stock price, the 1.5% Notes due 2017 were not convertible during the calendar quarter ended September 30, 2015 and are not convertible during the calendar quarter ending December 31, 2015, and accordingly, the carrying value of the notes was reported as long-term debt as of September 27, 2015. Upon conversion of any of the 1.5% Notes due 2017, we will deliver cash up to the principal amount of the 1.5% Notes due 2017 and shares of our common stock (plus cash in lieu of any fractional shares of common stock) with respect to any conversion value greater than the principal amount of the 1.5% Notes due 2017. Based on the last closing price of our common stock as of September 27, 2015 of $50.86, if all of the 1.5% Notes due 2017 then outstanding were converted at the then-current conversion rate, approximately 68 thousand shares would be distributed to the holders. During the nine months ended September 27, 2015, $73 thousand aggregate principal amount of the 1.5% Notes due 2017, or Converted Notes, was converted at the holders’ option. With respect to the Converted Notes, we delivered cash of $73 thousand for the principal amount and 515 shares of our common stock with respect to conversion value greater than the principal amount. Cumulatively through September 27, 2015, we had issued 27,141 shares of our common stock from the exercise of $3 million aggregate principal amount of the 1.5% Notes due 2017.

Concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties initially agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends paid through September 27, 2015, the counterparties have agreed to sell to us up to approximately 19.7 million shares of our common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $50.68 per share as of September 27, 2015. This convertible bond hedge transaction will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day that none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. In connection with the conversion of $3 million aggregate principal amount of the 1.5% Notes due 2017 through September 27, 2015 as described in the paragraph above, we received 27,134 shares of our common stock from the exercise of a portion of the convertible bond hedge.

In addition, concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire up to approximately 19.1 million shares of our common stock at an exercise price of $73.3250 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends paid through September 27, 2015, holders of the warrants may acquire up to approximately 19.7 million shares of our common stock at a strike price of $70.9573 per share. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018 and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of September 27, 2015, the warrants had not been exercised and remain outstanding.

0.5% Notes due 2020. The 0.5% Notes due 2020 have not been convertible for any period to date, and accordingly, the carrying value of the notes was reported as long-term debt as of September 27, 2015. Upon conversion of any of the 0.5% Notes due 2020, we will deliver cash up to the principal amount of the 0.5% Notes due 2020 and shares of our common stock (plus cash in lieu of any fractional shares of common stock) with respect to any conversion value greater than the principal amount of the 0.5% Notes due 2020.

Concurrent with the issuance of the 0.5% Notes due 2020, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 16.3 million shares of our common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends in excess of $0.225 per share paid through September 27, 2015, the counterparties have agreed to sell to us up to approximately 16.4 million shares of our common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $91.74 per share. This convertible bond hedge transaction will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day that none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. As of September 27, 2015, we had not purchased any shares under this convertible bond hedge agreement.

In addition, concurrent with the issuance of the 0.5% Notes due 2020, we sold warrants to acquire up to approximately 16.3 million shares of our common stock at an exercise price of $122.9220 per share. The warrant agreement contains provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends in excess of $0.225 per share paid through September 27, 2015, holders of the warrants may acquire up to approximately 16.4 million shares of our common stock at a strike price of $122.3181 per share. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021, and are exercisable at the maturity date. At each maturity date, we may, at our option, elect to settle the warrants on a net share basis. As of September 27, 2015, the warrants had not been exercised and remain outstanding.

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

From time-to-time, we and Toshiba mutually approve the purchase of equipment for Flash Ventures in order to convert to new process technologies or add wafer capacity. Flash Partners’ share of Fab 3 and Flash Alliance’s share of Fab 4 have been previously equipped to full wafer capacity. Fab 5, which is primarily utilized by Flash Forward, was built in two phases. Phase 1 of Fab 5 is fully equipped. Phase 2 of Fab 5 is partially equipped. Phase 2 is being used for technology transition of the existing Flash Ventures wafer capacity to 1Y‑nanometer and 15‑nanometer technology nodes, wafer capacity expansion and a 3D NAND pilot line. An expansion of approximately 5% of Flash Ventures wafer capacity was completed in Fab 5 during the second quarter of 2015. To date, we have invested in approximately 50% of Flash Forward’s equipment, and the output has been shared equally between us and Toshiba. In October 2015, we entered into the New Fab 2 Agreement with Toshiba related to the construction and operation of Toshiba’s New Fab 2 fabrication facility, which is primarily intended to provide space to convert a portion of the current Fab 3, Fab 4 and Fab 5 2D NAND capacity to 3D NAND, with expected readiness of the facility in the first calendar quarter of 2016.

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

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba each guarantee, on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantees as of September 27, 2015 were $766 million based upon the exchange rate at September 27, 2015.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at September 27, 2015 and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 13, “Commitments, Contingencies and Guarantees,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is to the Japanese yen in which we purchase substantially all of our NAND flash wafers and incur research and development, or R&D, expenditures. In addition, we also have significant costs denominated in the Chinese renminbi, the Israeli new shekel and the Malaysian ringgit, and we have revenue denominated in the European euro, the British pound, the Japanese yen, the Chinese renminbi and the Canadian dollar. We do not enter into derivatives for speculative or trading purposes. We generally use foreign currency forward contracts to mitigate transaction gains and losses generated by certain monetary assets, liabilities and net investments denominated in currencies other than the U.S. dollar. From time-to-time, we use foreign currency forward contracts to partially hedge our future Japanese yen requirements for NAND flash wafers and R&D expenses. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated other comprehensive income, or AOCI, and subsequently reclassified into cost of revenue in the same period or periods in which the cost of revenue is recognized or into R&D expense as the R&D expenses are incurred. The use of such hedging activities may not offset any, or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. See Note 4, “Derivatives and Hedging Activities,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Our captive flash memory costs, which are included in cost of revenue, are denominated in Japanese yen. Our cost of revenue in any given quarter generally reflects wafer purchases that were made in the previous quarter, and is impacted by hedging decisions we may make from time to time, including entering into forward contracts or other instruments to hedge our future Japanese yen purchase rate. Based on wafer purchases made in the third quarter of 2015, changes in the Japanese yen to U.S. dollar exchange rate after September 27, 2015 are not expected to have a material impact on our cost of revenue in the fourth quarter of 2015. We expect the average rate of the Japanese yen to the U.S. dollar for the fourth quarter of 2015 for the wafer portion of our cost of revenue to be approximately 123 Japanese yen to the U.S. dollar in comparison to a rate of approximately 120 Japanese yen to the U.S. dollar in our third quarter of 2015. As of September 27, 2015, none of our expected Japanese yen denominated wafer purchases for the remainder of 2015 have been hedged. See Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk–Foreign Currency Risk” for more information about our foreign currency forward contracts.

For a discussion of foreign operating risks and foreign currency risks, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk–Foreign Currency Risk” and Part II, Item 1A, “Risk Factors.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and operating results is based upon the Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate estimates, including those related to customer programs and incentives, product returns, allowance for doubtful accounts, inventory valuation and related reserves, valuation and impairments of marketable securities and investments, impairments of goodwill and long-lived assets, IP claims, income taxes, warranty obligations, restructurings, contingencies, share-based compensation and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

There were no significant changes to our critical accounting policies during the nine months ended September 27, 2015. For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K filed with the SEC on February 10, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of September 27, 2015 and December 28, 2014, a hypothetical 50 basis point increase in interest rates would have resulted in an approximate $21 million decline (less than 0.7%) and an approximate $28 million decline (less than 0.7%), respectively, of the fair value of our available-for-sale debt securities.

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

From time to time, we use foreign exchange forward contracts to partially hedge future Japanese yen wafer purchases and to partially hedge future Japanese yen R&D expenses. These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in AOCI and subsequently reclassified to cost of revenue or R&D expenses in the same period the hedged cost of revenue or R&D expenses are recognized.

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

As of September 27, 2015, we had foreign exchange forward contracts in place that amounted to a net purchase in U.S. dollar-equivalents of $249 million in foreign currencies to hedge our foreign currency denominated monetary net liability position. The notional amount and unrealized gain of our outstanding foreign exchange forward contracts that are non-designated derivative instruments as of September 27, 2015, based upon the exchange rate at September 27, 2015, are shown in the table below. In addition, this table shows the change in fair value of these contracts assuming a hypothetical adverse foreign currency exchange rate movement of 10%. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Non-designated derivative instruments to hedge monetary assets and liabilities:
Forward contracts sold	$(165.2)	$0.1	$23.3
Forward contracts purchased	414.3	2.9	(40.9)
Total	$249.1	$3.0	$(17.6)

Based upon the foreign exchange forward contracts outstanding as of December 28, 2014, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in an adverse change in fair value of $0.1 million.

As of September 27, 2015, we had foreign exchange forward contracts to purchase Japanese yen that are designated as cash flow hedges and sell Japanese yen that are designated as net investment hedges. As of September 27, 2015, the maturities of the designated foreign exchange forward contract hedges were two months or less. The notional amount and unrealized gain and loss of our outstanding foreign exchange forward contracts that are designated as cash flow and net investment hedges as of September 27, 2015, based upon the exchange rate at September 27, 2015, are shown in the table below. In addition, this table shows the change in fair value of these cash flow and net investment hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10% as of September 27, 2015.

	Notional Amount	Unrealized Gain (Loss)	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Designated derivative instruments:
Cash flow hedges	$151.8	$(0.1)	$16.6
Net investment hedges	(165.5)	1.1	(17.2)
Total	$(13.7)	$1.0	$(0.7)

Based upon the cash flow hedges outstanding as of December 28, 2014, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a change in fair value of ($10.9) million. As of December 28, 2014, we had no net investment hedges.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our non-operating results. As of September 27, 2015, we did not have any foreign exchange forward contracts with European banks and we did not have any European sovereign debt. We manage our investments and foreign exchange contracts to limit our exposure to any one issuer or bank.

All of the potential changes noted above as of September 27, 2015 and December 28, 2014 are based on sensitivity analyses performed on our financial position as of September 27, 2015 and December 28, 2014, respectively. Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 27, 2015. Based on their evaluation as of September 27, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10‑Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a‑15(f)) during the three months ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 15, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.    Risk Factors

The following description of the risk factors associated with our business includes material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10‑Q for the quarter ended June 28, 2015 filed with the SEC on July 31, 2015.

Our operating results may fluctuate significantly, which may harm our financial condition and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. Our results of operations are subject to fluctuations and other risks, including, among others:

•
the announcement and pendency of our agreement to be acquired by Western Digital may have an adverse effect on our business, operating results and our stock price and could increase the likelihood or negative impact of any of the other risks to our business or operations;

•
the failure of our pending acquisition by Western Digital to be completed on a timely basis, or at all, or any materially burdensome conditions that may be imposed, may adversely affect our business, operating results and our stock price;

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

•
potential delays in product development or lack of customer acceptance and qualification of our solutions, including on new technologies, such as 15‑nanometer (which we also refer to as 1Z‑nanometer) process technologies, X3 NAND memory architecture and 3D NAND technology, particularly our enterprise solutions, client SSDs and embedded flash storage solutions;

•	weakness in demand for one or more of our product categories, such as SSDs, including enterprise solutions and client SSDs, or embedded products, or adverse changes in our product or customer mix;

•
inability to develop, or unexpected difficulties or delays in developing or ramping with acceptable yields, new technologies such as 3D NAND technology, 3D ReRAM or other advanced technologies, or the failure of these new technologies to effectively compete with those of our competitors;

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

•	increased costs and lower gross margin due to potentially higher warranty claims from our more complex solutions;

•	excess inventory or lost sales resulting from unpredictable or changing demand for our products;

•	failure to manage the risks associated with our ventures and strategic partnerships, including with Toshiba;

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

The announcement and pendency of our agreement to be acquired by Western Digital may have an adverse effect on our business, operating results and stock price. On October 21, 2015, we signed a merger agreement, under which a wholly-owned subsidiary of Western Digital will, subject to the satisfaction or waiver of the conditions in the merger agreement, merge with and into SanDisk Corporation, and SanDisk Corporation will be the surviving corporation in the merger and a wholly-owned subsidiary of Western Digital. SanDisk and Western Digital have operated and, until the completion of the merger, will continue to operate independently. Our pending acquisition by Western Digital could have an adverse effect on our revenue and operating results, for example if our customers delay, defer or cancel purchases pending completion of the merger. The uncertainties around the acquisition could adversely impact our relationships or contract negotiations with third parties, including our strategic partners, such as Toshiba, suppliers and other business partners, or those with which we are seeking to establish business relationships. We are subject to additional risks in connection with the announcement and pendency of the merger which could adversely impact our operating results, including:

•	the pendency and outcome of any legal proceedings that may be instituted against us, our directors and others relating to the transactions contemplated by the Western Digital merger agreement;

•
the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Western Digital merger agreement, which may prevent us from pursuing certain opportunities without Western Digital’s approval;

•	that we may forego opportunities we might otherwise pursue absent the pending merger with Western Digital;

•
potential adverse effects on our ability to retain and motivate current employees, and attract and recruit prospective employees who may be uncertain about their future roles and relationships with us following the completion of the merger; and

•
the diversion of our employees’ and management’s attention due to activities related to the proposed merger, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

Since a portion of the merger consideration our stockholders will receive in the proposed merger will be in the stock of Western Digital, our stock price will be adversely impacted by a decline in Western Digital’s stock price and any adverse developments in Western Digital’s business outlook. Western Digital stock price changes may result from a variety of factors, including changes in its businesses operations and outlook, changes in general market and economic conditions, and regulatory considerations. These factors are beyond our control. In addition, the stock portion of the merger consideration received by our stockholders at closing will increase and the cash portion will decrease in the event that Western Digital’s announced investment from a subsidiary of Unisplendour Corporation Ltd., or Unis Investment, has not closed, and in the event our cash available for use in the United States as of the closing is below certain specified thresholds.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services, other transaction costs and employee retention costs in connection with the merger, and these fees and costs are payable by us regardless of whether the merger is consummated.

We intend to file with the SEC a proxy statement and other relevant materials in connection with the Western Digital merger agreement and the merger. The definitive proxy statement will be sent or given to our stockholders. We urge our stockholders to read the proxy statement and the other relevant materials because they contain important information about the merger, including, but not limited to, other risks relating to the merger.

Our pending acquisition by Western Digital may not be completed, may be delayed or may be approved subject to materially burdensome conditions, any of which may adversely affect our business, operating results and stock price. Our and Western Digital’s obligations to consummate our acquisition by Western Digital are subject to the satisfaction or waiver of certain closing conditions, including (i) the required approval of the merger by our stockholders, and, if the closing of the Unis Investment has not occurred, the approval of the merger by Western Digital’s stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of regulatory clearance under certain foreign anti-trust laws including in the European Union and in China, (iv) the absence of any order prohibiting the merger or enactment of any law that makes the consummation of the merger illegal, (v) if the Unis Investment has not been terminated and it is a “covered transaction” for purposes of U.S. Committee on Foreign Investment in the United States, or CFIUS, or if CFIUS otherwise requests or requires a filing with respect to the merger, the approval of CFIUS, (vi) the absence of any material adverse effect on either us or Western Digital since the date of the merger agreement that is continuing, (vii) subject to certain exceptions, the accuracy of the representations and warranties of the parties in the definitive agreement, and (viii) performance by us and Western Digital of our respective obligations under the Western Digital merger agreement. There can be no assurance that these conditions to the completion of the merger will be satisfied in a timely manner or at all. Although we and Western Digital have agreed to use reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained, and the governmental entities from which these approvals are required may impose conditions on the completion of the merger or require changes to the terms of the merger. Any such conditions or changes could have the effect of jeopardizing or delaying completion of the merger or reducing the anticipated benefits of the merger. In addition, other factors, such as Western Digital’s ability to obtain the debt financing it needs to consummate the merger, and any litigation challenging the merger, may affect when and whether the merger will occur.

If the merger is not completed, our stock price could fall to the extent that our current price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•	we could be required to pay a termination fee of up to approximately $553 million to Western Digital under certain circumstances as described in the Western Digital merger agreement;

•	we could be required to pay a termination fee of approximately $184 million to Western Digital in the event our stockholders fail to approve the merger;

•	we would have incurred significant costs in connection with the acquisition that we would be unable to recover, including transaction, legal, employee-related and other costs;

•	we may be subject to legal proceedings related to the acquisition;

•	the failure of the acquisition to be consummated may result in negative publicity and a negative impression of us in the investment community;

•
disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, strategic partners, suppliers, licensees, other business partners and employees, may continue or intensify in the event the merger is not consummated;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	we may experience an increase in employee departures.

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

If we are unable to reduce our product costs to keep pace with reductions in average selling prices, our gross margin may be harmed. Because of the historical and expected future declines in the price of NAND flash memory, we need to reduce our product costs in order to maintain adequate gross margin. Our ability to reduce our cost per gigabyte of memory produced primarily depends on technology transitions and the improvement of manufacturing efficiency, including manufacturing yields. If our technology transitions (for example, the production ramp of 3D NAND technology) take longer or are more costly to complete than anticipated, our flash memory costs may not remain competitive with other NAND flash memory producers, which would harm our gross margin and financial results. Manufacturing yields are a function of both design and manufacturing process technology, and yields may also be impacted by equipment malfunctions, fabrication facility accidents or human error. Any new manufacturing node may be more susceptible to manufacturing yield issues. Manufacturing yield issues may not be identified during the development or production process or solved until an actual product is manufactured and tested, further increasing our costs. If we are unable to improve manufacturing yields or other manufacturing efficiencies, our gross margin and results of operations would be harmed. In addition, our products contain materials other than flash memory and require product level assembly and test. As our product portfolio has evolved to include an increasing mix of complex products, the proportion of our product costs attributable to materials other than flash memory has increased. If we are unable to reduce the cost of these materials or manufacturing, our gross margin and results of operations would be harmed. As 2D NAND technology reaches its limits of cost‑effective technology scaling, our successful development of 3D NAND and alternative technologies, such as 3D ReRAM, is crucial to continue the cost reductions necessary to maintain adequate gross margin. Pilot line operations for our 3D NAND began in the third quarter of 2015, and we expect 3D NAND product sales to begin in 2016. Our failure to develop 3D NAND or other alternative technologies in a timely or effective manner, or at all, or the failure of these technologies to effectively compete with those of our competitors, could harm our revenue, gross margin and results of operations.

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

•
products that contain our leading-edge technologies, whether based on 2D NAND or our 3D NAND or 3D ReRAM technologies, may be unable to meet the performance requirements of high-value solutions or to compete effectively with products from our competitors, which would inhibit our ability to succeed in these markets and could impair our growth and profitability prospects;

•	we may be unable to realize the expected benefits of our acquisitions related to enterprise solutions;

•	SSDs and other high-value solutions require sophisticated firmware and software, and we must continue to develop firmware and software expertise;

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

Sales to a small number of customers represent a significant portion of our revenue, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenue and operating results could suffer. Our ten largest customers represented 49% and 43% of our revenue in the three and nine months ended September 27, 2015, respectively. One customer accounted for 17% and 14% of our revenue in the three and nine months ended September 27, 2015, respectively. The composition of our major customer base has changed over time, including shifts between commercial and retail-based customers, and there have been changes in the market share concentration among our customers. Many of our commercial customers purchase more than one product category from us. We expect fluctuations in our customer and licensee base and the mix of our revenue by customer and licensee to continue as markets and strategies evolve, which could make our revenue less predictable from period-to-period. Our sales are generally made from standard purchase orders and short-term commitments rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time with limited notice or penalty. If we were to lose one or more of our major customers or experience any material reduction in orders from, or a material shift in product mix by, any of these customers, or if we were to lose one or more of our licensees or any of our licensees were to materially reduce their sales of licensed products, our revenue and operating results could suffer.

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

We sell our enterprise solutions to a limited number of OEM customers that have long design, qualification and sales processes, and we expect growing demand from hyperscale customers that may be difficult to forecast. The enterprise storage market is comprised of a relatively limited number of OEM customers, with long design, qualification and test cycles prior to sales. OEM customers in the enterprise storage market may also require us to customize our products, which could further lengthen the product design, qualification, manufacturing and sales process. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any customer orders on the timelines or in the quantities we expect. These lengthy and uncertain processes also make it difficult for us to forecast demand and timing of customer orders. Moreover, we start manufacturing our products and placing orders for materials and components based on non-binding forecasts that our OEM customers provide to us, further increasing our inventory exposure when actual sales vary from the OEM customer’s forecasts. The difficulty in forecasting demand and the customized nature of our products for certain OEMs make it difficult to anticipate our inventory requirements, which may cause us to over-purchase materials and components or over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Furthermore, due to longer customer product cycles, we may not be able to transition customers to our leading edge products, which would prevent us from benefitting from the technology transitions that enable cost reductions, which may harm our gross margin. When we acquire companies, such as Fusion‑io, that have products using flash memory other than our captive flash memory, we typically transition these products to our captive memory, and any delays in customer qualification of our captive memory for these products may cause unexpected declines in our revenue or margins from these products. We expect growing demand for our enterprise solutions from hyperscale customers. Hyperscale customers may place orders for significant volumes with short lead times that may be difficult for us to forecast and fulfill, and sales to hyperscale customers may negatively impact gross margins due to product mix and pricing, each of which could adversely affect our business.

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

•
the process of reaching agreement with Toshiba may be time consuming and may result in delays or decisions that could harm our future results of operations, financial condition or competitiveness; leadership or organizational changes at Toshiba could lead to delays in decision-making or changes in strategic direction that could adversely impact Flash Ventures; and the announcement and pendency of our agreement to be acquired by Western Digital could adversely impact our relationship and agreements with Toshiba;

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

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory or the alternative technologies that we are developing obsolete or less attractive, and we may not have access to those new technologies on a cost‑effective basis, or at all, or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. Due to inherent technology limitations, the bit growth and cost reduction from 2D NAND flash technology transitions is slowing down. We have transitioned a majority of our NAND manufacturing capacity to the 15‑nanometer node, and we expect 15‑nanometer to be our last technology node on 2D NAND flash architecture. We are investing in our 3D  NAND flash architecture, and pilot line operations for our 3D NAND began in the third quarter of 2015. We expect 3D NAND product sales to begin in 2016. We are also investing in 3D ReRAM technology, which we believe may be a viable alternative to NAND flash memory in the future. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time. The success of our overall technology strategy is also dependent in part upon the development by third‑party suppliers of advanced semiconductor materials and process technologies, such as extreme ultraviolet. Our technology development of 2D NAND, 3D NAND and 3D ReRAM is done in conjunction with Toshiba, and the success of our development could be influenced by whether we are able to agree with Toshiba on a technology path or the timing and amount of investment. In addition, we have entered into a long-term partnership with HP to collaborate on the development of 3D ReRAM for Storage Class Memory applications. There can be no assurance that we will be successful in developing 3D NAND, 3D ReRAM or other technologies in a timely manner, or at all, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies. Furthermore, we cannot guarantee that 3D NAND, 3D ReRAM or other technologies we develop will match or exceed all of the performance characteristics of 2D NAND flash technology, will be developed at a rate that matches market needs, will result in cost reductions that will enable us to be competitive, or will be well-suited, in a timely manner, or at all, for all of the applications in the end markets that 2D NAND flash memory currently addresses or may address in the future. Additionally, 3D NAND, 3D ReRAM or other technologies may require different capital equipment or manufacturing processes than existing 2D NAND which could impact the cost reduction benefits obtainable through these technologies.

Many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies such as magneto-resistive RAM, ReRAM, 3D XPoint, Memristor, vertical or stacked NAND, phase-change, charge-trap flash technologies and other technologies. Samsung Electronics Co., Ltd., or Samsung, is shipping products based on its 3D NAND flash technology, known as 3D VNAND, and other companies have announced the expected launch in 2015 and 2016 of products incorporating 3D NAND technologies. At this time, these technologies are still emerging and it is unclear how they will compare to our 2D NAND or 3D NAND technologies and what implications 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. For example, the specifications of competitors’ 3D NAND may make it more competitive in certain products than the 2D NAND currently produced by us. Successful broad-based commercialization of one or more competing technologies could reduce the competitiveness and future revenue and profitability of our 2D NAND and 3D NAND flash technologies, and the potential 3D ReRAM technology that we are developing with our partners. In addition, we generate license and royalty revenue from NAND flash technology, and if NAND flash technology is replaced by a technology where our IP is less relevant, our license and royalty revenue would decrease. Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally. If our competitors successfully develop new or alternative technologies, and we are unable to continue to develop our technologies on an equivalent basis, or if our competitors’ new or alternative technologies satisfy application-specific requirements that our technologies are not able to, we may not be able to compete effectively, and our operating results and financial condition would suffer.

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

In transitioning to new technologies and products, we may not achieve design wins, our customers may delay transition to new technologies, our competitors may transition more quickly than we do, or we may experience product delays, cost overruns or performance issues that could harm our operating results and financial condition. The transition to new generations of products, such as products containing 15‑nanometer, 3D NAND or X3 NAND or other memory architecture or new storage interfaces, is highly complex and requires new controllers, new test procedures and modifications to numerous aspects of our manufacturing processes, resulting in the need for extensive qualification of the new products by our customers and us. In addition, our competitors may transition to new technologies more quickly or more effectively than we are able to, which could harm our ability to compete effectively. If we fail to develop or achieve design wins for products using new technologies, if our customers choose to transition to these new technologies more slowly or faster than our roadmap plans, if the demand for the products that we develop is lower than expected, if the supporting technologies to implement these new technologies are not available, or if our competitors transition to these new technologies more quickly or more effectively than we are able to, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our market position. Furthermore, there can be no assurance that technology transitions will occur on schedule or at the yields or costs that we anticipate, that the tools and equipment required for the technology transitions will be available on a cost‑effective basis, or at all, or that products based on the new technologies will meet customer specifications. The vast majority of our products require controllers and firmware. We rely on a limited number of third-party vendors to develop or supply controllers for many of our high-value solutions. Any delays or cost increases in developing or sourcing controllers or firmware, or incompatibility or quality issues relating to the controllers or firmware in our products, could harm our revenue and gross margin, as well as business relationships with our customers. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results and financial condition.

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

We may not be able to realize the potential financial or strategic benefits of business acquisitions or strategic investments, which could harm our ability to grow our business, develop new products or sell our products. We have in the past and may in the future enter into acquisitions of, or investments in, businesses in order to complement or expand our current business or enter into new markets. Due to the pending acquisition by Western Digital, we may be precluded from any future acquisitions. Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control and no assurance can be given that our previous or future acquisitions will be successful, deliver the intended benefits and not materially harm our business, operating results or financial condition. Furthermore, negotiation and integration of acquisitions or strategic investments could divert management’s attention and other company resources.

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

In July 2014, we completed the acquisition of Fusion‑io, a developer of flash-based PCIe hardware and software solutions that enhance application performance in enterprise and hyperscale data centers. In addition to the risks described above, failure to leverage or delays in leveraging Fusion‑io’s go-to-market capabilities to generate revenues for our products could harm our ability to realize the potential financial or strategic benefits of the acquisition and thereby harm our growth prospects or results of operations. Failure to realize the anticipated benefits from acquisitions could result in the impairment of our acquisition-related intangible assets, which would harm our results of operations. For example, in the first quarter of 2015, we recorded an impairment charge of $61 million related to an IPR&D asset from the acquisition of Fusion‑io. This impairment charge stemmed primarily from our decision to abandon this IPR&D project and redirect resources towards the next-generation PCIe and converged enterprise platform. As of September 27, 2015, the net book value of the Fusion‑io acquisition-related amortizable intangible assets was $254 million, some or all of which could be subject to impairment.

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

•
NAND Manufacturers. We compete with NAND flash memory manufacturers, including Hynix, Intel Corporation, or Intel, Micron Technology, Inc., or Micron, Samsung and Toshiba. These companies compete with us in selling a range of flash-based products and form factors, including embedded, SSDs, removable and other form factors. These competitors are large companies that may have greater and more advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources, better recognized brand names and more diversified and lower cost businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our competitors at a low cost. All of our products are currently shipping using 2D NAND technology and we expect to introduce products using our 3D NAND technology in 2016. Samsung is already shipping products based on its 3D NAND flash technology, and other companies have announced the expected launch in 2015 and 2016 of products incorporating 3D NAND technologies. The availability and specifications of competitors’ 3D NAND may make their products more competitive than our products. In addition, many of our competitors have more diversified semiconductor manufacturing capabilities and can internally produce integrated solutions or hybrid products that may include a combination of NAND flash, DRAM, custom ASICs or other integrated products, while our captive manufacturing capability is solely dedicated to NAND flash. These diversified capabilities may also provide these competitors with a competitive advantage not only in product design and manufacturing due to the ability to leverage know-how in DRAM, custom ASICs or other technologies, but also in a greater ability to respond to industry fluctuations due to their ability to convert their DRAM and other semiconductor manufacturing capacity or equipment to NAND flash and vice-versa. Furthermore, some of these competitors manufacture and sell products that are complementary to flash memory products, and may be able to leverage their competencies and customer relationships to gain a competitive advantage. Current and future memory manufacturer competitors could produce alternative flash or other memory technologies that could compete against our NAND flash technology or our alternative technologies, or may transition to more advanced technologies sooner than us, each of which may reduce demand or accelerate price declines for our products. Furthermore, if our technology development results in less cost reduction than the technology of our competitors, our business and operating results would be harmed and our investments in captive fabrication facilities could be impaired.

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

•
Client Storage Solution Manufacturers. In the market for client SSDs, we face competition from Intel, Micron, Samsung, Hynix and Toshiba, all of which are also NAND flash producers, as well as client SSD and hard drive providers such as Kingston Technology Co., Inc., Philips & Lite-On Digital Solutions Corporation, or Lite-On, Seagate Technology PLC, or Seagate, and Western Digital. In this market, we compete with these industry players largely on the basis of performance capabilities, quality, price, product reliability and relationships with computer manufacturers. Many of the large NAND flash producers have long established relationships with computer manufacturers, or are computer manufacturers themselves, which gives them a competitive advantage in qualifying and integrating their client storage solutions in this market as well as the ability to leverage competencies that have been developed through these relationships in the past. Hard drive manufacturers such as Seagate and Western Digital may also have a competitive advantage in their ability to leverage their existing relationships and brand recognition with customers, as well as their ability to leverage existing technology in creating hybrid drive products. Our failure to compete effectively against these industry players could harm our business and results of operations.

•
Enterprise Storage Solution Manufacturers. In the market for enterprise data center storage solutions, we face competition from Intel, Micron, Samsung and Toshiba, all of which are also NAND flash producers, as well as from Lite-On, Seagate, Western Digital, including its Hitachi Global Storage Technologies subsidiaries, and emerging competitors. Many of these companies offer competing solutions in enterprise SSDs, systems and software. In addition, hyperscale companies, such as Google, Inc., Microsoft Corporation and Facebook Inc., may internally develop enterprise storage solutions that reduce the demand for our solutions. Our competitors in this market may be able to leverage existing resources and competencies or acquire or develop other strategic relationships with established or start-up companies before we are able to, which could give them a competitive advantage, and if we are unable to independently develop comparable capabilities, we may be unable to effectively compete.

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

Our products may contain errors or defects or otherwise fail to meet customer or user requirements, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenue, diverted development resources, increased service costs, warranty and indemnification claims and litigation. Our products are complex, must meet stringent customer or user requirements and may contain errors or defects, and the majority of our products provide a warranty period. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components or firmware, including memory and components that we procure from non-captive sources, may occur as a result of the production process, may occur in the software contained in our high value solutions, or result in security vulnerability in our solutions. In addition, substantially all of our flash memory is supplied by Flash Ventures, and if the wafers from Flash Ventures contain errors or defects from design or manufacturing, our overall supply and costs could be negatively impacted. These factors could result in the rejection of our products, damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, indemnification of our customers’ product recall and other costs, warranty claims and litigation. Generally, our OEM customers have more stringent requirements than other customers and our concentration of revenue from OEMs, especially OEMs who purchase our enterprise solutions and client SSD products, could result in increased expenditures for product testing, or increase our service and support costs and potentially lead to increased warranty or indemnification claims. Furthermore, the costs of errors or defects in our embedded products may be greater than those of stand-alone, removable products due to the effect that such errors or defects may have on other components of the device in which they are embedded. In addition, we may be unable to provide timely, sufficient and cost-effective customer support and service, which could increase the risk of product rejections, reputational damage, revenue loss, warranty and indemnification claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and harm our operating results and financial condition. Our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our operating results and financial condition.

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

If our security measures or security measures of our suppliers, vendors and partners are breached and unauthorized access to our or their information technology systems is obtained, we may lose proprietary data. Our security measures and the security measures of our suppliers, vendors and partners may be breached and our or their information technology systems accessed as a result of third‑party action, including computer hackers, employee error, malfeasance or otherwise, and result in unauthorized access to our customers’ or partners’ data or our data, including IP and other confidential business information. Attempts by others to gain unauthorized access to information technology systems are increasingly more sophisticated. These attempts, which might be related to state-sponsored intrusions or industrial or other espionage, include covertly introducing malware to computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Moreover, because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, we have limited or no control over the implementation of preventative measures of our suppliers, vendors and partners. While we have identified several incidents of unauthorized access, to date none have caused material damage to our business. Security breaches could result in disclosure of our IP, trade secrets or confidential customer, supplier or employee data, which could result in legal liability, harm to our reputation and other harm to our business. Security breaches or other cyber attacks involving disruptions to or failures in information technology, communication systems or other critical infrastructure could also result in delays to or malfunctions in company, supplier, vendor or partner operations or services. We have minimal insurance coverage for cybersecurity-related matters. We could also be negatively affected by existing and proposed laws and regulations, as well as government policies and practices, related to cybersecurity, privacy and data protection. In addition, we have agreed with our manufacturing partner, Toshiba, to undertake certain commitments to promote information security, and we may be liable to Toshiba if we fail to meet those commitments. We expect to continue to devote resources to the security of our information technology systems.

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

Flash Ventures’ master equipment lease obligations contain covenants, which if breached, would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of September 27, 2015, our stockholders’ equity was in compliance with the related covenant under Flash Ventures’ master lease agreements.

If our stockholders’ equity were to fall below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under its master lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of our guarantee obligations under the master lease agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $766 million based upon the exchange rate at September 27, 2015, covered by our guarantees under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available on terms acceptable to us, if at all.

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

Our success depends on our key personnel, including our senior management, and the loss of key personnel or the transition of key personnel could disrupt our business. Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel. We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time. Our success will depend on our ability to recruit and retain additional highly-skilled personnel. We have relied on equity awards in the form of stock options and restricted stock units as one means for recruiting and retaining highly skilled talent and a reduction in our stock price may reduce the effectiveness of these equity awards in retaining employees. We also rely on cash incentive awards to motivate and retain employees. These cash incentive awards depend significantly on our financial and business performance, and variations in our financial and business performance from our expectations at the time we set the targets for such cash incentive awards could result in decreased or eliminated awards, reducing the effectiveness of these cash incentive awards in retaining employees. In addition, the pending acquisition by Western Digital could adversely affect our ability to retain and motivate current employees or attract and recruit prospective employees, each of whom may be uncertain about their future roles and relationships with us following the completion of the acquisition. Any loss of key personnel could adversely affect our business.

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

We have significant financial obligations related to Flash Ventures, as well as under our 1.5% Convertible Senior Notes due 2017 and our 0.5% Convertible Senior Notes due 2020, which could negatively impact our cash flows and financial position. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of September 27, 2015, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $766 million based on the exchange rate at September 27, 2015. We also have significant commitments for the future fixed costs of Flash Ventures, and we expect to continue to incur significant obligations with respect to, as well as make continued investments in, Flash Ventures. In addition, as of September 27, 2015, the aggregate principal amount outstanding under our 1.5% Convertible Senior Notes due 2017 (the “1.5% Notes due 2017”) and our 0.5% Convertible Senior Notes due 2020 (the “0.5% Notes due 2020,” and together with the 1.5% Notes due 2017, the “Notes”) was $2.50 billion. The Notes may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in our stock price or in connection with a merger event. For example, as of the calendar quarter ended March 31, 2015, the stock price of our common stock had met the thresholds under which the 1.5% Notes due 2017 are convertible at the holders’ option, and as a result, the 1.5% Notes due 2017 were convertible through June 30, 2015. Convertibility of the Notes based on the trading price of our common stock is assessed on a calendar-quarter basis. Under certain circumstances, the conversion rate will be increased for holders who elect to convert their Notes in connection with a merger event. Upon any conversion of the Notes, we will be required to deliver cash up to the principal amount of the Notes that are converted and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock (plus cash in lieu of any fractional shares of common stock), which would result in dilution to our stockholders. In connection with the issuance of the Notes, we sold warrants to acquire shares of our common stock, which, if exercised, will result in dilution to our stockholders. We are subject to financial and other covenants in our guarantees under Flash Ventures’ master lease agreements and in the Notes. Our failure to meet these covenants may result in the acceleration of our obligations under these agreements. We may not have sufficient funds to make payments related to our Flash Ventures obligations or under the Notes when converted or due. Further, these obligations could negatively impact our cash flows and limit our ability to use our cash flow for our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate purposes.

There can be no assurance that we will reinstate our cash dividend program if our pending acquisition by Western Digital fails to close. Due to pending acquisition by Western Digital, we do not intend to declare any future cash dividends. If the pending acquisition is terminated, any reinstatement of quarterly dividends would be subject to capital availability and periodic determination by our Board of Directors that cash dividends are in the best interest of our stockholders. A failure to reinstate dividend payments could have a negative effect on our stock price, which could have a material adverse impact on investor confidence and employee retention.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act based upon settlement date during the three months ended September 27, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
June 29, 2015 to July 26, 2015	199,700	$55.63	199,700
July 27, 2015 to August 23, 2015	1,869,300	$59.45	1,869,300
August 24, 2015 to September 27, 2015	2,411,976	$52.97	2,411,976
Total	4,480,976		4,480,976	$1,877

(a)
Our Board of Directors has authorized a stock repurchase program that allows management to repurchase shares of our stock. The stock repurchase program does not obligate us to acquire any specific number of shares of common stock, or any shares at all, and may be suspended at any time at our discretion. The timing and amount of any repurchase of shares is determined by our management, based on its evaluation of market conditions, cash on hand, applicable legal requirements and other factors. Under the stock repurchase program, shares may be repurchased from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. Our Board of Directors authorized in October 2011 and increased in December 2012 a stock repurchase program which was fully expended by the end of the third quarter of fiscal year 2013. On July 31, 2013, our Board of Directors authorized a new stock repurchase program of $2.5 billion of our common stock and on January 21, 2015, our Board of Directors increased the current stock repurchase program by an additional $2.5 billion. The current stock repurchase program will remain in effect until the available funds have been expended or the program is terminated by our Board of Directors. As of September 27, 2015, there was $1.9 billion remaining available for stock repurchases under the current program. Due to the pending acquisition of us by Western Digital, we have suspended all stock repurchases under this program.

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

SANDISK CORPORATION

Dated:	October 30, 2015	By:	/s/ Judy Bruner
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