Form 10-K
period 2016-01-03
SANDISK CORP
filed 2016-02-12
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Yes ☐	No ☑

As of June 28, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,900,018,831, based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	February 3, 2016
Common Stock, $0.001 par value per share	201,014,443 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2016 Annual Meeting of Stockholders	Part III

SANDISK CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements may contain words such as “will,” “expects,” “anticipates,” “intends,” “plans,” “forecasts,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” “could,” or other wording indicating future results or expectations. Forward-looking statements are subject to significant risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in Part I, Item 1A, and elsewhere in this report. Our business, financial condition or results of operations could be materially harmed by any of these or other factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.

Unless the context requires otherwise, all references in this report to:

•	“SanDisk®,” “the Company,” “we,” “our,” and “us” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries.

•	Years or annual periods are references to our fiscal years, which consisted of 53 weeks in fiscal year 2015 and 52 weeks in fiscal years 2014 and 2013.

•	Quarters are references to our fiscal quarters, which consisted of 13 weeks, except for the fourth quarter of fiscal year 2015, which consisted of 14 weeks.

SanDisk, Lightning, SanDisk Ultra, SanDisk ReadyCache, SanDisk Extreme, SanDisk Extreme PRO, iNAND and CompactFlash are trademarks of SanDisk Corporation, registered in the United States, or U.S., and other countries. Optimus, CloudSpeed, Fusion ioMemory, InfiniFlash, and ioControl are trademarks of SanDisk Corporation. SD and microSD are trademarks of SD-3C, LLC.  Other brand(s) mentioned herein are for identification purposes only and may be the trademark(s) of their respective holder(s).

PART I

ITEM 1.	BUSINESS

Overview

Who We Are. SanDisk Corporation is a global leader in flash storage solutions with a strong history of innovative product offerings. Flash storage technology allows digital information to be stored in a durable, compact format that retains data even without power. Our NAND flash-based products enable businesses and consumers to efficiently and effectively capture, share and preserve digital content. Our products include flash storage solutions for enterprise data centers and client computing platforms, as well as removable and embedded flash products for mobile devices, cameras, automotive, connected home electronics and other applications. Our products are used in a variety of large markets, and we distribute our products globally through commercial and retail channels. We offer reliable and affordable flash storage solutions for use by consumers and enterprises in a wide variety of devices and applications. We were incorporated in the State of Delaware in June 1988. Since 2006, we have been a Standards & Poor, or S&P, 500 company and since 2011, we have been a Fortune 500 company.

What We Do. We design, develop and manufacture data storage solutions in a variety of form factors using flash memory, controller, firmware and software technologies. Our solutions include a broad range of solid state drives, or SSDs, embedded products, removable cards, universal serial bus, or USB, drives, wireless media drives, digital media players, and wafers and components. Our SSD products are used in both enterprise data centers and client computing platforms and provide high-speed, high-capacity storage solutions that can be used in lieu of hard disk drives. Our embedded flash products are used in mobile phones, tablets, computing platforms, imaging devices, automobiles and many other applications. Our removable cards are used in a wide range of applications such as mobile phones, tablets, digital cameras, gaming devices, personal computers, or PCs, automobiles and many other products. We offer software solutions that can be used in conjunction with flash storage products to optimize performance in various computing and data center environments. We also generate license and royalty revenue related to our intellectual property.

Most of our products are made by combining NAND flash memory with a controller and firmware. We purchase substantially all of our NAND flash supply through our venture relationships with Toshiba Corporation, or Toshiba, which manufacture and provide us with leading-edge, high-quality NAND wafers. From time-to-time, we also purchase flash memory from other NAND flash manufacturers. We use controllers that we have designed in-house as well as controllers purchased from third-parties. Our controllers that are designed in-house are manufactured at third-party foundries. The vast majority of our products use firmware that is developed in-house.

Pending Acquisition by Western Digital Corporation

On October 21, 2015, we entered into a definitive agreement under which Western Digital Corporation, or Western Digital, will acquire all of our outstanding shares for a combination of cash and stock. We expect the transaction, which is subject to stockholder and regulatory approvals, and other customary closing conditions, to be completed in the second quarter of 2016. See Part I, Item 1A, “Risk Factors” and Note 1, “Organization and Summary of Significant Accounting Policies-Pending Acquisition by Western Digital Corporation” of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Industry Background

We operate in the flash storage solutions market. NAND flash memory is the current mainstream technology used for flash storage solutions, providing the benefits of a small form factor, fast read and write speeds, solid-state architecture and the ability to retain data without a power source. NAND flash memory has been characterized by rapid technology transitions which have reduced the cost per bit by increasing the density of the memory die on the wafer. The benefits of NAND flash memory have led to the proliferation of its usage in a wide variety of devices and applications.

Our Solutions

Our products are sold in a wide variety of form factors, capacities and performance levels, and include the following:

•
Enterprise Solutions. Our enterprise solutions are used in high-capacity and/or high-performance data storage applications, and to accelerate application performance. We also provide enterprise software solutions designed to improve the performance of SSDs in various enterprise workload environments. Our enterprise SSD solutions encompass all major storage interface protocols, including Serial Attached SCSI, or SAS, Serial ATA, or SATA, and Peripheral Component Interconnect Express, or PCIe. Our enterprise SSD brand names include Lightning®, Optimus™, CloudSpeed™, X300DC and Fusion ioMemory™. We also offer system solutions such as the InfiniFlash™ System, which provide petabyte scalable capacity with impressive performance metrics at breakthrough economics.

•
Client Solid State Drive Solutions. We offer SSDs for client computing applications which encompass desktop computers, notebook computers, tablets and other computing devices. Our client SSDs can be used in a stand-alone configuration, in lieu of a hard drive, or in a dual-drive configuration in conjunction with a hard drive or in hybrid drives that contain a hard drive and our SSD. Our client SSDs are offered in industry-standard and custom form factors and branded under the SanDisk, SanDisk Ultra® II, SanDisk ReadyCache®, SanDisk SSD Plus, SanDisk Extreme® and SanDisk Extreme PRO® names.

•
Embedded Products. Our embedded products are designed to meet the increasing demand for embedded storage for mobile phones, tablets, notebooks and other portable and wearable devices, as well as in automotive and connected home applications. Our embedded products include custom embedded solutions and our iNAND® embedded flash products, which include our multi-chip packages, or MCP, solutions that combine NAND and mobile dynamic random-access memory, or mobile DRAM, in an integrated package. We also offer embedded solutions for automotive, connected home and industrial applications.

•
Removable Products. Our removable products include cards, USB flash drives, Wireless Drives and Digital Media Players at a variety of storage capacities. By product category, our microSD™ removable cards are designed primarily for use in mobile products such as smartphones, tablets, action, surveillance and other cameras and eReaders. The CompactFlash® and Secure Digital, or SD™, removable cards are primarily used in digital cameras and camcorders. Our USB flash drives are used in the computing and consumer markets, and are designed for high-performance and reliability. Our wireless drive products allow wireless streaming of high-definition movies, photos, music and documents to tablets, smartphones and computers. Our Digital Media Player products offer features such as FM radio, voice recording and support for a variety of audio and video formats.

•	Wafers and Components. We also sell memory wafers and memory components to customers who package the memory under their own brands or embed the memory in other products.

Our Strategy

In order to remain an industry-leading supplier of NAND flash storage solutions and to develop large scale markets for NAND flash-based storage products, we strive to:

•
Grow in Higher Value Segments. We have been focused on increasing the mix of our sales from SSD solutions, particularly from enterprise markets, as we maintain our leadership position in retail. These solutions generally provide the opportunity for greater differentiation and a higher price per gigabyte.

•
Drive technology leadership. We have a deep understanding of the technology used in the design, manufacture and operation of NAND flash and have invented many of the key NAND flash technologies and solutions. We have developed and manufactured eleven generations of 2-dimensional NAND, or 2D NAND, flash memory. We have begun initial production of our 48-layer X3 3-dimensional NAND, or 3D NAND, technology and shipped initial quantities of retail products as well as original equipment manufacturer, or OEM, samples using this technology in the fourth quarter of 2015. In January 2016, we began utilizing the New Fab 2 facility for the conversion of 2D NAND to 3D NAND technology, and we expect production wafer output late in the first quarter of 2016. We expect to further ramp commercial production in 2016 of our 48-layer X3 3D NAND technology. With our manufacturing and technology partner Toshiba, we are also investing in 3-dimensional resistive RAM, or 3D ReRAM technology which we believe may be a future alternative to NAND. In addition, we are collaborating with Hewlett Packard Enterprise Development LP, or HPE, on the further development of 3D ReRAM for use in Storage Class Memory applications. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time. In addition, we continue to invest in complementary technologies, such as controllers, firmware and software that manage the NAND flash and enable us to provide differentiated solutions for our customers.

•
Drive world-class product development and cost leadership. We believe the markets for flash storage are generally price elastic, meaning that a decrease in the price per gigabyte results in increased demand for higher capacities and enable emergence of new applications for flash storage. We strive to continuously reduce the cost of NAND flash memory to grow existing and future markets, supply a diverse set of customers and channels, and support the profitable growth of our business. We have invested heavily in a vertically integrated business model, which includes our investments in high volume, state-of-the-art NAND flash manufacturing facilities in Japan through our ventures with Toshiba and our in-house assembly and test facilities in Shanghai, China and Penang, Malaysia in order to reduce product costs, increase our ability to control the quality of our products and provide efficient delivery to our customers. We aim to continue to leverage our vertical integration to produce leading edge, high quality products that our customers can count on to store and reliably access their data.

•
Drive commercial business leadership. Even as we continue to grow our global retail presence and achieve design wins from our current and new OEM customers, we strive to broaden and strengthen our direct and channel customer engagements, including for enterprise and hyperscale opportunities. We are expanding our reach into small and medium business customers through distributors, value added resellers and system integrators.

•
Establish SanDisk as a Solutions Provider. We endeavor to create new use cases for NAND flash memory through our design and development of market-leading innovative hardware and software solution building blocks for a broad range of applications.

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

•
Mobile and Connected Applications. We provide embedded and removable storage for mobile and connected applications. We are a leading supplier of microSD removable storage cards and embedded products, such as custom embedded solutions, iNAND and MCP solutions, for use in mobile phones, tablets, notebooks, global positioning system, or GPS, devices, eReaders, wearable products and other mobile or computing devices. Multimedia features in mobile products that enable imaging, high-definition, or HD, videos, gaming and other applications have driven significantly increased demand for flash storage solutions in these devices. We also provide removable storage cards and embedded storage solutions for use in automotive, industrial and connected home applications.

•
Consumer Electronics. We provide flash storage solutions to multiple consumer markets, including imaging, USB drive, gaming, audio/video and others. Flash storage solutions are used in digital cameras for high-resolution still images and video, and in solid-state digital camcorders for high-resolution video. Gaming consoles and portable game devices include advanced features that require high-capacity embedded or removable storage solutions, and we offer solutions that are specifically packaged for the gaming market. Our USB flash drives allow consumers to store and transfer files, pictures and music among various computing and mobile devices. We sell a line of digital media players with both embedded and removable NAND flash under our Sansa® brand with varying combinations of audio and video capabilities. We also sell a line of wireless media drives under our Connect brand that provide wireless streaming of content to computers and mobile products. Primary removable card formats for consumer devices include CompactFlash®, SD and microSD.

Our Sales Channels

Our revenue is generated through the following channels:

•
Commercial. Our Commercial channel represents sales directly and through distributors to OEMs, system integrators and value-added resellers who bundle, embed or integrate our flash storage solutions. Our Commercial channel addresses a large variety of applications, including mobile phones, tablets, notebooks, gaming devices, enterprise storage solutions, servers and other computing devices. Within our enterprise business, both our sales and technical resources are increasingly engaged alongside our OEM and other partners to address end-customer requirements and generate demand. Our Commercial channel sales also include sales made directly to enterprise and hyperscale customers. We also sell our data storage solutions to customers in our Commercial channel that offer our products under their own brand name in retail channels. We generate license and royalty revenue related to intellectual property, or IP, and this revenue is also included in our Commercial revenue.

•
Retail. We sell our products directly and through distributors to consumer electronics stores, office superstores, mobile phone stores, mass merchants, e-commerce retailers, catalog and mail order companies, drug stores, supermarkets, convenience stores and kiosks in a wide variety of locations.

Backlog

As of the end of 2015 and 2014, our backlog was $301 million and $305 million, respectively. Because our customers can generally change or cancel orders with limited or no penalty and limited advance notice prior to shipment, we do not believe that our backlog, as of any particular date, is indicative of future sales.

Seasonality

Because the majority of our products are ultimately sold to consumers, our revenue is generally highest in our fourth quarter due to the holiday buying season. In addition, our revenue is generally lowest in our first quarter.

Customer Concentration

In 2015, 2014 and 2013, revenue from our top 10 direct customers and licensees accounted for approximately 44%, 48% and 49% of our revenue, respectively. In 2015, 2014 and 2013, one customer, Apple Inc., or Apple, accounted for 14%, 19% and 20% of our revenue, respectively. The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve. Sales to our customers are generally made pursuant to purchase orders rather than long-term contracts.

Technology

Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance, cost-effective NAND flash storage products in many form factors to address a variety of markets. Our research and development, or R&D, efforts are designed to help ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms. We have successfully developed and commercialized 11 generations of NAND, including 2-bits per cell flash multi-level cell, or X2, and 3-bits per cell flash multi-level cell, or X3, technologies, which have enabled significant cost reduction and growth in NAND flash usage. We have transitioned a majority of our NAND manufacturing capacity to the 15-nanometer node and we expect this node to be our last technology node on 2D NAND flash architecture. We have begun initial production of our 48-layer X3 3D NAND technology and shipped initial quantities of retail products as well as OEM samples using this technology in the fourth quarter of 2015. We expect to further ramp commercial production in 2016 of our 48-layer X3 3D NAND technology. With our manufacturing and technology partner Toshiba, we are also investing in 3D ReRAM technology which we believe may be a future alternative to NAND, and recently, we began collaborating with HPE on the further development of 3D ReRAM for use in Storage Class Memory applications. We have also initiated, defined and developed standards to meet new market needs and to promote wide acceptance of flash storage standards through interoperability and ease-of-use. We believe our core technical competencies are in:

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

Our sophisticated controller and firmware technologies permit our flash storage solutions to achieve a high level of reliability and longevity. Our system technologies, including our controller chips and firmware, are designed to detect such defects in flash memory cells and prevent loss of data under most conditions.

Patents and Licenses

We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights. See Part I, Item 1A, “Risk Factors” of this report.

As of the end of 2015, we owned, or had rights to, more than 3,550 U.S. patents and more than 2,250 foreign patents. We had more than 1,300 patent applications pending in the U.S., and had foreign counterparts pending on many of the applications in multiple jurisdictions. We continually seek additional U.S. and international patents on our technology.

We have patent license agreements with many companies, including Hitachi, Ltd., or Hitachi, Intel Corporation, or Intel, Renesas Electronics Corporation, Samsung Electronics Co., Ltd., or Samsung, SK hynix Inc., or Hynix, Sony Corporation, or Sony, and Toshiba. In the three years ended January 3, 2016, we generated $1.14 billion in revenue from license and royalty agreements.

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

•
Assembly and Testing. We sort and test our memory wafers at captive and third-party facilities in China, Japan and Taiwan. Our products are assembled and tested at both our in-house facilities in Shanghai, China and Penang, Malaysia, and through our network of contract manufacturers, which are located primarily in China, Malaysia, Taiwan and the U.S. We believe the use of our in-house assembly and test facilities, as well as contract manufacturers, reduces the cost of our operations, provides flexibility and gives us access to increased production capacity.

Ventures with Toshiba

We and Toshiba currently operate three business ventures in 300-millimeter NAND flash manufacturing facilities in Yokkaichi, Japan, which provide us leading-edge, cost-competitive NAND wafers for our end products. Flash Partners Ltd., which operates primarily in Toshiba’s Fab 3 facility, or Fab 3, was formed in September 2004. Flash Alliance Ltd., which operates primarily in Toshiba’s Fab 4 facility, or Fab 4, was formed in July 2006. Flash Forward Ltd., which operates primarily in Toshiba’s Fab 5 facility, or Fab 5, was formed in July 2010. We refer to Flash Partners, Flash Alliance and Flash Forward collectively as Flash Ventures.

In October 2015, we entered into a facility agreement, the New Fab 2 Agreement, with Toshiba related to the construction and operation of Toshiba’s “New Fab 2” fabrication facility, which is primarily intended to provide space to convert 2D NAND capacity to 3D NAND. We expect that the New Fab 2 space will accommodate conversion of somewhat less than half of the current Fab 3, Fab 4 and Fab 5 2D NAND capacity to 3D NAND. We began production wafers in New Fab 2 in January 2016.

Through Flash Ventures, we and Toshiba collaborate in the development and manufacture of NAND flash wafers using semiconductor manufacturing equipment owned or leased by each of the Flash Venture entities. We hold a 49.9% ownership position in each of the Flash Venture entities. Each Flash Venture entity purchases wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a mark-up. We are committed to purchase half of Flash Ventures’ NAND wafer supply or pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also committed to fund 49.9% to 50% of Flash Ventures’ costs to the extent that Flash Ventures’ revenue from wafer sales to us and Toshiba are insufficient to cover these costs. We and Toshiba also collaborate on joint R&D activities.

Competition

We face competition from NAND flash memory manufacturers and from companies that buy NAND flash memory and incorporate it into their end products.

We believe that our ability to compete successfully depends on a number of factors, including:

•	product performance, reliability and differentiation;

•	price, quality and availability of products;

•	success in developing new products, applications and markets;

•	timing of new product announcements and successful introductions;

•	sufficient availability of cost-efficient supply;

•	creation and monetization of IP and the development of industry standards and formats;

•	the number and nature of competitors in a given market; and

•	general market and economic conditions.

We believe our key competitive advantages are:

•	our strong history of technological innovation and standards creation, which enables us to grow the overall market for flash storage solutions;

•	our vertically integrated business model, including our investment in Flash Ventures, which provides us with leading-edge, low-cost NAND flash;

•	we are the only pure play NAND flash storage solutions provider, which strengthens our focus on NAND technology and solutions;

•	our IP ownership, in particular our patents, and multi-level cell, or MLC, manufacturing know-how, which provides us with license and royalty revenue as well as cost advantages;

•	our system expertise in controller, firmware and software development;

•	we market and sell a broad range of flash storage products, which gives us an advantage in attracting and retaining both retail and commercial customers;

•	our broad global retail distribution for our products and worldwide leading retail market share in flash products;

•	our well-recognized and trusted brand; and

•	our strong financial position.

Our competitors include:

•
NAND Manufacturers and Embedded Solutions Providers. We compete with NAND flash memory manufacturers, including Hynix, Intel, Micron Technology, Inc., or Micron, Samsung and Toshiba. These companies compete with us in selling a range of flash-based products and form factors, including embedded, SSD, removable and other form factors. We compete with these NAND flash memory manufacturers based upon technology and advanced wafer manufacturing processes which influence cost, performance and quality of the flash memory. We further compete based upon the features and performance of our flash storage solutions, the system technology in our solutions and the branding of our solutions.

•
Removable Product Manufacturers and Resellers. We compete with manufacturers and resellers of flash memory card and USB drives, which purchase or have a captive supply of flash memory components and assemble memory products. We compete based upon product features and performance, the breadth and availability of our product offerings, quality and reliability, marketing programs, brand recognition and price. Our primary competitors currently include, among others, Kingston Technology Company, Inc., or Kingston, Lexar Media, Inc., or Lexar, a subsidiary of Micron, PNY Technologies, Inc., or PNY, Samsung, Sony, Toshiba, Transcend Information, Inc., or Transcend, and Verbatim Americas, LLC, or Verbatim. We also sell flash products, in the form of private label cards, wafers or components, to certain companies who sell products that may ultimately compete with our branded products in the retail or commercial channels.

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

•
Enterprise Storage Solution Manufacturers. We compete in the enterprise storage solutions market where we face competition from NAND flash memory manufacturers including Intel, Micron, Samsung and Toshiba, and from other providers of enterprise SSDs and hard drives such as Lite-On, Seagate and Western Digital. We compete based upon the performance, quality and reliability of our product offerings, price and relationships with storage OEMs and enterprise customers. Our enterprise system solutions, such as the InfiniFlash System, combined with different proprietary and open-source software stacks, compete with solutions that offer similar functionality, ranging from hard disk drive, or HDD, -based system solutions to hybrid solutions which combine flash and hard disk drives, to all flash arrays, from a variety of companies including NetApp, Inc., or NetApp, EMC Corporation, or EMC, and others. In addition, hyperscale companies, such as Amazon.com, Inc., or Amazon, Google, Inc., or Google, Microsoft Corporation, or Microsoft, and Facebook Inc., or Facebook, may internally develop enterprise storage solutions.

•
Digital Media Players and Drives. In the standalone digital audio/video player market, we face strong competition from Apple. We also face competition from Coby Electronics Corporation, GPX, a brand of Digital Products International, Inc., Koninklijke Philips N.V., Mach Speed Technologies, LLC and Sony, among others. We also face competition for our wireless media and flash drives from companies such as ADATA Technology Co., Ltd., or ADATA, Seagate and Western Digital. We compete based upon the breadth and availability of our product offerings, quality and reliability, marketing programs, brand recognition and price.

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

Employees

As of January 3, 2016, we had 8,790 full-time employees, including 4,133 employees in operations, 3,125 employees in research and development, 938 employees in sales and marketing and 594 employees in general and administrative. None of our employees is represented by a collective bargaining agreement and we have never experienced any employee work stoppage. We believe that our employee relations are good.

Executive Officers

Our executive officers, who are elected by and serve at the discretion of our Board of Directors, are as follows (all ages are as of February 12, 2016):

Name	Age	Position
Sanjay Mehrotra	57	President and Chief Executive Officer
Judy Bruner	57	Executive Vice President, Administration and Chief Financial Officer
Sumit Sadana	47	Executive Vice President, Chief Strategy Officer and General Manager, Enterprise Solutions
Dr. Siva Sivaram	55	Executive Vice President, Memory Technology
Mark Brazeal	48	Chief Legal Officer and Senior Vice President, IP Licensing
Shuki Nir	46	Senior Vice President, Corporate Marketing, and General Manager, Retail

Sanjay Mehrotra co-founded SanDisk in 1988 and has been our President and Chief Executive Officer since January 2011. He was appointed to our Board of Directors in July 2010. Mr. Mehrotra previously served as our Chief Operating Officer, Executive Vice President, Vice President of Engineering, Vice President of Product Development, and Director of Memory Design and Product Engineering. Mr. Mehrotra has 36 years of experience in the non-volatile semiconductor memory industry, including engineering and management positions at Integrated Device Technology, Inc., SEEQ Technology, Inc., Intel Corporation and Atmel Corporation. Mr. Mehrotra has a B.S. and an M.S. in Electrical Engineering and Computer Sciences from the University of California, Berkeley. He is the named inventor on over 70 patents and has published numerous articles in the area of non-volatile memory design and flash memory systems. Mr. Mehrotra serves on the board of directors of Cavium, Inc., the Engineering Advisory Board of the University of California, Berkeley, the Global Semiconductor Alliance, the Stanford Graduate School of Business Advisory Council and the U.S. India Business Council (USIBC).

Judy Bruner has been our Executive Vice President, Administration and Chief Financial Officer since June 2004. She served as a member of our Board of Directors from July 2002 to July 2004. Ms. Bruner has 36 years of financial management experience, including serving as Senior Vice President and Chief Financial Officer of Palm, Inc., from September 1999 until June 2004. Ms. Bruner also held financial management positions at 3Com Corporation, Ridge Computers and Hewlett-Packard Company. Ms. Bruner has a B.A. in Economics from the University of California, Los Angeles and an M.B.A. from Santa Clara University. Since January 2009, Ms. Bruner has served on the board of directors and the audit committee of Brocade Communications Systems, Inc. Since July 2014, Ms. Bruner has served on the board of directors of the Computer History Museum, a 501(c)(3) organization.

Sumit Sadana has been our Executive Vice President and Chief Strategy Officer since September 2012, and has also served as our General Manager, Enterprise Solutions since April 2015. Previously, Mr. Sadana served as our Senior Vice President and Chief Strategy Officer from April 2010 to September 2012. Mr. Sadana was President of Sunrise Capital LLC, a technology and financial consulting firm, from October 2008 to March 2010. Mr. Sadana was Senior Vice President, Strategy and Business Development from December 2004 to September 2008, as well as Chief Technology Officer from January 2006 to May 2007, at Freescale Semiconductor, Inc. Mr. Sadana started his career at International Business Machines Corporation where he held several hardware design, software development, operations, strategic planning, business development and general management roles. Mr. Sadana has a B.Tech. in Electrical Engineering from the Indian Institute of Technology (IIT), Kharagpur and an M.S. in Electrical Engineering from Stanford University. Since January 2014, Mr. Sadana has served on the board of directors of Second Harvest Food Bank, a 501(c)(3) charity. In April 2015, Mr. Sadana joined the board of directors of Silicon Laboratories, Inc.

Dr. Siva Sivaram has been our Executive Vice President, Memory Technology since February 2015 and, prior to that, served as our Senior Vice President, Memory Technology from June 2013. Previously, Dr. Sivaram served as our Vice President Technology from January 2005 to March 2007 and as Chief Operating Officer for Matrix Semiconductor, Inc. from November 1999 until January 2005, when it was acquired by us. More recently, Dr. Sivaram was Chief Executive Officer of Twin Creeks Technologies, Inc., from January 2008 to December 2012. Dr. Sivaram also held various engineering and management positions at Intel Corporation between July 1986 and October 1999. Dr. Sivaram received a Ph.D. and an M.S. in Materials Science from Rensselaer Polytechnic Institute and a B.E. in Mechanical Engineering from the National Institute of Technology, Tiruchirappalli. Since January 2016, Dr. Sivaram has served on the board of trustees of Rensselaer Polytechnic Institute.

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

•	inability to successfully transition to 3D NAND technology or reduce product costs to keep pace with reductions in average selling prices, resulting in lower or negative product gross margin;

•
potential delays in product development or lack of customer acceptance and qualification of our solutions, including on new technologies, such as 15-nanometer (which we also refer to as 1Z-nanometer) process technologies, X3 NAND memory architecture and 3D NAND technology, particularly our enterprise solutions, client SSDs and embedded flash storage solutions;

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

•	fluctuations in customer concentration, the loss of, or reduction in orders from, one or more of our major customers and the financial and market position of those customers;

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

•
errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers, our firmware and software; and

•	the other factors described in this “Risk Factors” section and elsewhere in this report.

The announcement and pendency of our agreement to be acquired by Western Digital may have an adverse effect on our business, operating results and stock price. On October 21, 2015, we signed a merger agreement, under which a wholly-owned subsidiary of Western Digital will, subject to the satisfaction or waiver of the conditions in the merger agreement, merge with and into SanDisk Corporation, and SanDisk Corporation will be the surviving corporation in the merger and a wholly-owned subsidiary of Western Digital (referred to below as the “merger”). SanDisk and Western Digital have operated and, until the completion of the merger, will continue to operate independently. Uncertainty about the merger may adversely affect our revenue, operating results and stock price, whether or not the merger is completed. For example, strategic partners, customers, suppliers or other business partners may:

•	delay, defer or cease purchasing goods or services from us or providing goods or services to us;

•	delay or defer other decisions concerning us, or refuse to extend credit to us;

•	cease further joint development activities; or

•	otherwise seek to change the terms on which they do business with us.

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

•
the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Western Digital merger agreement, which may prevent us from pursuing certain strategic opportunities without Western Digital’s approval;

•
during the period that the merger agreement is in effect, except as permitted by certain limited exceptions in the merger agreement or required by their fiduciary duties and subject to the other requirements of the merger agreement, our Board of Directors may not withdraw or adversely modify its recommendation of approval by the SanDisk stockholders of the proposed merger, which has the effect of delaying other strategic transactions and may, in some cases, make it impossible to pursue other strategic transactions that are available only for a limited time;

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

Since a portion of the merger consideration our stockholders will receive in the proposed merger will be in the stock of Western Digital, our stock price has been and will continue to be adversely impacted by a decline in Western Digital’s stock price and any adverse developments in Western Digital’s business outlook. Western Digital stock price changes may result from a variety of factors, including changes in its businesses operations and outlook, changes in general market and economic conditions, and regulatory considerations. These factors are beyond our control. In addition, the stock portion of the merger consideration received by our stockholders at closing will increase and the cash portion will decrease in the event that Western Digital’s announced investment from a subsidiary of Unisplendour Corporation Ltd., or Unis Investment, has not closed, and in the event our cash available for use in the United States, or U.S., as of the closing is below certain specified thresholds. The failure of Western Digital to close the Unis Investment will adversely impact our stock price.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services, other transaction costs and employee retention costs in connection with the merger, and these fees and costs are payable by us regardless of whether the merger is consummated.

We have filed with the SEC a joint proxy statement/prospectus and other relevant materials in connection with the proposed merger on February 5, 2016. The joint proxy statement/prospectus has been mailed to our stockholders. We urge our stockholders to read the joint proxy statement/prospectus, including the section titled “Risk Factors” in the joint proxy statement/prospectus, filings made by Western Digital with the SEC, including its quarterly report for the fiscal quarter ended January 1, 2016, including the section titled “Risk Factors” in the quarterly report, and the other relevant materials because they contain important risks and information about the merger, including, but not limited to, other risks relating to the merger, the combined company following the merger, and risks related to Western Digital common stock.

Our pending acquisition by Western Digital may not be completed, may be delayed or may be approved subject to materially burdensome conditions, any of which may adversely affect our business, operating results and stock price. Our and Western Digital’s obligations to consummate our acquisition by Western Digital are subject to the satisfaction or waiver of certain closing conditions, including (i) the required approval of the merger by our stockholders, and, if the closing of the Unis Investment has not occurred, the approval by Western Digital’s stockholders of the issuance of Western Digital common stock in connection with the merger, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) receipt of regulatory clearance under certain foreign anti-trust laws including in the European Union and in China, (iv) the absence of any order prohibiting the merger or enactment of any law that makes the consummation of the merger illegal, (v) if the Unis Investment has not been terminated and it is a “covered transaction” for purposes of U.S. Committee on Foreign Investment in the United States, or CFIUS, or if CFIUS otherwise requests or requires a filing with respect to the merger, the approval of CFIUS, (vi) the absence of any material adverse effect on either us or Western Digital since the date of the merger agreement that is continuing, (vii) subject to certain exceptions, the accuracy of the representations and warranties of the parties in the definitive agreement, and (viii) performance by us and Western Digital of our respective obligations under the Western Digital merger agreement. The waiting period under the HSR Act expired at 11:59 p.m. eastern time on January 15, 2016. Anti-trust clearance was obtained in Singapore on January 19, 2016, in Japan on January 22, 2016, in Taiwan on February 1, 2016, in the European Union on February 4, 2016, in Turkey on February 11, 2016 and South Korea on February 12, 2016; anti-trust review is pending in China and South Africa. There can be no assurance that the remaining conditions to the completion of the merger will be satisfied in a timely manner, or at all. Although we and Western Digital have agreed to use reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained, and the governmental entities from which these approvals are required may impose conditions on the completion of the merger or require changes to the terms of the merger. Any such conditions or changes could have the effect of jeopardizing or delaying completion of the merger. Any delay in completing the merger may significantly reduce the synergies projected to result from the merger and other benefits that the parties expect to achieve if they successfully complete the merger. If the Unis Investment does not close or the Unis agreement is terminated, and the Western Digital stockholders do not approve the issuance of Western Digital common stock in connection with the merger, then the parties are not obligated to consummate the merger. In addition, other factors, such as Western Digital’s ability to obtain the debt financing it needs on acceptable terms and other sources of cash to consummate the merger, and any litigation challenging the merger, may affect when and whether the merger will occur. If the merger is not completed by October 21, 2016 (subject to potential extensions to January 21, 2017, in the event receipt of certain required regulatory approvals related to antitrust matters have not been obtained), either Western Digital or SanDisk may choose to terminate the merger agreement. Western Digital or SanDisk may also elect to terminate the merger agreement in certain other circumstances, and the parties can mutually decide to terminate the merger agreement at any time prior to the closing, before or after stockholder approval, as applicable.

If the merger is not completed, our stock price could fall to the extent that our current price reflects an assumption that the acquisition will be completed. Furthermore, if the merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•	we could be required to pay a termination fee of approximately $553 million to Western Digital under certain circumstances as described in the Western Digital merger agreement;

•	we could be required to pay a termination fee of approximately $184 million to Western Digital in the event our stockholders fail to approve the merger;

•
we will be required to pay one warrant transaction counterparty bank approximately $209 million as a termination payment with respect to its warrant transaction and may be required to make payments to additional counterparty banks in connection with the unwinding of our warrant transactions originally entered into in connection with our outstanding convertible notes;

•	the warrant transactions with certain counterparty banks may be adjusted to lower strike prices to reflect the economic effect of the pending merger announcement on the warrant transactions;

•	we would have incurred significant costs in connection with the acquisition that we would be unable to recover, including transaction, legal, employee-related and other costs;

•	we may be subject to legal proceedings related to the acquisition;

•	the failure of the acquisition to be consummated may result in negative publicity and a negative impression of us in the investment community;

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

If we are unable to successfully transition to 3D NAND technology or to reduce our product costs to keep pace with reductions in average selling prices, our gross margin may be harmed. Because of the historical and expected future declines in the price of NAND flash memory, we need to reduce our product costs in order to maintain adequate gross margin. Our ability to reduce our cost per gigabyte of memory produced primarily depends on technology transitions and the improvement of manufacturing efficiency, including manufacturing yields. If our technology transitions, including the production ramp of 3D NAND technology, take longer or are more costly to complete than anticipated, our flash memory costs may not remain competitive with other NAND flash memory producers, which would harm our gross margin and financial results. As 2D NAND technology reaches its limits of cost-effective technology scaling, our successful development of 3D NAND and alternative technologies, such as 3D ReRAM, is crucial to continue the cost reductions necessary to maintain adequate gross margin. We have begun initial production of our 48-layer X3 3D NAND technology and shipped initial quantities of retail products and OEM samples using this technology late in the fourth quarter of 2015. In transitioning our 2D NAND manufacturing capacity to 3D NAND technology, we could experience delays or other challenges in the production ramp, qualification of wafers, shipment of samples to customers or customer approval process. Our failure to continue to develop 3D NAND or to develop alternative technologies and transition our customers to these technologies in a timely or effective manner, or at all, or the failure of these technologies to effectively compete with those of our competitors, could harm our revenue, gross margin and results of operations. Manufacturing yields are a function of both design and manufacturing process technology, and yields may also be impacted by equipment malfunctions, fabrication facility accidents or human error. 3D NAND and any new manufacturing node may be more susceptible to manufacturing yield issues. Manufacturing yield issues may not be identified during the development or production process or solved until an actual product is manufactured and tested, further increasing our costs. We expect to transition approximately 15% of our 2D NAND wafer capacity to 3D NAND by the end of 2016. However, given early yields and limited volumes, we do not expect our 3D NAND to achieve cost reduction compared to our 15-nanometer 2D NAND this year. If we are unable to improve manufacturing yields or other manufacturing efficiencies, our gross margin and results of operations would be harmed. In addition, our products contain materials other than flash memory and require product level assembly and test. As our product portfolio has evolved to include an increasing mix of complex products, the proportion of our product costs attributable to materials other than flash memory has increased. If we are unable to reduce the cost of these materials or manufacturing, our gross margin and results of operations would be harmed.

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

Growth in our captive memory supply comes from investments in technology transitions, productivity improvements and new capacity at Flash Ventures. These investment decisions require significant planning and lead-time before an increase in supply can be realized, and are further determined by factors such as the timing, rate and type of investment by us and Toshiba, our partner in Flash Ventures, agreement between us and Toshiba as to these matters, our evaluation of the potential return on investment of the addition of new capacity, particularly in light of the timing, cost and availability of next generation technology, our profitability, our estimation of market demand and our liquidity position. A failure to accurately forecast demand for our products or industry capacity could cause us to over-invest or under-invest in technology transitions or the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or net realizable value inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. In the past, we have recorded charges for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. On the other hand, if we or Toshiba under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect or we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply of the right type of memory or at all to meet demand on a timely and cost effective basis and we may lose opportunities for revenue and market share as a result, which would harm our ability to grow or maintain revenue. In such cases, we may have only a limited ability to satisfy our supply needs from non-captive supply sources and may not be able to obtain the right mix of non-captive product that meets our requirements within an adequate lead time or at a cost that allows us to generate an adequate gross margin, which may cause us to lose sales, market share and profits. Prolonged inability to meet customer demand could also cause us to lose revenue opportunities with both existing and potential customers beyond the duration of any given supply shortage. In addition, our multi-year transition to 3D NAND requires a significantly greater amount of equipment and, correspondingly, requires additional cleanroom space to house the new equipment necessary for the transition without reducing wafer capacity. We are investing in the New Fab 2 Facility with our manufacturing partner, Toshiba, to provide additional cleanroom space to support the transition to 3D NAND, which increases our capital requirements. We expect New Fab 2 to support the transition of somewhat less than half of existing 2D NAND capacity in Fab 3, Fab 4 and Fab 5. Failure to continue to secure and invest in additional cleanroom space to support the continued 3D NAND transition could adversely impact our supply of captive NAND flash memory and financial results.

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

In addition, we are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed with Flash Ventures and under the foundry arrangements with Toshiba for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margin. Our limited ability to react to fluctuations in supply and demand makes us particularly susceptible to variations from our forecasts and expectations, and even in times of excess demand, our operating results may be harmed.

The future growth of our business depends on the development and performance of new and existing markets for flash memory, including the SSD markets, which includes enterprise solutions and client SSDs, and on our ability to penetrate, maintain or improve our position in these markets. Historically, removable flash memory imaging cards and USB drives, both sold primarily through the retail channel, provided the majority of our revenue. As growth in these retail products slowed, we increased sales of embedded NAND flash memory and cards for devices such as mobile phones, tablets and other mobile devices. More recently, we have relied on SSD products to generate a significant portion of our revenue growth. Our future growth is dependent on the development of new markets, new applications and new products for NAND flash memory, on the continued use of NAND flash memory in existing markets and on our ability to penetrate, maintain or improve our position in such markets. There can be no assurance that the use of NAND flash memory in existing markets and products will continue or grow fast enough, or at all, that we will be able to maintain or improve our position in existing markets, or that new markets will develop and adopt NAND flash technologies to enable us to grow.

We believe that, over the next several years, the largest growth areas for NAND flash will be SSDs and related high-value solutions, whereas the mobile market for NAND flash is expected to grow at a slower rate than in the past, and the retail market for NAND flash is expected to modestly decline. We will continue to make significant investments in the development of hardware and software solutions for the enterprise data center and for client SSDs. However, our ability to succeed in the SSD or related high-value solutions markets is subject to various risks and uncertainties, including, among other things:

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

•	we may be unable to realize the expected benefits of our acquisitions or investments related to enterprise solutions;

•	SSDs and other high-value solutions require sophisticated firmware and software, and we must continue to develop firmware and software expertise;

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

Sales to a small number of customers represent a significant portion of our revenue, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenue and operating results could suffer. Our ten largest customers represented 44% and 48% of our revenue in 2015 and 2014, respectively. One customer accounted for 14% and 19% of our revenue in 2015 and 2014, respectively. The composition of our major customer base has changed over time, including shifts between commercial and retail-based customers, and there have been changes in the market share concentration among our customers. Many of our commercial customers purchase more than one product category from us. We expect fluctuations in our customer and licensee base and the mix of our revenue by customer and licensee to continue as markets and strategies evolve, which could make our revenue less predictable from period-to-period. There may be consolidations of our customers which could reduce the number of customers to whom our products could be sold. Our sales are generally made from standard purchase orders and short-term commitments rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time with limited notice or penalty. If we were to lose one or more of our major customers or experience any material reduction in orders from, or a material shift in product mix by, any of these customers, or if we were to lose one or more of our licensees or any of our licensees were to materially reduce their sales of licensed products, our revenue and operating results could suffer.

Our solutions rely on sophisticated firmware that is complex and costly to develop and may require frequent product updates. Our embedded, client SSD and enterprise solutions increasingly depend on sophisticated firmware that may require significant customization for customers in our commercial channel. The development of sophisticated, complex or customized firmware is lengthy and requires significant resources, which increases our costs and time to market. We may be required to develop or update firmware for our solutions, including due to changes in customer specifications, changes in industry standards or new product introductions, which would result in increased costs. For example, in embedded solutions, certain competitors have recently introduced a mobile storage standard referred to as Universal Flash Storage, or UFS. If UFS is widely adopted by our customers, we would need to update our embedded solutions to be compatible with this new standard in order to remain competitive. Furthermore, our failure to develop or update firmware in a timely manner, or at all, may result in reduced demand from our customers, notwithstanding the long design, qualification and test cycles we have undertaken as part of our sales process for a solution, which may harm our results of operations.

We sell our enterprise solutions to a limited number of OEM customers that have long design, qualification and sales processes, and we expect growing demand from hyperscale customers that may be difficult to forecast. The enterprise storage market is comprised of a relatively limited number of OEM customers, with long design, qualification and test cycles prior to sales. OEM customers in the enterprise storage market may also require us to customize our products, which could further lengthen the product design, qualification, manufacturing and sales process. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any customer orders on the timelines or in the quantities we expect. These lengthy and uncertain processes also make it difficult for us to forecast demand and timing of customer orders. Moreover, we start manufacturing our products and placing orders for materials and components based on non-binding forecasts that our OEM customers provide to us, further increasing our inventory exposure when actual sales vary from the OEM customer’s forecasts. The difficulty in forecasting demand and the customized nature of our products for certain OEMs makes it difficult to anticipate our inventory requirements, which may cause us to over-purchase materials and components or over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Furthermore, due to longer customer product cycles, we may not be able to transition customers to our leading edge products, which would prevent us from benefitting from the technology transitions that enable cost reductions, which may harm our gross margin. When we acquire companies, such as Fusion‑io, Inc., or Fusion‑io, that have products using flash memory other than our captive flash memory, we typically transition these products to our captive memory, and any delays in customer qualification of our captive memory for these products may cause unexpected declines in our revenue or margins from these products. We expect growing demand for our enterprise solutions from hyperscale customers. Hyperscale customers may place orders for significant volumes with short lead times that may be difficult for us to forecast and fulfill, and sales to hyperscale customers may negatively impact gross margins due to product mix and pricing, each of which could adversely affect our business.

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

•
we may not always agree with Toshiba on the NAND research and development roadmap, the technology path beyond NAND flash memory, or expansions or conversions of fab capacity; we or Toshiba may have different priorities with respect to investment in Flash Ventures or future technologies, and divergent technology paths and investment priorities may adversely impact our results of operations, financial condition or competitiveness; and

•
Flash Ventures require significant investments by both Toshiba and us for technology transitions and capacity expansions; if Toshiba or we do not provide sufficient resources, these investments could be delayed or reduced, which could adversely impact our competitiveness; and if Toshiba, we or Flash Ventures do not have sufficient access to credit, such as lease financings for Flash Ventures, on favorable terms, or at all, Toshiba and we may need to delay or reduce investment in Flash Ventures or could be required to use more cash to fund investments in Flash Ventures, which would adversely impact our liquidity and financial position.

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory or the alternative technologies that we are developing obsolete or less attractive, and we may not have access to those new technologies on a cost‑effective basis, or at all, or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. Due to inherent technology limitations, the bit growth and cost reduction from 2D NAND flash technology transitions is slowing down. We have transitioned a majority of our NAND manufacturing capacity to the 15-nanometer node, and we expect 15-nanometer to be our last technology node on 2D NAND flash architecture. We are investing in our 3D NAND flash architecture. Pilot line operations for our 3D NAND began in the third quarter of 2015, and late in the fourth quarter of 2015, we shipped initial quantities of retail products manufactured using our 3D NAND technology, and also shipped our first OEM customer samples. We are also investing in 3D ReRAM technology, which we believe may be a viable alternative to NAND flash memory in the future. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time. The success of our overall technology strategy is also dependent in part upon the development by third-party suppliers of advanced semiconductor materials and process technologies, such as extreme ultraviolet. Our technology development of 2D NAND, 3D NAND and 3D ReRAM is done in conjunction with Toshiba, and the success of our development could be influenced by whether we are able to agree with Toshiba on a technology path or the timing and amount of investment. In addition, we have entered into a long-term partnership with HPE to collaborate on the development of 3D ReRAM for Storage Class Memory applications. There can be no assurance that we will be successful in developing 3D NAND, 3D ReRAM or other technologies in a timely manner, or at all, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies. Furthermore, we cannot guarantee that 3D NAND, 3D ReRAM or other technologies we develop will match or exceed all of the performance characteristics of 2D NAND flash technology, will be developed at a rate that matches market needs, will result in cost reductions that will enable us to be competitive, or will be well-suited, in a timely manner, or at all, for all of the applications in the end markets that 2D NAND flash memory currently addresses or may address in the future. Additionally, 3D NAND, 3D ReRAM or other technologies may require different capital equipment or manufacturing processes than existing 2D NAND which could impact the cost reduction benefits obtainable through these technologies.

Many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies such as magneto-resistive RAM, ReRAM, 3D XPoint, Memristor, vertical or stacked NAND, phase-change, charge-trap flash technologies and other technologies. Based upon public announcements, our competitors are in various stages of development and commercialization of their 3D NAND technologies, including shipping products and samples based on 3D NAND. At this time, these technologies are still emerging and it is unclear how they will compare to our 2D NAND or 3D NAND technologies and what implications 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. For example, the specifications of competitors’ 3D NAND may make it more competitive in certain products than the 2D NAND currently produced by us. Successful broad-based commercialization of one or more competing technologies, as well as differing strategies and timing with respect to the transition from 2D NAND to 3D NAND, could reduce the competitiveness and future revenue and profitability of our 2D NAND and 3D NAND flash technologies, and the potential 3D ReRAM technology that we are developing with our partners. In addition, we generate license and royalty revenue from NAND flash technology, and if NAND flash technology is replaced by a technology where our IP is less relevant, our license and royalty revenue would decrease. Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally. If our competitors successfully develop new or alternative technologies, and we are unable to continue to develop our technologies on an equivalent basis, or if our competitors’ new or alternative technologies satisfy application-specific requirements that our technologies are not able to, we may not be able to compete effectively, and our operating results and financial condition would suffer.

Alternative technologies or storage solutions such as cloud storage, enabled by high bandwidth wireless or internet-based storage, could reduce the need for physical flash storage within electronic devices or reduce the rate by which average capacity increases in such devices, which could materially harm our operating results and financial condition.

Growth of our NAND flash memory bit supply at a slower rate than the overall industry for an extended period of time would result in lowering our industry market share which could limit our future opportunities and harm our financial results. Our strategy has been to focus on increasing our share of high-value solutions and industry revenue rather than solely on our industry bit share. While our NAND bit supply grew at a faster rate than the industry in 2015, our NAND bit supply grew at a slower rate than the industry in 2013 and 2014 and is also expected to grow slower than the industry in 2016. Successful broad-based commercialization of 3D NAND may accelerate the growth of NAND flash bits more than we anticipate. If our bit growth lags behind our competitors for an extended period of time, it will reduce our captive flash bit market share in the industry. With lower bit market share, we may not be able to sufficiently address all market opportunities. Some of our customers may want to buy multiple types of products or specific quantities of our products and if we limit the growth of our production, we may not be able to meet customer requirements or our competitors may become more preferred suppliers based upon either the breadth of their product offerings or volume of their product supply. In addition to the potential loss of bit market share, our competitors may realize better cost declines than us enabled by improved economies of scale achieved through additional bit growth. If our competitors have lower costs, our competitors could offer similar products at a lower price than us which could harm our competitiveness and financial results. If we decide to purchase non-captive supply from competitors to provide supply to our customers, there is no guarantee we will be able to secure such supply at a competitive price, in the right product mix or quality level, or in sufficient volume, or at all.

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

Our license and royalty revenue may fluctuate or decline significantly in the future due to license agreement expirations or renewals, declines in sales of the products or use of technology underlying the license and royalty revenue by our licensees, or if licensees fail to perform on a portion or all of their contractual obligations. If our existing licensees do not renew their licenses upon expiration, renew or sign new agreements on less favorable terms, exercise their option to terminate the license or fail to exercise their option to extend the licenses, or we are not successful in signing new licensees in the future, our license revenue, profitability and cash provided by operating activities would be harmed. As our older patents expire, and the coverage of our newer patents may be different, it may be more difficult to negotiate or renew favorable license agreement terms or a license agreement at all. For example, in the first quarter of 2010, our license and royalty revenue decreased sequentially, due primarily to a new license agreement with Samsung that was effective in the third quarter of 2009 and contains a lower effective royalty rate compared to the previous license agreement. The 2009 Samsung license agreement expires in August 2016. If we are unable to negotiate a new agreement or if we negotiate a new agreement on less favorable terms such as a lower effective royalty rate compared to the current license agreement, we will experience a decrease in license and royalty revenue when the license agreement expires. To the extent that we are unable to renew license agreements under similar terms, or at all, our financial results would be harmed by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees. Our agreements may require us in certain instances to recognize license revenue related to a particular licensee all in one period instead of over time which could create additional volatility in our licensing revenue. A portion of our license and royalty revenue is based on sales of product categories as well as underlying technology, and fluctuations in the sales of those products or technology adoption rates would also result in fluctuations in the license and royalty revenue due to us under our agreements. If our licensees or we fail to perform on contractual obligations, we may incur costs to enforce or defend the terms of our licenses and there can be no assurance that our enforcement, defense or collection efforts will be effective. If we license new IP from third parties or existing licensees, we may be required to pay license fees, royalty payments or offset existing license revenue. We may enter into agreements with customers, suppliers or partners that could limit our ability to monetize our IP or could result in us being required to provide IP indemnification to our customers, suppliers or partners. In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

In transitioning to new technologies and products, we may not achieve design wins, our customers may delay transition to new technologies, our competitors may transition more quickly than we do, or we may experience product delays, cost overruns or performance issues that could harm our operating results and financial condition. The transition to new generations of products, such as products containing 15-nanometer, 3D NAND or X3 NAND or other memory architecture or new storage interfaces, is highly complex and requires new controllers, new test procedures and modifications to numerous aspects of our manufacturing processes, resulting in the need for extensive qualification of the new products by our customers and us. In addition, our competitors may transition to new technologies more quickly or more effectively than we are able to, which could harm our ability to compete effectively. If we fail to develop or achieve design wins for products using new technologies, if our customers choose to transition to these new technologies more slowly or faster than our roadmap plans, if the demand for the products that we develop is lower than expected, if the supporting technologies to implement these new technologies are not available, or if our competitors transition to these new technologies more quickly or more effectively than we are able to, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our market position. Delays in our product qualifications could harm our gross margin and financial results. Furthermore, there can be no assurance that technology transitions will occur on schedule or at the yields or costs that we anticipate, that the tools and equipment required for the technology transitions will be available on a cost-effective basis, or at all, or that products based on the new technologies will meet customer specifications. The vast majority of our products require controllers and firmware. We rely on a limited number of third-party vendors to develop or supply controllers for many of our high-value solutions. Any delays or cost increases in developing or sourcing controllers or firmware, or incompatibility or quality issues relating to the controllers or firmware in our products, could harm our revenue and gross margin, as well as business relationships with our customers. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results and financial condition.

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

•
failure to transition an acquired business from third-party sources of NAND flash memory to our captive supply of these materials, not having enough captive NAND flash memory to support the revenue growth of the acquired business or inability to procure sufficient NAND flash memory from third-party sources in a cost-effective manner, or at all, which could harm our ability to achieve the expected benefits from the acquisition;

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

In July 2014, we completed the acquisition of Fusion‑io, a developer of flash-based PCIe hardware and software solutions that enhance application performance in enterprise and hyperscale data centers. In addition to the risks described above, failure to leverage or delays in leveraging Fusion‑io’s go-to-market capabilities to generate revenues for our products could harm our ability to realize the potential financial or strategic benefits of the acquisition and thereby harm our growth prospects or results of operations. Failure to realize the anticipated benefits from acquisitions could result in the impairment of our acquisition-related intangible assets, which would harm our results of operations. For example, in the first quarter of 2015, we recorded an impairment charge of $61 million related to an in-process research and development, or IPR&D, asset from the acquisition of Fusion‑io. This impairment charge stemmed primarily from our decision to abandon this IPR&D project and redirect resources towards the next-generation PCIe and converged enterprise platform. As of January 3, 2016, the net book value of the Fusion‑io acquisition-related amortizable intangible assets was $224 million, some or all of which could be subject to impairment.

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

Currently, wafers for our internally-designed controllers are manufactured by third-party foundries. In addition, we purchase controllers from third-party sources, and most of our products require other components and materials for which we do not have captive supply, such as the DRAM included in some of our SSDs and MCP storage solutions that we supply for use in mobile devices. A disruption in the manufacturing operations of our controller wafer vendors, third-party controller vendors or suppliers of other components, such as DRAM, could result in delivery delays, harm our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for these components, which could take several quarters to complete. In February 2016, an earthquake occurred in southern Taiwan, which is an area from which we and some of our suppliers source controllers used in our products.  If our suppliers experience significant damage to inventory or production stoppages, our business operations and financial condition could be harmed.

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

We develop new products, technologies and standards, which may not be widely adopted by consumers or enterprises, or, if adopted, may reduce demand for our older products. We devote significant resources to the development of new products, technologies and standards. New products may require significant upfront investment with no assurance of long-term commercial success or profitability. As we introduce new products, standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all. Failure of consumers or enterprises to adopt our new products, standards or technologies could harm our results of operations as we fail to reap the benefits of our investments. Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products, negatively impact our license and royalty revenue, or increase license and royalty expense. For example, in embedded solutions, certain competitors have recently introduced a mobile storage standard referred to as UFS. If UFS is widely adopted by our customers, we could experience a decline in demand for our embedded solutions. We would need to update our embedded solutions to be compatible with this new standard in order to remain competitive. If new standards are broadly accepted and we do not adopt these new standards in our products, our revenue and results of operations may be harmed.

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

•
NAND Manufacturers and Embedded Solutions Providers. We compete with NAND flash memory manufacturers, including Hynix, Intel, Micron, Samsung and Toshiba. These companies compete with us in selling a range of flash-based products and form factors, including embedded, SSDs, removable and other form factors. These competitors are large companies that may have greater and more advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources, better recognized brand names and more diversified and lower cost businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our competitors at a low cost. We began initial 3D NAND product shipments in the retail channel and initial OEM customer sampling using our 3D NAND technology late in the fourth quarter of 2015. Samsung announced the start of mass production of its 3D NAND flash technology, VNAND, in 2013, and other competitors have either announced the expected launch or shipments of products or samples incorporating 3D NAND technologies. The availability and specifications of competitors’ 3D NAND may make their products more competitive than our products. In addition, many of our competitors have more diversified semiconductor manufacturing capabilities and can internally produce integrated solutions or hybrid products that may include a combination of NAND flash, DRAM, custom application-specific integrated circuits, or ASICs, or other integrated products, while our captive manufacturing capability is solely dedicated to NAND flash. These diversified capabilities may also provide these competitors with a competitive advantage not only in product design and manufacturing due to the ability to leverage know-how in DRAM, custom ASICs or other technologies, but also in a greater ability to respond to industry fluctuations due to their ability to convert their DRAM and other semiconductor manufacturing capacity or equipment to NAND flash and vice-versa. Furthermore, some of these competitors manufacture and sell products that are complementary to flash memory products, and may be able to leverage their competencies and customer relationships to gain a competitive advantage. Current and future memory manufacturer competitors could produce alternative flash or other memory technologies that could compete against our NAND flash technology or our alternative technologies, or may transition to more advanced technologies sooner than us, each of which may reduce demand or accelerate price declines for our products. Furthermore, if our technology development results in less cost reduction than the technology of our competitors, our business and operating results would be harmed and our investments in captive fabrication facilities could be impaired.

•
Removable Products Manufacturers and Resellers. We compete with manufacturers and resellers of flash memory card and USB drives, which purchase or have a captive supply of flash memory components and assemble memory products. Price fluctuations, the timing of product availability and resources allocated to marketing programs can harm our branded market share and reduce our sales and profits. We also sell flash memory in the form of private label cards, wafers or components to certain OEMs who sell flash products that may ultimately compete with our branded products in the retail or commercial channels. The sales volumes and pricing to these OEMs can be highly variable and these OEMs may be more inclined to switch to an alternative supplier based on short-term price fluctuations or the timing of product availability, which could harm our sales and profits.

•
Client Storage Solution Manufacturers. In the market for client SSDs, we face competition from Intel, Micron, Samsung, Hynix and Toshiba, all of which are also NAND flash producers, as well as client SSD and hard drive providers such as Kingston, Lite-On, Seagate and Western Digital. In this market, we compete with these industry players largely on the basis of performance capabilities, quality, price, product reliability and relationships with computer manufacturers. Many of the large NAND flash producers have long established relationships with computer manufacturers, or are computer manufacturers themselves, which gives them a competitive advantage in qualifying and integrating their client storage solutions in this market as well as the ability to leverage competencies that have been developed through these relationships in the past. Hard drive manufacturers such as Seagate and Western Digital may also have a competitive advantage in their ability to leverage their existing relationships and brand recognition with customers, as well as their ability to leverage existing technology in creating hybrid drive products. Our failure to compete effectively against these industry players could harm our business and results of operations.

•
Enterprise Storage Solution Manufacturers. In the market for enterprise data center storage solutions, we face competition from Intel, Micron, Samsung and Toshiba, all of which are also NAND flash producers, as well as from Lite-On, Seagate, Western Digital, including its Hitachi Global Storage Technologies subsidiaries, and emerging competitors. Many of these companies offer competing solutions in enterprise SSDs, systems and software. Our enterprise system solutions, such as the InfiniFlash System, combined with different proprietary and open-source software stacks, compete with solutions that offer similar functionality, ranging from HDD-based system solutions to hybrid solutions which combine flash and HDDs, to all flash arrays, from a variety of companies including NetApp, EMC and others, which have a longer history and more established infrastructure for serving enterprise customers. In addition, hyperscale companies, such as Amazon, Google, Microsoft and Facebook, may internally develop enterprise storage solutions that reduce the demand for our solutions. Our competitors in this market may be able to leverage existing resources and competencies or acquire or develop other strategic relationships with established or start-up companies before we are able to, which could give them a competitive advantage, and if we are unable to independently develop comparable capabilities, we may be unable to effectively compete.

The Chinese government has announced plans to make significant investments over the next decade to promote its domestic semiconductor industry. Some semiconductor companies have formed alliances and joint ventures with Chinese companies, such as Qualcomm Inc. and China’s Semiconductor Manufacturing International Corporation; Intel and government-run mobile chip manufacturers; and NXP Semiconductors and Datang Telecom Technology & Industry Group. These competitors and independent Chinese manufacturers can leverage the substantial resources and incentives provided by the Chinese government, and if we are unable to effectively compete with any new manufacturers located in China or domestic competitors benefitting from alliances with Chinese companies in the markets where we compete, our operating results and financial condition will suffer.

Our ability to generate revenue or adequate margins for certain products may be limited by our ability to secure, at competitive prices or at all, components or materials required to produce those products. Our products require certain components and materials for which we do not have captive supply. Our ability to generate revenue or adequate margins could be impacted by an inability to source those components or materials in a cost-effective manner, or at all. For example, some of our SSDs and the MCP storage solutions that we supply for use in mobile devices include both NAND flash memory and DRAM. Since we do not have a captive supply of DRAM, there could be periods in which we are unable to cost-effectively and timely source DRAM in the quantities that we require, which could result in our competitors with greater access to DRAM becoming preferred suppliers for these solutions, as well as discrete flash solutions. In addition, costs of DRAM have increased in the past and continued increases in the future would harm our gross margin for our products that include DRAM. Furthermore, as our product portfolio has evolved to include an increasing mix of complex products, we have become increasingly reliant on components and materials other than flash memory, and the proportion of our product costs attributable to these materials has increased. If we are unable to source these components or materials cost effectively, or at all, or if we are unable to reduce the cost of these materials and other costs, our revenue and margin may be harmed.

Our financial performance and the value of our investments depend significantly on worldwide economic conditions, which have deteriorated in many countries and regions, and may not recover in the foreseeable future. Demand for our products is harmed by negative macroeconomic factors affecting consumer and enterprise spending. Slower projected growth in certain geographic regions including China, higher prevailing interest rates, low levels of consumer liquidity, risk of default on sovereign debt and significant volatility in credit and equity markets have weakened and may continue to weaken consumer confidence and have decreased consumer and enterprise spending in many regions around the world. These and other economic factors may reduce demand for our products and harm our business, financial condition and operating results. In addition, we maintain investments, including our cash, cash equivalents and marketable securities, of various holdings, types and maturities and, given the global nature of our business, our investment portfolio includes both domestic and international investments. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk and other factors, and declines in the credit ratings or pricing of our investments could result in a decline in the value and liquidity of our investments, including our cash, cash equivalents and marketable securities, and result in a significant impairment of our assets.

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

We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third-party subcontractors for a portion of our wafer testing, chip assembly, product assembly, product testing and order fulfillment. From time-to-time, our subcontractors have experienced difficulty meeting our requirements. If we are unable to increase the amount of capacity allocated to us from our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products. We do not have long-term contracts with some of our existing subcontractors, nor do we always have guaranteed manufacturing capacity with our subcontractors and, therefore, cannot guarantee that they will devote sufficient resources or capacity to manufacturing our products. We are not able to directly control product delivery schedules or quality assurance. Furthermore, we manufacture on a turnkey basis with some of our subcontractors. In these arrangements, we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would harm our operating results and financial condition.

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

Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen. Appreciation in the value of the Japanese yen relative to the U.S. dollar would increase our cost of NAND flash wafers, negatively impacting our gross margin and operating results. In addition, our investments in Flash Ventures are denominated in Japanese yen and strengthening of the Japanese yen would increase the cost to us of future funding and increase the value of our Japanese yen-denominated investments, increasing our exposure to asset impairments. Macroeconomic weakness in the U.S. or other parts of the world could lead to strengthening of the Japanese yen, which would harm our gross margin, operating results, and the cost of future Flash Ventures funding, and increase the risk of asset impairment. We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia. Additionally, we have exposures to emerging market currencies, which can be extremely volatile. We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

We generally enter into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on certain foreign currency assets, liabilities and net investments. In addition, from time-to-time, we hedge certain anticipated foreign currency cash flows with foreign exchange forward contracts, primarily for Japanese yen-denominated inventory purchases and R&D operating expenses.

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

Our global operations and operations at Flash Ventures and third‑party subcontractors are subject to risks for which we may not be adequately insured. Our global operations are subject to many risks, including but not limited to errors and omissions, infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, supply chain interruptions, third-party liabilities, theft and fires or natural disasters. No assurance can be given that we will not incur losses beyond the limits of, or outside the scope of, the coverage of our insurance policies. From time-to-time, various types of insurance have not been available on commercially acceptable terms or, in some cases, at all. There can be no assurance that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially. Due to market availability, pricing or other reasons, we may elect not to purchase insurance coverage or to purchase only limited coverage. We maintain limited insurance coverage and, in some cases, no coverage at all, for natural disasters and environmental damages, as these types of insurance are sometimes not available or available only at a prohibitive cost. For example, our test and assembly facilities in Shanghai, China and Penang, Malaysia, on which we significantly rely, may not be adequately insured against all potential losses. Accordingly, we may be subject to uninsured or under-insured losses. We depend upon Toshiba to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures. If Toshiba fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants. In addition, we insure against property loss and business interruption resulting from the risks incurred at our third-party subcontractors; however, we have limited control as to how those sub-contractors run their operations and manage their risks, and as a result, we may not be adequately insured.

If our security measures or security measures of our suppliers, vendors and partners are breached and unauthorized access to our or their information technology systems is obtained, we may lose proprietary data. Our security measures and the security measures of our suppliers, vendors and partners may be breached and our or their information technology systems accessed as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, and result in unauthorized access to our customers’ or partners’ data or our data, including IP and other confidential business information. Attempts by others to gain unauthorized access to information technology systems are increasingly more sophisticated. These attempts, which might be related to state-sponsored intrusions or industrial or other espionage, include covertly introducing malware to computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Moreover, because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, we have limited or no control over the implementation of preventative measures of our suppliers, vendors and partners. While we have identified several incidents of unauthorized access, to date none have caused material damage to our business. Security breaches could result in disclosure of our IP, trade secrets or confidential customer, supplier or employee data, which could result in legal liability, harm to our reputation or cause harm to our business. Security breaches or other cyber attacks involving disruptions to or failures in information technology, communication systems or other critical infrastructure could also result in delays to or malfunctions in company, supplier, vendor or partner operations or services. We have minimal insurance coverage for cybersecurity-related matters. We could also be negatively affected by existing and proposed laws and regulations, as well as government policies and practices, related to cybersecurity, privacy and data protection. In addition, we have agreed with certain customers and strategic partners, including our manufacturing partner, Toshiba, to undertake certain commitments to promote information security, and we may be liable to Toshiba or such other parties if we fail to meet our cybersecurity commitments. We expect to continue to devote resources to the security of our information technology systems.

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

We may be unable to protect our IP rights, which would harm our business, financial condition and operating results. We rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights. From time to time, we are involved in significant and expensive disputes regarding our IP rights and those of others, including claims that we may be infringing patents, trademarks and other IP rights of third parties.

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

Litigation filed against SanDisk or Western Digital could prevent or delay the completion of the merger or result in the payment of damages following completion of the merger. SanDisk and members of its board of directors are currently and may in the future be parties, among others, to various claims and litigation related to the pending merger, including putative stockholder class actions. Among other remedies, the plaintiffs in such matters are seeking to enjoin the merger. The results of complex legal proceedings are difficult to predict, and could delay or prevent the merger from becoming effective in a timely manner. The existence of litigation relating to the merger could impact the likelihood of obtaining the stockholder approvals from either Western Digital or SanDisk. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive, could divert management’s attention away from their regular business, and, if any one of these lawsuits is adversely resolved against any plaintiff, could have a material adverse effect on our financial condition. For additional information regarding the pending litigation matters, see Part I, Item 3, “Legal Proceedings” of this report.

One of the conditions to the closing of the merger is that no applicable governmental entity having jurisdiction over Western Digital, SanDisk or Merger Sub shall have issued an order, decree or ruling or taken any other material action enjoining or otherwise prohibiting the consummation of any of the merger substantially on the terms contemplated by the merger agreement that remains in effect, and that no law shall have been enacted or promulgated by any applicable governmental entity that makes the consummation of the merger illegal that remains in effect. Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting Western Digital’s and/or SanDisk’s ability to complete the merger on the terms contemplated by the merger agreement, then such injunctive or other relief may prevent the merger from becoming effective in a timely manner, or at all.

We and certain of our officers are at times involved in litigation, including IP, antitrust and securities litigation, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings, which could materially harm our business. We are often involved in litigation, including cases involving our IP rights and those of others, antitrust and commercial matters, putative securities class action suits and other actions. We are the plaintiff in some of these actions and the defendant in others. Some of the actions seek injunctive relief, including injunctions against the sale of our products and substantial monetary damages, which if granted or awarded, could materially harm our business, financial condition and operating results.

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

Moreover, from time to time, we agree to indemnify certain of our suppliers and customers for alleged IP infringement. The scope of such indemnity varies but generally includes indemnification for direct and consequential damages and expenses, including attorneys’ fees. We may be engaged in litigation as a result of these indemnification obligations. Third-party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may harm our business, financial condition and operating results. For additional information concerning legal proceedings, see Part I, Item 3, “Legal Proceedings” of this report.

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

Conflict minerals regulations are causing us to incur additional expenses and could limit the supply and increase the cost of certain materials used in manufacturing our products. In August 2012, the SEC adopted rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These rules require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or any adjoining country. These rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. During the course of our diligence procedures, we could find that the minerals procured by one or more of our suppliers are not “conflict free” or discover violations of other rules, regulations or laws. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Some customers have notified us that they will require that our products be free of conflict minerals, and our revenue and margin may be harmed if we are unable to provide assurances to our customers that our products are “conflict free,” procure conflict free minerals at a reasonable price, or at all, or pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through our due diligence procedures. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the materials used in our products are conflict free. There are significant costs associated with complying with the ongoing diligence and disclosure requirements, such as costs related to determining the source of certain minerals used in our products, and we will incur additional costs of an independent private sector audit, to the extent required. We could also be subject to costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

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

Flash Ventures’ master equipment lease obligations contain covenants, which if breached, would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to each of the guarantors, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of January 3, 2016, our stockholders’ equity was in compliance with the related covenant under Flash Ventures’ master lease agreements.

If our stockholders’ equity were to fall below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under its master lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of our guarantee obligations under the master lease agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $766 million based upon the exchange rate at January 3, 2016, covered by our guarantees under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available on terms acceptable to us, if at all.

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

Our common stock and convertible notes prices have been, and may continue to be, volatile, which could result in investors losing all or part of their investments. The market prices of our common stock and convertible notes have fluctuated significantly in the past and may continue to fluctuate in the future. We believe that such fluctuations will continue as a result of many factors, such as changes in investor and analyst expectations regarding our pending acquisition by Western Digital, fluctuations in the market prices of Western Digital’s common stock, our financial performance, financing plans, future announcements concerning us, our competitors or our principal customers regarding financial results or expectations, technological innovations, industry supply and demand dynamics, new product introductions, level of share repurchases, governmental regulations, the commencement or results of litigation, changes in recommendations and earnings estimates by analysts or our ability to meet the expectations of investors or analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high-technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may harm the market price of our common stock as well as the prices of our outstanding convertible notes.

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

Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could harm our operations. Our supply chain operations, including those of our suppliers and subcontractors, are concentrated in the U.S., China, Japan, Malaysia, Singapore and Taiwan. In the past, certain of these areas have been affected by natural disasters such as earthquakes, tsunamis, floods and typhoons, and some areas have been affected by epidemics. In addition, our headquarters, which house a significant concentration of our research and development and engineering staff, are located in the San Francisco Bay Area, an area that is prone to earthquakes. If a natural disaster or epidemic were to occur in one or more of these areas, we could incur a significant work or production stoppage. The impact of these potential events is magnified by the fact that we do not have insurance for most natural disasters or epidemics, including earthquakes and tsunamis. The impact of a natural disaster or epidemic could harm our business and operating results. In February 2016, an earthquake occurred in southern Taiwan, which is an area from which we and some of our suppliers source controllers used in our products.  If our suppliers experience significant damage to inventory or production stoppages, our business operations and financial condition could be harmed.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability. We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. U.S. Internal Revenue Service, or IRS, audits may also impact the timing and amount of any refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. Furthermore, recent developments in foreign jurisdictions, including the Irish government’s announced changes to the taxation of certain existing non-resident Irish companies beginning in January 2021 and the Organisation for Economic Co-operation and Development’s project on base erosion and profit shifting, could ultimately increase our tax liabilities to foreign jurisdictions and the treatment of our foreign earnings from a U.S. perspective, which could adversely impact our effective tax rate.

We may be subject to risks associated with laws, regulations and customer initiatives relating to the environment or other social responsibility issues. We are subject to a wide range of environmental and other regulations in numerous jurisdictions in which we operate, including China, Japan, Malaysia and the U.S. In addition, climate change issues, energy usage and emissions controls may result in new and enhanced environmental legislation and regulations, at the international, federal or state level, that may make it more difficult or expensive for us, our suppliers and our customers to conduct business. Any of these regulations could cause us to incur additional direct costs, as well as increased indirect costs related to our relationships with our customers and suppliers, and otherwise harm our operations and financial condition. Any failure to comply with environmental regulations could adversely impact our reputation and our financial results.

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

We have significant financial obligations related to Flash Ventures, as well as under our 1.5% Convertible Senior Notes due 2017 and our 0.5% Convertible Senior Notes due 2020, which could negatively impact our cash flows and financial position, and the merger with Western Digital will allow holders of the convertible notes to convert their notes into a mixture of cash and stock at a temporarily increased conversion rate. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of January 3, 2016, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $766 million based on the exchange rate at January 3, 2016. We also have significant commitments for the future fixed costs of Flash Ventures, and we expect to continue to incur significant obligations with respect to, as well as make continued investments in, Flash Ventures. In addition, as of January 3, 2016, the aggregate principal amount outstanding under our 1.5% Convertible Senior Notes due 2017 (the “1.5% Notes due 2017”) and our 0.5% Convertible Senior Notes due 2020 (the “0.5% Notes due 2020,” and together with the 1.5% Notes due 2017, the “Notes”) was $2.50 billion. The Notes may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in our stock price or in connection with a merger event. For example, the 1.5% Notes due 2017 are convertible at the holders’ option beginning January 1, 2016 and ending March 31, 2016, as the last reported sales price of our common stock exceeded 130% of the conversion price for more than 20 days in the period of 30 consecutive trading days prior to December 31, 2015. Convertibility of the Notes based on the trading price of our common stock is assessed on a calendar-quarter basis. Upon any conversion of the Notes, we will be required to deliver cash up to the principal amount of the Notes that are converted and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock (plus cash in lieu of any fractional shares of common stock), which would result in dilution to our stockholders. In connection with the issuance of the Notes, we sold warrants to acquire shares of our common stock, which, if exercised, will result in dilution to our stockholders.

Under the terms of the Notes, the pending acquisition by Western Digital will constitute a designated event and a fundamental change. As a result, holders of the Notes will be permitted to choose (i) to convert their Notes into a mixture of cash and stock at a temporarily increased conversion rate, (ii) to require us to repurchase their Notes for a price equal to their principal amount plus accrued but unpaid interest to but excluding the repurchase date, or (iii) to continue holding their Notes. If the merger closes, the holders of the Notes would be expected to exercise the right to convert their Notes in accordance with their terms at a temporarily increased conversion rate shortly following the closing of the merger (although the holders’ actual decisions will depend upon their judgments based on the then prevailing market conditions) in which case the Notes will be converted into cash for the principal amount and the merger consideration with respect to the excess thereof. The holders of the Notes may deliver conversion notices prior to the closing of the merger, and if they do so, we will be required to settle such conversions regardless of whether the merger closes; however, if the merger does not close, any converting holders will not be entitled to the temporarily increased conversion rate. As a result, if the merger does not close, we would still be required to pay in cash the principal amount of the Notes surrendered for conversion, and deliver our common stock with respect to the excess thereof. Such requirement might have a material adverse effect on our financial condition and liquidity.

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

Although the conversion consideration that we must deliver for qualifying conversions of the Notes will be increased as a result of a temporarily increased conversion rate due to the Western Digital merger, we will not receive any corresponding increase in payments or deliveries we receive under the related bond hedge transactions in connection with such conversions. Concurrent with the issuance of the Notes, we entered into bond hedge transactions and warrant transactions with five counterparties (the “Hedge Banks”). The bond hedge transactions, which were intended to potentially offset the dilutive effect on our stockholders of the conversion of the Notes, consisted of the purchase by us of call options with respect to the Notes. The amounts payable by the Hedge Banks to us under the bond hedge transactions will not incorporate the temporary increase in the conversion rate of the Notes due to the Western Digital merger or otherwise factor in the option time value of the bond hedge transactions. As a result, we will receive less under the bond hedge transactions in connection with the pending merger than the amount above principal that we will owe under the Notes. In addition, the payments or deliveries from the Hedge Banks under the bond hedge transactions as the result of the consummation of the pending merger could be greater than, equal to, or less than the amount of the payments that would have been paid or the value of the shares that would have been delivered by the Hedge Banks upon exercise, expiration or termination of the bond hedge transactions in the ordinary course in the absence of the pending merger.

SanDisk will owe the Hedge Banks cash payments with respect to the warrant transactions that terminate in connection with the merger with Western Digital, some of which we will be required to pay even if the merger does not close. The warrant transactions, which were intended to partially offset the cost to us of the bond hedge transactions, consisted of the sale by us to the Hedge Banks of call options on shares of our common stock with a strike price higher than the conversion price of the applicable Notes. Under the original terms of the warrant transactions, the Hedge Banks would be entitled to receive from us a cash payment equal to the value of the warrant transactions with such Hedge Banks upon closing of the pending acquisition of SanDisk by Western Digital. If not otherwise agreed by the parties, the amount payable under these terminated warrant transactions will be determined by the applicable Hedge Bank in good faith and in a commercially reasonable manner, and will vary depending on factors including the date the merger is consummated, the market price of the relevant common stock, and market conditions (including interest rates and volatility) at the time as of which the warrant transactions are terminated.

The payments to the Hedge Banks with respect to the warrant transactions that terminate in connection with the Western Digital merger agreement could be greater than, equal to, or less than the amount of the payments or the value of the shares that would have been received by the Hedge Banks upon exercise or expiration of the warrant transactions in the ordinary course in absence of the pending merger. The cash payments owed by us to the Hedge Banks as a result of the termination of the warrant transactions will be significant and are expected to exceed in the aggregate the amounts receivable by us under the bond hedge transactions.

Since we entered into the Western Digital merger agreement, we have been discussing with the Hedge Banks potential amendments to the warrant transactions, including as to the timing of the termination of the warrant transactions and the amount of the warrant transaction termination payments owed by us. During the first quarter of 2016, we have executed definitive agreements with three of the five Hedge Banks. With respect to the warrant transactions in connection with the 1.5% Notes due 2017 (the “2017 warrant transactions”), during the first quarter of 2016, we have agreed on a termination value of approximately $209 million with respect to one Hedge Bank’s 2017 warrant transactions, representing 50% of the 2017 warrant transactions. We will be required to pay such amount on the earlier of the closing date of the merger or August 1, 2017 (regardless of whether the merger closes by such time). With respect to the warrant transactions in connection with the 0.5% Notes due 2020 (the “2020 warrant transactions”), during the first quarter of 2016, we have executed agreements with two Hedge Banks, representing 60% of the warrants, to specify the methodologies to determine the amount that will be payable to the Hedge Banks upon the closing of the merger with Western Digital. If the merger with Western Digital does not close, such warrants will remain outstanding, with 40% of the 2020 warrant transactions containing a potential downward adjustment to the strike price to reflect the economic effect of the merger announcement on the warrants. We are negotiating definitive documentation with another Hedge Bank representing 20% of the 2020 warrant transactions, which may include an agreement that if the merger does not close, there will be a potential downward adjustment to the strike price to reflect the economic effect of the merger announcement on the warrants. There can be no assurance that definitive documentation will be executed with this Hedge Bank or as to the terms that documentation will contain. With respect to the final Hedge Bank, which has a 50% position in the 2017 warrant transactions and a 20% position in the 2020 warrant transactions, the parties have had discussions regarding potential modifications to the warrant transactions, but there can be no assurance that these discussions will continue or, if they do continue, that the parties will reach an agreement to modify the warrant transactions. The payments to the Hedge Banks may have a material adverse effect on our financial condition and liquidity, and we expect that we will incur charges in other income (expense) related to warrant amendments starting in the first quarter of 2016.

SanDisk stockholders will have a reduced ownership and voting interest in the combined company after completion of the pending merger, and will be subject to risks in Western Digital stock price after becoming stockholders of Western Digital. Our stockholders presently have the right to vote on the election of our Board of Directors and on other matters affecting us. If the Unis Investment closes by the time of the merger closing, immediately following the merger, our stockholders will own approximately 1.28% of Western Digital common stock, based on the number of shares of Western Digital and SanDisk common stock outstanding as of January 29, 2016, and provided that there is no closing cash shortfall and excluding potential issuance of shares under our Notes. If the Unis Investment does not close by the time of the merger closing, immediately following the merger, our stockholders will own approximately 17.1% of Western Digital common stock, based on the number of shares of Western Digital and SanDisk common stock outstanding as of January 29, 2016 and provided that there is no closing cash shortfall and excluding potential issuance of shares under our Notes. As a result, current SanDisk stockholders will have less influence on the management and policies of the combined company than they now have on the management and policies of SanDisk.

Upon closing of the merger, our stockholders will become stockholders of Western Digital upon receipt of shares of Western Digital common stock, which has different stockholder rights and privileges than SanDisk common stock. Our stockholders will be subject to risks in Western Digital stock price after becoming stockholders of Western Digital. The market prices of Western Digital common stock after the merger might be affected by factors different from, or in addition to, those currently affecting the market prices of SanDisk common stock. The market for Western Digital common stock may be adversely affected by the issuance of shares in the Unis Investment and in connection with the merger. Western Digital may fail to realize the benefits expected from the merger, which could adversely affect Western Digital’s stock price. The use of cash and incurrence of substantial indebtedness in connection with the financing of the merger may have an adverse impact on Western Digital’s liquidity, limit Western Digital’s flexibility in responding to other business opportunities and increase Western Digital’s vulnerability to adverse economic and industry conditions, each of which could adversely affect Western Digital’s stock price.

There can be no assurance that we will reinstate our cash dividend program if our pending acquisition by Western Digital fails to close. Due to pending acquisition by Western Digital, we do not intend to declare any future cash dividends. If the pending acquisition is terminated, any reinstatement of quarterly dividends would be subject to capital availability and periodic determination by our Board of Directors that cash dividends are in the best interest of our stockholders. If the pending acquisition is terminated, a failure to reinstate dividend payments could have a negative effect on our stock price, which could have a material adverse impact on investor confidence and employee retention.

Changes in existing financial accounting standards or practices, or taxation rules or practices may adversely affect our results of operations. Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have an adverse effect on our results of operations and financial condition. For example, the Financial Accounting Standards Board, or FASB, is currently working together with the International Accounting Standards Board, or IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. Generally Accepted Accounting Principles, or GAAP, under SEC regulations and those who are required to follow International Financial Reporting Standards, or IFRS, outside of the U.S. These efforts by the FASB and IASB, in areas such as revenue and lease accounting, may result in different accounting principles under GAAP that may have an adverse impact on our results of operations and financial condition. Accounting changes that affect our results of operations or our liquidity ratios may have an impact on the availability and cost of borrowing. In addition, new accounting principles may require costly and time consuming changes to our systems.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Milpitas, California. As of January 3, 2016, we owned five buildings in Milpitas comprising approximately 589,000 square feet. These buildings house our corporate offices, including personnel from engineering, sales, marketing, operations and administration.

We own two testing and assembly buildings comprising approximately 715,000 square feet located on a 50-year land lease in Shanghai, China, of which 41 years remain. We own a testing and assembly building of approximately 344,000 square feet located on a 30-year land lease in Penang, Malaysia of which 28 years remain. In addition, we own three buildings in Israel and one building in Bangalore, India that house engineering, marketing and administrative functions. Regarding the three buildings in Israel, two buildings comprising approximately 167,000 square feet are located in Kfar Saba, Israel, and are on a 99-year land lease, of which 77 years remain; and one building of approximately 64,000 square feet, located in Tefen, Israel, is on a 50-year land lease, of which 42 years remain. The one building in Bangalore, India is approximately 240,000 square feet.

We also lease offices supporting our sales, operations, administration and engineering functions in the U.S., Brazil, China, France, Germany, India, Ireland, Israel, Istanbul, Italy, Japan, Korea, Malaysia, the Netherlands, Poland, Russia, Scotland, Singapore, Spain, Sweden, Taiwan, Turkey, the United Arab Emirates and the United Kingdom.

ITEM 3.	LEGAL PROCEEDINGS

See Note 18, “Litigation,” in the Notes to Consolidated Financial Statements of this Form 10‑K included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock. Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “SNDK.” The following table summarizes the high and low sale prices for our common stock as reported by NASDAQ for our two most recent years.

	High	Low
2014
First quarter	$82.55	$66.80
Second quarter	104.00	73.11
Third quarter	108.77	90.66
Fourth quarter	106.64	80.26
2015
First quarter	$101.79	$63.56
Second quarter	72.19	61.46
Third quarter	64.76	44.28
Fourth quarter	78.83	48.25

Holders. As of February 3, 2016, we had approximately 222 stockholders of record.

Dividends. We paid dividends on a quarterly basis that totaled $189 million and $235 million during 2015 and 2014, respectively. We have suspended the declaration of future cash dividends starting in the fourth quarter of 2015 due to prohibitions contained in the merger agreement with Western Digital. See Note 1, “Organization and Summary of Significant Accounting Policies-Pending Acquisition by Western Digital Corporation” in the Notes to Consolidated Financial Statements of this Form 10‑K included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Securities Authorized for Issuance Under Equity Compensation Plans. See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Stock Performance Graph*

Five-Year Stockholder Return Comparison. The following graph compares the cumulative total stockholder return on our common stock with that of the S&P 500, a broad market index published by S&P, a selected S&P Semiconductor Index and the Philadelphia, or PHLX, Semiconductor Sector Index for the five-year period ended January 3, 2016. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by an individual investor.

The comparison for each of the periods assumes that $100 was invested on January 2, 2011 in our common stock, the S&P 500, the S&P Semiconductor Index and the PHLX Semiconductor Sector Index, and assumes all dividends are reinvested. For each reported year, the reported dates are the last trading dates of our quarters (which end on the Sunday closest to March 31, June 30 and September 30, respectively) and year (which ends on the Sunday closest to December 31).

$250
$200
$150
$100
$50
$0
2010
2011
2012
2013
2014
2015
SanDisk Corporation
S&P 500
S&P Semiconductor Index
PHLX Semiconductor Sector Index

	2010	2011	2012	2013	2014	2015
SanDisk Corporation	$100.00	$98.70	$85.60	$141.89	$207.21	$157.49
S&P 500	100.00	100.00	111.51	146.42	166.09	162.52
S&P Semiconductor Index	100.00	99.90	92.20	122.75	166.93	161.04
PHLX Semiconductor Sector Index	100.00	89.17	91.51	128.69	169.25	161.11

*
The material in this section of this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 or subject to Regulation 14A or 14C, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

	Years ended
	January 3, 2016(1)	December 28, 2014(2)	December 29, 2013(3)	December 30, 2012(4)	January 1, 2012(5)
	(In millions, except per share data)
Revenue	$5,564.9	$6,627.7	$6,170.0	$5,052.5	$5,662.1
Cost of revenue	3,307.8	3,559.9	3,302.5	3,369.3	3,223.0
Gross profit	$2,257.1	$3,067.8	$2,867.5	$1,683.2	$2,439.1

Operating income	$616.6	$1,557.9	$1,562.2	$696.1	$1,530.1
Net income attributable to common stockholders	388.5	1,007.4	1,042.7	417.4	987.0

Net income attributable to common stockholders per share:
Basic	$1.89	$4.52	$4.44	$1.72	$4.12
Diluted	$1.82	$4.23	$4.34	$1.70	$4.04

Shares used in computing net income attributable to common stockholders per share:
Basic	205.4	222.7	234.9	242.1	239.5
Diluted	212.9	238.2	240.2	245.3	244.6

Cash dividends declared per share	$0.90	$1.05	$0.45	$—	$—

	As of
	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012
	(In millions)
Working capital(6)	$3,656.3	$2,009.2	$3,420.1	$2,724.7	$3,262.6
Total assets(7)	9,230.8	10,273.8	10,468.7	10,330.4	10,164.1
Convertible debt(7)	2,151.0	2,053.2	1,965.4	1,687.9	1,594.3
Total equity	5,738.9	6,526.7	6,965.7	7,259.6	7,060.8
————

(1)
Includes share-based compensation expense of $172 million, amortization of acquisition-related intangible assets of $165 million, impairment of acquisition-related intangible assets of $61 million, Western Digital acquisition-related expenses of $29 million, amortization of convertible debt bond discount of $93 million, and restructuring and other expense of $53 million.

(2)
Includes share-based compensation expense of $155 million, amortization of acquisition-related intangible assets of $127 million, inventory step-up expense of $8 million, amortization of convertible debt bond discount of $86 million, and restructuring and other expense of $33 million.

(3)
Includes share-based compensation expense of $100 million, amortization of acquisition-related intangible assets of $61 million, impairment of acquisition-related intangible assets of $83 million and amortization of convertible debt bond discount of $68 million.

(4)
Includes share-based compensation expense of $78 million, amortization of acquisition-related intangible assets of $52 million, impairment of acquisition-related intangible assets of $1 million and amortization of convertible debt bond discount of $90 million.

(5)
Includes share-based compensation expense of $63 million, amortization of acquisition-related intangible assets of $44 million, amortization of convertible debt bond discount of $91 million, a charge of $25 million related to a power outage and earthquake experienced in Fab 3 and Fab 4, a loss of $11 million related to the early extinguishment of debt and a net gain of $19 million related to the sale of our investment in certain equity securities.

(6)
As of January 3, 2016, we adopted, on a prospective basis, Accounting Standards Update, or ASU, No. 2015‑17, “Balance Sheet Classification of Deferred Taxes.” ASU No. 2015‑17 provides presentation requirements to classify deferred tax assets and liabilities as non-current in a classified statement of financial position. Adoption of ASU No. 2015‑17 resulted in a reclassification of the net current deferred tax asset to the net non-current deferred tax asset in the Consolidated Balance Sheet as of January 3, 2016. No prior periods were adjusted.

(7)
In the fourth quarter of 2015, we adopted ASU No. 2015‑03, “Interest-Imputation of Interest,” which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge, consistent with debt discounts. ASU No. 2015‑03 was applied on a retrospective basis to our Consolidated Balance Sheet as of December 28, 2014. The amended presentation of debt issuance costs resulted in a $16 million, $20 million, $9 million and $11 million reduction in each of total assets and convertible debt as of December 28, 2014, December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

	Years ended
	January 3, 2016	% of Revenue	December 28, 2014	% of Revenue	December 29, 2013	% of Revenue
	(In millions, except percentages)
Revenue	$5,564.9	100%	$6,627.7	100%	$6,170.0	100%
Cost of revenue	3,196.6	57%	3,459.0	52%	3,253.0	53%
Amortization of acquisition-related intangible assets	111.2	2%	100.9	2%	49.5	1%
Total cost of revenue	3,307.8	59%	3,559.9	54%	3,302.5	54%
Gross profit	2,257.1	41%	3,067.8	46%	2,867.5	46%
Operating expenses:
Research and development	883.2	16%	852.3	13%	742.3	12%
Sales and marketing	387.4	7%	383.3	6%	276.3	5%
General and administrative	174.1	3%	214.9	3%	192.3	3%
Amortization of acquisition-related intangible assets	53.4	1%	26.4	—%	11.2	—%
Impairment of acquisition-related intangible assets	61.0	1%	—	—%	83.2	1%
Restructuring and other	53.3	1%	33.0	—%	—	—%
Western Digital acquisition-related expenses	28.1	1%	—	—%	—	—%
Total operating expenses	1,640.5	30%	1,509.9	22%	1,305.3	21%
Operating income	616.6	11%	1,557.9	24%	1,562.2	25%
Other income (expense), net	(87.0)	(1%)	(68.9)	(2%)	(46.1)	—%
Income before income taxes	529.6	10%	1,489.0	22%	1,516.1	25%
Provision for income taxes	141.1	3%	481.6	7%	473.4	8%
Net income	$388.5	7%	$1,007.4	15%	$1,042.7	17%

Fiscal years presented included 53 weeks in 2015 and 52 weeks in 2014 and 2013.

General

We are a global leader in NAND flash storage solutions. We sell our products globally to commercial and retail customers. We design, develop and manufacture data storage solutions in a variety of form factors using flash memory, controller, firmware and software technologies. Our solutions include SSDs, embedded and removable products, and wafers and components. Our SSD products are used in both client computing platforms and enterprise data centers and provide high-speed, high-capacity storage solutions that can be used in lieu of hard disk drives. Our embedded flash products are used in mobile phones, tablets, notebooks, computing platforms, imaging devices, and many other applications. Our removable products include cards, USB drives, wireless media drives, digital media players, and other storage devices. Our cards and USB drives are used in a wide range of applications such as mobile phones, tablets, digital cameras, gaming devices, PCs, automobiles and many other products.

Pending Acquisition by Western Digital Corporation

On October 21, 2015, we entered into a definitive agreement under which Western Digital will acquire all of our outstanding shares for a combination of cash and stock. We expect the transaction, which is subject to stockholder and regulatory approvals, and other customary closing conditions, to be completed in the second quarter of 2016. See “Risk Factors” in Part I, Item 1A of this report and Note 1, “Organization and Summary of Significant Accounting Policies-Pending Acquisition by Western Digital Corporation” of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Business and Technology

We have a deep understanding of the technology used in the design, manufacture and operation of NAND flash and have invented many of the key NAND flash technologies and solutions. We strive to continuously reduce the cost of NAND flash in order to continue to grow our markets, supply a diverse set of customers and channels, and enable us to profitably grow our business. A key component of our ability to reduce the cost of NAND flash is our ability to continue to transition our NAND flash manufacturing technology to smaller geometries. We have transitioned a majority of our NAND manufacturing capacity to the 15-nanometer node (also referred to as 1Z-nanometer), and we expect the 15-nanometer node to be our last technology node on 2D NAND flash architecture. We have begun initial production of our 48-layer X3 3D NAND technology and shipped initial quantities of retail products and OEM samples using this technology in the fourth quarter of 2015. In January 2016, we began utilizing the New Fab 2 facility for the conversion of 2D NAND to 3D NAND technology, and we expect production wafer output late in the first quarter of 2016. With our manufacturing and technology partner, Toshiba, we are also investing in 3D ReRAM technology, which we believe may be a future alternative to NAND. In addition, we are also collaborating with HPE on the further development of 3D ReRAM for use in Storage Class Memory applications. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time.

Through our investments in our ventures with Toshiba and our in-house assembly and test facilities, we have invested heavily in a vertically integrated business model. We purchase substantially all of our NAND flash supply requirements through Flash Ventures, our significant venture relationships with Toshiba, which produce and provide us with leading‑edge, high-quality, low-cost NAND flash wafers. While substantially all of our flash memory supply is purchased from Flash Ventures, from time-to-time, we also purchase flash memory from other NAND flash manufacturers. While we do not unilaterally control the operations of Flash Ventures, we believe that our vertically integrated business model helps us to reduce the costs of producing our products, increases our ability to control the quality of our products and speeds delivery to our customers. Our vertically integrated manufacturing operations are concentrated in three locations, with Flash Ventures located in Yokkaichi, Japan, and our in-house assembly and test operations located in Shanghai, China and Penang, Malaysia. We also utilize third-party contract manufacturers in China, Malaysia, Taiwan and the U.S.

Most of our products are made by combining NAND flash memory with a controller and firmware, and many of our SSD solutions incorporate software. We use controllers which we have designed in-house as well as controllers purchased from third parties. Our controllers that are designed in-house are manufactured at third-party foundries. The vast majority of our products use firmware that is developed in-house.

Our revenue is derived from two sales channels, the Commercial sales channel and the Retail sales channel. Commercial channel sales are made directly and through distributors to OEMs, system integrators and value-added resellers who bundle, embed or integrate our data storage solutions, and directly to enterprise and hyperscale customers. Our Commercial revenue also includes license and royalty revenue related to our IP. Retail channel sales are made directly to retail customers and indirectly through distributors to retail customers.

Industry and Company Trends

We operate in an industry characterized by rapid technology transitions and evolving end-user markets for NAND flash. We believe that over the next several years, the largest growth areas for NAND flash will be SSD solutions for the enterprise and hyperscale data center and client computing markets. Within the market for mobile and connected applications, we expect long-term growth in the adoption of smartphones and other mobile devices, as well as increasing storage capacity in these devices, to continue to drive increasing NAND flash storage demand. In addition, we expect to see growth in the usage of NAND flash memory in new applications, such as automobiles, connected homes and industrial applications. We expect the market for removable NAND flash memory solutions in consumer electronics, such as imaging devices and USB drives, to modestly decline over the next several years. We continue to focus on adapting our business to the changing end markets for NAND flash and aligning our resources accordingly.

Our expectations for the industry and SanDisk include:

•
We estimate that industry supply bit growth was in the mid-forties percent range in 2015 and our supply bit growth in the same period was 51%. For 2016, we estimate that the industry supply bit growth will be in the low thirties percent range, and our supply bit growth will be somewhat lower than the industry average.

•	We expect 3D NAND to represent about 15% to 20% of industry wafer capacity exiting 2016 and we expect our 3D capacity to be at the lower end of the industry range exiting 2016.

•	We expect our reduction in cost per gigabyte in 2016 to be less than the 27% cost per gigabyte reduction we achieved in 2015 due to:

◦
the volume of wafers transitioning to new technology nodes will be less in 2016 than in 2015, and we do not expect our 3D technology to generate cost reduction in 2016 compared to our highly cost efficient 15-nanometer 2D technology;

◦	we expect to incur start-up costs in New Fab 2 throughout 2016 as we ramp 3D NAND production; and

◦	our cost reduction in 2015 benefited from a weakening Japanese yen to U.S. dollar exchange rate.

The majority of our NAND manufacturing capacity is producing our 15-nanometer 2D NAND technology. As part of our efforts to continuously reduce the cost of NAND flash, we continue to develop our 3D NAND architecture. We have begun initial production of our 48-layer X3 3D NAND technology and shipped initial quantities of retail products and OEM samples using this technology in the fourth quarter of 2015. Based upon public announcements, our competitors are in various stages of development and commercialization of their 3D NAND technologies, including shipping products or samples based on 3D NAND. At this time, these technologies are still emerging and it is unclear how these new technologies will compare to our 3D NAND technology and what implications other 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. We believe that our 15-nanometer 2D NAND is highly cost competitive within the industry and is capable of addressing a broad range of market opportunities. We are also investing in 3D ReRAM technology, which we believe may be a viable alternative to NAND flash memory in the future. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time.

Results of Operations

Revenue Mix by Channel (1).

	2015		2014		2013
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
	(In millions, except percentages)
Commercial (2)	$3,534.4	64%	$4,454.9	67%	$3,907.3	63%
Retail	2,030.5	36%	2,172.8	33%	2,262.7	37%
Total revenue	$5,564.9	100%	$6,627.7	100%	$6,170.0	100%

(1)	Revenue by channel is calculated based on analysis of the information we collect in our sales reporting processes.

(2)	Commercial includes revenue from OEMs, system integrators, value-added resellers, direct sales, and license and royalties.

The 16% decrease in our revenue for 2015, compared to 2014, reflected a 34% decline in the blended average selling price per gigabyte, partially offset by a 26% increase in the number of gigabytes sold. Changes in our revenue by channel for 2015, compared to 2014, are as follows:

•
the decrease in our Commercial revenue was primarily related to a client SSD program at a large customer ending for us in the first quarter of 2015. In addition, our Commercial revenue declined from embedded and removable products, as well as wafers and components. These declines were partially offset by higher revenue from enterprise solutions, and license and royalties; and

•	the decrease in our Retail revenue was driven by removable products, for which the impact of price declines exceeded unit growth, partially offset by higher sales of client SSD solutions.

The 7% increase in 2014 revenue, compared to 2013 revenue, reflected a 36% increase in the number of gigabytes sold, partially offset by a 22% decline in the blended average selling price per gigabyte. Changes in our revenue by channel for 2014, compared to 2013, are as follows:

•	The increase in our Commercial revenue is primarily related to higher sales of client and enterprise SSDs, partially offset by a decline in sales of embedded products.

•	The decrease in our Retail revenue was primarily driven by lower sales of imaging cards and USB drives, partially offset by increased sales of cards for mobile devices.

Revenue Mix by Category (1).

	2015	2014	2013
	(Percent of revenue)
Removable (2)	40%	38%	43%
Embedded (3)	24%	22%	27%
Enterprise Solutions (4)	13%	10%	4%
Client SSD Solutions (5)	11%	19%	15%
Other (6)	12%	11%	11%
Total revenue	100%	100%	100%

(1)	Revenue by category is calculated based on analysis of the information we collect in our sales reporting processes. Percentages may not add to 100% due to rounding.

(2)	Removable includes products such as cards, USB flash drives and audio/video players.

(3)	Embedded includes products that attach to a host system board.

(4)	Enterprise Solutions includes SSDs, system solutions and software used in data center applications.

(5)	Client SSD Solutions includes SSDs used in client devices and associated software.

(6)	Other includes wafers, components, accessories, and license and royalties.

The changes in our revenue by category for 2015, compared to 2014, were due primarily to the following:

•	Removable revenue decreased 11%, due primarily to lower sales of cards to private label customers and retail price declines exceeding unit growth;

•	Embedded revenue decreased 12%, due primarily to lower sales of iNAND and MCP products, partially offset by higher sales of custom embedded products;

•
Enterprise Solutions revenue increased 10%, due primarily to higher sales of PCIe solutions from the Fusion‑io acquisition completed in the third quarter of 2014, and higher sales of SATA solutions, partially offset by lower sales of SAS solutions;

•
Client SSD Solutions revenue decreased 50%, due primarily to a significant client SSD program ending for us at a large customer, partially offset by growth in client SSD products to other customers; and

•	Other revenue decreased 4%, driven by lower sales of wafers and components, partially offset by higher license and royalty.

The changes in our revenue by category for 2014, compared to 2013, were due primarily to the following:

•	Removable revenue comprised 38% of our revenue mix and revenue was lower by 5% year-over-year, due primarily to lower sales of imaging cards, USB drives and gaming cards.

•
SSD solutions achieved 29% of our revenue mix, with a 61% year-over-year revenue growth rate. We experienced growth in sales of both client SSD solutions and enterprise SSD solutions, with growth in enterprise SSD solutions partially benefiting from our acquisition of SMART Storage Systems, or SMART Storage, in August 2013 and our acquisition of Fusion‑io in July 2014.

•	Embedded revenue comprised 22% of our revenue mix and was lower by 11% year-over-year, due primarily to lower sales of custom embedded solutions.

Revenue Mix by Geography.

	2015		2014		2013
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
	(In millions, except percentages)
United States	$1,136.3	20%	$1,136.3	17%	$877.8	14%
Asia-Pacific	3,349.9	60%	4,355.3	66%	4,209.8	68%
Europe, Middle East and Africa	824.5	15%	814.8	12%	780.1	13%
Other foreign countries	254.2	5%	321.3	5%	302.3	5%
Total revenue	$5,564.9	100%	$6,627.7	100%	$6,170.0	100%

Our revenue is designated based on the geographic location where the product is delivered, or in the case of license and royalty revenue, the location of the headquarters of the licensee, and therefore may not be indicative of the actual demand in those regions.

The changes in our revenue by geography for 2015, compared to 2014, were due primarily to the following:

•	Revenue in the U.S. was approximately the same as the previous year with lower sales of removable products offset by higher sales of client SSD solutions and enterprise solutions.

•
Revenue in Asia-Pacific decreased due primarily to a significant client SSD program ending for us at a large customer, lower revenue from embedded products, removable products, wafers and components, partially offset by higher license and royalty revenue.

•	Revenue in Europe, Middle East and Africa increased due primarily to higher sales of enterprise solutions and client SSD solutions, partially offset by lower revenue from removable products.

•	Revenue in other foreign countries decreased due primarily to lower sales of removable and embedded products.

The changes in our revenue by geography for 2014, compared to 2013, were due primarily to the following:

•	Revenue in the U.S. increased due primarily to increased sales of client and enterprise SSD products and cards for mobile devices, partially offset by lower sales of imaging cards and USB drives.

•
Revenue in Asia-Pacific increased due primarily to increased sales of client and enterprise SSD products, wafer and components, and cards for mobile devices, partially offset by lower sales of embedded products, gaming cards and imaging cards.

•	Revenue in the Europe, Middle East and Africa increased due primarily to increased sales of client and enterprise SSD products, partially offset by lower sales of imaging cards and USB drives.

•	Revenue in other foreign countries decreased due primarily to lower sales of imaging cards and cards for mobile devices, partially offset by higher sales of embedded products.

Gross Profit and Margin.

	2015	Percent Change	2014	Percent Change	2013
	(In millions, except percentages)
Gross profit	$2,257.1	(26%)	$3,067.8	7%	$2,867.5
Gross margin	40.6%		46.3%		46.5%

The lower gross margin for 2015, compared to 2014, resulted primarily from the impact of a 34% decline in our blended average selling price per gigabyte exceeding the impact of a 27% decline in our blended average cost per gigabyte. The reduction in our average selling price per gigabyte was driven by both the market environment and our product mix. The reduction in our blended average cost per gigabyte in 2015 was derived primarily from technology transitions, non-memory cost reductions and a weaker Japanese yen relative to the U.S. dollar, partially offset by higher inventory-related charges, higher usage of non-captive memory, and start-up costs related to our Malaysia assembly and test facility.

Gross margin was approximately the same in 2014, compared to 2013, as our blended average selling price per gigabyte and our blended average cost per gigabyte both declined by 22%. Gross margin in 2014 was negatively impacted by a decreased mix of removable product revenue, an increased mix of client SSD revenue, increased amortization of acquisition-related intangible assets and increased share-based compensation. Gross margin in 2014 was positively impacted by an increased mix of enterprise SSD revenue, a decreased mix of embedded revenue and a weaker Japanese yen relative to the U.S. dollar.

Research and Development.

	2015	Percent Change	2014	Percent Change	2013
	(In millions, except percentages)
Research and development	$883.2	4%	$852.3	15%	$742.3
% of revenue	16%		13%		12%

The increase in our research and development expense for 2015, compared to 2014, was due primarily to increases in third-party engineering expense of $26 million, higher equipment depreciation of $10 million, and facilities expense of $4 million, partially offset by a decrease in engineering product costs of $11 million and lower employee-related costs of $1 million. The slightly lower employee-related costs of $1 million were due primarily to decreases in incentive compensation expense of $41 million, partially offset by increases in salary and benefit costs of $27 million and share-based compensation expense of $13 million, both due primarily to an increase in headcount, in part related to the acquisition of Fusion‑io in July 2014.

The increase in our research and development expense for 2014, compared to 2013, was due primarily to higher employee-related costs of $73 million, higher facility costs of $20 million, an increase in third-party services of $12 million and an increase in higher equipment depreciation of $9 million, partially offset by lower third-party license costs of $10 million. The higher employee-related costs were due primarily to an increase in salary and benefits of $69 million and share-based compensation of $23 million, due primarily to increased headcount, which was in part related to our acquisition of Fusion‑io, partially offset by lower incentive compensation of $19 million.

Sales and Marketing.

	2015	Percent Change	2014	Percent Change	2013
	(In millions, except percentages)
Sales and marketing	$387.4	1%	$383.3	39%	$276.3
% of revenue	7%		6%		5%

The slight increase in our sales and marketing expense for 2015, compared to 2014, was due primarily to increases in employee-related costs of $10 million and other expenses of $4 million, partially offset by a decrease in advertising expense of $11 million. The higher employee-related costs of $10 million include increases in salary and benefit costs of $25 million, in part related to the acquisition of Fusion‑io in July 2014, partially offset by a decrease in incentive compensation expense of $16 million.

The increase in our sales and marketing expense for 2014, compared to 2013, was due primarily to higher employee-related costs of $77 million, higher advertising, branding and merchandising of $19 million, increased facility costs of $6 million, and an increase in outside services of $4 million. The higher employee-related costs were due primarily to an increase in salary and benefits of $65 million and share-based compensation expense of $17 million, due primarily to increased headcount, which was in part related to our acquisition of Fusion‑io, partially offset by lower incentive compensation of $5 million.

General and Administrative.

	2015	Percent Change	2014	Percent Change	2013
	(In millions, except percentages)
General and administrative	$174.1	(19%)	$214.9	12%	$192.3
% of revenue	3%		3%		3%

The decrease in our general and administrative expense for 2015, compared to 2014, was due primarily to decreases in legal expense of $18 million, employee-related costs of $11 million, charitable contributions expense of $6 million, and outside services expense of $5 million. The lower employee-related costs of $11 million were due primarily to a decrease in incentive compensation expense of $9 million.

The increase in our general and administrative expense for 2014, compared to 2013, was due primarily to an increase in employee-related costs of $20 million and higher legal costs of $12 million, partially offset by lower outside service expense of $3 million and lower other costs of $4 million. The higher employee-related costs were due primarily to an increase in salary and benefits of $14 million and share-based compensation expense of $10 million, due primarily to increased headcount, which was in part related to our acquisition of Fusion‑io, partially offset by lower incentive compensation of $4 million.

Amortization of Acquisition-related Intangible Assets.

	2015	Percent Change	2014	Percent Change	2013
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$53.4	102%	$26.4	136%	$11.2
% of revenue	1%		—%		—%

The increase in amortization of acquisition-related intangible assets for 2015, compared to 2014, was due to the acquisition of Fusion‑io which was completed in the third quarter of 2014.

Amortization of acquisition-related intangible assets in 2014, compared to 2013, was higher due to a full year of amortization of intangible assets from our acquisition of SMART Storage, which was completed in the third quarter of 2013, and from our Fusion‑io acquisition which was completed in the third quarter of 2014.

Impairment of Acquisition-related Intangible Assets.

	2015	Percent Change	2014	Percent Change	2013
	(In millions, except percentages)
Impairment of acquisition-related intangible assets	$61.0	**	$—	**	$83.2
% of revenue	1%		—%		1%

**	Amount not meaningful

Impairment of acquisition-related intangible assets for 2015 related to an IPR&D project from the acquisition of Fusion‑io. The project was cancelled and resources were redirected towards the next-generation PCIe and converged enterprise platform. See Note 6, “Goodwill and Intangible Assets,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

In 2013, we impaired and wrote off $83 million of IPR&D and amortizable intangible assets related to our Pliant Technology, Inc. acquisition.

Restructuring and Other.

	2015	Percent Change	2014	Percent Change	2013
	(In millions, except percentages)
Restructuring and other	$53.3	62%	$33.0	**	$—
% of revenue	1%		—%		—%

**	Amount not meaningful

Restructuring and other expense for 2015 primarily included legal settlements as well as charges and adjustments related to the 2015 Restructuring Plan and the 2014 Restructuring Plan.

During 2015, we implemented a restructuring plan, which primarily consisted of reductions in workforce related to realignment of certain projects. The 2015 Restructuring Plan included severance and benefits related to involuntary terminations of personnel in manufacturing operations, research and development, sales and marketing, and general and administrative functions of the organization, in the U.S. and other countries. The 2015 Restructuring Plan is estimated to reduce our annual employee expenses by approximately $42 million.

During 2014, we implemented a restructuring plan, which primarily consisted of reductions in workforce related to redundant activities due to the Fusion‑io acquisition, as well as realignment of certain projects. The 2014 Restructuring Plan included severance and benefits related to involuntary terminations of personnel in manufacturing operations, research and development, sales and marketing, and general and administrative functions of the organization, in the U.S. and other countries. In addition, we recorded other expense related to the acquisition of Fusion‑io, which primarily consisted of legal, banker, accounting and tax fees, certain employee change of control charges and employee retention bonus payments, and litigation and integration expenses.

See Note 11, “Restructuring and Other,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Western Digital Acquisition-related Expenses.

	2015	Percent Change	2014	Percent Change	2013
	(In millions, except percentages)
Western Digital acquisition-related expenses	$28.1	**	$—	**	$—
% of revenue	—%		—%		—%

**	Amount not meaningful

In October 2015, we entered into a definitive agreement under which Western Digital will acquire all of our outstanding shares of common stock for a combination of cash and Western Digital common stock. In the fourth quarter of 2015, we incurred, and in 2016 we expect to continue to incur, expenses such as transaction, legal, employee-related and other costs related to the pending acquisition of us by Western Digital through the closing of this acquisition.

Other Income (Expense), net.

	2015	Percent Change	2014	Percent Change	2013
	(In millions, except percentages)
Interest income	$36.4	(30%)	$51.8	6%	$48.8
Interest expense	(120.3)	6%	(113.1)	24%	(91.5)
Other income (expense), net	(3.1)	**	(7.6)	**	(3.4)
Total other income (expense), net	$(87.0)	**	$(68.9)	**	$(46.1)

**	Amount not meaningful

“Total other income (expense), net” for 2015, compared to 2014, reflected a higher net expense due to lower interest income and higher interest expense, partially offset by lower expense from other income (expense), net. Interest income decreased due to lower balances of cash and cash equivalents, and short and long-term marketable securities. Interest expense increased due to interest accretion on our convertible debt securities. Other income (expense), net was a lower net expense in 2015, due primarily to an impairment charge in 2014 and lower foreign exchange losses.

“Total other income (expense), net” for 2014 reflected a higher net expense, compared to 2013, due primarily to higher interest expense as a result of higher average convertible debt balances, partially offset by increased interest income due primarily to realized gains on sales of marketable securities. “Other income (expense), net” was a higher expense in 2014, compared to 2013, due to an impairment charge on a loan provided to ioControl®, a product line of Fusion‑io which we divested in the fourth quarter of 2014.

Provision for Income Taxes.

	2015	Percent Change	2014	Percent Change	2013
	(In millions, except percentages)
Provision for income taxes	$141.1	(71%)	$481.6	2%	$473.4
Tax rate	26.6%		32.3%		31.2%

Our 2015, 2014 and 2013 provisions for income taxes differ from the U.S. statutory tax rate of 35% due primarily to settlements with tax authorities, the non-deductibility of certain share-based compensation, the impact of state taxes, R&D credits, tax-exempt interest and earnings from foreign operations. Earnings and taxes resulting from foreign operations are largely attributable to our Chinese, Irish, Israeli, Japanese and Malaysian entities. The lower effective tax rate for 2015, compared to 2014, is primarily attributable to higher tax benefits resulting from settlements of audits and a decrease in state income taxes, partially offset by increased nondeductible share-based compensation. The higher effective tax rate for 2014, compared to 2013, was due primarily to the retroactive inclusion of the 2012 federal R&D tax credit in 2013.

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In 2015, we received and signed the closing agreement with the IRS related to the examination of our federal income tax returns for 2009 through 2011, and finalized audits for certain periods with the California Franchise Tax Board and other various states’ tax authorities. In 2015 and 2014, we recorded tax benefits of $37 million and $25 million, respectively, as a result of several audit settlements.

We are currently under audit by various state and international tax authorities. While we believe that we have an adequate provision for the years under audit, there is still a possibility that an adverse outcome from these matters could have a material effect on our financial position, results of operations or liquidity. We cannot reasonably expect any settlements to occur within the next 12 months.

The Protecting Americans from Tax Hikes (PATH) Act of 2015 enacted on December 18, 2015 extended and made permanent the federal R&D tax credit. As a result, our income tax provision for 2015 includes a tax benefit that reduced our effective annual tax rate. We recorded federal R&D tax benefits of $11 million, $19 million and $19 million in 2015, 2014 and 2013, respectively.

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

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. Sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the revenue and related costs of these transactions are deferred until the distributors or retailers sell the merchandise to their end customer, or the rights of return expire. As of January 3, 2016 and December 28, 2014, deferred income from sales to distributors and retailers were $219 million and $237 million, respectively. Estimated sales returns are recorded as a reduction to revenue and deferred revenue and were not material for any period presented in our Consolidated Financial Statements.

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

Inventories and Inventory Valuation. Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is based upon an estimated average selling price reduced by estimated costs of disposal. The determination of net realizable value involves numerous judgments including estimating average selling prices based upon recent sales, industry trends, existing customer orders, current contract prices, industry analysis of supply and demand and seasonal factors. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. The valuation of inventory also requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within appropriate time horizons, generally six to 12 months. The estimated future demand is compared to inventory levels to determine the amount, if any, of obsolete and excess inventory. The demand forecast includes our estimates of market growth and our market share, various internal estimates and data from certain external sources, and is based on assumptions that are consistent with the plans and estimates we are using to manage our underlying business and short-term manufacturing plans. To the extent our demand forecast for specific products is less than the combination of our product on-hand and our noncancelable orders from suppliers, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

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

We perform our annual impairment analysis of goodwill and indefinite-lived intangible assets (such as IPR&D) on the first day of the fourth quarter of each year, or more often if there are indicators of impairment. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. As of January 3, 2016, we had one reporting unit. We may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount and whether the two-step impairment test on goodwill is required. If, based upon qualitative factors, it is “more likely than not” that the fair value of a reporting unit is greater than its carrying amount, we will not be required to proceed to a two-step impairment test on goodwill. However, we also have the option to proceed directly to a two-step impairment test on goodwill. In the first step, or Step 1, of the two-step impairment test, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets exceeds the fair value, then we must perform the second step, or Step 2, of the two-step impairment test in order to determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted-average cost of capital. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, taking into account an appropriate control premium. The determination of a control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. When we are required to perform a Step 2 analysis, determining the fair value of our net assets and our off-balance sheet intangibles used in Step 2 requires us to make judgments and involves the use of significant estimates and assumptions. For both goodwill and indefinite-lived intangible assets, we have the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the goodwill or an indefinite-lived intangible asset is impaired and determine whether further action is needed.

Fair Value of Investments in Debt Instruments. There are three levels of inputs that may be used to measure fair value (see Note 3, “Investments and Fair Value Measurements,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.) Each level of input has different levels of subjectivity and difficulty involved in determining fair value. Level 1 securities represent quoted prices in active markets, and therefore do not require significant management judgment. Our Level 2 securities are primarily valued using quoted market prices for similar instruments and non-binding market prices that are corroborated by observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities. The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, compared to multiple independent valuation sources and could be adjusted based on market indices or other information. In the current market environment, the assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe estimates and assumptions materially impacted our valuation of our cash equivalents and short and long-term marketable securities. We currently do not have any investments that use Level 3 inputs.

Non-GAAP Financial Measures

Reconciliation of Net Income.

	2015	2014	2013
	(In millions, except per share amounts)
Net income	$388.5	$1,007.4	$1,042.7
Share-based compensation	172.4	155.4	99.8
Amortization of acquisition-related intangible assets	164.6	127.4	60.7
Inventory step-up expense	—	7.8	—
Impairment of acquisition-related intangible assets	61.0	—	83.2
Western Digital acquisition-related	29.0	—	—
Convertible debt interest	92.6	85.7	67.6
Income tax adjustments	(158.0)	(95.5)	(87.0)
Non-GAAP net income	$750.1	$1,288.2	$1,267.0

Diluted net income per share	$1.82	$4.23	$4.34
Share-based compensation	0.85	0.73	0.42
Amortization of acquisition-related intangible assets	0.80	0.59	0.26
Inventory step-up expense	—	0.09	—
Impairment of acquisition-related intangible assets	0.30	—	0.35
Western Digital acquisition-related	0.15	—	—
Convertible debt interest	0.46	0.40	0.29
Income tax adjustments	(0.77)	(0.44)	(0.35)
Non-GAAP diluted net income per share	$3.61	$5.60	$5.31

Reconciliation of Diluted Shares.

	2015	2014	2013
	(In millions)
GAAP diluted shares	212.9	238.2	240.2
Adjustment for share-based compensation	0.1	0.3	0.3
Offsetting shares from call option	(5.3)	(8.3)	(2.1)
Non-GAAP diluted shares	207.7	230.2	238.4

We believe these non-GAAP measures provide investors the ability to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business excluding these items. We also use these non-GAAP measures to establish operational goals and for measuring performance for compensation purposes. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, and not as a replacement for, results presented in accordance with GAAP. In 2015, due to the pending acquisition of SanDisk by Western Digital, our non-GAAP measures have been updated to exclude Western Digital acquisition-related items.

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

•
Inventory Step-up Expense. Acquired inventory in a business combination is generally recognized at fair value less costs to sell, which is generally higher than the historical cost value of the inventory. We exclude these increased or “stepped-up” values of inventory when sold to provide a consistent basis for comparison across accounting periods as these costs are not representative of ongoing future costs.

•
Western Digital Acquisition-related. Due to the pending acquisition of SanDisk by Western Digital, we have incurred expenses for transaction, legal, employee-related and other costs. In addition, we have incurred gains and losses related to the shortened duration and expected liquidation prior to their effective maturity date of marketable securities. We exclude these Western Digital acquisition-related items to provide a consistent basis for comparison across accounting periods as these items are not representative of our ongoing operational activity.

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

Limitations of Relying on Non-GAAP Financial Measures. We have incurred, and will incur in the future, many of the costs that we exclude from the non-GAAP measures, including share-based compensation expense, inventory step-up expense, impairment of goodwill and acquisition-related intangible assets, amortization of acquisition-related intangible assets, Western Digital Corporation acquisition-related expenses, gains and losses related to the shortened duration or liquidation prior to their effective maturity of marketable securities due to the pending acquisition of SanDisk by Western Digital, non-cash economic interest expense associated with our convertible debt and related tax adjustments. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results. These non-GAAP measures may be different than the non-GAAP measures used by other companies.

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	2015	2014	2013
	(In millions)
Net cash provided by operating activities	$1,046.7	$1,698.4	$1,863.7
Net cash provided by (used in) investing activities	1,027.7	(514.7)	(922.9)
Net cash used in financing activities	(1,403.2)	(1,352.8)	(956.4)
Effect of changes in foreign currency exchange rates on cash	(1.3)	(8.1)	6.4
Net increase (decrease) in cash and cash equivalents	$669.9	$(177.2)	$(9.2)

Operating Activities. Cash provided by operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was lower in 2015, compared to 2014, by $652 million, due primarily to lower net income of $619 million and higher cash used for operating assets and liabilities of $179 million, partially offset by a higher benefit of non-cash adjustments related to operating activities of $146 million.

The changes in operating assets and liabilities for 2015 were a use of cash of $177 million and included the following:

•	cash flow from accounts receivable was a source of cash, due primarily to a year-over-year reduction in our revenue;

•	cash flow from inventory was a use of cash, due primarily to growth in inventory balances to better support customer service levels;

•	cash flow from other assets was a use of cash, due primarily to prepaid building costs related to the New Fab 2 and prepaid tax payments;

•	cash flow from accounts payable trade and related parties was a use of cash, due primarily to the timing of invoices from, and payments to, trade and related-party vendors; and

•	cash flow from other liabilities was a use of cash, due primarily to year-over-year reduction in taxes payable and incentive compensation payments higher than accruals in 2015.

The decrease in cash provided by operations in 2014, compared to 2013, resulted primarily from less cash provided by changes in operating assets and liabilities and lower net income, partially offset by higher non-cash adjustments to operating activities:

•
cash flow from accounts receivable was a higher use of cash compared with the prior year, due primarily to higher sales in 2014 and longer average payment terms based upon our customer mix. There are no specific credit risks as a result of higher accounts receivable, net balances at the end of 2014;

•	cash flow from inventory was a higher source of cash compared with the prior year, due primarily to a reduction in inventory levels;

•
cash flow from other assets was a lower source of cash compared with the prior year due primarily to collection of a federal tax receivable in the prior year and by the timing of prepaid and other receivable activities;

•	cash flow from accounts payable trade was a higher source of cash compared with the prior year due primarily to the timing of payments to vendors and higher expenses in 2014, compared to 2013;

•	cash flow from accounts payable from related parties was a lower use of cash compared with the prior year due primarily to the timing of payments to Flash Ventures; and

•
cash flow from other liabilities was a use of cash compared to cash provided by other liabilities in the prior year, due primarily to the amount and timing of incentive compensation payments and tax payments.

Investing Activities. Net cash provided by investing activities in 2015 was due to the net proceeds from short and long-term marketable securities of $1.49 billion, partially offset by acquisition of property and equipment of $414 million, net cash provided to Flash Ventures of $38 million and other investments of $10 million.

Net cash used in investing activities for 2014 was primarily related to the acquisition of Fusion‑io, net of cash acquired of $1.06 billion and purchases of property and equipment of $233 million, partially offset by net proceeds from sales and maturities of short and long-term marketable securities of $781 million and net proceeds from Flash Ventures of $26 million.

Financing Activities. Net cash used in financing activities in 2015 was primarily related to share repurchases of $1.25 billion, dividends paid of $189 million and cash of $45 million used for taxes paid related to net share settlement of equity awards, partially offset by a source of cash of $81 million related to our employee stock programs.

Net cash used in financing activities in 2014 was primarily related to share repurchases of $1.30 billion, dividends paid of $235 million and cash of $41 million used for taxes paid related to net share settlement of equity awards, partially offset by a source of cash of $226 million related to our employee stock programs.

Liquid Assets. As of January 3, 2016, we had cash, cash equivalents and short-term marketable securities of $4.01 billion. This included $785 million of marketable securities which have a maturity greater than one year but which we do not currently intend to hold to maturity due to the pending acquisition of SanDisk by Western Digital. We had $117 million of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining maturity of each marketable security being greater than one year.

Short-Term Liquidity. As of January 3, 2016, our working capital balance was $3.7 billion. During 2016, we expect our total capital investment to be approximately $1.7 billion to $1.8 billion, including our net capital investments in Flash Ventures and our investment in non-fab property and equipment. We forecast these 2016 investments to be funded by Flash Ventures’ working capital, anticipated new equipment leases and approximately $425 million to $550 million of our cash. For 2015, total capital investments were $1.46 billion, which was funded by Flash Ventures’ working capital, equipment leases and $452 million of our cash. We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next 12 months.

Depending on the forecasted demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication capacity and assembly and test manufacturing equipment. We may also engage in merger or acquisition transactions, make equity investments in other companies or purchase or license technologies, subject to any restrictions set forth in the interim operating covenants in the merger agreement with Western Digital. These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts, could prevent us from funding Flash Ventures, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, engaging in acquisitions of or investments in companies, growing our business, or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

Our short-term liquidity is impacted in part by compliance with covenants in the outstanding Flash Ventures’ master lease agreements. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of January 3, 2016, our stockholders’ equity of $5.74 billion was in compliance with the related covenant under Flash Ventures’ master lease agreements. If our stockholders’ equity were to fall below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under its master lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of our guarantee obligations under the master lease agreements. As of January 3, 2016, the total amount of our guarantee obligation of Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was approximately $766 million based upon the exchange rate at January 3, 2016. The closing of the proposed merger with Western Digital is not expected to cause an event of default under the master lease agreements.

As of January 3, 2016, the amount of cash and cash equivalents and short and long-term marketable securities held by non-U.S. subsidiaries was $783 million. Of the $783 million held by our non-U.S. subsidiaries, approximately $654 million was available for use in the U.S. without incurring additional income taxes in excess of the tax amounts already accrued in our Consolidated Financial Statements as of January 3, 2016. The remaining amount of non-U.S. cash and cash equivalents and short and long-term marketable securities has been indefinitely reinvested.

As of January 3, 2016, we had not made a provision for U.S. income taxes or foreign withholding taxes on $1.26 billion of undistributed earnings of foreign subsidiaries as we intend to indefinitely reinvest these earnings outside the U.S. to fund our international capital expenditures and operating requirements. We determined that it is not practicable to calculate the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by any available foreign tax credits.

In January 2015, our Board of Directors increased the existing stock repurchase program by an additional $2.50 billion for share repurchases. Of the aggregate $6.25 billion authorized for share repurchases by our Board of Directors from the fourth quarter of 2011 through January 3, 2016, approximately $1.88 billion remained available for share repurchases as of January 3, 2016. Since the fourth quarter of 2011 through January 3, 2016, we have spent an aggregate $4.37 billion to repurchase 62.9 million shares at an average stock price of $69.58 per share. Included in the aggregate repurchase activity are 17.5 million shares that were repurchased at an average stock price of $71.31 per share for an aggregate amount of $1.25 billion during 2015. In addition to repurchases under our stock repurchase program, during 2015, we spent $45 million for taxes paid related to net share settlement of equity awards. The stock repurchase program does not obligate us to repurchase any particular amount of common stock during any period, and the program may be modified or suspended at any time at our discretion.

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

Financing Arrangements. As of January 3, 2016, we had $997 million aggregate principal amount of our 1.5% Notes due 2017 and $1.5 billion aggregate principal amount of our 0.5% Notes due 2020 outstanding. The 1.5% Notes due 2017 and the 0.5% Notes due 2020 may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in our stock price or in connection with a merger event. Under certain circumstances, the conversion rate will be increased for holders who elect to convert their 1.5% Notes due 2017 or 0.5% Notes due 2020 in connection with a merger event. See Note 7, “Financing Arrangements,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

1.5% Notes due 2017. As of the calendar quarter ended December 31, 2015, 1.5% Notes due 2017 were convertible at the holders’ option beginning January 1, 2016 and ending March 31, 2016 as the last reported sales price of our stock exceeded 130% of the conversion price for more than 20 days in the period of 30 consecutive trading days prior to December 31, 2015, as set forth in the indenture. Accordingly, the carrying value of the 1.5% Notes due 2017 was classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the equity component of $80.5 million of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on our Consolidated Balance Sheet as of January 3, 2016, and will remain so while the notes are convertible. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Consequently, the 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met in future quarters. Based on the last closing price for our common stock as of January 3, 2016 of $75.99, if all of the 1.5% Notes due 2017 then outstanding were converted at the then-current conversion rate, approximately 6.5 million shares would be distributed to the holders.

Under the terms of the 1.5% Notes due 2017, the pending acquisition by Western Digital will constitute a designated event and a fundamental change. As a result, holders of the 1.5% Notes due 2017 will be permitted to choose (i) to convert their 1.5% Notes due 2017 into a mixture of cash and stock at a temporarily increased conversion rate, (ii) to require us to repurchase their 1.5% Notes due 2017 for a price equal to their principal amount plus accrued but unpaid interest to but excluding the repurchase date, or (iii) to continue holding their 1.5% Notes due 2017. If the merger closes, the holders of the 1.5% Notes due 2017 would be expected to exercise the right to convert their 1.5% Notes due 2017 in accordance with their terms at a temporarily increased conversion rate shortly following the closing of the merger (although the holders’ actual decisions will depend upon their judgments based on the then prevailing market conditions) in which case the 1.5% Notes due 2017 will be converted into cash for the principal amount and the merger consideration with respect to the excess thereof. The holders of the 1.5% Notes due 2017 may deliver conversion notices prior to the closing of the merger, and if they do so, we will be required to settle such conversions regardless of whether the merger closes; however, if the merger does not close, any converting holders will not be entitled to the temporarily increased conversion rate.

Concurrent with the issuance of the 1.5% Notes due 2017, we entered into a convertible bond hedge transaction in which counterparties initially agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend to holders of our common stock. Adjusting for dividends paid through January 3, 2016, the counterparties agreed to sell to us up to approximately 19.7 million shares of our common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $50.68 per share as of January 3, 2016. This convertible bond hedge transaction will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares in connection with the conversion of the 1.5% Notes due 2017 would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by us will depend upon 1) the then existing overall market conditions, 2) our stock price, 3) the volatility of our stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. The convertible bond hedge transaction cost of $293 million has been accounted for as an equity transaction. We initially recorded approximately $2 million in stockholders’ equity from the deferred tax asset related to the convertible bond hedge at inception of the transaction. Cumulatively through January 3, 2016, we had received 27,134 shares of our common stock from the exercise of a portion of the convertible bond hedge related to the conversion of the $3 million aggregate principal amount of the 1.5% Notes due 2017.

In addition, concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to acquire up to approximately 19.1 million shares of our common stock at an exercise price of $73.3250 per share. The warrant agreements contain provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend to holders of our common stock. Adjusting for dividends paid through January 3, 2016, holders of the warrants may acquire up to approximately 19.7 million shares of our common stock at a strike price of $70.9573 per share as of January 3, 2016. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018, are automatically exercised at maturity, and are settled on a net share basis. The value of the warrants was initially recorded in equity and through January 3, 2016 continued to be classified as equity. Subsequent to January 3, 2016, 50% of the warrants associated with the 1.5% Notes due 2017 were terminated, resulting in an obligation of approximately $209 million payable by us at the earlier of the closing of the Western Digital merger or August 2017 (regardless of whether the merger closes by such time). We are continuing discussions regarding potential modifications with the remaining warrant counterparty.

0.5% Notes due 2020. The 0.5% Notes due 2020 have not been convertible for any period to date, and accordingly, the carrying value of the notes was reported as long-term debt as of January 3, 2016. Upon conversion of any of the 0.5% Notes due 2020, we will deliver cash up to the principal amount of the 0.5% Notes due 2020 and shares of our common stock (plus cash in lieu of any fractional shares of common stock) with respect to any conversion value greater than the principal amount of the 0.5% Notes due 2020.

Under the terms of the 0.5% Notes due 2020, the pending acquisition by Western Digital will constitute a designated event and a fundamental change. As a result, holders of the 0.5% Notes due 2020 will be permitted to choose (i) to convert their 0.5% Notes due 2020 into a mixture of cash and stock at a temporarily increased conversion rate, (ii) to require us to repurchase their 0.5% Notes due 2020 for a price equal to their principal amount plus accrued but unpaid interest to but excluding the repurchase date, or (iii) to continue holding their 0.5% Notes due 2020. If the merger closes, the holders of the 0.5% Notes due 2020 would be expected to exercise the right to convert their 0.5% Notes due 2020 in accordance with their terms at a temporarily increased conversion rate shortly following the closing of the merger (although the holders’ actual decisions will depend upon their judgments based on the then prevailing market conditions) in which case the 0.5% Notes due 2020 will be converted into cash for the principal amount and the merger consideration with respect to the excess thereof. The holders of the 0.5% Notes due 2020 may deliver conversion notices prior to the closing of the merger, and if they do so, we will be required to settle such conversions regardless of whether the merger closes; however, if the merger does not close, any converting holders will not be entitled to the temporarily increased conversion rate.

Concurrent with the issuance of the 0.5% Notes due 2020, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 16.3 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share to holders of our common stock. Adjusting for dividends paid through January 3, 2016, the counterparties agreed to sell to us up to approximately 16.4 million shares of our common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $91.74 per share as of January 3, 2016. This convertible bond hedge transaction will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares in connection with the conversion of the 0.5% Notes due 2020 would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 0.5% Notes due 2020. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by us will depend upon 1) the then existing overall market conditions, 2) our stock price, 3) the volatility of our stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. The convertible bond hedge transaction cost of $332 million has been accounted for as an equity transaction. We initially recorded approximately $119 million in stockholders’ equity from the deferred tax asset related to the convertible bond hedge at inception of the transaction. As of January 3, 2016, we had not purchased any shares under this convertible bond hedge agreement.

In addition, concurrent with the issuance of the 0.5% Notes due 2020, we sold warrants to acquire up to approximately 16.3 million shares of our common stock at an exercise price of $122.9220 per share. The warrant agreements contain provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share to holders of our common stock. Adjusting for dividends paid through January 3, 2016, holders of the warrants may acquire up to approximately 16.4 million shares of our common stock at a strike price of $122.3181 per share as of January 3, 2016. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021, are automatically exercised at maturity, and are settled on a net share basis. The value of the warrants was initially recorded in equity and through January 3, 2016, continued to be classified as equity. Subsequent to January 3, 2016, we amended 60% of the warrants associated with the 0.5% Notes due 2020 to specify the methodologies to determine the amount that will be payable to the warrant counterparties upon the closing of the merger with Western Digital. If the merger with Western Digital does not close, such warrants will remain outstanding, with an agreement with respect to 40% of the warrants associated with the 0.5% Notes due 2020 containing a potential downward adjustment to the strike price to reflect the economic effect of the merger announcement on the warrants. We expect that in the first quarter of 2016, we will incur charges in other income (expense) related to warrant amendments. We are continuing discussions regarding potential modifications with the remaining warrant counterparties.

Ventures with Toshiba. We are a 49.9% owner of each entity within Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures. This equipment is funded, or will be funded, by investments in, or loans to, Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba. The entities within Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply or pay for 50% of the fixed costs of Flash Ventures. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the semiconductor wafers. We are also committed to fund 49.9% to 50% of Flash Ventures’ costs to the extent that Flash Ventures’ revenue from wafer sales to us and Toshiba are insufficient to cover these costs. See Note 14, “Commitments, Contingencies and Guarantees” and Note 15, “Related Parties and Strategic Investments,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

From time-to-time, we and Toshiba mutually approve the purchase of equipment for Flash Ventures in order to convert to new process technologies or add wafer capacity. Flash Partners’ share of Fab 3 and Flash Alliance’s share of Fab 4 have been previously equipped to full wafer capacity. Fab 5, which is primarily utilized by Flash Forward, was built in two phases of approximately equal size. Phase 1 of Fab 5 is fully equipped and the majority of Phase 2 of Fab 5 is equipped. To date, we have invested in approximately 50% of Flash Forward’s equipment, and the output has been shared equally between us and Toshiba. In October 2015, we entered into a facility agreement, the New Fab 2 Agreement, with Toshiba related to the construction and operation of Toshiba’s “New Fab 2” fabrication facility, which is primarily intended to provide space to convert 2D NAND capacity to 3D NAND. We expect that the New Fab 2 space will accommodate conversion of somewhat less than half of the current Fab 3, Fab 4 and Fab 5 2D NAND capacity to 3D NAND. We began production wafers in New Fab 2 in January 2016. Under the New Fab 2 Agreement, we are committed to 50% of New Fab 2’s start-up costs, as well as 50% of the initial production ramp in New Fab 2. We expect to expand Flash Ventures wafer capacity by approximately 5% in 2016.

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

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba each guarantee, on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantees as of January 3, 2016 were $766 million based upon the exchange rate at January 3, 2016.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at January 3, 2016 and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 14, “Commitments, Contingencies and Guarantees,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is to the Japanese yen in which we purchase substantially all of our NAND flash wafers and incur R&D expenditures. In addition, we also have significant costs denominated in the Chinese renminbi, the Israeli new shekel and the Malaysian ringgit, and we have revenue denominated in the British pound, the Canadian dollar, the Chinese renminbi, the European euro and the Japanese yen. We do not enter into derivatives for speculative or trading purposes. We generally use foreign currency forward contracts to mitigate transaction gains and losses generated by certain monetary assets, liabilities and net investments denominated in currencies other than the U.S. dollar. From time-to-time, we use foreign currency forward contracts to partially hedge our future Japanese yen requirements for NAND flash wafers and R&D expenses. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated other comprehensive income, or AOCI, and subsequently reclassified into cost of revenue in the same period or periods in which the cost of revenue is recognized or into R&D expense as the R&D expenses are incurred. The use of such hedging activities may not offset any, or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows. See Note 4, “Derivatives and Hedging Activities,” in the Notes to Consolidated Financial Statements of this Form 10-K included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Our captive flash memory costs, which are included in cost of revenue, are denominated in Japanese yen, and generally comprise somewhat less than 50% of our cost of revenue. Our cost of revenue in any given quarter generally reflects wafer purchases that were made in the previous quarter, and is impacted by hedging decisions we may make from time to time, including entering into forward contracts or other instruments to hedge our future Japanese yen purchase rate. Based on wafer purchases made in the fourth quarter of 2015, changes in the Japanese yen to U.S. dollar exchange rate after January 3, 2016 are not expected to have a material impact on our cost of revenue in the first quarter of 2016. We expect the average rate of the Japanese yen to the U.S. dollar for the first quarter of 2016 for the wafer portion of our cost of revenue to be approximately 121 Japanese yen to the U.S. dollar in comparison to a rate of approximately 123 Japanese yen to the U.S. dollar in our fourth quarter of 2015. In late January 2016, we entered into a number of Japanese yen hedges for our wafer purchases. As of February 1, 2016, we have hedged approximately 78% of our expected captive wafer purchases for the first quarter of 2016 at a weighted average rate of approximately 119 Japanese yen to the U.S. dollar, approximately 50% of our expected captive wafer purchases for the second quarter of 2016 at a weighted average rate of approximately 118 Japanese yen to the U.S. dollar and approximately 25% of our expected captive wafer purchases for the third quarter of 2016 at a weighted average rate of approximately 117 Japanese yen to the U.S. dollar. We expect that these purchases for the first, second and third quarters of 2016 will generally be reflected in cost of revenue for the second, third and fourth quarters of 2016, respectively.

For a discussion of foreign operating risks and foreign currency risks, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk–Foreign Currency Risk” and Part I, Item 1A, “Risk Factors” of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of January 3, 2016 and December 28, 2014, a hypothetical 50 basis point increase in interest rates would have resulted in an approximate $11 million decline (approximately 0.4%) and an approximate $28 million decline (less than 0.7%), respectively, of the fair value of our available-for-sale debt securities.

Foreign Currency Risk. The majority of our revenue is transacted in the U.S. dollar, with some revenue transacted in the British pound, the Canadian dollar, the Chinese renminbi, the European euro, and the Japanese yen. Our captive flash memory costs, which are included in cost of revenue, are denominated in Japanese yen. We also have some cost of revenue denominated in the Chinese renminbi and the Malaysian ringgit. The majority of our operating expenses are denominated in the U.S. dollar; however, we have expenses denominated in the Chinese renminbi, the Israeli new shekel, the Malaysian ringgit, the Japanese yen and numerous other currencies. On the balance sheet, we have numerous foreign currency denominated monetary assets and liabilities, with the largest monetary exposure in Japanese yen related to our transactions with Flash Ventures.

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

From time to time, we use foreign exchange forward contracts to partially hedge future Japanese yen wafer purchases and R&D expenses. These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in AOCI and subsequently reclassified to cost of revenue or R&D expenses in the same period the hedged cost of revenue or R&D expenses are recognized.

We may also use foreign exchange forward contracts to partially hedge Japanese yen denominated equity method investments. These contracts are designated as net investment hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in AOCI. Cumulative gains and losses including forward points associated with foreign exchange forward contracts designated as net investment hedges would be reclassified to other income (expense) from AOCI upon sale or substantial liquidation of the foreign equity method investments. No net investment hedges were outstanding as of January 3, 2016.

As of January 3, 2016, we had foreign exchange forward contracts in place that amounted to a net purchase in U.S. dollar-equivalents of $91 million in foreign currencies to hedge our foreign currency denominated monetary net liability position. The notional amount and unrealized gain of our outstanding foreign exchange forward contracts that are non-designated derivative instruments as of January 3, 2016, based upon the exchange rate at January 3, 2016, are shown in the table below. In addition, this table shows the change in fair value of these contracts assuming a hypothetical adverse foreign currency exchange rate movement of 10%. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss)	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Non-designated derivative instruments to hedge monetary assets and liabilities:
Forward contracts sold	$(173.1)	$(1.1)	$5.3
Forward contracts purchased	264.1	1.4	(14.9)
Total	$91.0	$0.3	$(9.6)

Based upon the foreign exchange forward contracts outstanding as of December 28, 2014, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in an adverse change in fair value of $0.1 million.

As of January 3, 2016, we had foreign exchange forward contracts to purchase Japanese yen that are designated as cash flow hedges. As of January 3, 2016, the maturities of the designated foreign exchange forward contract hedges were two months or less. The notional amount and unrealized gain of our outstanding foreign exchange forward contracts that are designated as cash flow hedges, based upon the exchange rate at January 3, 2016, are shown in the table below. In addition, this table shows the change in fair value of the cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10% as of January 3, 2016.

	Notional Amount	Unrealized Gain	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Designated foreign exchange forward contracts	$141.4	$1.3	$(11.7)

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

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our financial position. As of January 3, 2016, we did not have any foreign exchange forward contracts with European banks and we did not have any European sovereign debt. We manage our investments and foreign exchange contracts to limit our exposure to any one issuer or bank.

All of the potential changes noted above as of January 3, 2016 and December 28, 2014 are based on sensitivity analyses performed on our financial position as of January 3, 2016 and December 28, 2014, respectively. Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of January 3, 2016. Based on their evaluation as of January 3, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 3, 2016.

However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

Our independent registered public accounting firm has audited the financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report and has issued an attestation report on our internal control over financial reporting which is included at page F-3.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended January 3, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under “Business-Executive Officers” in this report and will be included under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

The information required by this item will be included under “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under “Certain Transactions and Relationships” and “Election of Directors” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under “Principal Accountant Fees and Services” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

SANDISK CORPORATION

F – 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited the accompanying Consolidated Balance Sheets of SanDisk Corporation as of January 3, 2016 and December 28, 2014, and the related Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for each of the three years in the period ended January 3, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at January 3, 2016 and December 28, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SanDisk Corporation’s internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 12, 2016

F – 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited SanDisk Corporation’s internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SanDisk Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SanDisk Corporation maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of SanDisk Corporation as of January 3, 2016 and December 28, 2014, and the related Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for each of the three years in the period ended January 3, 2016 and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 12, 2016

F – 3

SANDISK CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 3, 2016	December 28, 2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,478,948	$809,003
Short-term marketable securities	2,527,245	1,455,509
Accounts receivable, net	618,191	842,476
Inventory	809,395	698,011
Deferred taxes	—	180,134
Other current assets	226,007	210,065
Total current assets	5,659,786	4,195,198
Long-term marketable securities	117,142	2,758,475
Property and equipment, net	817,130	724,357
Notes receivable and investments in Flash Ventures	1,009,989	962,817
Deferred taxes	325,033	161,827
Goodwill	831,328	831,328
Intangible assets, net	296,726	542,351
Other non-current assets	173,627	97,472
Total assets	$9,230,761	$10,273,825

LIABILITIES, CONVERTIBLE SHORT-TERM DEBT CONVERSION OBLIGATION AND EQUITY
Current liabilities:
Accounts payable trade	$323,280	$404,237
Accounts payable to related parties	177,510	136,051
Convertible short-term debt	913,178	864,718
Other current accrued liabilities	353,940	506,293
Deferred income on shipments to distributors and retailers and deferred revenue	235,572	274,657
Total current liabilities	2,003,480	2,185,956
Convertible long-term debt	1,237,776	1,188,491
Non-current liabilities	170,093	245,554
Total liabilities	3,411,349	3,620,001

Commitments and contingencies (see Note 14)
Convertible short-term debt conversion obligation	80,488	127,143
Stockholders' equity:
Preferred stock, $0.001 par value, Authorized shares: 4,000,000, Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 800,000,000, Issued and outstanding: 200,973,254 in 2015 and 215,743,090 in 2014	201	216
Capital in excess of par value	5,203,725	5,236,766
Retained earnings	733,937	1,499,149
Accumulated other comprehensive loss	(198,939)	(208,072)
Total stockholders' equity	5,738,924	6,528,059
Non-controlling interests	—	(1,378)
Total equity	5,738,924	6,526,681
Total liabilities, convertible short-term debt conversion obligation and equity	$9,230,761	$10,273,825

The accompanying notes are an integral part of these consolidated financial statements.

F – 4

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands, except per share amounts)
Revenue	$5,564,872	$6,627,701	$6,170,003

Cost of revenue	3,196,583	3,458,954	3,252,988
Amortization of acquisition-related intangible assets	111,220	100,899	49,532
Total cost of revenue	3,307,803	3,559,853	3,302,520
Gross profit	2,257,069	3,067,848	2,867,483
Operating expenses:
Research and development	883,242	852,310	742,268
Sales and marketing	387,394	383,288	276,312
General and administrative	174,142	214,902	192,310
Amortization of acquisition-related intangible assets	53,349	26,423	11,155
Impairment of acquisition-related intangible assets	61,000	—	83,228
Restructuring and other	53,252	32,991	—
Western Digital acquisition-related expenses	28,065	—	—
Total operating expenses	1,640,444	1,509,914	1,305,273
Operating income	616,625	1,557,934	1,562,210
Interest income	36,444	51,811	48,785
Gain on investments	1,208	4,763	3,219
Interest (expense) and other income (expense), net	(124,653)	(125,478)	(98,065)
Total other income (expense), net	(87,001)	(68,904)	(46,061)
Income before income taxes	529,624	1,489,030	1,516,149
Provision for income taxes	141,146	481,584	473,492
Net income	$388,478	$1,007,446	$1,042,657

Net income per share:
Basic	$1.89	$4.52	$4.44
Diluted	$1.82	$4.23	$4.34
Shares used in computing net income per share:
Basic	205,443	222,714	234,886
Diluted	212,900	238,209	240,236

Cash dividends declared per share	$0.90	$1.05	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

F – 5

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Net income	$388,478	$1,007,446	$1,042,657
Other comprehensive income (loss), before tax:
Unrealized holding loss on marketable securities	(1,874)	(3,511)	(6,448)
Reclassification adjustment for realized gain on marketable securities included in net income	(3,650)	(7,543)	(2,375)
Reclassification adjustment for other-than-temporary losses on available-for-sale securities included in net income	1,480	—	—
Net unrealized holding loss on marketable securities	(4,044)	(11,054)	(8,823)

Foreign currency translation adjustments	241	(153,975)	(240,835)

Unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	1,693	(99)	(74,834)
Reclassification adjustment for realized loss on derivatives qualifying as cash flow hedges included in net income	12,368	25,418	41,523
Net unrealized holding gain (loss) on derivatives qualifying as cash flow hedges	14,061	25,319	(33,311)
Total other comprehensive income (loss), before tax	10,258	(139,710)	(282,969)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,125	(8,097)	(41,389)
Total other comprehensive income (loss), net of tax	9,133	(131,613)	(241,580)
Comprehensive income	$397,611	$875,833	$801,077

The accompanying notes are an integral part of these consolidated financial statements.

F – 6

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	(In thousands)
Balance as of December 30, 2012	241,432	$241	$5,027,271	$2,071,268	$165,121	$7,263,901	$(4,301)	$7,259,600
Net income	—	—	—	1,042,657	—	1,042,657	—	1,042,657
Other comprehensive loss, net	—	—	—	—	(241,580)	(241,580)	—	(241,580)
Income from non-controlling interest	—	—	—	—	—	—	2,207	2,207
Distribution to non-controlling interests	—	—	—	—	—	—	(87)	(87)
Issuance of shares pursuant to equity plans	7,934	8	241,316	—	—	241,324	—	241,324
Issuance of shares pursuant to employee stock purchase plan	624	1	24,720	—	—	24,721	—	24,721
Share‑based compensation expense	—	—	100,641	—	—	100,641	—	100,641
Income tax benefit from share-based plans	—	—	583	—	—	583	—	583
Dividends and dividend equivalent rights declared	—	—	—	(102,896)	—	(102,896)	—	(102,896)
Stock repurchases	(24,699)	(25)	(582,575)	(1,006,940)	—	(1,589,540)	—	(1,589,540)
Equity value of debt issuance	—	—	349,250	—	—	349,250	—	349,250
Purchased convertible bond hedge, net	—	—	(338,989)	—	—	(338,989)	—	(338,989)
Sold warrants	—	—	217,800	—	—	217,800	—	217,800
Balance as of December 29, 2013	225,291	225	5,040,017	2,004,089	(76,459)	6,967,872	(2,181)	6,965,691
Net income	—	—	—	1,007,446	—	1,007,446	—	1,007,446
Other comprehensive loss, net	—	—	—	—	(131,613)	(131,613)	—	(131,613)
Income from non-controlling interest	—	—	—	—	—	—	803	803
Issuance of shares pursuant to equity plans	4,706	5	145,664	—	—	145,669	—	145,669
Issuance of shares pursuant to employee stock purchase plan	639	1	35,816	—	—	35,817	—	35,817
Share‑based compensation expense	—	—	157,328	—	—	157,328	—	157,328
Income tax benefit from share-based plans	—	—	45,120	—	—	45,120	—	45,120
Dividends and dividend equivalent rights declared	—	—	—	(238,170)	—	(238,170)	—	(238,170)
Stock repurchases	(14,893)	(15)	(67,245)	(1,274,216)	—	(1,341,476)	—	(1,341,476)
Equity value of debt issuance	—	—	193	—	—	193	—	193
Convertible debt conversion	27	—	(25)	—	—	(25)	—	(25)
Exercise of convertible note hedges	(27)	—	—	—	—	—	—	—
Assumption of share-based compensation plan awards in connection with acquisition	—	—	7,041	—	—	7,041	—	7,041
Reclassification to Convertible short-term debt conversion obligation	—	—	(127,143)	—	—	(127,143)	—	(127,143)
Balance as of December 28, 2014	215,743	216	5,236,766	1,499,149	(208,072)	6,528,059	(1,378)	6,526,681
Net income	—	—	—	388,478	—	388,478	—	388,478
Other comprehensive income, net	—	—	—	—	9,133	9,133	—	9,133
Loss on non-controlling interest	—	—	—	—	—	—	(38)	(38)
Issuance of shares pursuant to equity plans	2,014	1	25,777	—	—	25,778	—	25,778
Issuance of shares pursuant to employee stock purchase plan	746	1	42,735	—	—	42,736	—	42,736
Share‑based compensation expense	—	—	173,551	—	—	173,551	—	173,551
Income tax benefit from share-based plans	—	—	10,253	—	—	10,253	—	10,253
Dividends and dividend equivalent rights declared	—	—	—	(190,660)	—	(190,660)	—	(190,660)
Stock repurchases	(17,530)	(17)	(331,911)	(963,030)	—	(1,294,958)	—	(1,294,958)
Convertible debt conversion	1	—	(1)	—	—	(1)	—	(1)
Exercise of convertible note hedges	(1)	—	—	—	—	—	—	—
Reclassification to Convertible short-term debt conversion obligation	—	—	46,655	—	—	46,655	—	46,655
Elimination of non-controlling interest from deconsolidation of subsidiary	—	—	(100)	—	—	(100)	1,416	1,316
Balance as of January 3, 2016	200,973	$201	$5,203,725	$733,937	$(198,939)	$5,738,924	$—	$5,738,924

The accompanying notes are an integral part of these consolidated financial statements.

F – 7

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$388,478	$1,007,446	$1,042,657
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(4,891)	(7,915)	527
Depreciation	280,170	254,271	226,334
Amortization	340,925	324,231	237,731
Provision for doubtful accounts	709	857	2,167
Share-based compensation expense	172,396	155,313	99,756
Excess tax benefit from share-based plans	(12,232)	(44,919)	(27,198)
Impairment and other	67,599	6,790	75,561
Other non-operating	(9,620)	636	(792)
Changes in operating assets and liabilities:
Accounts receivable, net	224,915	(118,606)	(51,125)
Inventory	(110,250)	136,442	23,310
Other assets	(70,636)	37,738	147,713
Accounts payable trade	(47,690)	37,380	16,377
Accounts payable to related parties	41,459	(10,913)	(67,842)
Other liabilities	(214,652)	(80,303)	138,496
Total adjustments	658,202	691,002	821,015
Net cash provided by operating activities	1,046,680	1,698,448	1,863,672
Cash flows from investing activities:
Purchases of short and long-term marketable securities	(3,073,012)	(4,106,494)	(4,925,520)
Proceeds from sales of short and long-term marketable securities	4,105,992	4,114,712	3,701,528
Proceeds from maturities of short and long-term marketable securities	456,653	772,882	751,900
Acquisition of property and equipment, net	(413,828)	(232,786)	(213,415)
Investment in Flash Ventures	—	(24,296)	(12,342)
Notes receivable issuances to Flash Ventures	(323,382)	(181,481)	(37,099)
Notes receivable proceeds from Flash Ventures	285,070	231,409	124,765
Purchased technology and other assets	(8,959)	(24,837)	(8,377)
Acquisitions, net of cash acquired	—	(1,063,798)	(304,320)
Other	(866)	—	—
Net cash provided by (used in) investing activities	1,027,668	(514,689)	(922,880)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	1,483,125
Purchase of convertible bond hedge	—	—	(331,650)
Proceeds from sale of warrants	—	—	217,800
Repayment of debt financing	(73)	(3,212)	(928,061)
Distribution to non-controlling interests	—	—	(87)
Proceeds from employee stock programs	68,514	181,486	266,044
Excess tax benefit from share-based plans	12,232	44,919	27,198
Dividends paid	(188,911)	(234,565)	(101,191)
Repurchase of common stock	(1,250,263)	(1,300,212)	(1,589,539)
Taxes paid related to net share settlement of equity awards	(44,695)	(41,264)	—
Net cash used in financing activities	(1,403,196)	(1,352,848)	(956,361)
Effect of changes in foreign currency exchange rates on cash	(1,207)	(8,154)	6,345
Net increase (decrease) in cash and cash equivalents	669,945	(177,243)	(9,224)
Cash and cash equivalents at beginning of year	809,003	986,246	995,470
Cash and cash equivalents at end of year	$1,478,948	$809,003	$986,246
Supplemental disclosure of cash flow information:
Property and equipment additions not yet paid in cash	$80,523	$119,151	$49,376
Cash paid for income taxes, net of refunds	$(257,230)	$(433,959)	$(373,183)
Cash paid for interest expense	$(22,471)	$(22,349)	$(20,403)

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

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31 and its fiscal quarters generally consist of 13 weeks. Fiscal year 2015 consists of 53 weeks with 14 weeks in the fourth fiscal quarter, while fiscal years 2014 and 2013 consist of 52 weeks. Certain prior period amounts have been reclassified in the balance sheet and footnotes to conform to the current period presentation related to accounting changes. For accounting and disclosure purposes, the exchange rates of 120.29, 120.44 and 104.94 at January 3, 2016, December 28, 2014 and December 29, 2013, respectively, were used to convert Japanese yen to the United States (“U.S.”) dollar. Throughout the Notes to Consolidated Financial Statements, unless otherwise indicated, references to Net income refer to Net income attributable to common stockholders, references to years or annual periods are references to fiscal years, and references to quarters are references to fiscal quarters.

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

In the merger, each issued and outstanding share of common stock of the Company will be converted into the right to receive the below consideration per share of the Company’s common stock, subject to reallocation as described further below (the ‘‘Per Share Merger Consideration’’):

(A)	If the previously announced investment in Western Digital by a subsidiary of Unisplendour Corporation Ltd. (“Unis Investment”) closes prior to the effective time of the merger (the “Effective Time”):

(i)	$85.10 per share in cash; and

(ii)	0.0176 shares of Western Digital common stock; or

(B)	If the Unis Investment has not closed or has been terminated, prior to the Effective Time:

(i)	$67.50 per share in cash; and

(ii)	0.2387 shares of Western Digital common stock.

The above allocation between cash and shares of Western Digital common stock is subject to reallocation, at Western Digital’s election, if the amount of cash that the Company has available for use in the U.S. without payment of withholding or U.S. income taxes on the closing date of the merger falls short of a target cash amount of $4.049 billion, if the closing of the merger occurs before June 30, 2016, or $4.139 billion, if the closing occurs on or after June 30, 2016 (the “Closing Cash Shortfall’’). If Western Digital so elects, the cash portion of the Per Share Merger Consideration will be reduced by the Closing Cash Shortfall, divided by the number of shares of the Company’s common stock outstanding as of the closing date of the merger (the ‘‘Per Share Cash Reduction Amount’’), and Western Digital common stock portion of the Per Share Merger Consideration will be correspondingly increased by a number of shares of Western Digital common stock equal to the Per Share Cash Reduction Amount divided by $79.5957.

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

F – 9

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The transaction is subject to approval by the Company’s stockholders and, in the event that the Unis Investment in Western Digital does not close, Western Digital’s stockholders, receipt of regulatory approvals and other customary closing conditions. The merger agreement contains certain termination rights for the Company and Western Digital that will (a) require the Company to pay a fee to Western Digital of approximately $184 million if either Western Digital or the Company terminates the merger due to the Company’s stockholders’ failure to approve this merger; (b) require Western Digital to pay a fee to the Company of approximately $184 million if either Western Digital or the Company terminates the merger due to (i) the Unis Investment having not occurred or the Unis Investment having been terminated and (ii) Western Digital’s stockholders’ failure to approve this merger; or (c) require Western Digital to pay a termination fee to the Company of approximately $1.060 billion if the merger is terminated due to failure to obtain certain required U.S. or foreign antitrust clearances, as described in the merger agreement. In addition, if the merger agreement is terminated under other specific circumstances as described in the merger agreement, Western Digital or the Company may be required to pay the other party approximately $553 million.

See Note 7, “Financing Arrangements,” for discussion of the treatment of the Company’s 1.5% Convertible Senior Notes due 2017 and the Company’s 0.5% Convertible Senior Notes due 2020 (collectively, the “Notes”) in connection with the pending acquisition of SanDisk by Western Digital.

The Company has filed with the Securities and Exchange Commission (“SEC”) a joint proxy statement/prospectus in connection with the proposed merger on February 5, 2016, which includes the merger agreement. The joint proxy statement/prospectus has been mailed to the stockholders of the Company and Western Digital. Investors are urged to read the joint proxy statement/prospectus, including the merger agreement, and any other relevant documents that will be filed with the SEC carefully and in their entirety when they become available because they will contain important information about the proposed merger.

The transaction is expected to close in the second calendar quarter of 2016. The pending acquisition of SanDisk by Western Digital does not impact the basis of presentation in the accompanying financial statements. Following completion of the merger, the Company will become a wholly-owned subsidiary of Western Digital, the Company’s common stock will be delisted from The NASDAQ Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, and as such, the Company will no longer file periodic reports with the SEC.

F – 10

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

F – 11

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes. The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Consolidated Financial Statements, but have not been reflected in the Company’s taxable income. The Company must evaluate the expected realization of its deferred tax assets and determine whether a valuation allowance needs to be established or released. In determining the need for and amount of a valuation allowance, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. A valuation allowance is established to the extent that the Company does not believe it is “more likely than not” that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.

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

Foreign Currency. The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income as a non-operating item in each period. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the historical rate. The Company continuously evaluates its foreign currency exposures and may continue to enter into hedges or other risk mitigating arrangements in the future. Aggregate gross foreign currency transaction gain (loss) prior to consideration of the offsetting hedges recorded to income before taxes was ($3.3) million, $3.1 million and ($3.3) million in 2015, 2014 and 2013, respectively.

Cash Equivalents, Short and Long-term Marketable Securities. Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Marketable securities with original maturities greater than three months from purchase date and remaining maturities less than one year are classified as short-term marketable securities. In addition, short-term marketable securities includes securities with remaining maturities greater than one year as of the balance sheet date for which the Company intends to hold for less than one year. Marketable securities with remaining maturities greater than one year as of the balance sheet date and which the Company intends to hold for greater than one year, are classified as long-term marketable securities. Short and long-term fixed income investments consist of U.S. Treasury securities, U.S. government-sponsored agency securities, international government securities, corporate notes and bonds, asset-backed securities, mortgage-backed securities and municipal notes and bonds. The fair market value of cash equivalents at January 3, 2016 approximated their carrying value. Cost of securities sold is based on specific identification.

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

F – 12

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (“AOCI”). Investments in public and non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other-than-temporary are reported in Interest (expense) and other income (expense), net, or Cost of revenue in the Consolidated Statements of Operations.

Inventories and Inventory Valuation. Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is based upon an estimated average selling price reduced by estimated costs of disposal. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. Reductions in inventory valuation are included in Cost of revenue in the Consolidated Statements of Operations. Inventory impairment charges, when taken, permanently establish a new cost basis and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. Rather, these amounts are recognized in income only if, as and when the inventory is sold.

The Company reduces the carrying value of its inventory to a new basis for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of the inventory and the net realizable value based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. If actual market conditions are less favorable than those projected by management, additional reductions in inventory valuation may be required.

The Company’s finished goods inventory includes consigned inventory held at customer locations as well as at third-party fulfillment centers and subcontractors.

Other Long-lived Assets. Intangible assets with finite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified. The Company assesses the carrying value of long-lived assets, whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors the Company considers important which could result in an impairment review include: (1) significant under-performance relative to the historical or projected future operating results; (2) significant changes in the manner of use of assets; (3) significant negative industry or economic trends; and (4) significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the consolidated results of operations.

F – 13

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Expenses. Marketing co-op development programs, where the Company receives, or will receive, an identifiable benefit (e.g., goods or services) in exchange for the amount paid to its customer and the Company can reasonably estimate the fair value of the benefit it receives for the customer incentive payment, are classified, when granted, as a marketing expense. Advertising expenses not meeting this criteria are classified as a reduction to revenue when the expense is incurred. Advertising expenses recorded as marketing expense were $12.9 million, $27.9 million and $19.6 million in 2015, 2014 and 2013, respectively.

Research and Development Expenses. Research and development (“R&D”) expenditures are expensed as incurred.

F – 14

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Recent Accounting Pronouncements and Accounting Changes

Accounting Changes

As of January 3, 2016, the Company adopted ASU No. 2015‑03, “Interest-Imputation of Interest,” which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge, consistent with debt discounts. The new guidance was applied on a retrospective basis to December 28, 2014. The amended presentation of debt issuance costs resulted in a $4.9 million reduction in each of other current assets and convertible short-term debt and an $11.2 million reduction in each of other non-current assets and convertible long-term debt in the Consolidated Balance Sheet as of December 28, 2014. The adoption of ASU No. 2015-03 did not have any other impact on the Company’s Consolidated Financial Statements.

As of January 3, 2016, the Company adopted, on a prospective basis, ASU No. 2015‑17, “Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as non-current in a classified statement of financial position. The adoption of ASU No. 2015-17 resulted in a reclassification of the net current deferred tax asset of approximately $182.0 million to the net non-current deferred tax asset in the Consolidated Balance Sheet as of January 3, 2016. No prior periods were adjusted.

As of January 3, 2016, the Company adopted ASU No. 2015-16, “Business Combinations,” to simplify the accounting for business combination measurement period adjustments. The adoption of ASU No. 2015-16 did not have a material impact on the Consolidated Financial Statements.

As of January 3, 2016, the Company adopted ASU No. 2015-11, “Simplifying the Measurement of Inventory,” to simplify measurement of inventory by measuring inventory at the “lower of cost and net realizable value” and eliminating “market value.” The adoption of ASU No. 2015-11 did not have a material impact on the Consolidated Financial Statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015‑05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. Under application of this guidance, if a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. A customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The Company expects to adopt ASU No. 2015‑05 in the first quarter of 2016. The Company currently does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014‑09, “Revenue from Contracts with Customers.” Under this guidance, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. In July 2015, the FASB approved that this standard could be adopted in either the first quarter of 2017 or 2018 with earlier than 2017 adoption not permitted. Under application of the existing guidance, the Company’s sales made to distributors and retailers are generally deferred until the distributors or retailers sell the merchandise to their end customer. Under the new standard, the Company’s sales made to distributors and retailers are expected to be recognized upon transfer of inventory to the distributor or retailer resulting in earlier revenue recognition than per existing guidance with additional use of estimation. The Company expects that it will adopt ASU No. 2015-16 beginning in the first quarter of 2018 and is currently evaluating the appropriate transition method and any further impact of this guidance on its Consolidated Financial Statements and related disclosures.

F – 15

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities was as follows:

	January 3, 2016	December 28, 2014
	(In thousands)
Cash and cash equivalents	$1,478,948	$809,003
Short-term marketable securities	2,527,245	1,455,509
Long-term marketable securities	117,142	2,758,475
Total cash, cash equivalents and marketable securities	$4,123,335	$5,022,987

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

F – 16

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	January 3, 2016				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$1,180,614	$—	$—	$1,180,614	$533,133	$—	$—	$533,133
Fixed income securities	122,899	2,609,123	—	2,732,022	25,162	4,213,599	—	4,238,761
Derivative assets	—	3,376	—	3,376	—	4,800	—	4,800
Total financial assets	$1,303,513	$2,612,499	$—	$3,916,012	$558,295	$4,218,399	$—	$4,776,694

Derivative liabilities	$—	$1,747	$—	$1,747	$—	$8,224	$—	$8,224
Total financial liabilities	$—	$1,747	$—	$1,747	$—	$8,224	$—	$8,224

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Consolidated Balance Sheets as follows:

	January 3, 2016				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents(1)	$1,180,614	$87,635	$—	$1,268,249	$533,133	$24,777	$—	$557,910
Short-term marketable securities	122,899	2,404,346	—	2,527,245	3,327	1,452,182	—	1,455,509
Long-term marketable securities	—	117,142	—	117,142	21,835	2,736,640	—	2,758,475
Other current assets	—	3,376	—	3,376	—	4,800	—	4,800
Total financial assets	$1,303,513	$2,612,499	$—	$3,916,012	$558,295	$4,218,399	$—	$4,776,694

Other current accrued liabilities	$—	$1,747	$—	$1,747	$—	$8,224	$—	$8,224
Total financial liabilities	$—	$1,747	$—	$1,747	$—	$8,224	$—	$8,224

(1)
Cash equivalents exclude cash holdings of $210.7 million and $251.1 million included in Cash and cash equivalents on the Consolidated Balance Sheets as of January 3, 2016 and December 28, 2014, respectively.

During years 2015 and 2014, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

As of January 3, 2016 and December 28, 2014, the Company had no financial assets or liabilities categorized as Level 3 and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

F – 17

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-Sale Investments. Available-for-sale investments were as follows:

	January 3, 2016				December 28, 2014
	Amortized Cost(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$122,891	$11	$(3)	$122,899	$25,194	$—	$(32)	$25,162
U.S. government-sponsored agency securities	37,447	14	(74)	37,387	7,511	—	(18)	7,493
International government securities	47,463	—	(16)	47,447	82,033	—	(314)	81,719
Corporate notes and bonds	471,421	52	(559)	470,914	774,869	325	(2,052)	773,142
Asset-backed securities	133,518	3	(75)	133,446	171,221	42	(353)	170,910
Mortgage-backed securities	12,661	—	(4)	12,657	48,378	6	(173)	48,211
Municipal notes and bonds	1,905,299	1,991	(18)	1,907,272	3,124,189	9,733	(1,798)	3,132,124
Total available-for-sale investments	$2,730,700	$2,071	$(749)	$2,732,022	$4,233,395	$10,106	$(4,740)	$4,238,761

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization and other-than temporary impairment.

The Company recorded other-than-temporary impairment losses of $1.5 million as of January 3, 2016 related to securities it now expects to sell prior to their maturity dates as a result of the pending acquisition of SanDisk by Western Digital. See Note 1, “Organization and Summary of Significant Accounting Policies-Pending Acquisition by Western Digital Corporation.” The fair value and gross unrealized losses on the available-for-sale securities, net of the impact of other-than-temporary impairment losses, that have been in a continuous unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of January 3, 2016, are summarized in the following table. Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury securities	$75,635	$(3)	$—	$—
U.S. government-sponsored agency securities	11,914	(74)	—	—
International government securities	47,447	(16)	—	—
Corporate notes and bonds	399,680	(546)	10,938	(13)
Asset-backed securities	114,932	(68)	4,726	(7)
Mortgage-backed securities	10,726	(1)	1,930	(3)
Municipal notes and bonds	534,651	(17)	10,579	(1)
Total	$1,194,985	$(725)	$28,173	$(24)

The gross unrealized loss, net of the impact of other-than-temporary impairment losses, related to these securities was due primarily to changes in interest rates. The gross unrealized loss, net of the impact of other-than-temporary impairment losses, on all available-for-sale fixed income securities at January 3, 2016 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

F – 18

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the realized gains and (losses) on sales of available-for-sale securities:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Realized gains	$6,807	$8,918	$4,724
Realized losses	(3,157)	(1,375)	(2,349)
Net realized gains	$3,650	$7,543	$2,375

Fixed income securities by contractual maturity as of January 3, 2016 are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations or the Company has the option to demand payment.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$1,321,975	$1,323,097
After one year through five years	902,289	902,452
After five years through ten years	113,542	113,516
After ten years	392,894	392,957
Total	$2,730,700	$2,732,022

Financial Instruments. For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and fair values, which are based on quoted market prices. As of January 3, 2016, the 1.5% Convertible Senior Notes due 2017 and the 0.5% Convertible Senior Notes due 2020 were both categorized as Level 1, based on the frequency of trading of each respective convertible note directly prior to the end of the fourth quarter of 2015. As of December 28, 2014, the 1.5% Convertible Senior Notes due 2017 was categorized as Level 1 and the 0.5% Convertible Senior Notes due 2020 was classified as Level 2, both based on the frequency of trading of each respective convertible note directly prior to the end of 2014. See Note 7, “Financing Arrangements,” regarding details of each convertible note presented.

	January 3, 2016		December 28, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
1.5% Convertible Senior Notes due 2017	$913,178	$1,573,285	$864,718	$1,948,721
0.5% Convertible Senior Notes due 2020	1,237,776	1,563,750	1,188,491	1,789,500
Total	$2,150,954	$3,137,035	$2,053,209	$3,738,221

Cost Method Investments. As of January 3, 2016 and December 28, 2014, the Company had aggregate net investments under the cost method of accounting of $38.6 million and $29.3 million, respectively, and these investments consisted of privately-held equity securities without a readily determinable fair value. These privately-held equity investments are reported under Other non-current assets in the Consolidated Balance Sheets.

F – 19

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

Net Investment Hedges. To help protect certain foreign currency denominated equity method investments from adverse changes in foreign currency exchange rates, the Company may enter into foreign currency forward contracts to partially hedge the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. Foreign exchange forward contracts designated as net investment hedges relate to the underlying value of the Company’s equity method investments in Japanese yen. The effective portion of a net investment hedge is initially recorded in AOCI as a part of foreign currency translation. Cumulative gains and losses including forward points associated with foreign exchange forward contracts designated as net investment hedges would be reclassified to other income (expense) from AOCI upon sale or substantial liquidation of the foreign equity method investments. The ineffective portions of net investment hedges are recognized immediately as other income (expense). The Company had no net investment hedges outstanding as of January 3, 2016.

As of January 3, 2016, the notional amount and unrealized gain on the effective portion of the outstanding foreign exchange forward contracts to purchase Japanese yen that are designated as cash flow hedges are shown in both Japanese yen and U.S. dollar, based upon the exchange rate at January 3, 2016, as follows:

	Notional Amount		Unrealized Gain
	(Japanese yen, in billions)	(U.S. dollar, in thousands)	(U.S. dollar, in thousands)
Designated foreign exchange forward contracts	¥17.0	$141,449	$1,303

As of January 3, 2016, the maturities of the designated foreign exchange forward contract hedges were two months or less.

F – 20

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Derivatives. Other derivatives that are non-designated consist primarily of foreign exchange forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding foreign exchange forward contracts were marked-to-market at January 3, 2016 with realized and unrealized gains and losses included in other income (expense). As of January 3, 2016, the Company had foreign exchange forward contracts hedging balance sheet remeasurement exposures in British pounds, European euros, Japanese yen and Malaysian ringgits. Foreign exchange forward contracts were outstanding to buy and sell U.S. dollar-equivalents of approximately $264.1 million and $173.1 million in foreign currencies, respectively, based upon the exchange rates at January 3, 2016.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts. Gross fair value of derivative contracts was as follows:

	Derivative assets reported in
	Other Current Assets
	January 3, 2016	December 28, 2014
	(In thousands)
Foreign exchange forward contracts designated	$1,307	$—
Foreign exchange forward contracts not designated	2,069	4,800
Total derivatives	$3,376	$4,800

	Derivative liabilities reported in
	Other Current Accrued Liabilities
	January 3, 2016	December 28, 2014
	(In thousands)
Foreign exchange forward contracts designated	$4	$1,472
Foreign exchange forward contracts not designated	1,743	6,752
Total derivatives	$1,747	$8,224

As of January 3, 2016, the potential effect of rights of set-off associated with the above foreign exchange forward contracts would result in a net derivative asset balance of $2.7 million and a net derivative liability balance of $1.1 million. As of December 28, 2014, the potential effect of rights of set-off would result in a net derivative asset balance of $2.8 million and a net derivative liability balance of $6.3 million.

Effect of Foreign Exchange Forward Contracts Designated as Cash Flow and Net Investment Hedges on the Consolidated Statements of Operations. All designated cash flow and net investment hedge derivative contracts were considered effective for each of the fiscal years ended January 3, 2016 and December 28, 2014. The impact of the effective portion of designated cash flow and net investment derivative contracts on the Company’s results of operations was as follows:

	Years ended
	Amount of gain (loss) recognized in OCI			Amount of loss reclassified from AOCI to earnings
	January 3, 2016	December 28, 2014	December 29, 2013	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Foreign exchange forward contracts:
Cash flow hedges	$1,693	$(99)	$(74,834)	$(12,368)	$(25,418)	$(41,523)
Net investment hedges	2,837	—	—	—	—	—
Total foreign exchange forward contracts	$4,530	$(99)	$(74,834)	$(12,368)	$(25,418)	$(41,523)

F – 21

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the forward points on foreign exchange contracts excluded for the purposes of cash flow hedging designation recognized in other income (expense):

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Foreign exchange forward contracts	$(785)	$(1,134)	$(1,201)

Effect of Non-designated Derivative Contracts on the Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Gain (loss) on foreign exchange forward contracts including forward point income	$2,301	$(5,627)	$1,427
Gain (loss) from revaluation of foreign currency exposures hedged by foreign exchange forward contracts	(6,151)	7,998	(4,460)
Total effect of non-designated derivative contracts	$(3,850)	$2,371	$(3,033)

F – 22

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Balance Sheet Information

Accounts Receivable, net. Accounts receivable, net was as follows:

	January 3, 2016	December 28, 2014
	(In thousands)
Accounts receivable	$889,574	$1,134,254
Allowance for doubtful accounts	(7,784)	(9,622)
Promotions, price protection and other activities	(263,599)	(282,156)
Total accounts receivable, net	$618,191	$842,476

Allowance for Doubtful Accounts. The activity in the allowance for doubtful accounts was as follows:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Balance, beginning of year	$9,622	$8,274	$6,627
Additions charged to costs and expenses	709	857	2,167
Allowance adjustment	—	1,272	—
Deductions/write-offs	(2,547)	(781)	(520)
Balance, end of year	$7,784	$9,622	$8,274

Inventory. Inventory was as follows:

	January 3, 2016	December 28, 2014
	(In thousands)
Raw material	$383,655	$369,860
Work-in-process	109,746	138,594
Finished goods	315,994	189,557
Total inventory	$809,395	$698,011

Other Current Assets. Other current assets were as follows:

	January 3, 2016	December 28, 2014
	(In thousands)
Income tax receivables	$38,420	$18,579
Other tax-related receivables	104,273	84,432
Other non-trade receivables	23,108	69,033
Prepayment to Flash Ventures	13,758	—
Prepaid expenses	26,806	18,579
Other current assets	19,642	19,442
Total other current assets	$226,007	$210,065

F – 23

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment. Property and equipment were as follows:

	January 3, 2016	December 28, 2014
	(In thousands)
Machinery and equipment	$1,566,066	$1,318,454
Furniture and fixtures	28,331	24,090
Software	210,818	191,900
Buildings and building improvements	383,435	338,412
Leasehold improvements	30,340	26,525
Land	24,427	24,427
Capital land lease	20,127	12,827
Property and equipment, at cost	2,263,544	1,936,635
Accumulated depreciation and amortization	(1,446,414)	(1,212,278)
Property and equipment, net	$817,130	$724,357

Depreciation expense of property and equipment totaled $280.2 million, $254.3 million and $226.3 million in 2015, 2014 and 2013, respectively.

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) were as follows:

	January 3, 2016	December 28, 2014
	(In thousands)
Notes receivable, Flash Partners Ltd.	$113,476	$12,454
Notes receivable, Flash Alliance Ltd.	285,560	292,677
Notes receivable, Flash Forward Ltd.	105,994	161,906
Investment in Flash Partners Ltd.	170,423	167,102
Investment in Flash Alliance Ltd.	252,697	249,459
Investment in Flash Forward Ltd.	81,839	79,219
Total notes receivable and investments in Flash Ventures	$1,009,989	$962,817

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

F – 24

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Non-current Assets. Other non-current assets were as follows:

	January 3, 2016	December 28, 2014
	(In thousands)
Prepaid tax on intercompany transactions	$29,412	$33,375
Prepayment to Flash Ventures	26,370	—
Long-term income tax receivable	45,785	—
Other non-current assets	72,060	64,097
Total other non-current assets	$173,627	$97,472

Other Current Accrued Liabilities. Other current accrued liabilities were as follows:

	January 3, 2016	December 28, 2014
	(In thousands)
Accrued payroll and related expenses	$138,757	$233,702
Taxes payable	53,006	74,079
Derivative contract payables	1,747	8,224
Other current accrued liabilities	160,430	190,288
Total other current accrued liabilities	$353,940	$506,293

Non-current Liabilities. Non-current liabilities were as follows:

	January 3, 2016	December 28, 2014
	(In thousands)
Income tax liabilities	$93,731	$132,320
Deferred revenue	22,728	31,066
Deferred tax liabilities	30	22,360
Other non-current liabilities	53,604	59,808
Total non-current liabilities	$170,093	$245,554

F – 25

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the Consolidated Balance Sheets, and the activity was as follows:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Balance, beginning of year	$48,555	$43,624	$38,787
Additions and adjustments to cost of revenue	10,244	21,315	33,400
Warranty liability assumed from acquisition	—	3,794	2,363
Usage	(16,488)	(20,178)	(30,926)
Balance, end of year	$42,311	$48,555	$43,624

The majority of the Company’s products have a warranty of five years or less, with a small number of products having a warranty ranging up to ten years or more. For warranties ten years or greater, including lifetime warranties, the Company uses the estimated useful life of the product to calculate the warranty exposure. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. Additions and adjustments to cost of revenue included adjustments to certain warranty assumptions related to future potential claims, resulting in reductions to the overall future warranty exposure of $7.0 million and $5.7 million in 2015 and 2014, respectively. The Company’s warranty liability is affected by customer and consumer returns, product failures, number of units sold and repair or replacement costs incurred. Should actual product failure rates, or repair or replacement costs, differ from the Company’s estimates, increases or decreases to its warranty liability would be required.

F – 26

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss). The changes in AOCI by component were as follows:

	Available-for-sale Investments	Foreign Currency Translation	Hedging Activities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 29, 2013	$10,479	$(47,440)	$(39,498)	$(76,459)
Other comprehensive income (loss) before reclassifications, net	(3,511)	(153,975)	(99)	(157,585)
Amount reclassified from AOCI	(7,543)	—	25,418	17,875
Tax effects	3,934	4,163	—	8,097
Balance at December 28, 2014	3,359	(197,252)	(14,179)	(208,072)
Other comprehensive income (loss) before reclassifications, net	(1,874)	241	1,693	60
Amount reclassified from AOCI	(3,650)	—	12,368	8,718
Reclassification adjustment for other-than-temporary impairment losses	1,480	—	—	1,480
Tax effects	1,527	(2,652)	—	(1,125)
Balance at January 3, 2016	$842	$(199,663)	$(118)	$(198,939)

The significant amounts reclassified out of each component of AOCI were as follows:

	Years ended
AOCI Component	January 3, 2016	December 28, 2014	December 29, 2013	Statement of Operations Line Item
	(In thousands)
Unrealized gain on available-for-sale investments	$3,650	$7,543	$2,375	Interest (expense) and other income (expense), net
Other-than-temporary impairment losses on available-for-sale securities	(1,480)	—	—	Interest (expense) and other income (expense), net
Tax impact	(1,320)	(2,677)	(1,122)	Provision for income taxes
Unrealized gain on available-for-sale investments, net of tax	850	4,866	1,253
Unrealized holding gain (loss) on cash flow hedging activities:
Foreign exchange contracts	(12,448)	(24,142)	(41,523)	Cost of revenue
Foreign exchange contracts	80	(1,276)	—	Research and development
Unrealized holding loss on cash flow hedging activities	(12,368)	(25,418)	(41,523)
Total reclassifications for the period, net of tax	$(11,518)	$(20,552)	$(40,270)

F – 27

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Goodwill and Intangible Assets

Goodwill. Goodwill balances were as follows:

	Years ended
	January 3, 2016	December 28, 2014
	(In thousands)
Balance, beginning of year	$831,328	$318,111
Acquisition	—	513,398
Adjustment	—	(181)
Balance, end of year	$831,328	$831,328

During the fiscal year ended December 28, 2014, goodwill increased by $513.2 million, due primarily to the Company’s acquisition of Fusion‑io, Inc. (“Fusion‑io”).

Goodwill is not amortized, but is reviewed and tested for impairment at least annually, on the first day of the Company’s fourth quarter and whenever events or circumstances occur that indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company’s reporting unit level. The Company has the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the goodwill is impaired and determine whether further action is needed (“Step 0”). For the year ended January 3, 2016, the Company performed a Step 1 quantitative assessment of its goodwill and did not identify an impairment of goodwill. As such, the Company did not perform any further goodwill impairment testing.

Intangible Assets. Intangible asset balances were as follows:

	January 3, 2016
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
	(In thousands)
Developed product technology	$451,560	$(203,514)	$—	$248,046
Customer relationships	64,600	(61,434)	—	3,166
Trademarks and trade names	62,500	(20,319)	—	42,181
Acquisition-related intangible assets	578,660	(285,267)	—	293,393
Technology licenses and patents	102,000	(98,667)	—	3,333
Total intangible assets subject to amortization	680,660	(383,934)	—	296,726
Acquired in-process research and development	61,000	—	(61,000)	—
Total intangible assets	$741,660	$(383,934)	$(61,000)	$296,726

	December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Developed product technology	$568,744	$(209,478)	$359,266
Customer relationships	64,600	(21,009)	43,591
Trademarks and trade names	62,500	(7,395)	55,105
Acquisition-related intangible assets	695,844	(237,882)	457,962
Technology licenses and patents	102,000	(78,611)	23,389
Total intangible assets subject to amortization	797,844	(316,493)	481,351
Acquired in-process research and development	61,000	—	61,000
Total intangible assets	$858,844	$(316,493)	$542,351

F – 28

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2015, $61.0 million of in-process research and development (“IPR&D”) was impaired. The Company performs tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may be impaired. In the first quarter of 2015, due to a decline in revenue from previous forecasts and changes to the product development schedule related to an IPR&D project from the Fusion‑io acquisition, the Company performed impairment tests on the acquisition-related amortizable intangible and IPR&D assets for this acquisition. In the first quarter of 2015, the Company reviewed the forecasts for the Fusion‑io IPR&D project and determined to cancel this project in order to reduce the number of platforms under development, resulting in no future attributable cash flows and a full impairment of the IPR&D asset of $61.0 million was recorded. The project was cancelled and resources were redirected towards the next-generation PCIe and converged enterprise platform. In testing the recoverability of the Fusion‑io acquisition-related amortizable intangible assets, the Company determined that there was no impairment. The impairment test is based upon the lowest level for which identifiable cash flows are available related to the intangible assets. In connection with the impairment analysis in the first quarter of 2015, the Company reduced the expected life of the acquisition-related amortizable developed technology intangible assets from the Fusion‑io acquisition from five years to four years, and will amortize the remaining net carrying amount of this developed technology intangible asset over the next 31 months. As of January 3, 2016, the net book value of the Fusion‑io acquisition-related amortizable intangible assets was $223.9 million.

In 2013, the Company performed impairment tests on the amortizable intangible and IPR&D assets from the Pliant Technology, Inc. (“Pliant”) acquisition due to the SMART Storage Systems (“SMART Storage”) acquisition. Based upon its impairment analysis, the Company recorded an impairment of certain amortizable intangible assets and IPR&D assets totaling $83.2 million in 2013, which was included in Impairment of acquisition-related intangible assets in the Consolidated Statements of Operations.

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

Amortization expense of intangible assets totaled $184.6 million, $148.6 million and $84.3 million in 2015, 2014 and 2013, respectively.

The annual expected amortization expense of intangible assets subject to amortization as of January 3, 2016 was as follows:

	Acquisition-related Intangible Assets	Technology Licenses and Patents
	(In thousands)
Year:
2016	$126,231	$3,333
2017	107,176	—
2018	53,160	—
2019	6,826	—
Total intangible assets subject to amortization	$293,393	$3,333

F – 29

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Financing Arrangements

The following table reflects the carrying values of the Company’s convertible debt:

	January 3, 2016	December 28, 2014
	(In thousands)
1.5% Notes due 2017	$996,715	$996,788
Less: Unamortized bond discount	(80,488)	(127,143)
Less: Unamortized bond issuance costs	(3,049)	(4,927)
Net carrying amount of 1.5% Notes due 2017	913,178	864,718

0.5% Notes due 2020	1,500,000	1,500,000
Less: Unamortized bond discount	(252,940)	(300,304)
Less: Unamortized bond issuance costs	(9,284)	(11,205)
Net carrying amount of 0.5% Notes due 2020	1,237,776	1,188,491
Total convertible debt	2,150,954	2,053,209
Less: Convertible short-term debt	(913,178)	(864,718)
Convertible long-term debt	$1,237,776	$1,188,491

1.5% Convertible Senior Notes Due 2017. In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017 (“1.5% Notes due 2017”) at par. The 1.5% Notes due 2017 may be converted, under certain circumstances, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents 19.1 million shares at an initial conversion price of approximately $52.37 per share). The 1.5% Notes due 2017 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of January 3, 2016, the conversion rate was adjusted for dividends paid to date to 19.7302 shares of common stock per $1,000 principal amount of notes (which represents 19.7 million shares at a conversion price of approximately $50.68 per share). The 1.5% Notes due 2017 may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in the Company’s stock price or in connection with a merger event. Under certain circumstances, the conversion rate will be increased for holders who elect to convert their 1.5% Notes due 2017 in connection with a merger event. The net proceeds to the Company from the sale of the 1.5% Notes due 2017 were $981.0 million.

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

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of the bond discount on the liability component of the 1.5% Notes due 2017 and amortization of bond issuance costs:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Contractual interest coupon	$14,952	$14,984	$15,000
Amortization of bond discount	45,865	41,848	39,095
Amortization of bond issuance costs	2,658	2,666	2,667
Total interest cost recognized	$63,475	$59,498	$56,762

F – 30

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company pays cash interest at an annual rate of 1.5%, payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2011. The effective interest rate on the liability component of the 1.5% Notes due 2017 was 6.85% for each of the three fiscal years ended January 3, 2016. The remaining unamortized bond discount of $80.5 million as of January 3, 2016 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 1.6 years. Debt issuance costs were $18.7 million, of which $5.5 million was allocated to capital in excess of par value and $13.2 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 1.5% Notes due 2017.

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

Upon conversion, a holder will receive the conversion value of the 1.5% Notes due 2017 to be converted equal to the conversion rate multiplied by the volume-weighted-average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each 1.5% Note due 2017 will be paid in: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, common stock (plus cash in lieu of any fractional shares of common stock). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon a fundamental change at any time, as defined, the Company will in some cases increase the conversion rate for a holder who elects to convert its 1.5% Notes due 2017 in connection with such fundamental change. In addition, the holders may require the Company to repurchase for cash all or a portion of their notes upon a designated event at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any.

As of the calendar quarter ended December 31, 2015, 1.5% Notes due 2017 were convertible at the holders’ option beginning January 1, 2016 and ending March 31, 2016 as the last reported sales price of the Company’s stock exceeded 130% of the conversion price for more than 20 days in the period of 30 consecutive trading days prior to December 31, 2015, as set forth in the indenture. Accordingly, the carrying value of the 1.5% Notes due 2017 was classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the equity component of $80.5 million of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on the Company’s Consolidated Balance Sheet as of January 3, 2016, and will remain so while the notes are convertible. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. Consequently, the 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met in future quarters. Based on the last closing price for the Company’s common stock as of January 3, 2016 of $75.99, if all of the 1.5% Notes due 2017 then outstanding were converted at the then-current conversion rate, approximately 6.5 million shares would be distributed to the holders.

During 2015, $73 thousand aggregate principal amount of the 1.5% Notes due 2017 (“Converted Notes”) was converted at the holders’ option and the Company delivered cash of $73 thousand for the principal amount and 515 shares of the Company’s common stock with respect to conversion value greater than the principal amount. The Company recorded an immaterial loss during 2015 related to the partial extinguishment of the Converted Notes.

F – 31

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the 1.5% Notes due 2017, the pending acquisition by Western Digital will constitute a designated event and a fundamental change. As a result, holders of the 1.5% Notes due 2017 will be permitted to choose (i) to convert their 1.5% Notes due 2017 into a mixture of cash and stock at a temporarily increased conversion rate, (ii) to require the Company to repurchase their 1.5% Notes due 2017 for a price equal to their principal amount plus accrued but unpaid interest to but excluding the repurchase date, or (iii) to continue holding their 1.5% Notes due 2017. If the merger closes, the holders of the 1.5% Notes due 2017 would be expected to exercise the right to convert their 1.5% Notes due 2017 in accordance with their terms at a temporarily increased conversion rate shortly following the closing of the merger (although the holders’ actual decisions will depend upon their judgments based on the then prevailing market conditions) in which case the 1.5% Notes due 2017 will be converted into cash for the principal amount and the merger consideration with respect to the excess thereof. The holders of the 1.5% Notes due 2017 may deliver conversion notices prior to the closing of the merger, and if they do so, the Company will be required to settle such conversions regardless of whether the merger closes; however, if the merger does not close, any converting holders will not be entitled to the temporarily increased conversion rate.

Concurrently with the issuance of the 1.5% Notes due 2017, the Company purchased a convertible bond hedge and sold warrants. The convertible bond hedge transaction is structured to reduce the potential future economic dilution associated with the conversion of the 1.5% Notes due 2017 and, combined with the warrants, to increase the initial conversion price to $73.3250 per share. Each of these components is discussed separately below:

•
Convertible Bond Hedge. Counterparties agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through January 3, 2016, the counterparties agreed to sell to the Company up to approximately 19.7 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $50.68 per share as of January 3, 2016. This convertible bond hedge transaction will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares in connection with the conversion of the 1.5% Notes due 2017 would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. The convertible bond hedge transaction cost of $292.9 million has been accounted for as an equity transaction. The Company initially recorded approximately $1.7 million in stockholders’ equity from the deferred tax asset related to the convertible bond hedge at inception of the transaction. Cumulatively through January 3, 2016, the Company had received 27,134 shares of the Company’s common stock from the exercise of a portion of the convertible bond hedge related to the conversion of the $3.3 million aggregate principal amount of the 1.5% Notes due 2017.

•
Warrants. The Company received $188.1 million from the same counterparties from the sale of warrants to purchase up to approximately 19.1 million shares of the Company’s common stock at an exercise price of $73.3250 per share. The warrant agreements contain provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend to holders of its common stock. Adjusting for dividends paid through January 3, 2016, holders of the warrants may acquire up to approximately 19.7 million shares of the Company’s common stock at a strike price of $70.9573 per share as of January 3, 2016. The warrants mature on 40 different dates from November 13, 2017 through January 10, 2018, are automatically exercised at maturity, and are settled on a net share basis. The value of the warrants was initially recorded in equity and through January 3, 2016 continued to be classified as equity. Subsequent to January 3, 2016, 50% of the warrants associated with the 1.5% Notes due 2017 were terminated, resulting in an obligation of approximately $209 million payable by the Company at the earlier of the closing of the Western Digital merger or August 2017 (regardless of whether the merger closes by such time).

F – 32

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

0.5% Convertible Senior Notes Due 2020. In October 2013, the Company issued and sold $1.5 billion in aggregate principal amount of 0.5% Convertible Senior Notes due October 15, 2020 (the “0.5% Notes due 2020”) at par. The 0.5% Notes due 2020 may be converted, under certain circumstances, based on an initial conversion rate of 10.8470 shares of common stock per $1,000 principal amount of notes (which represents 16.3 million shares at an initial conversion price of approximately $92.19 per share). The 0.5% Notes due 2020 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share to holders of its common stock. Accordingly, as of January 3, 2016, the conversion rate was adjusted for dividends in excess of $0.225 per share paid to date to 10.9006 shares of common stock per $1,000 principal amount of notes (which represents 16.4 million shares at a conversion price of approximately $91.74 per share). The 0.5% Notes due 2020 may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in the Company’s stock price or in connection with a merger event. Under certain circumstances, the conversion rate will be increased for holders who elect to convert their 0.5% Notes due 2020 in connection with a merger event. The net proceeds to the Company from the sale of the 0.5% Notes due 2020 were approximately $1.48 billion.

The Company separately accounts for the liability and equity components of the 0.5% Notes due 2020. The principal amount of the liability component of $1.15 billion as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 4.43%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of January 3, 2016, the carrying value of the equity component of $352.0 million was unchanged from the date of issuance.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of the bond discount on the liability component of the 0.5% Notes due 2020 and amortization of bond issuance costs:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Contractual interest coupon	$7,500	$7,500	$1,271
Amortization of bond discount	46,776	43,527	7,486
Amortization of bond issuance costs	2,509	2,551	439
Total interest cost recognized	$56,785	$53,578	$9,196

The Company pays cash interest at an annual rate of 0.5%, payable semi-annually on April 15 and October 15 of each year, beginning April 15, 2014. The effective interest rate on the liability component of the 0.5% Notes due 2020 was 4.43% for each of the three fiscal years ended January 3, 2016. The remaining unamortized bond discount of $252.9 million as of January 3, 2016 will be amortized over the remaining life of the 0.5% Notes due 2020, which is approximately 4.8 years. Debt issuance costs were $17.6 million, of which $4.1 million was allocated to capital in excess of par value and $13.5 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 0.5% Notes due 2020.

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

F – 33

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon conversion, a holder will receive the conversion value of the 0.5% Notes due 2020 to be converted equal to the conversion rate multiplied by the volume-weighted-average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each 0.5% Note due 2020 will be paid in: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, common stock (plus cash in lieu of any fractional shares of common stock). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon a fundamental change at any time, as defined, the Company will in some cases increase the conversion rate for a holder who elects to convert its 0.5% Notes due 2020 in connection with such fundamental change. In addition, the holders may require the Company to repurchase for cash all or a portion of their notes upon a designated event at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any. As of January 3, 2016, the 0.5% Notes due 2020 were not convertible.

Under the terms of the 0.5% Notes due 2020, the pending acquisition by Western Digital will constitute a designated event and a fundamental change. As a result, holders of the 0.5% Notes due 2020 will be permitted to choose (i) to convert their 0.5% Notes due 2020 into a mixture of cash and stock at a temporarily increased conversion rate, (ii) to require the Company to repurchase their 0.5% Notes due 2020 for a price equal to their principal amount plus accrued but unpaid interest to but excluding the repurchase date, or (iii) to continue holding their 0.5% Notes due 2020. If the merger closes, the holders of the 0.5% Notes due 2020 would be expected to exercise the right to convert their 0.5% Notes due 2020 in accordance with their terms at a temporarily increased conversion rate shortly following the closing of the merger (although the holders’ actual decisions will depend upon their judgments based on the then prevailing market conditions) in which case the 0.5% Notes due 2020 will be converted into cash for the principal amount and the merger consideration with respect to the excess thereof. The holders of the 0.5% Notes due 2020 may deliver conversion notices prior to the closing of the merger, and if they do so, the Company will be required to settle such conversions regardless of whether the merger closes; however, if the merger does not close, any converting holders will not be entitled to the temporarily increased conversion rate.

F – 34

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concurrently with the issuance of the 0.5% Notes due 2020, the Company purchased a convertible bond hedge and sold warrants. The convertible bond hedge transaction is structured to reduce the potential future economic dilution associated with the conversion of the 0.5% Notes due 2020 and, combined with the warrants, to increase the initial conversion price to $122.9220 per share. Each of these components is discussed separately below:

•
Convertible Bond Hedge. Counterparties agreed to sell to the Company up to approximately 16.3 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share to holders of its common stock. Adjusting for dividends paid through January 3, 2016, the counterparties agreed to sell to the Company up to approximately 16.4 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $91.74 per share as of January 3, 2016. This convertible bond hedge transaction will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares in connection with the conversion of the 0.5% Notes due 2020 would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 0.5% Notes due 2020. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. The convertible bond hedge transaction cost of $331.7 million has been accounted for as an equity transaction. The Company initially recorded approximately $119.5 million in stockholders’ equity from the deferred tax asset related to the convertible bond hedge at inception of the transaction. As of January 3, 2016, the Company had not purchased any shares under this convertible bond hedge agreement.

•
Warrants. The Company received $217.8 million from the same counterparties from the sale of warrants to purchase up to approximately 16.3 million shares of the Company’s common stock at an exercise price of $122.9220 per share. The warrant agreements contain provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share to holders of its common stock. Adjusting for dividends paid through January 3, 2016, holders of the warrants may acquire up to approximately 16.4 million shares of the Company’s common stock at a strike price of $122.3181 per share as of January 3, 2016. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021, are automatically exercised at maturity, and are settled on a net share basis. The value of the warrants was initially recorded in equity and through January 3, 2016, continued to be classified as equity. Subsequent to January 3, 2016, the Company amended 60% of the warrants associated with the 0.5% Notes due 2020 to specify the methodologies to determine the amount that will be payable to the warrant counterparties upon the closing of the merger with Western Digital. If the merger with Western Digital does not close, such warrants will remain outstanding, with an agreement with respect to 40% of the warrants associated with the 0.5% Notes due 2020 containing a potential downward adjustment to the strike price to reflect the economic effect of the merger announcement on the warrants.

F – 35

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Stock Repurchases

The Company’s Board of Directors authorized in October 2011 a program to repurchase up to $500.0 million of shares of the Company’s common stock. The stock repurchase program was increased by an additional $750.0 million by the Company’s Board of Directors in December 2012 and was fully expended by the end of the third quarter of 2013.  In July 2013, the Company’s Board of Directors authorized a new stock repurchase program of $2.50 billion, and in January 2015, the Company’s Board of Directors increased the stock repurchase program by an additional $2.50 billion. As of January 3, 2016, $1.88 billion remained available for stock repurchases; however, due to the pending acquisition of the Company by Western Digital, the Company suspended all stock repurchases under this program effective in the fourth quarter of 2015. See Note 1, “Organization and Summary of Significant Accounting Policies–Pending Acquisition by Western Digital Corporation.”

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

Under the Company’s stock repurchase programs, from the fourth quarter of 2011 through January 3, 2016, the Company spent an aggregate $4.37 billion to repurchase 62.9 million shares at an average stock price of $69.58 per share. Included in the aggregate repurchase activity are 17.5 million shares that were repurchased at an average stock price of $71.31 per share for an aggregate amount of $1.25 billion during 2015. In addition to repurchases under the Company’s stock repurchase program, during 2015, the Company spent $44.7 million to settle employee tax withholding obligations due upon the vesting of restricted stock units and withheld an equivalent value of shares from the shares provided to the employees upon vesting.

F – 36

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Concentration of Risk and Segment Information

Geographic Information and Major Customers. The Company markets and sells flash memory products in the U.S. and in foreign countries through its sales personnel, dealers, distributors, retailers and subsidiaries. The Company’s Chief Operating Decision Maker, its President and Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results, and as such, the Company operates in one segment.

Other than sales in the U.S., China, Hong Kong and Taiwan, no individual country represented more than 10% of the Company’s revenue. Intercompany sales between geographic areas have been eliminated.

Revenue by geographic areas for 2015, 2014 and 2013 were as follows:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
United States	$1,136,284	$1,136,284	$877,759
China	1,322,031	2,026,122	1,887,207
Hong Kong	629,242	444,129	145,510
Taiwan	354,527	864,461	958,705
Other Asia-Pacific	1,044,056	1,020,591	1,218,417
Europe, Middle East and Africa	824,508	814,817	780,079
Other foreign countries	254,224	321,297	302,326
Total	$5,564,872	$6,627,701	$6,170,003

Product revenue from customers is designated based on the geographic location to which the product is delivered. License and royalty revenue is attributed to countries based upon the location of the headquarters of the licensee.

Long-lived assets by geographic area were as follows:

	January 3, 2016	December 28, 2014
	(In thousands)
United States	$288,115	$314,578
Japan	508,380	503,234
China	322,137	283,533
Malaysia	145,835	71,390
Other foreign countries	98,629	79,528
Total	$1,363,096	$1,252,263

Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets property and equipment, long-term equity investments in Flash Ventures and other equity investments, and attributes those investments to the location of the investee’s primary operations.

Customer and Supplier Concentrations. A limited number of customers or licensees have accounted for a substantial portion of the Company’s revenue. Revenue from the Company’s top 10 customers or licensees accounted for approximately 44%, 48% and 49% of the Company’s revenue for 2015, 2014 and 2013, respectively. In 2015, 2014 and 2013, Apple Inc. (“Apple”) accounted for 14%, 19% and 20% of the Company’s revenue, respectively.

F – 37

SANDISK CORPORATION
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

Concentration of Credit Risk. The Company’s concentration of credit risk consists principally of cash, cash equivalents, short and long-term marketable securities and trade receivables. The Company’s investment policy restricts investments to high-credit quality investments and limits the amounts invested with any one issuer. The Company sells to Commercial and Retail customers in the Americas; Europe, Middle East and Africa (“EMEA”); and Asia-Pacific. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. As of January 3, 2016 and December 28, 2014, the Company’s top 10 customers or licensees accounted for approximately 66% and 68% of the Company’s net accounts receivable, respectively. As of January 3, 2016, Best Buy Co., Inc. (“Best Buy”), HP Inc., Apple and Hewlett Packard Enterprise Company accounted for 13%, 13%, 12% and 10% of the Company’s net accounts receivable, respectively. As of December 28, 2014, Apple and Best Buy accounted for 34% and 10% of the Company’s net accounts receivable, respectively.

Off-balance Sheet Risk. The Company has off-balance sheet financial obligations. See Note 14, “Commitments, Contingencies and Guarantees.”

F – 38

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Stockholders’ Equity and Share‑based Compensation

Dividends

During 2015, the Company’s Board of Directors declared the following dividends:

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

Share-based Benefit Plans

2013 Incentive Plan. On June 12, 2013, the Company’s stockholders approved the 2013 Incentive Plan (“2013 Plan”). Shares of the Company’s common stock may be issued under the 2013 Plan pursuant to two separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights (“SARs”) may be granted to officers and other employees, non-employee board members and independent consultants, and (ii) the stock issuance and cash bonus program under which eligible persons may, at the discretion of the plan administrator, be issued shares of the Company’s common stock pursuant to restricted stock awards, restricted stock units (“RSUs”) or other share-based awards which vest upon the completion of a designated service period or the attainment of pre-established performance milestones, be awarded cash bonus opportunities which are earned through the attainment of pre-established performance milestones, or be issued shares of the Company’s common stock through direct purchase or as a bonus for services rendered to the Company. Options eligible for exercise may be exercised for shares of the Company’s common stock at any time prior to the expiration of the seven-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company. Outstanding RSU awards under the 2013 Plan have dividend equivalent rights which entitle holders of RSUs to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. Dividend equivalent rights are accumulated and paid when the underlying shares vest. A total of 20,000,000 shares of the Company’s common stock have initially been reserved for issuance under the 2013 Plan. The 2013 Plan share reserve may be increased by up to 10,000,000 shares of common stock to the extent that outstanding share-based awards under the 1995 Stock Option Plan and the 2005 Incentive Plan expire, terminate or lapse, of which 974,603 shares of common stock as of January 3, 2016 had been added to the 2013 Plan share reserve. All options granted under the 2013 Plan are granted with an exercise price equal to the fair market value of the common stock on the date of grant and will expire seven years from the date of grant.

2005 Incentive Plan. The 2005 Incentive Plan terminated on June 12, 2013 and no further share-based awards were made under this plan after that date. Share-based awards that were outstanding under this plan as of January 3, 2016 continue to be governed by their existing terms. Options eligible for exercise may be exercised for shares of the Company’s common stock at any time prior to the expiration of the seven‑year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company. Outstanding RSU awards under this plan have dividend equivalent rights, which entitle holders of RSUs to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs.

F – 39

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005 Employee Stock Purchase Plan. The 2005 Employee Stock Purchase Plan (“ESPP”) was originally approved by the stockholders on May 27, 2005 and amended and restated with approval by the stockholders on June 19, 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock at the end of each six-month offering period at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The ESPP has 10,000,000 shares reserved for issuance, of which 2,960,487 shares were available to be issued as of January 3, 2016. In 2015, 2014 and 2013, a total of 745,914 shares, 639,265 shares and 623,887 shares of common stock, respectively, were issued under this plan.

Acquired Plans. In connection with the Company’s acquisitions of Fusion‑io, SMART Storage, FlashSoft Corporation (“FlashSoft”), Pliant and msystems Ltd., the Company adopted various equity incentive plans, which were effective upon completion of the applicable acquisition. Each of these plans was terminated as of the date of acquisition and no further grants were made under any of these plans after their termination. Any unvested option grants that were outstanding under these plans as of January 3, 2016 continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock. Vested options may be exercised for shares of the Company’s common stock at any time prior to the expiration of the option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company.

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

Option Plan Shares. The fair value of the Company’s stock options granted to employees, officers and non-employee board members, excluding unvested stock options assumed through acquisitions, was estimated using the following weighted-average assumptions:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
Dividend yield	1.52% - 2.16%	1.14% - 1.42%	0% - 1.65%
Expected volatility	0.32	0.32	0.37
Risk-free interest rate	1.19%	1.22%	0.74%
Expected term	4.2 years	4.4 years	4.4 years
Estimated annual forfeiture rate	8.20%	8.79%	8.51%
Weighted-average fair value at grant date	$19.29	$18.96	$16.26

RSU Plan Shares. The fair value of the Company’s RSU awards granted, excluding unvested RSU awards assumed through acquisitions, was based upon the closing price of the Company’s stock price on the date of grant.

F – 40

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan Shares. The fair value of shares issued under the Company’s ESPP program was estimated using the following weighted-average assumptions:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
Dividend yield	1.52% - 2.16%	1.14% - 1.25%	0% - 1.65%
Expected volatility	0.35	0.31	0.34
Risk-free interest rate	0.17%	0.07%	0.11%
Expected term	½ year	½ year	½ year
Weighted-average fair value at purchase date	$16.55	$19.39	$13.08

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and SARs activities under all of the Company’s share-based compensation plans as of January 3, 2016 and changes during 2015, 2014 and 2013 are presented below:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options and SARs outstanding as of December 30, 2012	15,426	$40.73	3.2	$109,411
Granted	1,142	$52.69
Exercised	(7,362)	$35.53		$163,992
Forfeited	(433)	$43.72
Expired	(2,363)	$60.70
Options assumed through acquisition	183	$19.37
Options and SARs outstanding as of December 29, 2013	6,593	$40.66	4.2	$195,018
Granted	1,032	$76.82
Exercised	(3,635)	$40.54		$163,623
Forfeited	(318)	$51.88
Expired	(9)	$41.09
Options assumed through acquisition	427	$68.49
Options and SARs outstanding as of December 28, 2014	4,090	$51.94	4.5	$202,044
Granted	998	$81.17
Exercised	(694)	$37.41		$25,185
Forfeited	(191)	$67.70
Expired	(30)	$59.87
Options and SARs outstanding as of January 3, 2016	4,173	$60.57	4.2	$72,093
Options and SARs vested and expected to vest after January 3, 2016, net of forfeitures	4,007	$59.91	4.2	$71,487
Options and SARs exercisable as of January 3, 2016	2,235	$50.23	3.2	$59,023

As of January 3, 2016, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $26.7 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.3 years. As of January 3, 2016, the Company had fully expensed all of its SAR awards.

F – 41

SANDISK CORPORATION
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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plans during 2015, 2014 and 2013 are presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Fair Market Value (1)
	(In thousands)		(In thousands)
Non-vested share units as of December 30, 2012	3,077	$43.51
Granted	2,665	$53.99
Vested	(950)	$41.97	$50,268
Forfeited	(338)	$46.93
Non-vested share units as of December 29, 2013	4,454	$49.87
Granted	2,888	$81.62
Vested	(1,594)	$51.19	$129,945
Forfeited	(606)	$70.81
Assumed through acquisition	445	$94.35
Non-vested share units as of December 28, 2014	5,587	$67.18
Granted	2,668	$77.86
Vested	(1,904)	$62.60	$146,487
Forfeited	(782)	$76.87
Non-vested share units as of January 3, 2016	5,569	$72.47

(1)	Aggregate Fair Market Value represents the aggregated market value of RSUs vested during the period as of their individual vest dates.

The number of vested RSUs includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. Total payments for the employees’ tax obligations to taxing authorities are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the same effect as share repurchases by the Company as the net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting. See Note 8, “Stock Repurchases.”

As of January 3, 2016, the total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was approximately $260.3 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.4 years.

Employee Stock Purchase Plan. As of January 3, 2016, the total unrecognized compensation cost related to ESPP was approximately $1.3 million, and this amount is expected to be recognized over a period of one month.

F – 42

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Share‑based compensation expense by caption:
Cost of revenue	$19,306	$14,720	$9,820
Research and development	87,626	74,842	51,521
Sales and marketing	37,600	35,972	19,193
General and administrative	27,864	29,779	19,222
Total share‑based compensation expense	172,396	155,313	99,756
Total tax benefit recognized	(44,548)	(42,685)	(28,183)
Decrease in net income	$127,848	$112,628	$71,573

Share‑based compensation expense by type of award:
Stock options	$26,193	$35,607	$32,803
RSUs	133,573	108,259	59,962
ESPP	12,630	11,447	6,991
Total share‑based compensation expense	172,396	155,313	99,756
Total tax benefit recognized	(44,548)	(42,685)	(28,183)
Decrease in net income	$127,848	$112,628	$71,573

Share-based compensation expense of $5.4 million and $4.3 million related to manufacturing personnel was capitalized into inventory as of January 3, 2016 and December 28, 2014, respectively.

In 2014, the Company recognized $10.8 million in share-based compensation expense related to acceleration of equity awards held by former Fusion‑io employees.

The total grant date fair value of options and RSUs vested during the period was as follows:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Options	$26,004	$37,986	$36,703
RSUs	118,969	81,619	39,885
Total grant date fair value of options and RSUs vested during the period	$144,973	$119,605	$76,588

F – 43

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Restructuring and Other

The Company recorded the following in Restructuring and other:

	Years ended
	January 3, 2016	December 28, 2014
	(In thousands)
Restructuring costs:
2014 Restructuring Plan	$4,623	$12,050
2015 Restructuring Plan	12,178	—
Total restructuring costs	16,801	12,050

Other costs	36,451	20,941
Total restructuring and other	$53,252	$32,991

Restructuring Costs.

2014 Restructuring Plan. During 2014, the Company implemented a restructuring plan which primarily consisted of reductions in workforce in certain functions of the organization of 154 employees in the U.S. and certain foreign countries, and losses on excess lease obligations and asset disposals, related to redundant activities due to the acquisition of Fusion‑io, as well as the realignment of certain projects (the “2014 Restructuring Plan”). All expenses, including adjustments, associated with the 2014 Restructuring Plan are included in Restructuring and other in the Consolidated Statements of Operations.

The following table sets forth an analysis of the components of the restructuring charges, adjustments and payments made against the reserve as of January 3, 2016:

	Severance and Benefits	Other Charges	Total
	(In thousands)
Accrual balance at December 29, 2013	$—	$—	$—
Charges	11,437	585	12,022
Adjustments	33	(5)	28
Cash payments	(6,699)	(25)	(6,724)
Non-cash items	—	(515)	(515)
Accrual balance at December 28, 2014	4,771	40	4,811
Charges	1,154	3,762	4,916
Adjustments	(159)	(134)	(293)
Cash payments	(5,766)	(351)	(6,117)
Non-cash items	—	(1,515)	(1,515)
Accrual balance at January 3, 2016	$—	$1,802	$1,802

The majority of the remaining restructuring reserve relates to an excess lease obligation, which the Company anticipates will be paid over the remaining lease term through year 2021.

F – 44

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 Restructuring Plan. During the second quarter of 2015, the Company implemented a restructuring plan which consisted of global reductions in workforce in manufacturing operations, research and development, sales and marketing, and general and administrative functions, related to business conditions and a realignment of certain projects (the “2015 Restructuring Plan”). Restructuring charges and adjustments under the 2015 Restructuring Plan were related to severance and benefits for involuntary terminations of 325 employees. All expenses, including adjustments, associated with the 2015 Restructuring Plan are included in Restructuring and other in the Consolidated Statements of Operations.

The following table sets forth an analysis of the components of the restructuring charges, adjustments and payments made against the reserve as of January 3, 2016:

Severance and Benefits
(In thousands)
Accrual balance at December 28, 2014	$—
Charges	12,368
Adjustments	(190)
Cash payments	(10,784)
Accrual balance at January 3, 2016	$1,394

The Company anticipates that the majority of the remaining restructuring reserve balance will be paid out in cash by the middle of 2016.

Other Costs. During 2015, the Company recognized other costs of $36.5 million, related primarily to legal settlements and also to Fusion‑io post-merger integration expenses. During 2014, the Company recognized other costs of $20.9 million related to the Fusion‑io acquisition and post-merger integration.

F – 45

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Provision for Income Taxes

The provision for income taxes consists of the following:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Current:
Federal	$71,509	$388,532	$359,012
State	(12,487)	12,404	9,972
Foreign	87,015	88,563	103,981
	146,037	489,499	472,965
Deferred:
Federal	(9,183)	10,544	27,328
State	1,458	(13,250)	2,645
Foreign	2,834	(5,209)	(29,446)
	(4,891)	(7,915)	527
Provision for income taxes	$141,146	$481,584	$473,492

Income before income taxes consisted of the following:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
United States	$417,685	$1,319,528	$1,436,470
Foreign	111,939	169,502	79,679
Total	$529,624	$1,489,030	$1,516,149

The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rates to income before income taxes as follows:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(2.4)	0.8	0.6
Non-deductible share-based compensation expense	3.6	1.0	0.5
Valuation allowance	(0.4)	0.8	(0.1)
Tax-exempt interest income	(1.2)	(0.6)	(0.7)
Foreign earnings at other than U.S. rates	(0.5)	(2.2)	(2.9)
Settlements with tax authorities	(4.2)	(1.7)	—
R&D credit	(2.1)	(1.3)	(1.3)
Other	(1.1)	0.5	0.1
Effective income tax rates	26.7%	32.3%	31.2%

The Company’s earnings and taxes resulting from foreign operations are largely attributable to its Chinese, Irish, Israeli, Japanese and Malaysian entities.

F – 46

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes. Significant components of the Company’s net deferred tax assets were as follows:

	January 3, 2016	December 28, 2014
	(In thousands)
Deferred tax assets:
Deferred income on shipments to distributors and retailers and deferred revenue recognized for tax purposes	$45,542	$65,002
Accruals and reserves not currently deductible	94,625	98,342
Depreciation and amortization not currently deductible	92,380	96,735
Deductible share-based compensation	40,939	32,679
Unrealized loss on investments	12,782	10,045
Unrealized foreign exchange loss	9,301	10,357
Net operating loss carryforwards	152,276	196,809
Tax credit carryforwards	85,047	61,134
Other	14,389	22,100
Gross deferred tax assets	547,281	593,203
Valuation allowance	(111,403)	(96,128)
Deferred tax assets, net of valuation allowance	435,878	497,075

Deferred tax liabilities:
Acquired intangible assets	(81,551)	(146,955)
Unrealized gain on investments	(480)	(2,007)
U.S. taxes provided on unremitted earnings of foreign subsidiaries	(28,844)	(28,844)
Total deferred tax liabilities	(110,875)	(177,806)
Net deferred tax assets	$325,003	$319,269

The Company assesses its valuation allowance recorded against deferred tax assets on a regular and periodic basis. The assessment of valuation allowance against deferred tax assets requires estimations and significant judgment. The Company continues to assess and adjust its valuation allowance based on operating results and market conditions. During 2015, 2014 and 2013, based on weighing both the positive and negative evidence available, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets, the Company determined that it is able to realize most of its deferred tax assets with the exception of certain loss and credit carryforwards.

The Company has federal and state net operating loss carryforwards of $392.5 million and $442.0 million, respectively. State net operating loss carryforwards of $6.7 million will expire in 2016 if not utilized. The Company also has federal and state research credit carryforwards of $15.6 million and $108.3 million, respectively. Federal research credits can be carried forward 20 years and will begin to expire in 2027 if not utilized. State research credits will begin to expire starting in 2021. Some of these carryforwards are subject to annual limitations, including under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended, for U.S. tax purposes and similar state provisions.

As of January 3, 2016, the Company had not made a provision for U.S. income taxes or foreign withholding taxes on $1.26 billion of undistributed earnings of foreign subsidiaries as the Company intends to indefinitely reinvest these earnings outside the U.S. to fund its international capital expenditures and operating requirements. The Company determined that it is not practicable to calculate the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings. If these earnings were distributed to the U.S., the Company would be subject to additional U.S. income taxes and foreign withholding taxes reduced by any available foreign tax credits.

The tax benefit from share-based plans was applied to capital in excess of par value in the amount of $10.3 million, $45.1 million and $0.6 million in 2015, 2014 and 2013, respectively.

F – 47

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Balance, beginning of year	$125,173	$185,250	$179,522
Additions:
Tax positions related to current year	11,813	17,656	8,255
Tax positions related to prior years	14,539	14,411	15,938
Foreign currency translation adjustment	1,906	—	—
Reductions:
Tax positions related to prior years	(9,772)	(9,597)	(1,737)
Expiration of statute of limitations	(12,099)	(8,039)	(7,419)
Settlements with taxing authorities	(27,393)	(71,121)	—
Foreign currency translation adjustment	—	(3,387)	(9,309)
Balance, end of year	$104,167	$125,173	$185,250

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $81.4 million as of January 3, 2016. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of January 3, 2016 and December 28, 2014 was $10.4 million and $30.1 million, respectively. Interest and penalties, net, included in the Company’s tax expense was ($8.1) million, ($0.2) million and $2.2 million for 2015, 2014 and 2013, respectively.

It is reasonably possible that the unrecognized tax benefits could decrease by approximately $6.9 million within the next 12 months as a result of the expiration of statutes of limitations and the settlement of income tax audits. The Company is currently under audit by several tax authorities in which the timing of the resolution and/or closure of these audits is highly uncertain. Therefore it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing as of January 3, 2016.

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. In 2015, the Company received and signed the closing agreement with the Internal Revenue Service (“IRS”) related to the examination of its federal income tax returns for the years 2009 through 2011, and finalized audits for certain periods with the California Franchise Tax Board and other various states’ tax authorities. In 2015 and 2014, the Company recorded benefits of $37.4 million and $25.2 million, respectively, as a result of several audit settlements.

The Company is currently under audit by various state and international tax authorities. While the Company believes that it has an adequate provision for the years under audit, there is still a possibility that an adverse outcome from these matters could have a material effect on the Company’s financial position, results of operations or liquidity. The Company cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome of these examinations will not materially harm the Company’s financial position, results of operations or liquidity.

The Protecting Americans from Tax Hikes (PATH) Act of 2015 enacted on December 18, 2015 extended and made permanent the federal R&D tax credit. As a result, the Company’s income tax provision for 2015 includes a tax benefit that reduced the Company’s effective annual tax rate. The Company recorded federal R&D tax benefits of $11.2 million, $18.7 million and $19.0 million in 2015, 2014 and 2013, respectively.

The Company has a tax holiday in Malaysia that expires in December 2028. The impact of the tax holiday was immaterial to income taxes and earnings per share in the Company’s Consolidated Financial Statements.

F – 48

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands, except per share amounts)
Numerator for basic net income per share:
Net income	$388,478	$1,007,446	$1,042,657
Denominator for basic net income per share:
Weighted-average common shares outstanding	205,443	222,714	234,886
Basic net income per share	$1.89	$4.52	$4.44

Numerator for diluted net income per share:
Net income	$388,478	$1,007,446	$1,042,657
Denominator for diluted net income per share:
Weighted-average common shares outstanding	205,443	222,714	234,886
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and ESPP (assuming proceeds would be used to purchase common stock), and RSUs	2,157	3,419	3,263
1.5% Notes due 2017	5,300	8,261	2,087
Warrants issued in conjunction with the 1.5% Notes due 2017	—	3,815	—
Shares used in computing diluted net income per share	212,900	238,209	240,236
Diluted net income per share	$1.82	$4.23	$4.34

Anti-dilutive shares excluded from net income per share calculation	54,554	33,672	53,485

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt.

Diluted earnings per share in 2015 and 2013 includes the dilutive effects of stock options, SARs, RSUs, ESPP and the 1.5% Notes due 2017. Certain common stock issuable under stock options, RSUs, the 0.5% Notes due 2020 and warrants issued in conjunction with the 1.5% Notes due 2017 and 0.5% Notes due 2020, have been omitted from the 2015 and 2013 diluted net income per share calculations because their inclusion is considered anti-dilutive.

Diluted earnings per share in 2014 includes the dilutive effects of stock options, SARs, RSUs, ESPP, the 1.5% Notes due 2017 and warrants issued in conjunction with the 1.5% Notes due 2017. Certain common stock issuable under stock options, RSUs, the 0.5% Notes due 2020 and warrants issued in conjunction with the 0.5% Notes due 2020, have been omitted from the 2014 diluted net income per share calculation because their inclusion is considered anti-dilutive.

F – 49

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Commitments, Contingencies and Guarantees

Flash Ventures

Flash Ventures, the Company’s business ventures with Toshiba Corporation (“Toshiba”), consists of three separate legal entities: Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. The Company has a 49.9% ownership interest in each of these entities and Toshiba owns 50.1% of each of these entities. Through these ventures, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products, which are manufactured by Toshiba at its wafer fabrication facilities located in Yokkaichi, Japan, using semiconductor manufacturing equipment owned or leased by Flash Ventures. The entities within Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its ownership position in each Flash Ventures entity under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Ventures’ NAND wafer supply, which generally equals 50% of Flash Ventures’ output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% to 50% of Flash Ventures’ costs to the extent that Flash Ventures’ revenue from wafer sales to the Company and Toshiba are insufficient to cover these costs. The Company expects to expand Flash Ventures wafer capacity by approximately 5% in 2016.

Flash Partners. Flash Partners Ltd. (“Flash Partners”) was formed in 2004. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan. As of January 3, 2016, the Company had notes receivable from Flash Partners of $113.5 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners with the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” As of January 3, 2016 and December 28, 2014, the Company had an equity investment in Flash Partners of $170.4 million and $167.1 million, respectively, denominated in Japanese yen, adjusted by ($7.2) million and ($7.3) million, respectively, of cumulative translation adjustments recorded in AOCI. The Company records basis adjustments to its equity in earnings from Flash Partners that relate to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners. In 2015 and 2014, the Company recorded no basis adjustments. In 2013, the Company recorded a basis adjustment of $1.2 million to its equity earnings from Flash Partners. Flash Partners’ share of the Fab 3 fabrication facility is fully equipped.

Flash Alliance. Flash Alliance Ltd. (“Flash Alliance”) was formed in 2006. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan. As of January 3, 2016, the Company had notes receivable from Flash Alliance of $285.6 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance with the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” As of January 3, 2016 and December 28, 2014, the Company had an equity investment in Flash Alliance of $252.7 million and $249.5 million, respectively, denominated in Japanese yen, adjusted by ($45.3) million and ($45.5) million, respectively, of cumulative translation adjustments recorded in AOCI. The Company records basis adjustments to its equity in earnings from Flash Alliance that relate to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance. In 2015 and 2014, the Company recorded no basis adjustments. In 2013, the Company recorded a basis adjustment of $6.5 million to its equity earnings from Flash Alliance. Flash Alliance’s share of the Fab 4 fabrication facility is fully equipped.

Flash Forward. Flash Forward Ltd. (“Flash Forward”) was formed in 2010. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan. Fab 5 was built in two phases of approximately equal size. Phase 1 of Fab 5 is fully equipped and the majority of Phase 2 of Fab 5 is equipped. As of January 3, 2016, the Company had notes receivable from Flash Forward of $106.0 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward with the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” As of January 3, 2016 and December 28, 2014, the Company had an equity investment in Flash Forward of $81.8 million and $79.2 million, respectively, denominated in Japanese yen, adjusted by ($28.3) million and ($28.4) million, respectively, of cumulative translation adjustments recorded in AOCI.

F – 50

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Fab 2. In October 2015, the Company entered into a facility agreement (“New Fab 2 Agreement”) with Toshiba related to the construction and operation of Toshiba’s “New Fab 2” fabrication facility, which is primarily intended to provide space to convert 2D NAND capacity to 3D NAND. The Company expects that the New Fab 2 space will accommodate conversion of somewhat less than half of the current Fab 3, Fab 4 and Fab 5 2D NAND capacity to 3D NAND. The Company began production wafers in New Fab 2 in January 2016. Under the New Fab 2 Agreement, the Company is committed to 50% of New Fab 2’s start-up costs, as well as 50% of the initial production ramp in New Fab 2.

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

Off-Balance Sheet Liabilities

Flash Ventures. Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements of which the Company guarantees half of the total outstanding obligations. As of January 3, 2016, the total amount of the Company’s guarantee obligation of Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 92.1 billion Japanese yen, or approximately $766 million, based upon the exchange rate at January 3, 2016.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of January 3, 2016, the Company’s stockholders’ equity of $5.74 billion was in compliance with the related covenant under Flash Ventures’ master lease agreements. If the Company’s stockholders’ equity were to fall below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under its master lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the Company’s guarantee obligations under the master lease agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantees under such Flash Ventures master lease agreements. The closing of the proposed merger with Western Digital is not expected to cause an event of default under the master lease agreements.

F – 51

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both initial and refinanced leases) in both Japanese yen and U.S. dollar-equivalent based upon the exchange rate at January 3, 2016:

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Japanese yen, in billions)	(U.S. dollar, in thousands)
Flash Partners:
March 2014	Initial	¥3.3	$27,564	2019
December 2014	Initial	2.6	21,276	2019
		5.9	48,840
Flash Alliance:
March 2012	Initial	3.2	26,213	2017
July 2012	Refinanced	4.9	40,668	2017
March 2014	Initial	3.3	27,550	2019
May 2014	Initial	4.4	36,353	2019
August 2014	Initial	4.8	39,932	2019
December 2014	Initial	3.9	32,802	2019
March 2015	Initial	8.4	69,606	2020
June 2015	Initial	6.3	52,488	2020
August 2015	Initial	4.2	35,299	2020
September 2015	Initial	3.8	31,463	2020
December 2015	Initial	2.0	16,626	2020
		49.2	409,000
Flash Forward:
November 2011	Initial	5.0	41,200	2016
March 2012	Initial	2.9	24,253	2017
July 2012	Initial	1.2	9,922	2017
December 2014	Initial	4.0	33,367	2019
June 2015	Initial	4.5	37,368	2020
August 2015	Initial	7.0	58,783	2020
September 2015	Initial	2.4	19,681	2020
December 2015	Initial	10.0	83,130	2020
		37.0	307,704
Total guarantee obligations		¥92.1	$765,544

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of January 3, 2016 in U.S. dollars based upon the Japanese yen to U.S. dollar exchange rate at January 3, 2016:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(In thousands)
Year 1	$201,098	$22,418	$223,516
Year 2	146,832	46,031	192,863
Year 3	114,272	18,862	133,134
Year 4	78,444	49,482	127,926
Year 5	31,666	56,439	88,105
Total guarantee obligations	$572,312	$193,232	$765,544

F – 52

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged IP infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third‑party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of January 3, 2016 and December 28, 2014, no amounts have been accrued in the Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers and employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. The Company had no liabilities recorded for these agreements as of January 3, 2016 and December 28, 2014, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into patent indemnification agreements under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. These agreements provide limited protection for the Company against third‑party claims that NAND flash memory products manufactured and sold by Flash Ventures infringe third‑party patents. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of January 3, 2016 and December 28, 2014, no amounts have been accrued in the Consolidated Financial Statements with respect to these indemnification guarantees.

F – 53

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at January 3, 2016, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of January 3, 2016 were as follows:

	Total		1 Year (2016)	2 - 3 Years (2017 and 2018)	4 - 5 Years (2019 and 2020)	More than 5 Years (Beyond 2020)
	(In thousands)
Facility and other operating leases	$55,821	(4)	$14,125	$20,451	$13,878	$7,367
Flash Ventures and other related commitments(1)	4,333,078	(4)(5)	1,511,871	1,588,892	888,151	344,164
Convertible senior notes(2)	2,564,117		22,451	1,026,666	1,515,000	—
Noncancelable production purchase commitments(3)	261,307	(4)	261,307	—	—	—
Capital equipment purchase commitments	54,827		54,687	140	—	—
Operating expense commitments	39,444		38,858	586	—	—
Total contractual cash obligations	$7,308,594		$1,903,299	$2,636,735	$2,417,029	$351,531

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

(4)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at January 3, 2016.

(5)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

The Company has excluded $93.7 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at January 3, 2016. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

As discussed previously, if the merger agreement with Western Digital is terminated under specific circumstances, the Company may be required to pay Western Digital approximately $553 million. In addition, the merger agreement requires the Company to pay a fee of approximately $184 million if either Western Digital or the Company terminates the merger due to the Company’s stockholders failure to approve this merger. Subsequent to January 3, 2016, 50% of the warrants associated with the 1.5% Notes due 2017 were terminated, resulting in an obligation of approximately $209 million payable at the earlier of the closing of the Western Digital merger or August 2017 (regardless of whether the merger closes by such time). See Note 1, “Organization and Summary of Significant Accounting Policies–Pending Acquisition by Western Digital Corporation” and Note 7, “Financing Arrangements.”

F – 54

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Arrangements. Off-balance sheet arrangements were as follows:

January 3, 2016
(In thousands)
Guarantee of Flash Ventures equipment leases (1)	$765,544

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 92.1 billion Japanese yen, or approximately $766 million based upon the exchange rate at January 3, 2016.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from 2016 through 2025. Future minimum lease payments are presented below:

Future minimum lease payments
(In thousands)
Year:
2016	$14,429
2017	11,581
2018	9,198
2019	7,005
2020 and thereafter	14,240
Operating leases, gross	56,453
Sublease income to be received in the future under noncancelable subleases	(632)
Operating leases, net	$55,821

Net rent expense was as follows:

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Rent expense, net	$13,646	$13,022	$6,473

F – 55

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Related Parties and Strategic Investments

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

The Company purchased NAND flash memory wafers from Flash Ventures and made investments and loans to Flash Ventures totaling $2.02 billion, $1.91 billion and $1.87 billion during 2015, 2014 and 2013, respectively. The Company received loan repayments from Flash Ventures of $285.1 million, $231.4 million and $124.8 million during 2015, 2014 and 2013, respectively. At January 3, 2016 and December 28, 2014, the Company had accounts payable balances due to Flash Ventures of $177.5 million and $136.1 million, respectively.

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

	January 3, 2016	December 28, 2014
	(In millions)
Notes receivable	$505	$467
Equity investments	505	496
Operating lease guarantees	766	551
Prepayments	40	—
Maximum estimable loss exposure	$1,816	$1,514

As of January 3, 2016 and December 28, 2014, the Company’s retained earnings included undistributed earnings of Flash Ventures of $12.2 million and $8.1 million, respectively.

The following summarizes the aggregated financial information for Flash Ventures, which includes both the Company and Toshiba’s portions.

	January 3, 2016	December 28, 2014
	(Unaudited, in millions)
Current assets	$705	$494
Property, plant, equipment, net and other assets	2,824	2,602
Total assets	$3,529	$3,096
Current liabilities	$1,503	$1,160
Long-term liabilities	1,010	934

F – 56

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the aggregated financial information for Flash Ventures, which includes both the Company and Toshiba’s portions, for 2015, 2014 and 2013, respectively. Flash Ventures’ year-ends are March 31, with quarters ending on March 31, June 30, September 30 and December 31.

	Years ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(Unaudited, in millions)
Net sales(1)	$3,172	$3,296	$3,589
Gross profit	18	18	31
Net income	13	—	28

(1)	Net sales represent sales to both the Company and Toshiba.

Solid State Storage Solutions, Inc. Solid State Storage Solutions, Inc. (“S4”) was a venture with third parties to license IP. During the second quarter of 2015, the Company sold its interest in S4 and, accordingly, deconsolidated this subsidiary, which resulted in a loss of $1.9 million recorded in “Interest (expense) and other income (expense), net” on the Consolidated Statements of Operations. The operating results of S4 were not material for all periods presented.

F – 57

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Stockholders’ Rights Plan

On September 15, 2003, the Company amended its existing stockholder rights plan to terminate the rights issued under that rights plan, and the Company adopted a new rights plan. Under the new rights plan, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on September 25, 2003. In November 2006, the Company extended the term of the rights plan, such that the rights will expire on April 28, 2017 unless redeemed or exchanged. Under the new rights agreement and after giving effect to the Company’s stock dividend effected on February 18, 2004, each right will, under the circumstances described below, entitle the registered holder to buy one (1) two-hundredths of a share of Series A Junior Participating Preferred Stock for $225.00. The rights will become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. In connection with the pending acquisition by Western Digital, the Company’s Board of Directors determined that no rights will become exercisable as a result of the acquisition of ownership in the Company by Western Digital, and the stockholder rights plan will terminate as of the closing of the pending acquisition.

F – 58

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

Fusion‑io, Inc. On July 23, 2014, the Company acquired 100% of Fusion‑io, a leading developer of flash-based, Peripheral Component Interconnect Express (“PCIe”) hardware and software solutions that enhance application performance in enterprise and hyperscale data centers. The purpose of this acquisition was to enhance the Company’s enterprise storage product portfolio. The total aggregate consideration to acquire Fusion‑io was $1.26 billion and comprised of the following:

Purchase Price
(In thousands)
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

The weighted-average fair value of the assumed unvested stock option awards was $35.02 per share and was determined using the Black-Scholes-Merton valuation model and included the following assumptions:

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

F – 59

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of the tangible and intangible assets acquired and liabilities assumed from, and goodwill attributed to, the Fusion‑io acquisition as of July 23, 2014, and reflects adjustments made during the open measurement period to finalize the purchase accounting:

Fair Value
(In thousands)
Cash	$190,336
Accounts receivable, net	67,666
Inventory	76,780
Deferred tax asset, net	54,490
Finite-lived intangible assets	382,000
IPR&D	61,000
Goodwill	513,398
Other assets	30,498
Other current liabilities	(94,016)
Other non-current liabilities	(18,609)
Total purchase price	$1,263,543

Goodwill in the table above was reduced by $29.3 million during 2014 in connection with the finalization of the purchase accounting, due primarily to the recognition of deferred tax assets associated with the divestiture of the ioControl product line of Fusion‑io. The divestiture of the product line was deemed immaterial to the Company’s Consolidated Financial Statements.

The following table presents the fair value of the intangible assets acquired:

	Weighted-Average Useful Lives	Fair Value
		(In thousands)
Intangible assets:
Developed technology	5 years	$271,000
Customer relationships	1.5 years	57,000
Trademark and trade names	5 years	54,000
IPR&D		61,000
Total intangible assets acquired, excluding goodwill		$443,000

The initial weighted-average amortization period for the finite-lived intangible assets was 4.5 years. The intangible assets are amortized on a straight-line basis over the period which the economic benefits of the intangible assets are expected to be utilized. The goodwill resulted from expected synergies from the transaction, including complementary products that enhanced the Company’s overall product portfolio.

In-process Research and Development. A portion of the Fusion‑io purchase price was allocated to acquired IPR&D. The value of the IPR&D project was determined by estimating the future net cash flows and by discounting them to their present values, which represents an established valuation technique in the high-technology computer industry. In the first quarter of 2015, the Company reviewed the forecasts for the Fusion‑io IPR&D project and determined to cancel this project in order to reduce the number of platforms under development, resulting in no future attributable cash flows and a full impairment of the IPR&D asset of $61.0 million was recorded. See Note 6, “Goodwill and Intangible Assets.”

Direct Acquisition-related Costs. Direct acquisition-related costs of $11.7 million during 2014 were related to legal, banker, accounting and tax fees, of which $2.6 million were expensed to General and administrative expense in the second quarter of 2014, and $9.1 million were expensed to Restructuring and other expense in the second half of 2014 in the Company’s Consolidated Statement of Operations.

F – 60

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SMART Storage Systems. On August 22, 2013, the Company completed its acquisition of SMART Storage, a developer of enterprise solid state drives (“SSDs”). The purpose of this acquisition was to enhance the Company’s enterprise storage product portfolio. The Company acquired 100% of the outstanding shares of SMART Storage through an all-cash transaction. The total aggregate consideration to acquire SMART Storage was $305.1 million and comprised of the following:

Purchase Price
(In thousands)
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

The weighted-average fair value of the assumed unvested stock option awards was $41.15 per share and was determined using the Black-Scholes-Merton valuation model and included the following assumptions:

Dividend yield	1.60%
Expected volatility	0.32
Risk-free interest rate	0.33%
Weighted average expected life	1.4 years

The fair value of the assumed unvested stock option attributed to post-combination services of $6.8 million was not included in the consideration transferred and will be recognized over the awards’ remaining requisite service periods.

The following table presents the fair values of the tangible and intangible assets acquired and liabilities assumed from, and goodwill attributed to, the SMART Storage acquisition as of August 22, 2013, and reflects adjustments made through the measurement period to finalize the purchase accounting:

Fair Value
(In thousands)
Cash	$1,423
Accounts receivable, net	7,827
Inventory	29,331
Deferred taxes - current	921
Other current assets	28,002
Property and equipment	5,734
Deferred taxes - non-current	3,338
Finite-lived intangible assets	162,200
IPR&D	6,300
Goodwill	115,594
Other assets	149
Accounts payable	(11,746)
Other current liabilities	(34,976)
Other non-current liabilities	(8,979)
Total purchase price	$305,118

An existing $25.5 million liability that SMART Storage owed SMART Holdings, (the “Seller”), was not settled prior to the closing of the acquisition of SMART Storage in accordance with the purchase agreement. The Seller was contractually obligated to refund $25.5 million of the purchase price for this unsettled liability. The Company settled the liability to the Seller and the Seller refunded the Company for the same amount in 2014.

F – 61

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of the intangible assets acquired:

	Weighted-Average Useful Lives	Fair Value
		(In thousands)
Intangible assets:
Developed technology	4 years	$146,100
Trademark and trade names	4 years	8,500
Customer relationships	2 years	7,600
IPR&D		6,300
Total intangible assets acquired, excluding goodwill		$168,500

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

Direct Acquisition-related Costs. Direct acquisition-related costs of $3.1 million during 2013 were related to legal, regulatory and accounting fees, and were expensed to General and administrative expense in the Consolidated Statement of Operations.

F – 62

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

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, former SanDisk Corporation Chief Executive Officer, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss, which resulted in Dr. Harari being dismissed as a defendant. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) for the portion of the District Court’s Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On November 20, 2012, the Federal Circuit affirmed the District Court’s order denying SanDisk’s motion to dismiss. On December 2, 2012, the Federal Circuit issued its mandate returning the case to the District Court. On July 5, 2013, the District Court granted Ritz’s motion to substitute in Albert Giuliano, the Chapter 7 Trustee of the Ritz bankruptcy estate, as the plaintiff in this case. On October 1, 2013, the District Court granted the Trustee’s motion for leave to file a third amended complaint, which adds CPM Electronics Inc. and E.S.E. Electronics, Inc. as named plaintiffs. On September 19, 2014, the District Court granted the plaintiffs’ motion for leave to file a fourth amended complaint, which adds a cause of action for attempted monopolization and adds MFLASH as a named plaintiff. The plaintiffs filed a motion for class certification, and the Company filed a motion for summary judgment as to all of the plaintiffs’ asserted claims. On May 14, 2015, the District Court granted in part and denied in part plaintiffs’ motion for class certification. On June 22, 2015, the District Court denied the Company’s motion for summary judgment without prejudice to refile its motion once the class notice has been approved and the period for class members to opt out has expired. After the opt-out period expired, the Company renewed its motion for summary judgment. The motion has been fully briefed and is under submission with the court.

F – 63

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Samsung Federal Antitrust Action Against Panasonic and SD‑3C. On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action in the U.S. District Court for the Northern District of California (the “District Court”) alleging various claims against Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”) and SD‑3C, LLC (“SD‑3C”) under federal antitrust law pursuant to Sections 1 and 2 of the Sherman Act, and under California antitrust and unfair competition laws relating to the licensing practices and operations of SD‑3C. The complaint seeks an injunction against collection of Secure Digital (“SD”) card royalties, treble damages, restitution, pre- and post-judgment interest, costs, and attorneys’ fees, as well as a declaration that Panasonic and SD‑3C engaged in patent misuse and that the patents subject to such alleged misuse should be held unenforceable. The Company is not named as a defendant in this case, but it established SD‑3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning the Company. As a member of SD‑3C, the Company may be responsible for a portion of any monetary award. Other requested relief, including an injunction or declaration of patent misuse, could result in a loss of revenue to the Company. The defendants filed a motion to dismiss on September 24, 2010, and Samsung filed a first amended complaint on October 14, 2010. On August 25, 2011, the District Court dismissed the patent misuse claim with prejudice but gave Samsung leave to amend its other claims. Samsung filed a second amended complaint on September 16, 2011. On January 3, 2012, the District Court granted the defendants’ motion to dismiss Samsung’s complaint without leave to amend. Samsung appealed. On April 4, 2014, the U.S. Court of Appeals for the Ninth Circuit (the “Appeals Court”) issued a decision reversing the District Court’s dismissal on statute of limitations grounds and remanding the case to the District Court for further proceedings. The Appeals Court denied the defendants’ petition for rehearing and issued its mandate to send the case back to the District Court. On November 12, 2014, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court, which the U.S. Supreme Court subsequently denied. Samsung filed a third amended complaint on January 20, 2015. On February 13, 2015, the defendants filed a motion to dismiss, which the District Court granted with respect to certain antitrust allegations, with leave to amend, and with respect to Panasonic’s U.S. subsidiary and denied in all other respects on September 30, 2015. On October 21, 2015, Samsung filed a fourth amended complaint. On November 4, 2015, the defendants filed a motion to dismiss. The motion is currently under submission. Discovery remains stayed until after completion of the pleading stage.

Federal Antitrust Class Action Against SanDisk, et al. On March 15, 2011, a putative class action captioned Oliver v. SD‑3C LLC, et al was filed in the U.S. District Court for the Northern District of California (the “District Court”) on behalf of a nationwide class of indirect purchasers of SD cards alleging various claims against the Company, SD‑3C, LLC (“SD‑3C”), Panasonic Corporation, Panasonic Corporation of North America, Toshiba and Toshiba America Electronic Components, Inc. under federal antitrust law pursuant to Section 1 of the Sherman Act, California antitrust and unfair competition laws, and common law. The complaint seeks an injunction of the challenged conduct, dissolution of “the cooperation agreements, joint ventures and/or cross-licenses alleged herein,” treble damages, restitution, disgorgement, pre- and post-judgment interest, costs, and attorneys’ fees. The plaintiffs allege that the Company (along with the other members of SD‑3C) conspired to artificially inflate the royalty costs associated with manufacturing SD cards in violation of federal and California antitrust and unfair competition laws, which in turn allegedly caused the plaintiffs to pay higher prices for SD cards. The allegations are similar to, and incorporate by reference the complaint in the Samsung Electronics Co., Ltd. v. Panasonic Corporation; Panasonic Corporation of North America; and SD‑3C LLC described above. On May 21, 2012, the District Court granted the defendants’ motion to dismiss the complaint with prejudice. The plaintiffs appealed. On May 14, 2014, the appeals court issued a decision reversing the District Court’s dismissal on statute of limitations grounds and remanding the case to the District Court for further proceedings. The appeals court denied the defendants’ petition for rehearing and issued its mandate to send the case back to the District Court. On December 1, 2014, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court, which the U.S. Supreme Court subsequently denied. On February 3, 2015, the plaintiffs filed a second amended complaint in the District Court. On February 27, 2015, the defendants filed a motion to dismiss, which the District Court granted, with leave to amend, on September 30, 2015. On November 4, 2015, the plaintiffs filed a third amended complaint. On November 25, 2015, the defendants filed a motion to dismiss which is pending. Discovery remains stayed until after completion of the pleading stage.

F – 64

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Securities Class Action Against SanDisk et al. Beginning on March 30, 2015, the Company and certain of its officers were named in three putative class action lawsuits filed in the United States District Court for the Northern District of California (Glore v. SanDisk Corp. et al. filed on March 30, 2015; Bowers v. SanDisk Corp. et al. filed on May 6, 2015; City of Sterling Heights General Employees’ Retirement System v. SanDisk Corp. et al. filed on May 27, 2015). Two of the complaints are allegedly brought on behalf of a class of purchasers of the Company’s securities between October 16, 2014 and March 25, 2015, and one is brought on behalf of a purported class of purchasers of the Company’s securities between April 16, 2014 and April 15, 2015. The complaints generally allege violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative classes. On July 9, 2015, the Court consolidated the cases and appointed Union Asset Management Holding AG and KBC Asset Management NV as lead plaintiffs. The lead plaintiffs filed an amended complaint in August 2015. On September 30, 2015, the defendants filed a motion to dismiss. On January 22, 2016, the court granted defendants’ motion and dismissed the amended complaint without prejudice.

Merger-Related Shareholder Class Actions. Commencing on November 4, 2015, two alleged stockholders of SanDisk filed putative class actions captioned Michael Cloud v. SanDisk Corp., et al., Case Number 1-15-cv-287706, and Jaromir Koutnak v. Sanjay Mehrotra, et al., Case Number 1-15-cv-288079, each in the Superior Court of the State of California, County of Santa Clara (together, the “California Actions”). The defendants are SanDisk, the members of SanDisk’s board of directors, Western Digital, and Schrader Acquisition Corporation, a wholly owned indirect subsidiary of Western Digital (“Merger Sub”). The complaints in the California Actions allege that SanDisk’s directors breached their fiduciary duties to SanDisk’s stockholders in connection with the merger agreement and the transaction contemplated thereby. Specifically, the complaints allege, among other things, that the proposed merger arises out of a flawed process which resulted in an unfair price for SanDisk’s shares and a failure to maximize stockholder value. The complaints also allege that the terms of the merger agreement will deter other purported interested parties from coming forward with a superior offer. The California Actions further allege that SanDisk, Western Digital, or Merger Sub aided and abetted the SanDisk directors’ breaches of fiduciary duties. On January 26, 2016, the plaintiff in the Cloud action filed an amended complaint. The amended complaint adds allegations that defendants caused Western Digital to file a registration statement that contains misleading statements and omits other information about the proposed transaction. The plaintiffs seek, among other things, an order enjoining defendants from consummating the proposed merger, rescinding the proposed merger if it is consummated, awarding damages, and awarding attorneys’ fees and costs.

F – 65

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.	Supplementary Financial Data (Unaudited)

	Quarters ended
	March 29, 2015	June 28, 2015	September 27, 2015	January 3, 2016
	(In thousands, except per share data)
2015
Revenue	$1,332,241	$1,237,196	$1,452,285	$1,543,150
Gross profit	545,002	484,379	602,830	624,858
Operating income (1)	57,187	103,921	237,408	218,109
Net income (1)	39,025	80,973	133,011	135,469
Net income per share:
Basic	$0.18	$0.39	$0.65	$0.67
Diluted	$0.17	$0.38	$0.65	$0.65

Dividends declared per share	$0.30	$0.30	$0.30	$—

	Quarters ended
	March 30, 2014	June 29, 2014	September 28, 2014	December 28, 2014
	(In thousands, except per share data)
2014
Revenue	$1,511,945	$1,634,011	$1,746,491	$1,735,254
Gross profit	751,290	759,650	817,138	739,770
Operating income	425,174	416,656	387,794	328,310
Net income	268,948	273,946	262,661	201,891
Net income per share:
Basic	$1.19	$1.21	$1.18	$0.93
Diluted	$1.14	$1.14	$1.09	$0.86

Dividends declared per share	$0.225	$0.225	$0.30	$0.30

(1)
In the fourth quarter of 2015, due to the pending acquisition of SanDisk by Western Digital, the Company incurred net charges of $29.0 million for transaction, legal, employee-related and other costs, and gains and losses related to the shortened duration and expected liquidation prior to their effective maturity date of marketable securities.

F – 66

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated:	February 12, 2016	By:	/s/ Judy Bruner
Judy Bruner
Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ Donald Robertson
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

	Signature	Title	Date

By:	/s/ Sanjay Mehrotra	President and Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2016
Sanjay Mehrotra

By:	/s/ Judy Bruner	Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)	February 12, 2016
Judy Bruner

By:	/s/ Donald Robertson	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 12, 2016
Donald Robertson

By:	/s/ Michael E. Marks	Chairman of the Board	February 10, 2016
Michael E. Marks

By:	/s/ Irwin Federman	Director	February 10, 2016
Irwin Federman

By:	/s/ Steven J. Gomo	Director	February 9, 2016
Steven J. Gomo

By:	/s/ Eddy W. Hartenstein	Director	February 9, 2016
Eddy W. Hartenstein

By:	/s/ Dr. Chenming Hu	Director	February 9, 2016
Dr. Chenming Hu

By:	/s/ Catherine P. Lego	Director	February 9, 2016
Catherine P. Lego

By:	/s/ D. Scott Mercer	Director	February 8, 2016
D. Scott Mercer

S - 2

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
2.1	Agreement and Plan of Merger, dated June 16, 2014, by and among the Registrant, Flight Merger Sub, Inc. and Fusion-io, Inc.#	8-K	000-26734	2.1	6/16/2014
2.2	Agreement and Plan of Merger, dated as of October 21, 2015, by and among SanDisk Corporation, Western Digital Corporation and Schrader Acquisition Corporation.#	8-K	000-26734	2.1	10/26/2015
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-96298	3.2	8/29/1995
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.	10-Q	000-26734	3.1	8/16/2000
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.	S-3	333-85686	4.3	4/5/2002
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.	8-K	000-26734	3.1	6/1/2006
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.	8-K	000-26734	3.1	5/28/2009
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.	8-K/A	000-26734	3.5	5/16/1997
3.7	Certificate of Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.	8-A	000-26734	3.2	9/25/2003
3.8	Amended and Restated Bylaws of the Registrant dated September 11, 2013.	8-K	000-26734	3.1	9/17/2013
4.1	Rights Agreement, dated as of September 15, 2003, by and between the Registrant and Computershare Trust Company, Inc.	8-A	000-26734	4.2	9/25/2003
4.2	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006. by and between the Registrant and Computershare Trust Company, Inc.	8-A/A	000-26734	4.2	11/8/2006
4.3	Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017, dated as of August 25, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	8/25/2010
4.4	Indenture (including form of Notes) with respect to the Registrant’s 0.5% Convertible Senior Notes due 2020, dated as of October 29, 2013, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	10/29/2013
10.1	The Registrant’s Amended and Restated 2005 Incentive Plan.†	Def 14A	000-26734	Annex A	4/25/2011
10.2	The Registrant’s Amended and Restated 2005 Employee Stock Purchase Plan and Amended and Restated 2005 International Employee Stock Purchase Plan.†	Def 14A	000-26734	Annex B	4/28/2014
10.3	2005 Incentive Plan - Form of Notice of Grant of Stock Option.†	8-K	000-26734	10.2	6/3/2005
10.4	2005 Incentive Plan - Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant).†	8-K	000-26734	10.3	6/3/2005
10.5	2005 Incentive Plan - Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant).†	8-K	000-26734	10.4	6/3/2005
10.6	2005 Incentive Plan - Form of Stock Option Agreement.†	8-K	000-26734	10.5	6/3/2005
10.7	2005 Incentive Plan - Form of Automatic Stock Option Agreement.†	8-K	000-26734	10.6	6/3/2005

E - 1

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.8	2005 Incentive Plan - Form of Restricted Stock Unit Issuance Agreement.†	10-Q	000-26734	10.1	5/8/2008
10.9	2005 Incentive Plan - Form of Restricted Stock Unit Issuance Agreement (Director Grant).†	8-K	000-26734	10.8	6/3/2005
10.10	2005 Incentive Plan - Form of Restricted Stock Award Agreement.†	8-K	000-26734	10.9	6/3/2005
10.11	2005 Incentive Plan - Form of Restricted Stock Award Agreement (Director Grant).†	8-K	000-26734	10.10	6/3/2005
10.12	2005 Incentive Plan - Form of Performance Stock Unit Issuance Agreement.†	10-K	000-26734	10.40	2/25/2009
10.13	2005 Incentive Plan - Form of Option Agreement Amendment.†	8-K	000-26734	10.2	11/12/2008
10.14	The Registrant’s 2013 Incentive Plan.†	Def 14A	000-26734	Annex A	4/26/2013
10.15	2013 Incentive Plan - Form of Notice of Grant of Stock Option.†	10-Q	000-26734	10.2	7/30/2013
10.16	2013 Incentive Plan - Form of Global Stock Option Agreement.†	10-Q	000-26734	10.3	7/30/2013
10.17	2013 Incentive Plan - Form of Global Restricted Stock Unit Issuance Agreement.†	10-Q	000-26734	10.4	7/30/2013
10.18	2013 Incentive Plan - Form of Notice of Grant of Stock Option (Director Grants).†	10-Q	000-26734	10.5	7/30/2013
10.19	2013 Incentive Plan - Form of Stock Option Agreement (Director Grants).†	10-Q	000-26734	10.6	7/30/2013
10.20	2013 Incentive Plan - Form of Restricted Stock Unit Issuance Agreement (Director Grants).†	10-Q	000-26734	10.7	7/30/2013
10.21	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among the Registrant, Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.1	11/8/2006
10.22	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.2	11/8/2006
10.23	Transition Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q	000-26734	10.2	11/12/2010
10.24	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.	S-1	33-96298	3.2	8/29/1995
10.25	Form of Change of Control Executive Benefits Agreement entered into by and between the Registrant and its Named Executive Officers other than the Registrant’s CEO.†	8-K	000-26734	10.1	10/7/2010
10.26	Sanjay Mehrotra Offer Letter effective as of January 1, 2011.†	10-Q	000-26734	10.9	11/12/2010
10.27	Change of Control Executive Benefits Agreement, effective as of January 1, 2015, by and between the Registrant and Sanjay Mehrotra.†	10-K	000-26734	10.4	2/10/2015
10.28	Executive Severance Agreement, effective as of January 1, 2011, by and between the Registrant and Sanjay Mehrotra.†	10-Q	000-26734	10.11	11/12/2010
10.29	Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited, and Flash Alliance Limited.±	10-Q	000-26734	10.1	5/7/2009
10.30	Pliant Technology, Inc. 2007 Stock Plan.†	S-8	333-174633	4.1	6/1/2011
10.31	Form of the Registrant’s Clawback Policy Acknowledgement.†	8-K	000-26734	10.1	9/9/2011

E - 2

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.32	FlashSoft Corporation Amended and Restated 2011 Equity Plan. †	S-8	333-179644	4.3	2/23/2012
10.33	SMART Storage Systems (Global Holdings), Inc. 2011 Share Incentive Plan†	S-8	333-191804	4.3	10/18/2013
10.34	Consultant Services Agreement, dated May 7, 2014, between the Registrant and Dr. Chenming Hu.	10-Q	000-26734	10.1	7/31/2014
10.35	Fusion-io, Inc. 2008 Stock Incentive Plan and related documents.†	S-8	333-197581	4.3	7/23/2014
10.36	Fusion-io, Inc. 2011 Equity Incentive Plan and related documents.†	S-8	333-197581	4.5	7/23/2014
10.37
New Y2 Facility Agreement, dated October 20, 2015, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, SanDisk Flash B.V., Toshiba Corporation, Flash Partners Limited, Flash Alliance Limited and Flash Forward Limited.±
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

E - 3