Form 10-K/A
period 2016-01-03
SANDISK CORP
filed 2016-04-07
CIK 1000180

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	March 25, 2016
Common Stock, $0.001 par value per share	202,907,988 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

SanDisk Corporation (“SanDisk” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended January 3, 2016, as originally filed with the Securities and Exchange Commission (“SEC”) on February 12, 2016 (the “Original Form 10-K”), to add information required in Part III of its Annual Report on Form 10-K because a definitive proxy statement containing such information may not be filed within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of its definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In addition, Item 15(b) of Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K and the Company has not updated the disclosure herein to reflect any events that occurred at a later date other than as expressly stated herein. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K.

The Company’s fiscal year ends on the Sunday closest to December 31 and its fiscal quarters generally consist of 13 weeks. Fiscal year 2015 consists of 53 weeks with 14 weeks in the fourth fiscal quarter, while fiscal years 2014 and 2013 consist of 52 weeks. Fiscal 2015, fiscal 2014 and fiscal 2013 as used in this Amendment No. 1 refer to the Company’s fiscal years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively.

SANDISK CORPORATION

		Page No.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	10
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
Item 13.	Certain Relationships and Related Transactions, and Director Independence	43
Item 14.	Principal Accountant Fees and Services	44
PART IV
Item 15.	Exhibits, Financial Statement Schedules	47
OTHER
Signatures		S - 1

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Below is information as of April 7, 2016 regarding the members of the Company’s Board of Directors (“Board”).

Name	Position(s) with the Company	Age	First Elected/Appointed as a Director
Michael E. Marks (1)	Chairman of the Board	65	2003
Irwin Federman	Director	80	1988
Steven J. Gomo (2)(3)	Director	64	2005
Eddy W. Hartenstein (1)(2)	Director	65	2005
Dr. Chenming Hu	Director	68	2009
Catherine P. Lego (3)(4)	Director	59	2004
Sanjay Mehrotra	President, Chief Executive Officer and Director	57	2010
D. Scott Mercer (2)(3)	Director	65	2013

(1)	Member of the Nominating and Governance Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Audit Committee.

(4)	Ms. Lego served as a member of the Board from 1989 to 2002 and returned to the Board in May 2004.

Mr. Federman has served as a Director of the Company since September 1988.

Employment History:  Mr. Federman is a senior advisor to U.S. Venture Partners, a venture capital firm, and previously served as a general partner since joining the firm in April 1990. Mr. Federman was President and Chief Executive Officer from 1979 to 1987, and Chief Financial Officer from 1970 to 1979, at Monolithic Memories, Inc., a semiconductor company.

Education:  Mr. Federman has a B.S. in Economics from Brooklyn College and was awarded an Honorary Doctorate of Engineering from Santa Clara University.

Current Board Service:  Mr. Federman has served as a director of Intermolecular, Inc. since June 2005, Mellanox Technologies, Ltd. since June 1999 and Check Point Software Technologies Ltd. since 1995.

Director Qualifications:  Mr. Federman has served in many senior leadership roles in the semiconductor industry throughout his career. The Board values Mr. Federman’s experience serving as the chief executive officer and chief financial officer of a large, complex, publicly-held technology company, his venture capital experience, which is important to the Board’s understanding of business development, financing, strategic alternatives and industry trends, and his extensive experience on the boards of publicly-held technology companies. Mr. Federman’s tenure and experience provide valuable perspective on the cycles of the semiconductor industry and the Company. The Board also values Mr. Federman’s significant experience, expertise and background in financial and accounting matters, including in the technology industry.

Mr. Gomo has served as a Director of the Company since December 2005.

Employment History:  Mr. Gomo was Executive Vice President, Finance and Chief Financial Officer from October 2004 until his retirement in December 2011, and Senior Vice President, Finance and Chief Financial Officer from August 2002 to September 2004, at NetApp, Inc., a storage and data management company. Mr. Gomo was also Chief Financial Officer of Gemplus International S.A. from November 2000 to April 2002, Chief Financial Officer of Asera, Inc. from February 2000 to November 2000 and Chief Financial Officer of Silicon Graphics, Inc. from February 1998 to February 2000. Previously, Mr. Gomo spent 24 years at Hewlett-Packard Company serving in various finance, financial management, manufacturing and general management positions.

Education:  Mr. Gomo has a B.S. in Business Administration from Oregon State University and an M.B.A. from Santa Clara University.

Current Board Service:  Mr. Gomo has served as a director of Enphase Energy, Inc. since March 2011, NetSuite, Inc. since April 2012 and Nutanix, Inc. since July 2015, and on the Board of Trustees for the Foundation of Oregon State University since October 2011.

Prior Board Service:  Mr. Gomo previously served as a director and member of the Audit Committee of Macromedia, Inc. from April 2004 until its acquisition in December 2005.

Director Qualifications:  Mr. Gomo’s service as Chief Financial Officer of NetApp, Inc., as well as various senior finance roles with other companies in the technology industry, provides him with valuable insight into the Company’s business. The Board also values Mr. Gomo’s significant experience, expertise and background in financial and accounting matters in the technology industry.

Mr. Hartenstein has served as a Director of the Company since November 2005.

Employment History:  Mr. Hartenstein was President and Chief Executive Officer of the Tribune Company, a multimedia, publishing, digital media and broadcasting company, from May 2011 to January 2013. Mr. Hartenstein was also publisher and Chief Executive Officer of the Los Angeles Times from August 2008 to August 2014. Mr. Hartenstein was Chief Executive Officer from 2001 to 2004, and President from 1990 to 2001, of DIRECTV, Inc., a television service provider. Mr. Hartenstein was inducted into the Consumer Electronics Association Hall of Fame in 2008, the Broadcasting and Cable Hall of Fame in 2002 and the National Academy of Engineering in 2001, and received an Emmy from the National Academy of Television Arts and Sciences for lifetime achievement in 2007.

Education:  Mr. Hartenstein has a B.S. in Aerospace Engineering, a B.S. in Mathematics and an honorary Doctor of Science from California State Polytechnic University, Pomona, and an M.S. in Applied Mechanics from the California Institute of Technology.

Current Board Service:  Mr. Hartenstein has served as Chairman of the board of directors of Tribune Publishing Company, a media company, since its divestiture from the Tribune Company in August 2014, a director of Sirius XM Holdings Inc. since July 2008, including as the lead independent director since April 2013, a director of Broadcom Corporation since June 2008, a director of City of Hope since 2007 and a director of Rovi Corporation since September 2015.

Prior Board Service:  Mr. Hartenstein previously served as a member of the Tribune Company board of directors from January 2013 until the Tribune Publishing Company divestiture in August 2014, Vice Chairman of the board of directors of The DIRECTV Group, Inc. from December 2003 until his retirement in December 2004, Chairman of the board of directors of DIRECTV, Inc. from 2001 through 2004, a director of XM Satellite Radio Holdings Inc. from May 2005 until the closing of the merger with Sirius XM Radio Inc. in July 2008 and a director of Thomson, S.A. (Thomson Multimedia) from 1999 until 2008.

Director Qualifications:  Mr. Hartenstein has experience in media relations and the communications industry and the Board benefits from his deep experience in the distribution of media content through a variety of channels. Mr. Hartenstein also brings significant senior leadership, technological and industry expertise to the Board. Mr. Hartenstein’s experience as a director of other public companies provides insights with regard to the operation of the Board and its role in overseeing the Company. The Board also values Mr. Hartenstein’s previous experience, including as the chief executive officer, of large, complex, publicly-held companies.

Dr. Hu has served as a Director of the Company since August 2009.

Employment History:  Since 1976, Dr. Hu has been a professor in Electrical Engineering and Computer Science at University of California, Berkeley, most recently serving as the TSMC Distinguished Chair Professor Emeritus and Professor in the Graduate School. Dr. Hu was also Chief Technology Officer of Taiwan Semiconductor Manufacturing Company, a semiconductor company, from June 2001 to July 2004. Dr. Hu is a member of the U.S. National Academy of Engineering, the Chinese Academy of Sciences and Academia Sinica.

Education:  Dr. Hu has a B.S. from National Taiwan University and an M.S. and a Ph.D. from the University of California, Berkeley, all in electrical engineering.

Current Board Service:  Dr. Hu has served as a director of Inphi Corporation since August 2010 and Ambarella, Inc. since November 2011.

Prior Board Service:  Dr. Hu previously served as a director of Fortinet, Inc. from August 2012 to June 2015, FormFactor, Inc. from December 2009 to December 2010, MoSys, Inc. from January 2005 to June 2010 and was founding Chairman of the board of directors of Celestry Design Technologies, Inc.

Director Qualifications:  Dr. Hu has experience and expertise in the technologies used and supported by the Company, which is useful in the Board’s understanding of the Company’s research and development efforts, competing technologies and the products and processes that the Company develops. Dr. Hu’s experience as an educator aids his ability to communicate and inform the Board about technology and industry developments and trends. The Board also benefits from Dr. Hu’s experience on the boards of other publicly-held technology companies.

Ms. Lego served as a Director of the Company from 1989 to 2002 and returned to the Board in May 2004.

Employment History:  Since 1992, Ms. Lego has been the sole member of Lego Ventures LLC, an early stage technology consulting firm. Ms. Lego was a General Partner of The Photonics Fund, an early stage venture capital fund focused on investing in components, modules and systems companies for the fiber optics telecommunications market, from December 1999 to December 2009. Ms. Lego was a general partner at Oak Investment Partners, a venture capital firm, from 1981 to 1992. Ms. Lego previously practiced as a Certified Public Accountant with Coopers and Lybrand. Ms. Lego was named as a NACD Directorship 100 Honoree in 2015 by the National Association of Corporate Directors.

Education:  Ms. Lego has a B.A. from Williams College and an M.S. in Accounting from the New York University Stern School of Business.

Current Board Service:  Ms. Lego has served as a director of Lam Research Corporation since January 2006 and serves as the Chair of the compensation committee and serves on the nominating and governance committee. Ms. Lego served as the Chair of the Audit Committee of Lam Research Corporation from 2009 to 2014. In August 2013, Ms. Lego joined the board of directors of Fairchild Semiconductor International, Inc. and serves on its compensation and nominating and governance committees.

Prior Board Service:  Ms. Lego served as a director of the Cosworth Group, a private United Kingdom-based precision engineering products and services company from March 2011 to June 2013. Ms. Lego also previously served as a director and Chair of the Audit Committee of WJ Communications, Inc. from October 2004 to May 2008 and StrataLight Communication, Inc. from September 2007 to January 2009.

Director Qualifications:  Ms. Lego’s financial expertise, leadership skills and experience as a director of other public companies are valuable to the Board’s operations. The Board values Ms. Lego’s significant experience, expertise and background in financial and accounting matters, including in the technology industry. Ms. Lego’s venture capital experience aids the Board’s understanding of business development, financing, strategic alternatives and industry trends.

Mr. Marks has served as a Director of the Company since August 2003 and as Chairman of the Board since January 2011.

Employment History:  Mr. Marks has managed Riverwood Capital, LLC (formerly Bigwood Capital, LLC), a private equity firm, since March 2007. Mr. Marks was interim Chief Executive Officer of Tesla Motors, Inc., a company that designs and manufactures electric vehicles, from August 2007 to November 2007. Mr. Marks was also a senior adviser from January 2007 to January 2008, and a member from January 2006 until January 2007, at Kohlberg Kravis Roberts & Co., a private equity firm. Mr. Marks was Chief Executive Officer of Flextronics, Inc., a leading manufacturing services provider, from January 1994 to January 2006.

Education:  Mr. Marks has a B.A. and an M.A. in Psychology from Oberlin College and an M.B.A. from Harvard Business School.

Current Board Service:  Mr. Marks has served as a director of GoPro, Inc., a company that produces mountable and wearable cameras and accessories, since February 2011 and Schlumberger Limited, an oil services company, since 2005, as well as on the Board of Trustees of The Juilliard School since December 2011.

Prior Board Service:  Mr. Marks previously served as a director of Flextronics, Inc. from 1991 to January 2008, including as Chairman of the board of directors of Flextronics, Inc. from 1993 to January 2003 and upon his retirement as Chief Executive Officer in January 2006 until his retirement from the board of directors in January 2008. Mr. Marks also previously served as a director of Calix Networks, Inc. from 2009 to December 2010, Sun Microsystems, Inc. from April 2007 to January 2010 and Crocs, Inc. from August 2004 to July 2008.

Director Qualifications:  Mr. Marks has experience serving as the chief executive officer of a large, complex, publicly-held technology company, which brings valuable senior leadership, management and operational expertise to the Board. The Board also values Mr. Marks’ significant experience, expertise and background in financial and accounting matters, including in the technology industry. Mr. Marks’ private equity experience adds value to the Board’s understanding of business development, financing, strategic alternatives and industry trends. Mr. Marks’ experience as a director for other public companies provides valuable insights with regard to the operation of the Board and its role in overseeing the Company.

Mr. Mehrotra has served as a Director of the Company since July 2010.

Employment History:  Mr. Mehrotra co-founded the Company in 1988 and has been the President and Chief Executive Officer of the Company since January 2011. Mr. Mehrotra previously served in various executive roles for the Company, including as President and Chief Operating Officer, Executive Vice President and Chief Operating Officer, Senior Vice President of Product Development, Vice President of Product Development, and Director of Design Engineering. Mr. Mehrotra has over 35 years of experience in the non-volatile semiconductor memory industry, including engineering and management positions at Integrated Device Technology, Inc., SEEQ Technology, Inc., Intel Corporation and Atmel Corporation. Mr. Mehrotra is the named inventor on more than 70 patents and has published numerous articles in the area of non-volatile memory design and flash memory systems.

Education:  Mr. Mehrotra has a B.S. and an M.S. in Electrical Engineering and Computer Sciences from the University of California, Berkeley.

Current Board Service:  Mr. Mehrotra has served as a director of Cavium, Inc. since July 2009, and currently also serves on the Global Semiconductor Alliance, the Semiconductor Industry Association, the Engineering Advisory Board at the University of California, Berkeley, and the Stanford Graduate School of Business Advisory Council.

Director Qualifications:  Mr. Mehrotra, as the co-founder, President and Chief Executive Officer of the Company, offers a unique perspective on the industry and the Company’s operations. Mr. Mehrotra brings significant senior leadership and technological and industry expertise to the Board. The Board values Mr. Mehrotra’s experience with the Company as its co-founder, President and Chief Executive Officer, which gives the Board a detailed understanding of the Company’s business and operations.

Mr. Mercer has been a director of the Company since September 2013.

Employment History:  From April 2008 to April 2011, Mr. Mercer served as the Chief Executive Officer of Conexant Systems, Inc., a semiconductor solutions company that provides products for imaging, video, audio and Internet connectivity applications. Mr. Mercer served as interim Chief Executive Officer of Adaptec, Inc., a provider of software and hardware-based storage solutions, from May 2005 through November 2005. Mr. Mercer also served as a senior vice president and advisor to the chief executive officer of Western Digital Corporation, a supplier of disk drives to the personal computer and consumer electronics industries, from February 2004 through December 2004. Prior to that, Mr. Mercer was a Senior Vice President and the Chief Financial Officer of Western Digital Corporation from October 2001 through January 2004. From June 2000 to September 2001, Mr. Mercer served as Vice President and Chief Financial Officer of Teralogic, Inc. From June 1996 to May 2000, Mr. Mercer held various senior operating and financial positions with Dell, Inc.

Education:  Mr. Mercer holds a B.S. in Accounting from California Polytechnic University.

Current Board Service:  Mr. Mercer has served as a director of QLogic Corp. since September 2010 and Polycom, Inc. since November 2007.

Prior Board Service:  Mr. Mercer served on the board of directors of Conexant from May 2003 to April 2011 and served as Chairman of the board of directors of Conexant from August 2008 to April 2011. In addition to Conexant, Mr. Mercer served on the boards of directors of Adaptec, Inc. from November 2003 to October 2008, SMART Modular Technologies (WWH), Inc. from June 2007 to January 2009, and Palm, Inc. from June 2005 until July 2010 when Palm was acquired by Hewlett-Packard Company.

Director Qualifications:  Mr. Mercer has significant senior management and operational experience over the last 29 years in a number of technology companies. Mr. Mercer’s experience as a senior executive officer, including as both chief executive officer and chief financial officer, of high growth technology companies gives him a strong skill set in planning, operations, compliance and finance matters. Further, Mr. Mercer has significant public board experience, which adds to his relevant knowledge and experience.

Executive Officers

The section titled “Executive Officers” in Part I, Item I of the Original Form 10-K is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s Directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership of the Company’s common stock (“Common Stock”) and other equity securities of the Company with the SEC. Officers, Directors and stockholders holding more than 10% of the outstanding capital stock of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

The Company reviewed copies of reports filed pursuant to Section 16(a) of the Exchange Act and written representations from reporting persons that all reportable transactions were reported. Based solely on that review, the Company believes that during the fiscal year ended January 3, 2016 all required filings were timely made in accordance with the Exchange Act’s requirements.

Code of Ethics

The Company has adopted a code of ethics that applies to its Principal Executive Officer and Principal Financial Officer. This code of ethics, which consists of the “Financial Executives” section of the Company’s code of ethics, which applies to its employees generally, is posted on the Company’s website at “www.sandisk.com/about-sandisk/corporate-responsibility/social.” From this webpage, click on “SanDisk Worldwide Code of Business Conduct.”

The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting the required information on its website, at the address and location specified above.

Audit Committee

The Audit Committee of the Board consists of Ms. Lego (Chair), Mr. Gomo and Mr. Mercer. Mr. Federman served on the Audit Committee until June 18, 2015. The Board has determined that each member of the Audit Committee is an “audit committee financial expert” as defined by the SEC. The Board has also determined that each member of the Audit Committee is an “independent director” as defined by NASDAQ listing standards and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to the following executive officers of the Company: the principal executive officer; the principal financial officer; and the three other most highly compensated individuals who were serving as executive officers as of the last day of fiscal 2015. They are referred to as the “Named Executive Officers” in this Form 10-K/A and include:

•	Sanjay Mehrotra - President and Chief Executive Officer (principal executive officer);

•	Judy Bruner- Executive Vice President, Administration and Chief Financial Officer (principal financial officer);

•	Sumit Sadana - Executive Vice President, Chief Strategy Officer and, since April 2015, General Manager, Enterprise Solutions;

•	Dr. Siva Sivaram - Executive Vice President, Memory Technology; and

•	Shuki Nir - Senior Vice President, Corporate Marketing, and General Manager, Retail.

The Company’s current executive compensation programs are determined and approved by the Compensation Committee of the Board. The Compensation Committee during fiscal 2015 consisted of Mr. Hartenstein (Chair), Mr. Gomo and Mr. Mercer. Mr. Federman also served on the Compensation Committee until June 18, 2015 as its Chair. None of the Named Executive Officers is a member of the Compensation Committee.

Executive Summary

Business Overview and Performance.  SanDisk is a global leader in flash storage solutions with a strong history of innovative products. Flash storage technology allows digital information to be stored in a durable, compact format that retains the data even without power. The Company’s flash-based products enable businesses and consumers to efficiently and effectively capture, share and preserve digital content. The Company’s products include flash storage solutions for enterprise data centers and client computing platforms, as well as removable and embedded flash products for mobile devices, cameras, automotive, connected home electronics and other applications. The Company’s products are used in a variety of large markets, and the Company distributes its products globally through commercial and retail channels.

Fiscal 2015 Business Results.

•
Revenue of $5.56 billion declined 16% from fiscal 2014 as product and market factors impacted fiscal 2015 revenues. The Company delivered sequential revenue growth in each of the third and fourth fiscal quarters of 2015.

•
Combined revenues from enterprise and client solid state drive (“SSD”) solutions represented 24% of fiscal 2015 revenue compared to 29% of fiscal 2014 revenue. Removable products revenue represented 40% of fiscal 2015 revenue compared to 38% in fiscal 2014.

•	Non-GAAP operating margin declined to 18.7% in fiscal 2015 from 27.9% in fiscal 2014.

•	Cash flow from operations was $1.05 billion in fiscal 2015 compared to $1.70 billion in fiscal 2014.

•	Manufacturing yields of the Company’s 15-nanometer (“15nm”) technology achieved a record for any NAND technology in the Company’s history.

•
In the fourth quarter of fiscal 2015, the Company began initial shipment of 48-layer, three-bits-per-cell 3-dimensional NAND (“3D NAND”) technology in retail products and for original equipment manufacturer (“OEM”) customer samples.

•	The Company signed strategic agreements with SK Hynix, Hewlett Packard Enterprise, and Toshiba Corporation, further cementing these important ecosystem engagements.

•	The Company entered into a merger agreement with Western Digital Corporation (“Western Digital”), valuing SanDisk with an equity value of approximately $17 billion.

Non-GAAP operating margin differs from what is reported under U.S. generally accepted accounting principles (“GAAP”). See Annex A for information on the rationale for the use of non-GAAP financial measures and for a reconciliation of non-GAAP financial measures to the Company’s results as reported under GAAP.

The Company uses non-GAAP measures to establish financial and strategic goals and to measure performance for executive officer compensation because non-GAAP measures allow management to better evaluate the core operating performance of the Company, especially when comparing to the results of previous periods and to the Company’s business model objectives. For reconciliation of non-GAAP to GAAP financial measures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures,” of the Company’s Form 10-K for the fiscal year ended January 3, 2016 filed with the SEC on February 12, 2016.

Fiscal 2015 Named Executive Officer Compensation Highlights.  During fiscal 2015, a significant percentage of each Named Executive Officer’s total compensation (as reported in the Summary Compensation Table) was at-risk, having included (1) annual performance-based cash bonus opportunities, which become payable only upon the achievement of certain financial and strategic objectives established by the Compensation Committee, which advance the Company’s near-, medium- and long-term business objectives and are designed to create sustainable long-term stockholder value, (2) restricted stock units (“RSUs”), the value of which is directly tied to the value of the Company’s Common Stock over time, and (3) stock options, with exercise prices equal to the fair market value of the Company’s Common Stock on the grant date, which become valuable only upon realized share appreciation after the grant date. Information regarding the compensation mix for the Company’s President and Chief Executive Officer referred to below as the “Chief Executive Officer,” and the other Named Executive Officers, average as a group, for fiscal 2015 is set forth below.

Fiscal 2015 Named Executive Officer Compensation Mix.(1)

(1)	Excludes amounts reflected in the “All Other Compensation” column of the table labeled “Summary Compensation Table - Fiscal Years 2013-2015” below.

(2)	Excludes Mr. Mehrotra, the Company’s Chief Executive Officer.

(3)	Consists of amounts reflected in the “Non-Equity Incentive Plan Compensation” column for fiscal 2015 in the table labeled “Summary Compensation Table - Fiscal Years 2013-2015” below.

(4)	Consists of amounts reflected in the “Stock Awards” and “Option Awards” columns for fiscal 2015 in the table labeled “Summary Compensation Table - Fiscal Years 2013-2015” below.

Consistent with the Company’s compensation philosophy described in more detail below, equity awards increase each Named Executive Officer’s stake in the Company, thereby reinforcing the incentive to manage the Company’s business as owners and subjecting a significant portion of the executive officer’s total compensation to fluctuations in the market price of Common Stock. Equity awards constituted the largest portion of each Named Executive Officer’s total compensation.

Compared to fiscal 2014, a smaller portion of the actual compensation for the Company’s Named Executive Officers in fiscal 2015 was based on a performance-based cash incentive program (the “2015 bonus program”), which is tied to the achievement of certain financial and strategic objectives established by the Compensation Committee at the beginning of the year. In fiscal 2014, the actual performance-based bonus was 17% of total compensation for the Chief Executive Officer and an average of 19% of total compensation for all other Named Executive Officers, compared to 4% and 6% in fiscal 2015, respectively, due to the Company’s failure to meet the financial objective set by the Compensation Committee for fiscal 2015, which was minimum non-GAAP diluted earnings per share (“EPS”). The Company’s non-GAAP EPS for fiscal 2015 was $3.61 per share, which was below the minimum EPS target required for bonus payouts tied to the financial target to be made. With one exception, the Company met the minimum threshold for its strategic objectives applicable to the 2015 bonus program, which resulted in an average payment of 30% of target bonus under the 2015 bonus program for all Named Executive Officers, as further described below.

Executive Compensation Program Overview

Objectives of the Executive Compensation Program.

Our executive compensation program is design to achieve the objectives set forth below:

Objective	Description
Pay-for-performance	Emphasize performance-based compensation in our short-term incentive program, which motivates executives to achieve strong financial, operational and individual performance
Attract and Retain Talented Leadership	Attract and retain talented and qualified executive officers by providing total compensation that is competitive with that of other executives of companies that are similar to SanDisk
Align Interests of Executives with Shareholders
Encourage a long-term commitment to SanDisk and align the interests of executives with stockholders, by providing a significant portion of total compensation in the form of stock-based incentives and requiring target levels of stock ownership

Pay-for-Performance. SanDisk has a long-standing commitment to a compensation program guided by a pay-for-performance philosophy. Our executive compensation program is substantially performance-based with a balanced focus on driving company performance and linking executives to stockholders. Our compensation program is designed to provide upside and downside potential depending on actual results, as compared to predetermined measures of success within our incentive plans. As described in more detail below, the variable and equity-based components of our compensation program are short-term incentives (“STI”) and long-term incentives (“LTI”). Our STI opportunities are provided under an annual cash bonus plan, the payout of which is dependent on annual financial and strategic objectives that advance the Company’s long-term business objectives and that are designed to create sustainable long-term stockholder value, and individual performance. Our LTI opportunities are provided through options and restricted stock units, which are designed to directly reward executives for creation of long-term value by encouraging executives to focus on long-term financial success.

Elements of Compensation Program.  As described in more detail below, the material elements of the Company’s current executive compensation program for the executive officers include the following: a base salary, an annual cash bonus opportunity, a long-term share-based incentive opportunity, 401(k) retirement benefits and severance protection for certain terminations of employment. These individual compensation elements, in the aggregate, are intended to achieve the Company’s compensation objectives and provide competitive compensation opportunities. Furthermore, with the exception of the severance protection, the elements of the executive officers’ compensation are the same as those of the Company’s broader employee population, which also aligns the interests of the executive officers with others in the Company as a whole.

Objectives of Compensation Program Elements.  The table below lists each material element of the Company’s executive compensation program and the compensation objectives that it is designed to achieve:

Compensation Element	Compensation Objectives Designed to be Achieved
• Base Salary	• Attract and retain top-tier talent
• Annual Cash Bonus Opportunity	• Pay-for-performance • Align executive officers’ interests with those of stockholders • Attract, retain and motivate top-tier talent
• Long-term Share-Based Incentives	• Pay-for-performance • Align executive officers’ interests with those of stockholders • Attract, retain and motivate top-tier talent
• 401(k) Retirement Benefits	• Attract and retain top-tier talent
• Severance and Other Benefits Upon Termination of Employment in Certain Circumstances	• Attract and retain top-tier talent
The material elements described above include both fixed amounts and variable amounts, which serve distinct purposes. The Company believes that in order to attract and retain top-caliber executive officers, it needs to provide them with fixed, predictable benefit amounts that reward their continued service, and the Company provides its executive officers with base salaries, 401(k) retirement benefits and severance and other termination benefits, which are generally fixed or predictable.

The variable elements, including the Company’s annual bonus opportunity, are primarily intended to tie the executive officers’, including the Named Executive Officers, performance with the achievement of short-term strategic and financial performance goals established by the Compensation Committee for the fiscal year. The Company’s long-term share-based incentives are primarily intended to promote long-term retention and reward for creation of sustained long-term shareholder value. Both the annual bonus opportunity and the long-term share-based incentives are dependent on Company performance and help the Company attract, retain, and motivate the executive officers. The annual bonus opportunity is paid out on an annual basis to the executive officers and long-term equity incentives are generally designed to reward performance over four years.

Continued Commitment to Good Compensation Governance.  The Company endeavors to maintain good governance standards with respect to its executive compensation program by maintaining the following standards:

•	In general, executive officers are not entitled to guaranteed, non-performance based bonuses or salary increases.

•	Executive officers are not entitled to tax reimbursement or tax gross-up payments in respect of perquisites or other compensation.

•
The Company maintains a clawback policy pursuant to which each Section 16 Officer, including each Named Executive Officer, may be required to reimburse or forfeit all or a portion of any cash-based incentive compensation received if the Company’s financial statements are required to be restated as a result of material non-compliance with any financial reporting requirements.

•
To align the interests of the Company’s executive officers with the interests of the Company’s stockholders, the Company maintains stock ownership guidelines (set forth in the Company’s Corporate Governance Principles, which are available on the Company’s website) that require that each executive officer retain a minimum equity ownership interest in the Company. See “Stock Ownership Guidelines” below for additional detail.

•
The Company’s insider trading policy prohibits the Company’s executive officers from short-selling the Company’s Common Stock, trading in derivative securities related to the Company’s securities, including the Company’s Common Stock, or otherwise engaging in activities designed to hedge against the Company’s Common Stock.

•
The Company’s executive officers participate in broad-based Company-sponsored health and welfare benefits programs and the Company’s 401(k) plan on the same basis as other regular employees. Other than such benefits, the Company does not provide perquisites or other personal benefits to its executive officers.

•
The Company does not currently offer, nor does the Company have plans to provide, defined benefit pension arrangements or nonqualified deferred compensation plans or arrangements to its executive officers.

Compensation Consultant. The Compensation Committee directly engages and regularly consults with Farient Advisors LLC (“Farient”) as its independent compensation consultant for ongoing executive compensation matters, including advice about SanDisk’s executive compensation philosophy, peer groups, pay positioning (by component and in total), and compensation design. Farient reports directly to the Compensation Committee and does not provide any services to the Company other than the compensation consulting services provided to the Compensation Committee. The Compensation Committee has assessed the independence of Farient pursuant to the independence factors specified by the SEC rules (as incorporated into the NASDAQ listing standards) and concluded that no conflict of interest exists that would prevent Farient from independently representing the Compensation Committee.

Comparison to Peer Companies.  Consistent with the compensation philosophies described above, the goal of the Company is to provide its executive officers, including the Named Executive Officers, with a compensation program that is competitive relative to its industry peers. To that end, the Compensation Committee evaluates executive compensation relative to compensation paid to similarly situated executive officers at companies determined to be peer companies of the Company. With the assistance of its independent compensation consultant, Farient, the Compensation Committee reviewed and approved the following selected peer companies for fiscal 2015:

Advanced Micro Devices, Inc. Analog Devices, Inc. Broadcom Corporation Freescale Semiconductor, Ltd. Juniper Networks, Inc. Marvell Technology Group Ltd. Micron Technology, Inc.	NetApp, Inc. NVIDIA Corporation Seagate Technology PLC Symantec Corporation Texas Instruments Incorporated VMware, Inc. Western Digital Corporation

The 2015 peer companies were generally selected on the basis of the following criteria: (i) operate in a similar industry as the Company (but broadened from the 2014 peer companies to include broader storage solutions companies, including systems software), (ii) have at least a 5% growth in revenue, (iii) have at least 45% of revenue from non-U.S. markets, (iv) have revenue in the range of approximately 0.4x to 2.5x the Company’s revenue, (v) have research and development expenditures of at least 8% of revenue, (vi) have at least 35% gross margin, (vii) own and operate fabrication plants, and (viii) have multiple selling channels, including retail and commercial. These criteria are selected because they are indicative of the Company’s business model and profile. The 2015 peer companies included 12 of the same companies from the 2014 peer companies; and the 2015 peer companies included two new companies, Symantec Corporation and VMware, Inc., and excluded Applied Materials, Inc. and Lam Research Corporation, based on their fit within the criteria described above, and LSI Corporation which was acquired by Avago Technologies.

In evaluating competitive compensation levels, the Compensation Committee also refers to survey data from the Radford Global Technology Survey, which focuses on technology-oriented companies. While the Compensation Committee evaluates executive officer compensation relative to the market data, the Compensation Committee does not use a formula for determining compensation for the executive officers, including the Named Executive Officers, and therefore does not benchmark compensation at any specific levels relative to the peer companies. In setting compensation for the Named Executive Officers, the Compensation Committee reviews and considers a multitude of factors, including not only competitiveness, but also experience levels, performance achieved, specific skills or competencies, the desired pay mix between near-, medium- and long-term incentives, the Company’s budget, and the Chief Executive Officer’s recommendation (with respect to executive officers other than himself). In determining the appropriate levels of compensation to be paid to the executive officers, including the Named Executive Officers, the Compensation Committee also considers compensation previously realized by the executive officer in his or her employment with the Company. However, amounts realized from prior compensation were not a material factor in determining the fiscal 2015 compensation for the Named Executive Officers.

Processes and Procedures.  The Chief Executive Officer recommends to the Compensation Committee for its approval the base salary, annual bonus and long-term equity compensation levels for the executive officers other than himself, in accordance with the Compensation Committee charter. At Compensation Committee meetings pertaining to executive officer compensation, the Chief Executive Officer presents compensation recommendations for the executive officers other than himself and explains to the Compensation Committee the basis and rationale for his recommendations. With respect to his recommendations, the Chief Executive Officer considers the scope and responsibility of each executive officer’s position, the individual performance of each executive officer and the contributions of each executive officer to the Company’s performance. He also reviews survey data, provided by Farient, on the compensation of similarly situated executive officers in comparable companies based on size, location and industry, including the Company’s peer companies, to the extent that there is a similarly situated executive officer. Except for the Chief Executive Officer, the Company’s executive officers do not have any role in determining or recommending the form or amount of compensation provided to the Named Executive Officers other than providing financial or other information as the Compensation Committee may request from time to time.

With respect to compensation of each of the executive officers, the Compensation Committee considers the individual performance of the executive officer, the contributions of the executive officer to the Company’s performance and the desired pay mix between near-, medium- and long-term incentives and deliberates to determine an appropriate level of compensation for each executive officer. With respect to the compensation of each of the executive officers other than the Chief Executive Officer, the Compensation Committee also considers the Chief Executive Officer’s recommendations and the basis and rationale for such recommendations, as well as the scope and responsibility of each executive officer’s position. The performance of each executive officer is reviewed annually by the Compensation Committee based on whether various performance objectives were met during the preceding review period and, with respect to executive officers other than the Chief Executive Officer, based on the Chief Executive Officer’s feedback regarding the performance of each executive officer. Each executive officer is given a performance review based on the Compensation Committee’s review, which is then used in the Compensation Committee’s review and analysis of such executive officer’s overall compensation. During the course of its deliberations, the Compensation Committee also reviews data pertaining to executive officer compensation data from the Company’s peer companies and Radford survey data, which data are prepared and presented by Farient and management.

The Company’s Chief Executive Officer, Mr. Mehrotra, does not participate in the Compensation Committee deliberations that relate to his personal compensation and excuses himself from portions of the Compensation Committee meetings during which such deliberations occur. During fiscal 2015, Mr. Mehrotra attended the portions of the meetings of the Compensation Committee relating to Company-wide compensation issues and the compensation of the executive officers other than himself.

Say-on-Pay Results

The Board and management value the opinions of the Company’s stockholders. At the 2015 Annual Meeting of Stockholders, 81% of the votes cast on the say-on-pay advisory vote proposal were in favor of the Company’s executive compensation program. The Board and the Compensation Committee reviewed the results of the say-on-pay vote and in light of the approval by a substantial majority of the Company’s stockholders of the executive compensation program and in light of the pending acquisition by Western Digital, the Compensation Committee did not make any material changes to the executive compensation program. At the 2011 Annual Meeting of Stockholders, approximately 89% of the votes cast on the say-on-pay frequency vote proposal were in favor of holding a say-on-pay advisory vote every year and, consistent with those results, the Board has implemented an annual advisory vote on the Company’s executive compensation program. The Board and the Compensation Committee recognize that executive pay practices and notions of sound governance principles continue to evolve, and will continue to evaluate and adapt the Company’s executive compensation practices.

Elements of the Current Executive Compensation Program

Base Salaries

The Compensation Committee generally reviews the base salaries of the executive officers, including the Named Executive Officers, in the first quarter of each year. To assist with that review, Farient provided the Compensation Committee with a summary of the base salary levels in effect for comparable executive officers based upon Radford survey data as well as the Company’s peer companies for the chief executive officer and chief financial officer (based on their published prior year’s data). The Compensation Committee has typically considered such summaries, as well as internal comparables, individual performance and the Company’s financial performance, in reviewing the executive officers’ base salary levels. The weighting of these factors by the Compensation Committee has been subjective, and not formulaic. The Compensation Committee does not use a formula for determining the executive officers’ base salaries and other forms of compensation and does not benchmark compensation at any specific levels relative to the peer companies.

Based on the subjective factors described above, the Compensation Committee determined it was appropriate to set annual base salaries for fiscal 2015 as follows, effective February 23, 2015:

	Base Salary
	2015	2014	% Change
Sanjay Mehrotra	$1,050,000	$1,000,000	5.0%
Judy Bruner	$651,000	$620,000	5.0%
Sumit Sadana	$542,000	$516,000	5.0%
Dr. Siva Sivaram	$490,000	$459,000	6.8%
Shuki Nir	$420,000	$387,000	8.5%

The Compensation Committee increased the base salary of the Named Executive Officers for fiscal 2015 after evaluating individual performance, the Company’s financial performance, and industry comparables from the peer companies and the Radford technology survey. In addition to these factors, Dr. Sivaram received a 6.8% increase in base salary due to his promotion to Senior Vice President, Memory Technology, and Mr. Nir received an 8.5% increase in base salary due to his salary being low when measured against internal comparables, and also his outstanding leadership of the Company’s retail business.

The total base salaries effective for fiscal 2015 for each of the Named Executive Officers are as set forth in the “Salary” column of the Summary Compensation Table.

Annual Bonus Awards

Although none of the executive officers, including the Named Executive Officers who are currently employees of the Company, has an employment agreement or other contractual right to bonus awards for any given year (other than the change in control agreements entered into with the Named Executive Officers and the severance benefits agreement entered into with the Chief Executive Officer), in recent years, the Company has granted bonus awards to the Named Executive Officers. These bonus awards were determined based on the achievement of specified performance goals, which were the same performance goals for the bonus awards provided to the Company’s broader employee population. In February 2015, the Compensation Committee approved the 2015 bonus program in which the employees, including the Named Executive Officers, were participants. Bonus awards provided to the Named Executive Officers under the 2015 bonus program were designed so that they may qualify as “performance-based” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), with respect to all of the Named Executive Officers. The Named Executive Officers’ awards under the 2015 bonus program are based on a target bonus amount that is expressed as a percentage of base salary. Such target bonus amounts for each of the Named Executive Officers were approved by the Compensation Committee based on its review of comparable bonus opportunities at the Company’s peer companies and the Radford survey data, internal comparability with percentage targets of other executive officers and the executive officer’s level of responsibility, experience and knowledge. The target bonus amounts generally increase as an executive officer’s responsibilities increase, reflecting the Company’s compensation philosophy that as an executive officer’s level of responsibility increases, a greater portion of that executive officer’s total compensation should be dependent on the Company’s performance.

In February 2015, the Compensation Committee set the target bonus percentages for certain Named Executive Officers for fiscal 2015 as follows:

2015 Target Bonus Percentage
Sanjay Mehrotra	150%
Judy Bruner	100%
Sumit Sadana	90%
Dr. Siva Sivaram	75%
Shuki Nir	65%

The 2015 target bonus percentages were the same as the target bonus percentages for fiscal 2014. In accordance with Section 162(m) of the Code, the Compensation Committee established a maximum bonus amount payable to each of the Named Executive Officers under the 2015 bonus program of 300% of his or her target bonus amount in connection with the achievement of the business objectives described below. The Compensation Committee applied the same 2015 bonus program and maximum payout of 300% of target bonus to Ms. Bruner, although the compensation of the principal financial officer is not subject to Section 162(m) of the Code. Subject to the maximum target bonus amount, the Compensation Committee has the discretion to vary the individual bonuses based on the performance of the Company and the individual.

The amount of bonuses payable under the 2015 bonus program was based on the following:

•	the Company’s performance during fiscal 2015 relative to a non-GAAP EPS target, which constituted 60% of the 2015 bonus program, and

•	the Company’s performance relative to strategic objectives, which collectively constituted 40% of the 2015 bonus program, relating to:

•	memory technology in 2-dimensional NAND (“2D NAND”) and 3D NAND;

•	system technology in client and enterprise solutions;

•	strategic OEM customer ratings on quality;

•	growth in mobile and connected solutions revenue;

•	progress of 15nm transition in client SSD solutions, and

•	growing and diversifying enterprise SSD solutions and revenue.

The Company’s non-GAAP EPS for fiscal 2015 was $3.61 per share, which was below the minimum EPS target, so no bonus amounts were earned as a result of the performance against the EPS objective. With the exception of one objective, the Company exceeded the threshold performance for the strategic objectives identified above. Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures,” of the Company’s Form 10-K for the fiscal year ended January 3, 2016 filed with the SEC on February 12, 2016 includes a discussion of the non-GAAP financial measures used by the Company. The table within the non-GAAP financial measures discussion reconciles the Company’s non-GAAP net income to the Company’s GAAP-basis net income and shows how the corresponding per-share amounts were derived. The discussion following that table also includes a description of the adjustments shown in the table, including income tax adjustments.

After the completion of fiscal 2015, the Compensation Committee evaluated the fiscal 2015 performance of the Company and the individual performance of each Named Executive Officer who was currently an employee of the Company. As a result of the Company’s achievement against the strategic objectives described above, each of the Named Executive Officers became eligible for the maximum bonus amount of 300% of his or her target bonus amount; however, the Compensation Committee considered that the Company failed to achieve the minimum EPS target under the 2015 bonus program in determining the actual bonuses paid to the Named Executive Officers. The Compensation Committee also considered the individual performance of the Named Executive Officers eligible for a bonus award, as follows:

•
Mr. Mehrotra - The Compensation Committee considered Mr. Mehrotra’s contributions to the achievement of the Company’s 2015 strategic objectives, as well as his leadership in key decisions about future strategy and his leadership in executing the merger agreement with Western Digital.

•
Ms. Bruner - The Compensation Committee considered Ms. Bruner’s contributions to the Company’s financial matters, investor relations, other administrative and infrastructure functions and corporate management of the Company, including with respect to her contributions to the due diligence effort and merger agreement execution with Western Digital.

•
Mr. Sadana - The Compensation Committee considered Mr. Sadana’s contributions to the Company’s overall strategy, the growth of the enterprise business in fiscal 2015 and the negotiation and execution of the merger agreement with Western Digital.

•
Dr. Sivaram - The Compensation Committee considered Dr. Sivaram’s leadership of the Company’s memory technology group, which successfully ramped 15nm 2D NAND capacity, achieving record yields for the Company, and made progress against its 3D NAND roadmap in fiscal 2015, including initial shipments of 3D NAND retail products and OEM customer samples.

•
Mr. Nir - The Compensation Committee considered Mr. Nir’s leadership of the Company’s retail strategy and business, which continued its strong revenue and profit profile, market share leadership in key markets, and introduction of new products. The Compensation Committee also considered Mr. Nir’s leadership in the Company’s corporate marketing strategy and achievements.

Upon consideration of each of the foregoing company-wide and individual factors, the Compensation Committee determined that the actual bonus awards for fiscal 2015 for the Named Executive Officers eligible for such awards should be as follows:

	2015 Bonus Payout	As a Percent of Target Bonus
Sanjay Mehrotra	$472,500	30%
Judy Bruner	$195,300	30%
Sumit Sadana	$146,560	30%
Dr. Siva Sivaram	$110,500	30%
Shuki Nir	$81,900	30%

The average bonus award of 30% of target bonus is significantly below the average bonus award of 125% for each Named Executive Officer in fiscal 2014, since the Company failed to meet its threshold EPS target in 2015. These annual bonuses earned by the Named Executive Officers for fiscal 2015 are also set forth in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

Clawback Policy on Bonus Awards

The Section 16 Officers, including the Named Executive Officers, are subject to the Company’s clawback policy. The Company’s clawback policy provides that the Board may require reimbursement or forfeiture of all or a portion of any bonus compensation paid to such individual to the extent that (i) the Company’s financial statements are required to be restated as a result of material non-compliance with any financial reporting requirements under the federal securities laws (other than a restatement due to a change in financial accounting rules), (ii) as a result of such restatement, a performance measure or specified performance target which was a material factor in determining the amount of bonus compensation previously earned by the individual is restated, and (iii) upon a determination by the Board, a lesser payment of bonus compensation would have been made to the individual based upon the restated financial results. The Board intends to revisit the Company’s clawback policy once the SEC adopts final rules implementing the requirements of Section 954 of the Dodd-Frank Act.

Long-Term Share-Based Incentive Awards

The Company’s policy is that the long-term compensation of the executive officers, including the Named Executive Officers, should be directly linked to the value provided to the Company’s stockholders. Therefore, 100% of the Named Executive Officers’ long-term compensation is currently awarded in the form of share-based instruments that are in, or valued by reference to, the Company’s Common Stock. The Company’s share-based awards historically have been granted in the form of a combination of stock options and RSUs, with the general goal of delivering equal value in stock options and RSUs. The number of shares of Common Stock subject to each annual award is intended to create a meaningful opportunity for stock ownership in light of the Named Executive Officer’s current position with the Company, the economic value of comparable awards to comparable executive officers at the Company’s peer companies and the Radford survey data, the individual’s potential for increased responsibility and promotion over the award term, and the individual’s performance in recent periods. However, the Compensation Committee does not adhere to any specific guidelines as to the relative equity award holdings of the Company’s executive officers, including the Named Executive Officers. Furthermore, similar to the setting of base salaries, the weighting of the above factors is subjective, and the Compensation Committee does not use a formula to determine the number or value of share-based incentive awards granted to any executive officer, including the Named Executive Officers.

Stock options represented approximately 50% of the dollar value of the long-term share-based incentive awards granted in 2015 to all Named Executive Officers. RSUs represented approximately 50% of the dollar value of the long-term share-based incentive awards granted in 2015 to all Named Executive Officers. The Company granted stock options because options closely align the interests of our Named Executive Officers with those of our stockholders in that option holders realize value from the award only upon appreciation in the value of the Company’s Common Stock. The Company generally grants RSUs at a ratio of one RSU to three stock options.

Timing.  The Compensation Committee typically grants long-term share-based incentive awards in the first quarter of the fiscal year, except for awards to new hires and awards related to the promotion and retention of current employees. However, there is no formal program, plan or policy in place at the Company or in the Compensation Committee’s charter with respect to the timing of long-term share-based incentive award grants, except as set forth below with respect to grants to new employees and related to promotions and retention. The Compensation Committee has complete discretion as to when it awards long-term share-based incentive awards. There is also no program, plan or policy related to the timing of grants to the executive officers in coordination with the release of material nonpublic information. Long-term share-based incentive awards granted to new hires or to promoted employees occur after the new hire has joined the Company or, in the case of a promoted employee, after the promotion has been approved. For a newly hired or promoted executive officer, the associated stock award is granted at the next meeting of the Compensation Committee. For a newly hired or promoted employee who is not an executive officer, the associated stock award is granted by the Company’s Secondary Board Committee or Secondary Executive Committee (with respect to stock options) which generally takes actions at least once per month.

Stock Options.  The Compensation Committee grants a portion of the long-term share-based incentive awards to the executive officers, including the Named Executive Officers, in the form of stock options with an exercise price that is equal to the fair market value of the closing price of the Common Stock on the grant date. Thus, the Named Executive Officers will only realize value on their stock options if the Company’s stockholders realize value on their shares. The stock options also function as a retention incentive for the Company’s executive officers as they generally vest and become exercisable over a four year period following the grant date. In fiscal 2015, the Compensation Committee granted stock options to each of the Named Executive Officers. The material terms of these stock options granted in fiscal 2015 to the Named Executive Officers are described below under “Grants of Plan-Based Awards in Fiscal 2015.”

RSUs.  The Compensation Committee grants a portion of the long-term share-based incentive awards to the executive officers, including the Named Executive Officers, in the form of RSUs. An RSU represents a contractual right to receive one share of Common Stock if the applicable vesting requirements are satisfied. The Company has determined that it is advisable to grant RSUs in addition to stock options (and in lieu of larger stock option grants) in order to minimize stock expense to the Company and dilution to stockholders as well as to attract and retain the executive officers. RSUs granted in fiscal 2015 function as a retention incentive as they generally vest and result in the annual issuance of stock over a four year period following the grant date. In fiscal 2015, the Compensation Committee granted RSUs subject to such time-based vesting to each of the Named Executive Officers. The material terms of these RSUs granted in fiscal 2015 to the Named Executive Officers are described below under “Grants of Plan-Based Awards in Fiscal 2015.”

In February 2015, the Compensation Committee granted RSUs and stock options to each of the Named Executive Officers as described under “Grants of Plan-Based Awards in Fiscal 2015.” In determining such grants, the Compensation Committee and the Chief Executive Officer, as applicable, considered the following general factors:

•	The economic value of the share-based awards granted to comparable executive officers at the Company’s peer companies;

•	The proportional amount and value of the Named Executive Officer’s unvested share-based incentive awards in comparison to the other executive officers;

•	The Company’s financial performance in fiscal 2014; and

•	The Named Executive Officer’s expected future contributions to the Company.

In February 2015, the Compensation Committee and the Chief Executive Officer, as applicable, also considered each individual’s contributions to the Company’s financials, operations and strategic direction, their performance in the prior financial period and their continued leadership and expected contributions to the Company going forward.

Severance and Other Benefits Upon Termination of Employment or Change in Control

In order to achieve the Company’s compensation objective of attracting, retaining and motivating qualified executive officers, the Company believes that it needs to provide the executive officers with severance protections that are consistent with the severance protections offered by its peer companies. The Company’s philosophy is that a contractual right to severance pay should exist for certain executive officers, including the Named Executive Officers, only upon certain terminations of employment in connection with a change in control of the Company, and for the Chief Executive Officer, upon certain other terminations of employment.

Severance Benefits Agreement Upon Termination of Employment.  In connection with his promotion to Chief Executive Officer in January 2011, Mr. Mehrotra and the Company entered into a separate severance agreement not related to a change in control of the Company, pursuant to which Mr. Mehrotra is entitled to severance benefits upon his termination without “cause” or voluntary resignation for “good reason” (as those terms are defined in the severance agreement) without regard to whether a change in control has occurred. The benefits payable to Mr. Mehrotra under his severance agreement are generally the same as provided for under his change in control agreement, which is discussed below, with the exception that the severance payment is two times his base salary without a multiple of bonus and he is still entitled to a pro-rata cash incentive bonus for the year in which his termination of employment has occurred. Only the equity awards which would vest over the 24 months following Mr. Mehrotra’s termination of employment would accelerate upon his termination of employment (instead of all of Mr. Mehrotra’s then outstanding equity awards as provided for under his change in control agreement). In the event that Mr. Mehrotra is eligible to receive severance benefits under both his severance agreement and his change in control agreement, he will be entitled only to the severance benefits provided under his change in control agreement.

Executive Severance Benefits Agreement Upon a Change in Control.  Uncertainty regarding the continued employment of the executive officers upon the occurrence or potential occurrence of a change in control transaction results from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. However, the Company generally does not believe that the executive officers should be entitled to cash severance benefits merely because a change in control transaction occurs. In order to encourage the executive officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction are often uncertain, the Company provides executive officers with severance benefits pursuant to a change in control agreement, if their employment is terminated by the Company without “cause” or by the executive officer for “good reason” (as those terms are defined in the agreements) within three months before or 18 months following a change in control (a “Qualifying Termination”). The Company believes that a protected period of three months before and 18 months following a change in control is in line with the severance protections provided to comparable executive officers at the Company’s peer companies. Given that none of the Named Executive Officers has an employment agreement that provides for a fixed position or duties, or for a fixed base salary or fixed annual bonus, absent some form of severance trigger upon “good reason,” potential acquirers could constructively terminate a Named Executive Officer’s employment and avoid paying severance. For example, following a change in control, an acquirer could materially demote a Named Executive Officer, reduce significantly his or her salary and/or eliminate his or her annual bonus opportunity to force the Named Executive Officer to terminate his or her own employment and thereby avoid paying severance. The Company believes that constructive terminations in connection with a change in control are conceptually the same as actual terminations, and that acquirers would otherwise have an incentive to constructively terminate Named Executive Officers to avoid paying severance. As a result, the change in control agreements the Company has entered into with its Named Executive Officers permit the Named Executive Officers to terminate their employment in connection with a change in control for certain “good reasons” that the Company believes result in the constructive termination of the Named Executive Officers’ employment.

None of the change in control agreements of the Named Executive Officers provide for a tax “gross-up” obligation by the Company in the event of any excise tax payable as a result of Section 280G of the Code. Instead, the change in control agreements provide for a “Best Results” methodology (which means that if a Named Executive Officer would be subject to such excise tax, any payments and benefits must be reduced to avoid triggering the excise tax if the reduction would result in a greater after-tax amount to the executive officer compared to the amount the executive officer would receive net of the excise tax if no reduction were made). The change in control agreements are for a term of four years and, with the exception of Mr. Mehrotra’s agreement, provide for a severance payment of one and one-half times the annual base salary and target bonus, as well as 18 months of Company-paid medical insurance, in the event of a Qualifying Termination. Under Mr. Mehrotra’s change in control agreement, in the event of a Qualifying Termination, the severance payment is three times his annual base salary and target bonus and his entitlement to Company-paid medical insurance is for 24 months.

As discussed under “Annual Bonus Awards” and “Subsequent Committee Actions,” the Compensation Committee has established a target bonus percentage for each Named Executive Officer. Severance payments under the change in control agreements are based on these target bonus percentages as in effect for the calendar year in which the change in control occurs, regardless of actual performance and regardless of whether the Compensation Committee had the discretion to award a lower bonus or no bonus. The Company believes that the use of target bonuses for this purpose is appropriate to provide certainty to the executive officers and to avoid disputes concerning the calculation of severance payments.

The change in control agreements with the Named Executive Officers also provide certain other severance protections, such as (i) accelerated vesting of outstanding equity awards (with accelerated options, to the extent not exercised in connection with the change in control, to remain exercisable for 12 months following termination, subject to the maximum term of the option); and (ii) executive outplacement benefits for 12 months following termination (including resume assistance, career evaluation and assessment, individual career counseling, access to one or more on-line employment databases, and administrative support). Similar to cash severance benefits, the Company believes these other severance benefits are consistent with the severance arrangements of the Company’s peer companies and provide the Named Executive Officers with financial and personal security during a period of time when they are likely to be unemployed.

The Named Executive Officers’ change in control agreement and Mr. Mehrotra’s severance agreement were not amended in connection with the pending acquisition of the Company by Western Digital, and no new agreements were entered into between any of the Named Executive Officers and Western Digital.

Please see “Potential Payments Upon Termination or Change in Control” below for a description of the potential payments that may be made to the Named Executive Officers in connection with their termination of employment or a change in control.

401(k) Retirement Benefits

The Company provides a retirement benefit opportunity to its executive officers, including the Named Executive Officers, under the terms of its tax-qualified 401(k) plan. In fiscal 2015, the Company made a discretionary matching contribution on behalf of each participant equal to one-half of the first 6% of compensation contributed to the plan by the participant up to the maximum IRS annual limit. The Named Executive Officers participate in the plan on the same terms as the Company’s other participating employees. The Company does not maintain any other deferred compensation (including nonqualified deferred compensation), defined benefit or supplemental retirement plans for its Named Executive Officers.

Subsequent Committee Actions

In January and February 2016, the Compensation Committee established performance targets and a maximum individual bonus payout amount in connection with the Company’s fiscal 2016 annual cash incentive program (the “2016 bonus program”) for the Company’s executive officers, including the Named Executive Officers. The performance targets under the 2016 bonus program relate to quarterly non-GAAP EPS goals and certain strategic objectives, including performance against industry. The Committee will assess the attainment of these EPS goals and progress against the strategic objectives each quarter and determine the bonus payable under the 2016 bonus program at the earlier of (a) the closing of the acquisition by Western Digital, or (b) the end of fiscal 2016. For fiscal 2016, based on the factors discussed above under “Base Salaries,” the Compensation Committee set the fiscal 2016 base salaries of the Named Executive Officers as follows: Mr. Mehrotra, $1,050,000; Ms. Bruner, $670,530; Mr. Sadana, $558,260; Dr. Sivaram, $504,700; and Mr. Nir, $432,600. These base salary adjustments, effective as of February 22, 2016, reflect increases from the most recent salaries for each of these Named Executive Officers of 3% each, except for Mr. Mehrotra, whose base salary remains the same. The target bonus percentages remained the same for each of the Named Executive Officers.

In February 2016, the Compensation Committee approved the grant of long-term share-based incentive awards to each of the Named Executive Officers. In light of the Company’s pending acquisition by Western Digital, the Compensation Committee granted 2016 awards solely in the form of RSUs, which vest and result in the annual issuance of stock over a four year period following the grant date.

Stock Ownership Guidelines

Each Director and executive officer is required to beneficially own Common Stock (within the meaning of Rule 13d-3 under the Exchange Act), with a minimum stock ownership requirement, if any, as determined by the Board from time to time. The Company has stock ownership guidelines, as set forth in the Company’s Corporate Governance Principles, establishing required minimum equity stakes (calculated by including shares of Company Common Stock owned outright and half a share for each Company unvested RSU) and outright equity ownership (defined as shares of Company Common Stock owned outright) for Directors and executive officers. The revised stock ownership guidelines provide for a phase-in period of five years from appointment as a Director or executive officer or from modification of the stock ownership guidelines, provided that if a Director or executive officer achieves compliance with either (or both, as the case may be) of the required equity stake and the required outright equity ownership prior to expiration of the applicable phase-in period, then the Director or executive officer must continue to comply with such holding requirement(s) as if the applicable phase-in period had expired. The revised stock ownership guidelines contain the following required minimum equity stakes and outright equity ownership:

Company Position	Required Equity Stake	Required Outright Equity Ownership
	(Shares)
Director	5,000	3,000
Chief Executive Officer	65,000	16,250
Executive Vice President	25,000	6,250
Senior Vice President	15,000	3,750

The Company’s Directors and executive officers complied with the stock ownership guidelines in effect in fiscal 2015.

The Company’s stock ownership guidelines are set forth in the Company’s Corporate Governance Principles, which are available on the Company’s website.

Insider Trading Policy

The Company’s insider trading policy prohibits the Company’s employees, including executive officers, from short-selling the Company’s Common Stock, trading in derivative securities related to the Company’s securities, including the Company’s Common Stock, or otherwise engaging in activities designed to hedge against the Company’s Common Stock.

Section 162(m) Policy

Section 162(m) of the Code disallows a tax deduction to publicly-held companies for compensation paid to certain executive officers, to the extent that compensation exceeds $1 million per officer in any year. The limitation applies only to compensation which is not considered to be performance-based, either because it is not tied to the attainment of performance milestones or because it is not paid pursuant to a stockholder-approved plan. The Compensation Committee believes that in establishing the cash and equity incentive compensation programs for the Company’s executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. Accordingly, the Compensation Committee may provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash bonus programs tied to the Company’s financial performance or share-based awards in the form of restricted stock, RSUs or other forms of equity compensation, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Code. The Compensation Committee believes it is important to maintain incentive compensation at the requisite level to attract and retain the executive officers essential to the Company’s financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

Accounting for Share-based Compensation

The Compensation Committee takes accounting considerations into account in designing compensation plans and arrangements for the Company’s executive officers, other employees, and Directors. Chief among these is Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), the standard which governs the accounting treatment of share-based compensation awards.

ASC 718 requires the Company to measure and record in the Company’s consolidated statement of operations all share-based payments to executive officers, employees, and Directors based on their grant date fair values. The application of ASC 718 involves judgment in the determination of inputs into the Black-Scholes-Merton valuation model that the Company uses to determine the fair value of stock options. These inputs are based upon assumptions as to the volatility of the underlying stock, risk free interest rates, dividend yields, and the expected term of the options. As required under GAAP, the Company reviews its valuation assumptions periodically, and, as a result, the Company’s valuation assumptions used to value stock options granted in future periods may vary from the valuation assumptions the Company has used previously.

ASC 718 also requires the Company to recognize the compensation cost of share-based payments based upon the grant date fair value of the award in the Company’s consolidated statement of operations over the period that an employee or Director is required to render service in exchange for the award (which, generally, will correspond to the award’s vesting schedule). This calculation is performed for accounting purposes and reported in the compensation tables below for the Company’s executive officers and Directors, even though the Company’s executive officers and Directors may never realize any value from their awards.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (“Exchange Act”), except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Exchange Act.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the “Compensation Discussion and Analysis” of this Form 10-K/A. Based upon this review and discussions, the Compensation Committee has recommended to the Company’s Board that this “Compensation Discussion and Analysis” be included in this Form 10-K/A.

The foregoing report is provided by the following Non-Employee Directors, who constituted the Compensation Committee and participated in the review, discussions and recommendation referred to above with respect to the “Compensation Discussion and Analysis” of this Form 10-K/A:

Compensation Committee of the Board of Directors

Eddy W. Hartenstein (Chair)
Steven J. Gomo
D. Scott Mercer

EXECUTIVE COMPENSATION

Summary Compensation Table - Fiscal Years 2013-2015

The following table presents information regarding compensation of the Named Executive Officers for services rendered during fiscal 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)*	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Sanjay Mehrotra,	2015	1,080,769	—		5,164,375	3,836,044	472,500	172,493	10,726,181
President & Chief Executive Officer (4)	2014	1,028,846	—		4,661,875	3,748,988	1,875,000	184,254	11,498,963
	2013	946,134	—		3,231,875	3,296,606	3,063,750	100,218	10,638,583

Judy Bruner,	2015	670,077	—		1,233,000	869,733	195,300	50,163	3,018,273
Executive Vice President, Administration and Chief Financial Officer	2014	639,135	—		1,305,325	954,634	775,500	59,100	3,733,694
	2013	593,516	—		904,925	853,477	1,275,000	32,605	3,659,523

Sumit Sadana,	2015	557,846	—		1,027,500	724,778	146,560	50,290	2,506,974
Executive Vice President, Chief Strategy Officer and General Manager, Enterprise Solutions	2014	532,000	—		932,375	681,881	581,000	56,902	2,784,158
	2013	494,757	—		646,375	609,626	960,000	32,049	2,742,807

Dr. Siva Sivaram,	2015	502,885	—		822,000	579,822	110,500	34,810	2,050,017
Executive Vice President, Memory Technology	2014	474,923	—		298,360	218,202	431,000	34,624	1,457,109
	2013	245,769	100,000	(5)	1,833,000	418,775	290,000	14,673	2,902,217

Shuki Nir,	2015	429,808	—		739,800	521,840	81,900	32,238	1,805,586
Senior Vice President, Corporate Marketing, and General Manager, Retail	2014	397,614	—		783,195	572,780	315,000	33,017	2,101,606

*	Fiscal 2015 included an extra two-week pay period due to a 53 week fiscal year.

(1)
The amounts shown represent the full grant date fair value of the stock awards and option awards granted to the Named Executive Officers during the fiscal year as computed in accordance with ASC 718. For a discussion of the assumptions and methodologies used to calculate the valuations of the stock awards and option awards, please see the discussion of stock awards and option awards contained in Note 10, “Stockholders’ Equity and Share-based Compensation,” of the Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data,” of the Company’s Form 10-K for the fiscal year ended January 3, 2016 filed with the SEC on February 12, 2016. Under GAAP, compensation expense with respect to stock awards and option awards granted to the Company’s employees is generally recognized over the vesting periods applicable to the awards.

(2)
As described in the “Compensation Discussion and Analysis” under “Elements of the Current Executive Compensation Program - Annual Bonus Awards,” the Named Executive Officers received bonus awards in fiscal 2015, 2014 and 2013, in the amounts disclosed.

(3)	The following table sets forth additional information with respect to the amounts reported in “All Other Compensation”:

	Declared Dividends Accrued on Unvested RSUs ($)	401(k) Plan Matching Contribution ($)	Imputed Income from Term Life Insurance Coverage ($)	Other ($) (a)		Total ($)
Sanjay Mehrotra	137,812	3,462	10,450	20,769	(b)	172,493
Judy Bruner	36,900	6,615	6,648	—		50,163
Sumit Sadana	39,375	9,000	1,915	—		50,290
Dr. Siva Sivaram	29,700	—	4,922	188		34,810
Shuki Nir	21,263	9,000	1,454	521		32,238

(a)	Includes taxable long-term disability imputed income, taxable paid time off donation and/or non-cash awards.

(b)	Includes $20,192 in taxable paid time off donation and $577 in taxable long-term disability imputed income.

(4)	As an employee-Director, Mr. Mehrotra did not receive additional compensation for his services as a Director in fiscal 2013, 2014 or 2015.

(5)	The amount shown reflects sign-on bonus for Dr. Sivaram, who joined the Company in fiscal 2013.

Compensation of Named Executive Officers

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to the Named Executive Officers in fiscal 2015, 2014 and 2013. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, a non-equity incentive plan compensation award and long-term equity incentives consisting of stock options and RSUs. The Named Executive Officers also earned or were paid the other benefits listed in the “All Other Compensation” column of the Summary Compensation Table, as further described in footnotes to the table.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each Named Executive Officer’s base salary and annual bonus is provided immediately following this paragraph. The Grants of Plan-Based Awards in Fiscal Year 2015 table, and the description of the material terms of the RSUs and stock options granted in fiscal 2015 that follows the table, provides information regarding the long-term equity incentives awarded to the Named Executive Officers in fiscal 2015. The Outstanding Equity Awards at Fiscal 2015 Year-End table and the Option Exercises and Stock Vested in Fiscal Year 2015 table provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards. The discussion of the potential payments due upon a termination of employment or change in control that follows in “Change of Control Benefits Agreements with Named Executive Officers” is intended to further explain the potential future payments that are, or may become, payable to the Named Executive Officers under certain circumstances.

Description of Employment Agreements, Salary and Bonus Amounts

As indicated above, none of the Named Executive Officers is employed pursuant to an employment agreement. As a result, their base salary and bonus opportunities are not fixed by contract. Instead, generally in the first quarter of each fiscal year, the Compensation Committee establishes the base salary level for each of the Named Executive Officers. In making its determination, the Compensation Committee considers the factors discussed above under “Elements of the Current Executive Compensation Program - Base Salaries.” After the completion of fiscal 2015, the Compensation Committee evaluated the performance of the Company and the individual performance of each Named Executive Officer during the year, and made bonus payments in March 2016 to each of the Named Executive Officers with respect to fiscal 2015. The material terms of the bonuses paid with respect to fiscal 2015 are described above under “Elements of the Current Executive Compensation Program - Annual Bonus Awards.”

Consistent with the Company’s philosophy that a substantial portion of compensation should be contingent on the Company’s performance, equity and non-equity incentive compensation for Named Executive Officers in fiscal 2015, the value of which, as described below under “Description of Plan-Based Awards,” is significantly dependent upon Company performance, comprised a large percentage of total compensation. The Company believes this allocation of base salary and incentive compensation in proportion to total compensation is appropriate to balance the Company’s dual goals of aligning the interests of executives and stockholders and providing predictable benefit amounts that reward an executive’s continued service.

Grants of Plan-Based Awards in Fiscal Year 2015

The following table presents information regarding the equity incentive awards and non-equity incentive plan awards granted to the Named Executive Officers during fiscal 2015 under the 2013 Incentive Plan (the “2013 Plan”). The material terms of each grant are described below under “Description of Plan-Based Awards.”

		Estimated Possible Payouts under Non‑Equity Incentive Plan Awards			All Stock Awards: Number of Shares of Stock or Units (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Name	Grant Date	Threshold ($) (1)	Target ($) (1)	Maximum ($) (1)
Sanjay Mehrotra	2/22/2015					187,500	82.63	3,836,044
	2/22/2015				62,500			5,164,375
	2/22/2015	—	1,575,000	4,725,000

Judy Bruner	2/17/2015					45,000	82.20	869,733
	2/17/2015				15,000			1,233,000
	2/17/2015	—	651,000	1,953,000

Sumit Sadana	2/17/2015					37,500	82.20	724,778
	2/17/2015				12,500			1,027,500
	2/17/2015	—	487,800	1,463,400

Dr. Siva Sivaram	2/17/2015					30,000	82.20	579,822
	2/17/2015				10,000			822,000
	2/17/2015	—	367,500	1,102,500

Shuki Nir	2/17/2015					27,000	82.20	521,840
	2/17/2015				9,000			739,800
	2/17/2015	—	273,000	819,000

(1)
Under the 2015 bonus program, each Named Executive Officer is eligible for a maximum bonus amount equal to 300% of his or her target bonus upon the achievement of any one of the objectives established under the 2015 bonus program. However, the Compensation Committee has the ability to exercise its discretion to adjust the actual payout to a lesser amount or to eliminate the bonus payout entirely. As a matter of practice, the Compensation Committee generally exercises discretion to pay each executive officer a lesser amount upon consideration of the actual achievement of the financial and strategic objectives in the fiscal year, the relative weightings assigned to the financial and strategic objectives by the Compensation Committee, the individual performance of the executive officer, and other factors as described under “Compensation Discussion and Analysis - Elements of the Current Executive Compensation Program - Annual Bonus Awards.” Amounts under “Threshold” reflect that no payouts would have been payable under the 2015 bonus program if the Compensation Committee determined that actual achievement was sufficiently low compared against the established objectives under the 2015 bonus program. Amounts under “Target” reflect the target bonus amount, which would have been paid to the executive officer if each of the objectives had been achieved at 100% and the individual performance of each executive officer met his or her specified target levels, and the Compensation Committee had exercised its discretion accordingly, which, for each executive officer, would have been 100% of his or her target bonus. Actual bonuses paid under the 2015 bonus program are reflected in the “Non-Equity Incentive Plan Compensation” column of the table labeled “Summary Compensation Table” above.

(2)
The amounts represent the full grant date fair value of the stock awards and option awards granted in fiscal 2015 as computed in accordance with ASC 718. For a discussion of the assumptions and methodologies used to calculate the valuations of the stock awards and option awards, please see the discussion of stock awards and option awards contained in Note 10, “Stockholders’ Equity and Share-based Compensation,” of the Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data,” of the Company’s Form 10‑K for the fiscal year ended January 3, 2016 filed with the SEC on February 12, 2016. Under GAAP, compensation expense with respect to stock awards and option awards granted to the Company’s employees is generally recognized over the vesting periods applicable to the awards.

Description of Plan-Based Awards

All actual non-equity incentive plan payouts were made under the 2015 bonus program and are disclosed in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

During fiscal 2015, each Named Executive Officer was awarded time-based RSU and stock option awards. Each of these awards was granted under, and is subject to the terms of, the 2013 Plan. The 2013 Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the provisions and make all required determinations under the 2013 Plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the 2013 Plan are generally transferable only to a beneficiary of a Named Executive Officer upon his or her death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value.

Under the terms of the 2013 Plan, if there is a change in control of the Company, each Named Executive Officer’s outstanding share-based awards granted under the plan will generally become fully vested and, in the case of options, exercisable, to the extent such outstanding awards are not substituted or assumed in connection with the transaction. Any options that would vest in connection with a change in control generally must be exercised prior to the change in control, or they will be canceled in exchange for the right to receive a cash payment in connection with the change in control transaction. In addition, if there is a change in control of the Company, the Compensation Committee may terminate the performance period applicable to the cash incentive award and pro-rate (based on the number of days during the performance period prior to the transaction) the bonus and performance objectives based on year-to-date performance.

Restricted Stock Units

Each RSU reported in the table above and granted to the Named Executive Officers in fiscal 2015 represents a contractual right to receive one share of the Company’s Common Stock if the vesting requirements described below are satisfied. RSUs are credited to a bookkeeping account established by the Company on behalf of each Named Executive Officer receiving such an award. The RSUs are subject to a four year vesting schedule, with 25% of the units vesting annually from the vesting commencement date. Outstanding RSUs, however, may terminate earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply, the unvested portion of the RSU will immediately terminate upon a termination of the Named Executive Officer’s employment.

RSUs will generally be paid in an equivalent number of shares of the Company’s Common Stock as they vest. The Named Executive Officers are not entitled to voting rights with respect to the RSUs. However, the Named Executive Officers are entitled to the following dividend equivalent rights with respect to the RSUs. If the Company pays a cash dividend on its Common Stock and the dividend record date occurs after the grant date and before all of the RSUs have either been paid or terminated, then the Company will credit the Named Executive Officer’s bookkeeping account with an amount equal to (i) the per-share cash dividend paid by the Company on its Common Stock with respect to the dividend record date, multiplied by (ii) the total number of outstanding and unpaid RSUs (including any unvested RSUs) as of the dividend record date. These dividend equivalents will be subject to the same vesting, payment and other terms and conditions as the original RSUs to which they relate (except that the dividend equivalents may be paid in cash or such other form as the plan administrator may deem appropriate).

Stock Options

Each stock option reported in the table above was granted with a per-share exercise price equal to the fair market value of a share of Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2013 Plan and the Company’s option grant practices, the fair market value is equal to the closing price of a share of Common Stock on NASDAQ on the applicable grant date.

Each stock option granted to the Named Executive Officers in fiscal 2015 is subject to a four year vesting schedule, with 25% of the option vesting on first anniversary of the vesting commencement date, and the remaining 75% of the option vesting in 12 substantially equal installments on each successive three month anniversary thereafter. Once vested, each stock option will generally remain exercisable until its normal expiration date. Each of the stock options granted to the Named Executive Officers in fiscal 2015 has a term of seven years. Outstanding options, however, may terminate earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply, the unvested portion of the stock option will immediately terminate upon a termination of the Named Executive Officer’s employment. The Named Executive Officer will generally have three months to exercise the vested portion of the stock option following a termination of employment. This period is extended to 12 months if the termination is on account of the Named Executive Officer’s death or permanent disability. However, if a Named Executive Officer’s employment is terminated by the Company for “misconduct” (as determined under the plan), outstanding stock options (whether vested or unvested) will immediately terminate.

The stock options granted to the Named Executive Officers during fiscal 2015 do not include any dividend or dividend equivalent rights.

Outstanding Equity Awards at Fiscal 2015 Year-End

The following table presents information regarding the outstanding share-based awards held by each Named Executive Officer as of January 3, 2016, including the vesting dates for the portions of these awards that had not vested as of that date. Additional information regarding these awards is presented in the footnotes below and in the table below under “Option Exercises and Stock Vested in Fiscal Year 2015.”

	Option Awards (1)						Stock Awards (2)
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)		(i)
Sanjay Mehrotra	1/3/2011	16,875	—		51.24	1/2/2018
	2/22/2011	3,750	—		48.85	2/21/2018
	2/17/2012	37,500	9,375	(4)	47.79	2/16/2019
	2/15/2013	46,875	58,594	(5)	51.71	2/14/2020
	2/18/2014	82,031	105,469	(6)	74.59	2/17/2021
	2/22/2015	—	187,500	(7)	82.63	2/21/2022
							2/17/2012	12,500	(10)	949,875
							2/15/2013	31,250	(11)	2,374,688
							2/18/2014	46,875	(12)	3,562,031
							2/22/2015	62,500	(13)	4,749,375
Totals		187,031	360,938					153,125		11,635,969

Judy Bruner	2/22/2011	3,713	—		48.85	2/21/2018
	2/17/2012	12,375	3,094	(4)	47.79	2/16/2019
	2/15/2013	36,093	16,407	(5)	51.71	2/14/2020
	2/18/2014	22,968	29,532	(6)	74.59	2/17/2021
	2/17/2015	—	45,000	(8)	82.20	2/16/2022
							2/17/2012	4,125	(10)	313,459
							2/15/2013	8,750	(11)	664,913
							2/18/2014	13,125	(12)	997,369
							2/17/2015	15,000	(14)	1,139,850
Totals		75,149	94,033					41,000		3,115,590

	Option Awards (1)						Stock Awards (2)
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)		(i)
Sumit Sadana	2/22/2011	2,475	—		48.85	2/21/2018
	2/17/2012	9,375	2,344	(4)	47.79	2/16/2019
	2/15/2013	9,375	11,719	(5)	51.71	2/14/2020
	2/18/2014	16,406	21,094	(6)	74.59	2/17/2021
	2/17/2015	—	37,500	(8)	82.20	2/16/2022
							2/17/2012	3,125	(10)	237,469
							9/13/2012	6,250	(15)	474,938
							2/15/2013	6,250	(11)	474,938
							2/18/2014	9,375	(12)	712,406
							2/17/2015	12,500	(14)	949,875
Totals		37,631	72,657					37,500		2,849,625

Dr. Siva Sivaram	6/28/2013	15,625	9,375	(9)	61.10	6/27/2020
	2/18/2014	5,250	6,750	(6)	74.59	2/17/2021
	2/17/2015	—	30,000	(8)	82.20	2/16/2022
							6/28/2013	15,000	(16)	1,139,850
							2/18/2014	3,000	(12)	227,970
							2/17/2015	10,000	(14)	759,900
Totals		20,875	46,125					28,000		2,127,720

Shuki Nir	2/17/2012	—	1,125	(4)	47.79	2/16/2019
	2/15/2013	2	9,844	(5)	51.71	2/14/2020
	2/18/2014	13,781	17,719	(6)	74.59	2/17/2021
	2/17/2015	—	27,000	(8)	82.20	2/16/2022
							2/17/2012	1,500	(10)	113,985
							2/15/2013	5,250	(11)	398,948
							2/18/2014	7,875	(12)	598,421
							2/17/2015	9,000	(14)	683,910
Totals		13,783	55,688					23,625		1,795,264

(1)
Each stock option reported in the table above with a grant date on or after June 13, 2013 was granted under, and is subject to, the 2013 Plan. The stock option expiration date shown in column (f) above is the latest date that the stock options may be exercised; however, the stock options may terminate earlier in certain circumstances described below. For each Named Executive Officer, the unexercisable stock options shown in column (d) above are unvested and will generally terminate if the Named Executive Officer’s employment terminates.

The exercisable stock options shown in column (c) above, and any unexercisable stock options shown in column (d) above that subsequently become exercisable, will generally expire earlier than the normal expiration date upon the termination of the Named Executive Officer’s employment. Unless exercised, exercisable stock options will generally terminate within three months after the date of termination of employment. However, if a Named Executive Officer dies or becomes totally disabled while employed with the Company, or if their employment is terminated by the Company without cause or by the executive for good reason within three months prior to or 18 months following a change in control, exercisable stock options will generally remain exercisable for 12 months following the Named Executive Officer’s death, disability or termination of employment. In addition, the stock options (whether exercisable or not) will immediately terminate if a Named Executive Officer’s employment is terminated by the Company for “misconduct” (as determined under the plan). The stock options may become fully vested and may terminate earlier than the normal expiration date if there is a change in control of the Company and the stock options are not assumed or replaced by an acquirer.

(2)
The shares underlying the RSUs held by the Named Executive Officers are subject to accelerated vesting in connection with certain changes in control of the Company if not assumed or replaced by an acquirer and upon certain terminations of employment in connection with a change in control of the Company, as described in more detail above under “Grants of Plan-Based Awards” and below under “Potential Payments Upon Termination or Change in Control.” Except as otherwise indicated in those sections, unvested shares underlying the RSUs will generally be forfeited upon the termination of the Named Executive Officer’s employment.

(3)
The market value of stock awards reported is computed by multiplying the number of shares or units of stock reported by $75.99, the closing market price of Common Stock on December 31, 2015, which is the last trading day in fiscal 2015.

(4)	The unvested portions of these stock options vested on February 17, 2016.

(5)	The unvested portions of these stock options vest in five substantially equal installments, beginning on February 15, 2016 and at the end of each three month period thereafter.

(6)	The unvested portions of these stock options vest in nine substantially equal installments, beginning on February 18, 2016 and at the end of each three month period thereafter.

(7)
Of the unvested portions of these stock options, 25% of the stock options vested on February 22, 2016, and the remaining 75% of the stock options vest in 12 substantially equal installments at the end of each three month period thereafter.

(8)
Of the unvested portions of these stock options, 25% of the stock options vested on February 17, 2016, and the remaining 75% of the stock options vest in 12 substantially equal installments at the end of each three month period thereafter.

(9)	The unvested portions of these stock options vest in six substantially equal installments, beginning on March 28, 2016 and at the end of each three month period thereafter.

(10)	The unvested portions of these stock awards vested on February 17, 2016.

(11)	The unvested portions of these stock awards vest in two substantially equal annual installments, beginning on February 15, 2016 and on the anniversary thereafter.

(12)	The unvested portions of these stock awards vest in three substantially equal annual installments, beginning on February 18, 2016 and on each anniversary thereafter.

(13)	The unvested portions of these stock awards vest in four substantially equal annual installments, beginning on February 22, 2016 and on each anniversary thereafter.

(14)	The unvested portions of these stock awards vest in four substantially equal annual installments, beginning on February 17, 2016 and on each anniversary thereafter.

(15)	The unvested portions of these stock awards vest on September 13, 2016.

(16)	The unvested portions of these stock awards vest in two substantially equal annual installments, beginning on July 1, 2016 and on the anniversary thereafter.

Options Exercises and Stock Vested in Fiscal Year 2015

The following table presents information regarding the exercise of stock options by the Named Executive Officers during fiscal 2015 and the vesting during fiscal 2015 of stock awards previously granted to the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Sanjay Mehrotra	—	—	62,084	5,345,407
Judy Bruner	6,806	188,514	16,175	1,332,535
Sumit Sadana	—	—	16,725	1,206,112
Dr. Siva Sivaram	—	—	8,500	505,015
Shuki Nir	13,612	306,055	7,850	646,662

(1)
The dollar amounts shown for option awards are determined by multiplying (i) the number of shares of Common Stock to which the exercise of the option related, by (ii) the difference between the per-share sales price of Common Stock at exercise and the exercise price of the options.

(2)	The dollar amounts shown for stock awards are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of Common Stock on the vesting date.

Potential Payments Upon Termination or Change in Control

The following section describes the benefits that may become payable to Named Executive Officers in connection with certain terminations of their employment with the Company and/or a change in control of the Company. As prescribed by the SEC’s disclosure rules, in calculating the amount of any potential payments to these Named Executive Officers, the Company has assumed that the applicable triggering event (i.e., termination of employment or change in control) occurred on January 3, 2016 and that the price per share of Common Stock is equal to $75.99, the closing price per share on December 31, 2015 (the last trading day in fiscal 2015).

In addition to the change in control and termination benefits described below, outstanding share-based awards held by the Company’s Named Executive Officers may also be subject to accelerated vesting in connection with certain changes in control of the Company under the terms of the Company’s equity incentive plans as noted under “Grants of Plan-Based Awards in Fiscal Year 2015” and “Outstanding Equity Awards at Fiscal 2015 Year-End” above. The estimated value of accelerated vesting under the Company’s equity incentive plans is covered below under the description of these Named Executive Officers’ severance arrangements.

The Company has calculated the value of any option award or stock award that may be accelerated in connection with a change in control of the Company to be the full value of such award (i.e., the full “spread” value for option awards and the full price per share of Common Stock for stock awards).

Change of Control Benefits Agreements with Named Executive Officers

The Company has entered into a change of control agreement with each Named Executive Officer. The agreements are substantially identical (except as noted below with respect to Mr. Mehrotra) and provide for certain benefits to be paid to the Named Executive Officer in connection with a change of control and/or termination of employment with the Company under the circumstances described below.

Change of Control Benefits.  Upon a “Change of Control” (as defined in the change of control agreement) of the Company, for purposes of the Named Executive Officer’s vesting in then outstanding and unvested performance-based equity awards, the Named Executive Officer will be deemed to have met the performance objectives as of the end of the specified performance measuring period if the Named Executive Officer remains an employee as of the end of such period. Any performance-based awards that do not vest solely by meeting the performance objectives shall continue to vest in accordance with the terms of the applicable award agreement by assuming the performance objective is met.

Severance Benefits - Termination of Employment in Connection with Change in Control.  In the event a Named Executive Officer’s employment is terminated by the Company (or a successor) without “Cause” (and not on account of the Named Executive Officer’s death or disability) or by the Named Executive Officer for “Good Reason” (as those terms are defined in the change of control agreement) within three months before or 18 months following a Change of Control of the Company (a “Qualifying Termination”), the Named Executive Officer will be entitled to severance pay that includes:

•
a lump sum cash payment equal to one and one-half times (three times for Mr. Mehrotra) the sum of (A) the Named Executive Officer’s annual base salary as of the Change of Control or termination of employment, whichever is greater, plus (B) the Named Executive Officer’s annual target bonus for the calendar year of termination;

•
for a period of 18 months (24 months for Mr. Mehrotra) following the termination date (or, if earlier, until the date the Named Executive Officer becomes eligible for coverage under the health plan of a future employer), premiums for 18 months’ (24 months’ in the case of Mr. Mehrotra) continuation of the same or equivalent health insurance coverage for the Named Executive Officer and his or her eligible dependents (if applicable) as the Named Executive Officer was receiving immediately prior to the termination;

•
accelerated vesting of the Named Executive Officer’s equity awards to the extent outstanding on the termination date and not otherwise vested, with accelerated options to remain exercisable for one year following the termination (subject to the maximum term of the option and to any right that the Company may have to terminate options in connection with the Change of Control); and

•
if requested, for a period of 12 months following the termination, executive-level outplacement benefits (which shall include at least resume assistance, career evaluation and assessment, individual career counseling, access to one or more on-line employment databases (with research assistance provided), and administrative support).

If following a Change of Control, an excise tax imposed by Section 4999 of the Code would apply to any payments or benefits received by a Named Executive Officer, then his or her benefits shall be either (a) paid in full or (b) delivered to a lesser extent such that no portion would be subject to the excise tax, whichever results in the greatest after-tax benefit to the Named Executive Officer.

The following table lists the Named Executive Officers and the estimated amounts they would have become entitled to under their change of control agreement had their employment with the Company terminated on January 3, 2016 under the circumstances described above.

Name	Estimated Total Value of Cash Payment ($)	Estimated Total Value of Insurance Coverage Continuation ($) (1)	Estimated Total Value of Equity Acceleration ($) (2)	Estimated Value of Outplacement Benefits ($)	Total ($)
Sanjay Mehrotra	7,875,000	54,908	13,470,663	25,000	21,425,571
Judy Bruner	1,953,000	40,653	3,642,548	25,000	5,661,201
Sumit Sadana	1,544,700	40,653	3,229,795	25,000	4,840,148
Dr. Siva Sivaram	1,286,250	40,653	2,276,764	25,000	3,628,667
Shuki Nir	1,039,500	35,726	2,090,808	25,000	3,191,034

(1)	This amount includes estimated health insurance premiums.

(2)
This amount includes option awards and stock awards. The amount for option awards is calculated based on the number of shares of Common Stock that would have been subject to acceleration multiplied by the difference between the closing price of the Common Stock on December 31, 2015 (the last trading day in fiscal 2015) of $75.99 per share and the exercise price of the stock option. The amount for stock awards is calculated based on the number of shares of Common Stock that would have been subject to acceleration multiplied by the closing price of the Common Stock on December 31, 2015 of $75.99 per share.

Severance Benefits - Termination of Employment Not in Connection with Change in Control.  In connection with his promotion to Chief Executive Officer in January 2011, Mr. Mehrotra and the Company entered into a severance agreement pursuant to which Mr. Mehrotra is entitled to severance benefits upon his termination without cause or voluntary resignation for good reason (as those terms are defined in the severance agreement) without regard to whether a change of control has occurred. The benefits payable to Mr. Mehrotra under his severance agreement are generally the same as provided for under his change of control agreement with the exception that (a) the salary component of the severance is two times the annual base salary, (b) the bonus component of the severance is comprised of Mr. Mehrotra’s pro-rata cash incentive bonus for the year in which his termination of employment occurs instead of a multiple of his target bonus, and (c) only those equity awards which would have vested over the 24 months following Mr. Mehrotra’s termination of employment would have accelerated upon his termination of employment, instead of all of Mr. Mehrotra’s then outstanding equity awards as provided for under the change of control agreement. In the event that Mr. Mehrotra is eligible to receive severance benefits under both his severance agreement and his change of control agreement, he will be entitled only to the severance benefits provided under his change of control agreement. Assuming Mr. Mehrotra’s employment was terminated without “cause” or he resigned for “good reason” (as such terms are defined in the severance agreement) and not in connection with a “Change of Control” (as defined in his change of control agreement) on the last day of fiscal 2015, the estimated amounts are set forth below:

Name	Estimated Total Value of Cash Payment ($)	Estimated Total Value of Insurance Coverage Continuation ($) (1)	Estimated Total Value of Equity Acceleration ($) (2)	Estimated Value of Outplacement Benefits ($)	Total ($)
Sanjay Mehrotra	3,675,000	54,908	9,892,225	25,000	13,647,133

(1)	This amount includes estimated health insurance premiums.

(2)
This amount includes option awards and stock awards. The amount for option awards is calculated based on the number of shares of Common Stock that would have been subject to acceleration multiplied by the difference between the closing price of the Common Stock on December 31, 2015 (the last trading day in fiscal 2015) of $75.99 per share and the exercise price of the stock option. The amount for stock awards is calculated based on the number of shares of Common Stock that would have been subject to acceleration multiplied by the closing price of the Common Stock on December 31, 2015 of $75.99 per share.

Director Compensation

Director Compensation Table-Fiscal Year 2015

The following table presents information regarding the compensation earned during fiscal 2015 to Directors who were members of the Board at any time during fiscal 2015 and who were not also an employee of the Company (referred to herein as “Non-Employee Directors”). Directors employed by the Company are not entitled to receive additional compensation for their service as Directors; information regarding the compensation awarded to Mr. Mehrotra in fiscal 2015 is included in “Summary Compensation Table-Fiscal Years 2013-2015” in this Proxy Statement.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)(3)	Option Awards ($) (1)(2)(3)	All Other Compensation ($)(4)	Total ($)
Michael E. Marks	150,000	125,660	97,708	1,316	374,684
Irwin Federman	77,500	125,660	97,708	1,316	302,184
Steven J. Gomo	87,500	125,660	97,708	1,316	312,184
Eddy W. Hartenstein	78,958	125,660	97,708	1,316	303,642
Dr. Chenming Hu	60,000	125,660	97,708	1,316	284,684
Catherine P. Lego	90,000	125,660	97,708	1,316	314,684
D. Scott Mercer	87,500	125,660	97,708	1,316	312,184

(1)
The amounts represent the full grant date fair value of the stock awards (which term includes RSUs) and option awards granted in fiscal 2015 as computed in accordance with ASC 718. For a discussion of the assumptions and methodologies used to calculate the valuations of the stock awards and option awards, please see the discussion of stock awards and option awards contained in Note 10, “Stockholders’ Equity and Share-based Compensation,” of the Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data,” of the Company’s Form 10-K for the fiscal year ended January 3, 2016 filed with the SEC on February 12, 2016. Under general accounting principles, compensation expense with respect to stock awards and option awards granted to the Directors is generally recognized over the vesting periods applicable to the awards.

(2)
In June 2015, the Company granted each of the Non-Employee Directors an annual stock option award in the amount of 6,250 shares, with an exercise price of $65.21, and an annual RSU award in the amount of 1,927 shares. Subject to the Non-Employee Director’s continued service, the shares subject to each such award vest in one installment on the earlier of (i) the first anniversary of the grant date or (ii) the day immediately preceding the next annual meeting of the Company’s stockholders following the grant date.

(3)	The following table presents the number of outstanding and unexercised option awards and the number of unvested stock awards held by each of the Company’s Non-Employee Directors as of January 3, 2016:

Director	Number of Shares Subject to Outstanding Option Awards	Number of Unvested Shares or Units
Michael E. Marks	12,500	1,927
Irwin Federman	18,750	1,927
Steven J. Gomo	37,500	1,927
Eddy W. Hartenstein	25,000	1,927
Dr. Chenming Hu	37,500	1,927
Catherine P. Lego	43,750	1,927
D. Scott Mercer	17,208	1,927

(4)	Includes dividends accrued on unvested RSUs during fiscal 2015.

Elements of Director Compensation

Compensation for Non-Employee Directors during fiscal 2015 generally consisted of annual retainers and annual share-based awards. The Compensation Committee, consisting solely of independent directors, has the primary responsibility for reviewing and considering any revisions to Non-Employee Director compensation, and recommending any such revisions to the Board for review. The Compensation Committee periodically reviews Non-Employee Director compensation. In such review, the Compensation Committee may review and consider data regarding the competitiveness of the Company’s Non-Employee Director compensation program relative to the Company’s peer companies and general industry trends, which data may be compiled by the Company’s management with the assistance of the compensation consultant. The Board reviews the Compensation Committee’s recommendations and determines the amount of director compensation.

Annual Retainers

The Company policy regarding Non-Employee Director compensation in place during fiscal 2015 was as follows:

Type of Fee	Compensation Amount
Annual Board Retainer	$60,000
Additional Annual Retainer to Chairman of the Board	75,000
Additional Annual Retainer to Chair of Audit Committee	30,000
Additional Annual Retainer to Chairs of Compensation Committee and Nominating and Governance Committee	15,000
Additional Annual Retainer to non-Chair Members of Audit Committee	20,000
Additional Annual Retainer to non-Chair Members of Compensation Committee and Nominating and Governance Committee	7,500

All Non-Employee Directors are also reimbursed for out-of-pocket expenses they incur serving as Directors and as committee members.

Share-Based Awards

Under the Company’s Non-Employee Director compensation policy, as currently in effect, a Non-Employee Director who first takes office and who has not been employed by the Company in the preceding 12 months receives (i) an initial option grant (the “Initial Option Grant”) to purchase that number of shares of Common Stock that results from multiplying the shares subject to the Annual Option (as defined below) by the Initial Service Term (as defined below) and (ii) an initial RSU grant for a number of units determined by multiplying the shares subject to the Annual RSU (as defined below) by the Initial Service Term (the “Initial Unit Grant”). The “Initial Service Term” means a fraction with the numerator being the number of days from the date of appointment to the Board until the next scheduled Annual Meeting of Stockholders or, if no Annual Meeting of Stockholders has been scheduled, the one-year anniversary of the previous Annual Meeting of Stockholders, and the denominator being 365. In addition, on the date of each Annual Meeting of Stockholders, each Non-Employee Director who has been elected or re-elected at such Annual Meeting of Stockholders also receives (i) an annual stock option award in the amount of 6,250 shares (the “Annual Option Grant”), and (ii) an RSU grant for a number of units determined by dividing $125,000 by the average closing price per share of Common Stock on NASDAQ for the five trading days ended on, and including, the grant date (the “Annual Unit Grant”). The initial and annual awards described in this paragraph are granted under, and are subject to, the Company’s 2013 Plan.

Initial and Annual Stock Option Grants.  The Initial and Annual Option Grants are granted with a per share exercise price equal to the fair market value of a share of Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2013 Plan and the Company’s share-based award grant practices, the fair market value is equal to the closing price of a share of the Common Stock on NASDAQ on the grant date.

The stock options granted to Non-Employee Directors are immediately exercisable. However, upon a Non-Employee Director’s cessation of service with the Company, any shares purchased upon exercise of the option that have not vested (as described below) are subject to repurchase by the Company at the lower of (i) the exercise price paid for the shares or (ii) the fair market value of the shares at the time of repurchase (as determined under the 2013 Plan). This type of stock option is generally referred to as an “early exercise” stock option because the holder is permitted to exercise the option prior to the time that the underlying shares vest. Subject to the Non-Employee Director’s continued service, the shares subject to the Initial Option Grant and the Annual Option Grant vest, and the Company’s repurchase right lapses, in one installment on the earlier of (i) first anniversary of the grant date or (ii) the day immediately preceding the next Annual Meeting of Stockholders following the grant date.

Once vested, each option will generally remain exercisable for fully vested shares of Common Stock (i.e., shares which are not subject to the Company’s repurchase right) until its normal expiration date. Each of the options granted to the Company’s Non-Employee Directors, under the 2013 Plan, has a term of seven years. However, vested stock options may terminate earlier in connection with a change in control of the Company. Pursuant to the terms of the 2013 Plan, stock options granted to the Company’s Non-Employee Directors will vest on an accelerated basis in connection with a change in control of the Company. Shares subject to the option that have not vested will immediately terminate (or be subject to the Company’s repurchase right to the extent already purchased under the option) upon the cessation of the Non-Employee Director’s service. However, the shares subject to options vest, and the Company’s repurchase right lapses, in full if the Non-Employee Director’s cessation of service is as a result of the Director’s death or permanent disability. Non-Employee Directors generally have 12 months to exercise the vested portion of the option following a cessation of service.

The options granted to Non-Employee Directors do not include any dividend or dividend equivalent rights. However, Non-Employee Directors are entitled to dividends with respect to shares purchased upon the exercise of options, whether or not such shares have vested under the option, at the same rate as the Company’s other stockholders.

Initial and Annual RSU Grants.  Each RSU awarded to the Company’s Non-Employee Directors represents a contractual right to receive one share of the Common Stock if the time-based vesting requirements described below are satisfied.

Subject to the Non-Employee Director’s continued service, the units subject to the Initial Unit Grant and the Annual Unit Grant vest in one installment on the earlier of (i) the first anniversary of the grant date or (ii) the day immediately preceding the next Annual Meeting of Stockholders following the grant date. Pursuant to the terms of the 2013 Plan, RSUs granted to the Company’s Non-Employee Directors will vest on an accelerated basis in connection with a change in control of the Company. Upon the cessation of the Non-Employee Director’s service, any unvested RSUs will generally terminate. However, RSUs granted to a Non-Employee Director vest in full if the Non-Employee Director’s cessation of service is as a result of the Director’s death or permanent disability.

RSUs will generally be paid in an equivalent number of shares of the Common Stock as they vest. Non-Employee Directors are not entitled to voting or dividend rights with respect to the RSUs, and the RSUs generally may not be transferred, except to the Company or to a beneficiary of the Non-Employee Director upon his or her death. However, non-Employee Directors are entitled to the following dividend equivalent rights with respect to the RSUs. If the Company pays a cash dividend on its Common Stock and the dividend record date occurs after the grant date and before all of the RSUs have either been paid or terminated, then the Company will credit the Non-Employee Director’s bookkeeping account with an amount equal to (i) the per-share cash dividend paid by the Company on its Common Stock with respect to the dividend record date, multiplied by (ii) the total number of outstanding and unpaid RSUs (including any unvested RSUs) as of the dividend record date. These dividend equivalents will be subject to the same vesting, payment and other terms and conditions as the original RSUs to which they relate (except that the dividend equivalents may be paid in cash or such other form as the plan administrator may deem appropriate).

The Board administers the 2013 Plan as to Non-Employee Director awards and has the ability to interpret and make all required determinations under the plan, subject to plan limits. This authority includes making required proportionate adjustments to outstanding awards to reflect any impact resulting from various corporate events such as reorganizations, mergers and stock splits.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee during fiscal 2015 consisted of Mr. Hartenstein (Chair), Mr. Gomo and Mr. Mercer. Mr. Federman also served on the Compensation Committee until June 18, 2015 as its Chair. In fiscal 2015, no member of the Compensation Committee was a current or former executive officer or employee of the Company. See “Certain Transactions and Relationships” for a description of a transaction occurring during fiscal 2015 involving Mr. Federman, which requires disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a Director or member of the Compensation Committee during the fiscal year ended January 3, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 3, 2016 with respect to the shares of Common Stock that may be issued under the Company’s existing equity compensation plans. Other than as described in footnote (4) to the following table, there are no assumed plans under which any options to acquire shares or other share-based awards may be granted.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders (2)	9,549,864	(3)(4)(5)	$61.30	13,882,806 (6)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	9,549,864		$61.30	13,882,806

(1)	Weighted-average exercise price of outstanding options; excludes RSUs.

(2)
Consists of the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “2005 Plan”), the 2013 Plan, and the 2005 Amended and Restated Employee Stock Purchase Plan and the 2005 Amended and Restated International Employee Stock Purchase Plan (together with the 2005 Amended and Restated Employee Stock Purchase Plan, the “2005 Purchase Plans”).

(3)
Excludes purchase rights accruing under the 2005 Purchase Plans, which have a combined stockholder-approved reserve of 10,000,000 shares. Under the 2005 Purchase Plans, each eligible employee may purchase up to 1,500 shares of Common Stock at the end of each six month offering period (the last U.S. business day on or preceding February 14th and August 14th of each calendar year) at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of Common Stock on the employee’s entry date into that six month offering period or (ii) the closing selling price per share on the purchase date.

(4)
Excludes 192,971 shares that are subject to options and other equity compensation awards that were originally granted by FlashSoft Corporation (“FlashSoft”), Fusion-io, Inc. (“Fusion-io”), msystems Ltd. (“msystems”), Pliant Technology, Inc. (“Pliant”) and SMART Storage Systems (“SMART Storage”) prior to their acquisition by the Company, as set forth in this table:

Acquired Company	Award Category	Number of Securities Subject to Applicable Plan	Weighted-Average Exercise Price	Weighted-Average Estimated Remaining Life (yrs)
FlashSoft	RSUs	9,120	$—	0.11
Fusion-io	RSUs	50,299	—	0.93
Fusion-io	Options	41,076	74.62	4.81
msystems	Options	5,341	50.74	0.84
msystems	Stock Settled Appreciation Rights	7,710	43.74	0.33
Pliant	Options	14,167	2.14	3.01
SMART Storage	Options	65,258	22.00	4.25

(5)
Includes 2,008,658 shares subject to options and 4,406,437 shares subject to RSUs outstanding under the 2013 Plan. Also includes 2,031,042 shares subject to outstanding options and 1,103,727 RSUs outstanding under the 2005 Plan. The weighted-average estimated remaining life of the outstanding options is 4.22 years.

(6)
Consists of shares available for future issuance under the 2013 Plan and the 2005 Purchase Plans. As of January 3, 2016, 10,922,319 shares of Common Stock were available for issuance under the 2013 Plan and 2,960,487 shares of Common Stock were available for issuance under the combined share reserve for the 2005 Purchase Plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company regarding the ownership of Common Stock as of March 25, 2016 by each Director and Named Executive Officer and all current Directors and executive officers of the Company as a group.

The beneficial ownership reported in the tables below is based upon 202,907,988 of Common Stock outstanding on March 25, 2016. For each individual, the total number of shares of Common Stock beneficially owned represents shares held outright plus shares which such individual has the right to acquire either on or within 60 days after March 25, 2016, including upon the exercise of a stock option or the vesting of RSUs. Such potential acquisitions of Common Stock within 60 days of March 25, 2016 are not deemed outstanding for the purpose of computing the percentage owned by any other individual. Unless otherwise indicated and subject to applicable community property laws, the persons named in the following tables have sole voting and investment power with respect to all shares of Common Stock.

	Beneficial Ownership
Name or Group of Beneficial Owners	Number of Shares Owned Outright	Number of Shares Exercisable on or within 60 days after March, 25, 2016 (1)	Total Beneficial Shares	Percentage Owned
Judy Bruner (2)	65,282	105,431	170,713	*
Irwin Federman	30,010	18,750	48,760	*
Steven J. Gomo	7,251	37,500	44,751	*
Eddy W. Hartenstein	26,294	25,000	51,294	*
Dr. Chenming Hu	4,336	37,500	41,836	*
Catherine P. Lego (3)	205,326	43,750	249,076	*
Michael E. Marks (4)	33,414	12,500	45,914	*
Sanjay Mehrotra (5)	111,733	301,873	413,606	*
D. Scott Mercer	5,810	17,208	23,018	*
Shuki Nir	9,480	31,219	40,699	*
Sumit Sadana	23,977	61,067	85,044	*
Dr. Siva Sivaram	17,610	33,312	50,922	*
All current directors and executive officers as a group (13 persons) (6)	543,600	732,922	1,276,522	*

*	Less than 1% of the outstanding Common Stock.

(1)
Consists of shares subject to outstanding options granted to the Directors or executive officers that were exercisable on or within 60 days after March 25, 2016. Some of the shares subject to those options granted to the Directors are currently unvested and would be subject to a repurchase right of the Company that lapses over time, if such options were exercised.

(2)	Includes 65,282 shares held in the name of a trust for the benefit of Ms. Bruner and her spouse.

(3)	Includes 202,340 shares held in the name of a trust of which Ms. Lego is the trustee.

(4)	Includes 20,000 shares held by limited liability companies controlled by Mr. Marks.

(5)	Includes 31,327 shares held in the name of a trust for the benefit of Mr. Mehrotra and his spouse and 80,406 shares held by the Sanjay Mehrotra 2016 Grantor Retained Annuity Trust.

(6)	Includes 732,922 shares subject to outstanding options granted to the Directors or executive officers that were exercisable on or within 60 days after March 25, 2016.

The following table sets forth certain information about entities of which the Company is aware, based solely on filings made with the SEC, to be beneficial owners of 5% or more of the Common Stock based on 202,907,988 of Common Stock outstanding as of March 25, 2016:

	Beneficial Ownership
Name or Group of Beneficial Owners	Number of Shares	Percentage Owned
BlackRock, Inc. (1)	11,677,740	6%
55 East 52nd Street New York, New York 10055

Clearbridge Investments, LLC (2)	19,980,574	10%
620 8th Avenue New York, New York 10018

PRIMECAP Management Company (3)	12,562,101	6%
225 South Lave Avenue., #400 Pasadena, California 91101

The Vanguard Group, Inc. (4)	16,776,781	8%
100 Vanguard Blvd. Malvern, Pennsylvania 19355

(1)
Number of shares beneficially owned is reported as of December 31, 2015 and based on the Schedule 13G/A filed by BlackRock, Inc. on February 10, 2016 with the SEC. BlackRock, Inc.’s Schedule 13G/A disclosed that it has the sole dispositive power with respect to 11,677,740 shares of Common Stock and sole voting power with respect to 9,840,290 shares of Common Stock.

(2)
Number of shares beneficially owned is reported as of December 31, 2015 and based on the Schedule 13G/A filed by Clearbridge Investments, LLC on February 16, 2016 with the SEC. Clearbridge Investments, LLC’s Schedule 13G/A disclosed that it has sole dispositive power with respect to 19,980,574 shares of Common Stock and sole voting power with respect to 19,552,189 shares of Common Stock.

(3)
Number of shares beneficially owned is reported as of December 31, 2015 and based on the Schedule 13G/A filed by PRIMECAP Management Company on February 12, 2016 with the SEC. PRIMECAP Management Company’s Schedule 13G/A disclosed that it has sole dispositive power with respect to 12,562,101 shares of Common Stock and sole voting power with respect to 4,259,440 shares of Common Stock.

(4)
Number of shares beneficially owned is reported as of December 31, 2015 and based on the Schedule 13G/A filed by The Vanguard Group, Inc. on February 10, 2016 with the SEC. The Vanguard Group, Inc.’s Schedule 13G/A disclosed that it has the sole voting power with respect to 373,474 shares of Common Stock, shared voting power with respect to 20,200 shares of Common Stock, sole dispositive power with respect to 16,377,307 shares of Common Stock and shared dispositive power with respect to 399,474 shares of Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions and Relationships

The Audit Committee is responsible for review, approval, or ratification of “related-person transactions” between the Company or its subsidiaries and related persons. Under SEC rules, a related person is a Director, officer, nominee for Director, or 5% stockholder of the Company since the beginning of the last fiscal year and their immediate family members. The Company has adopted a written related person transaction policy and procedures that apply to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest. The Audit Committee has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•
Any transaction with another company for which a related person’s only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 5% of that company’s shares, if the amount involved does not exceed the greater of $200,000, or 2% of that company’s total annual revenue;

•	Compensation to executive officers determined by the Compensation Committee;

•	Compensation to Directors determined by the Board;

•	Transactions in which all security holders receive proportional benefits; and

•	Banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

In accordance with the adopted policy and procedures, transactions involving related persons that are not included in one of the above categories are generally reviewed by the Company’s legal department. The legal department determines whether a related person could have a material interest in such a transaction, and any such transaction is submitted to the Audit Committee for review. The Audit Committee has delegated authority to the chair of the Audit Committee to review any such transactions involving an amount less than $1,000,000. The Audit Committee or its chair, as applicable, determines whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion.

The son of Irwin Federman, one of the Company’s directors, is a Senior Manager in the business development department of the Company’s Retail group. Mr. Federman’s son’s compensation is consistent with that of others who hold similar roles at the Company. Mr. Federman plays no personal role in determining his son’s compensation or reviewing his son’s performance. Mr. Federman does not receive a direct or indirect benefit from his son’s position with the Company. In accordance with the related-person transaction approval policy described above, Mr. Federman’s son’s employment with the Company was reviewed by the legal department of the Company and submitted for review to the chair of the Audit Committee, who ratified the transaction.

The Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), authorizes the Company to provide indemnification of the Company’s Directors and officers, and the Company’s Bylaws require the Company to indemnify its Directors and officers, to the fullest extent permitted by the Delaware General Corporation Law (the “DGCL”). In addition, each of the Company’s current Directors and executive officers has entered into a separate indemnification agreement with the Company. Finally, the Company’s Certificate of Incorporation and Bylaws limit the liability of Directors to the Company or its stockholders to the fullest extent permitted by the DGCL.

The Company intends that all future transactions between the Company and its officers, Directors, principal stockholders and their affiliates be approved by the Audit Committee or the chair of the Audit Committee, and be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Director Independence

The Board has determined that each of the Company’s Directors, other than Mr. Mehrotra and Dr. Hu, is independent as defined under SEC rules and the listing standards of the NASDAQ Global Select Market (“NASDAQ”). The Board determined that Dr. Hu is not independent because Dr. Hu entered into Consulting Services Agreements with the Company in October 2013, January 2014 and May 2014, pursuant to which Dr. Hu provided the Company with advanced memory technology consulting services through July 14, 2014. These consulting agreements expired in July 2014 and no payments have been made to Dr. Hu since their expiration. There are no family relationships between any executive officer, as defined in Rule 3b-7 (an “executive officer”) of the Exchange Act, and any Director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 3, 2016.

Ernst & Young LLP has audited the Company’s financial statements annually since 1991. The Company expects that representatives of Ernst & Young LLP will be present at the Annual Meeting and that they will have the opportunity to make a statement if they desire to do so, and respond to appropriate questions from stockholders.

Principal Accountant Fees and Services

The following is a summary of the fees incurred by the Company from Ernst & Young LLP for professional services rendered during fiscal 2015 and 2014:

	2015	2014
Audit Fees (1)	$3,592,000	$3,369,000
Audit-related Fees (2)	582,000	621,000
Tax Fees (3)	258,000	647,000
All Other Fees (4)	3,000	2,000
Total	$4,435,000	$4,639,000

(1)
Audit fees consisted of professional services provided in connection with the integrated audit of the Company’s financial statements including services provided in connection with the annual audit of the Company’s internal control over financial reporting and review of the Company’s quarterly financial statements. The fees also include professional services provided for new and existing statutory audits of subsidiaries or affiliates of the Company.

(2)
Audit-related fees consisted primarily of accounting consultations, services provided in connection with regulatory filings, technical accounting guidance and other attestation services. The audit-related fees for 2015 primarily included services related to the acquisition of the Company by Western Digital. The audit-related fees for 2014 primarily included services related to the acquisition of Fusion-io, Inc.

(3)
Tax fees primarily included tax compliance fees, including expatriate compliance services. Total compliance fees were $183,000 and $442,000 for 2015 and 2014, respectively. Tax fees also include tax advice and tax planning fees of $75,000 and $205,000 for 2015 and 2014, respectively.

(4)	All other fees consisted of online research tools.

All of the fiscal 2015 services described above were pre-approved by the Audit Committee to the extent required by Section 10A of the Exchange Act. In accordance with Section 10A of the Exchange Act, the Audit Committee may delegate to any member of the Audit Committee (referred to as the “Audit Committee Delegate”) the authority to pre-approve services not prohibited by law to be performed by the Company’s independent registered public accounting firm. The Audit Committee has appointed Ms. Lego as the Audit Committee Delegate and, as such, Ms. Lego has the authority to pre-approve permissible services and reports any decision to pre-approve permissible services to the full Audit Committee at its next regular meeting. In addition, from time to time, the Audit Committee has adopted and/or revised a Pre-Approval Policy under which particular services or categories of services are pre-approved.

The Audit Committee considered the non-audit fees and services performed when assessing the independence of Ernst & Young LLP. The Audit Committee has concluded that the provision of the audit-related services, tax services and other non-audit services identified above is compatible with Ernst & Young LLP’s independence.

ANNEX A

Non-GAAP Financial Measures

Reconciliation of Operating Income and Margin

	Twelve months ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In millions, except for percentages)
GAAP Operating Income	$617	$1,558	$1,562
Share-based compensation	172	155	100
Amortization of acquisition-related intangible assets	164	127	61
Inventory step-up expense	—	8	—
Impairment of acquisition-related intangible assets	61	—	83
Western Digital acquisition-related	29	—	—
Non-GAAP Operating Income	$1,043	$1,848	$1,806

GAAP Operating Margin	11.1%	23.5%	25.3%
Share-based compensation	3.1%	2.3%	1.6%
Amortization of acquisition-related intangible assets	2.9%	1.9%	1.0%
Inventory step-up expense	—%	0.1%	—%
Impairment of acquisition-related intangible assets	1.1%	—%	1.3%
Western Digital acquisition-related	0.5%	—%	—%
Non-GAAP Operating Margin	18.7%	27.9%	29.3%

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

We believe that the presentation of non-GAAP measures, including non-GAAP net income, provides important supplemental information to management and investors about financial and business trends relating to our operating results. We believe that the use of these non-GAAP financial measures also provides consistency and comparability with our past financial reports.

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

Internally, these non-GAAP measures are significant measures used by us for purposes of:

•	evaluating our core operating performance;

•	establishing internal budgets;

•	setting and determining variable compensation levels;

•	calculating return on investment for development programs and growth initiatives;

•	comparing performance with internal forecasts and targeted business models;

•	strategic planning; and

•	benchmarking performance externally against our competitors.

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

Limitations of Relying on Non-GAAP Financial Measures.

We have incurred, and will incur in the future, many of the costs that we exclude from the non-GAAP measures, including share-based compensation expense, inventory step-up expense, impairment of goodwill and acquisition-related intangible assets, amortization of acquisition-related intangible assets, Western Digital acquisition-related expenses, gains and losses related to the shortened duration or liquidation prior to their effective maturity of marketable securities due to the pending acquisition of SanDisk by Western Digital, non-cash economic interest expense associated with our convertible debt and related tax adjustments. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results. These non-GAAP measures may be different than the non-GAAP measures used by other companies.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated:	April 7, 2016	By:	/s/ Judy Bruner
Judy Bruner
Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ Donald Robertson
Donald Robertson
Vice President, Chief Accounting Officer (Principal Accounting Officer)

S - 1

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on April 7, 2016.

	Signature	Title

By:	*	President and Chief Executive Officer and Director (Principal Executive Officer)
Sanjay Mehrotra

By:	*	Chairman of the Board
Michael E. Marks

By:	*	Director
Irwin Federman

By:	*	Director
Steven J. Gomo

By:	*	Director
Eddy W. Hartenstein

By:	*	Director
Dr. Chenming Hu

By:	*	Director
Catherine P. Lego

By:	*	Director
D. Scott Mercer

The undersigned, pursuant to a power of attorney, executed by each of the officers and directors above and filed with the SEC on February 12, 2016 in the signature page to Annual Report on Form 10-K, by signing her name hereto, does hereby sign and deliver this amendment to the Annual Report on Form 10-K on behalf of each of the persons noted above in the capacities indicated.

*By:	/s/ Judy Bruner	April 7, 2016
Judy Bruner, as Attorney-in-Fact

S - 2

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
2.1	Agreement and Plan of Merger, dated June 16, 2014, by and among the Registrant, Flight Merger Sub, Inc. and Fusion-io, Inc.#	8-K	000-26734	2.1	6/16/2014
2.2	Agreement and Plan of Merger, dated as of October 21, 2015, by and among SanDisk Corporation, Western Digital Corporation and Schrader Acquisition Corporation.#	8-K	000-26734	2.1	10/26/2015
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-96298	3.2	8/29/1995
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.	10-Q	000-26734	3.1	8/16/2000
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.	S-3	333-85686	4.3	4/5/2002
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.	8-K	000-26734	3.1	6/1/2006
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.	8-K	000-26734	3.1	5/28/2009
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.	8-K/A	000-26734	3.5	5/16/1997
3.7	Certificate of Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.	8-A	000-26734	3.2	9/25/2003
3.8	Amended and Restated Bylaws of the Registrant dated September 11, 2013.	8-K	000-26734	3.1	9/17/2013
4.1	Rights Agreement, dated as of September 15, 2003, by and between the Registrant and Computershare Trust Company, Inc.	8-A	000-26734	4.2	9/25/2003
4.2	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.	8-A/A	000-26734	4.2	11/8/2006
4.3	Indenture (including form of Notes) with respect to the Registrant’s 1.5% Convertible Senior Notes due 2017, dated as of August 25, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	8/25/2010
4.4	Indenture (including form of Notes) with respect to the Registrant’s 0.5% Convertible Senior Notes due 2020, dated as of October 29, 2013, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	000-26734	4.1	10/29/2013
10.1	The Registrant’s Amended and Restated 2005 Incentive Plan.†	Def 14A	000-26734	Annex A	4/25/2011
10.2	The Registrant’s Amended and Restated 2005 Employee Stock Purchase Plan and Amended and Restated 2005 International Employee Stock Purchase Plan.†	Def 14A	000-26734	Annex B	4/28/2014
10.3	2005 Incentive Plan - Form of Notice of Grant of Stock Option.†	8-K	000-26734	10.2	6/3/2005
10.4	2005 Incentive Plan - Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant).†	8-K	000-26734	10.3	6/3/2005
10.5	2005 Incentive Plan - Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant).†	8-K	000-26734	10.4	6/3/2005
10.6	2005 Incentive Plan - Form of Stock Option Agreement.†	8-K	000-26734	10.5	6/3/2005

E - 1

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.7	2005 Incentive Plan - Form of Automatic Stock Option Agreement.†	8-K	000-26734	10.6	6/3/2005
10.8	2005 Incentive Plan - Form of Restricted Stock Unit Issuance Agreement.†	10-Q	000-26734	10.1	5/8/2008
10.9	2005 Incentive Plan - Form of Restricted Stock Unit Issuance Agreement (Director Grant).†	8-K	000-26734	10.8	6/3/2005
10.10	2005 Incentive Plan - Form of Restricted Stock Award Agreement.†	8-K	000-26734	10.9	6/3/2005
10.11	2005 Incentive Plan - Form of Restricted Stock Award Agreement (Director Grant).†	8-K	000-26734	10.10	6/3/2005
10.12	2005 Incentive Plan - Form of Performance Stock Unit Issuance Agreement.†	10-K	000-26734	10.40	2/25/2009
10.13	2005 Incentive Plan - Form of Option Agreement Amendment.†	8-K	000-26734	10.2	11/12/2008
10.14	The Registrant’s 2013 Incentive Plan.†	Def 14A	000-26734	Annex A	4/26/2013
10.15	2013 Incentive Plan - Form of Notice of Grant of Stock Option.†	10-Q	000-26734	10.2	7/30/2013
10.16	2013 Incentive Plan - Form of Global Stock Option Agreement.†	10-Q	000-26734	10.3	7/30/2013
10.17	2013 Incentive Plan - Form of Global Restricted Stock Unit Issuance Agreement.†	10-Q	000-26734	10.4	7/30/2013
10.18	2013 Incentive Plan - Form of Notice of Grant of Stock Option (Director Grants).†	10-Q	000-26734	10.5	7/30/2013
10.19	2013 Incentive Plan - Form of Stock Option Agreement (Director Grants).†	10-Q	000-26734	10.6	7/30/2013
10.20	2013 Incentive Plan - Form of Restricted Stock Unit Issuance Agreement (Director Grants).†	10-Q	000-26734	10.7	7/30/2013
10.21	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among the Registrant, Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.1	11/8/2006
10.22	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.±	10-Q	000-26734	10.2	11/8/2006
10.23	Transition Agreement, dated as of July 13, 2010, by and among Toshiba Corporation, the Registrant and SanDisk Flash B.V.±	10-Q	000-26734	10.2	11/12/2010
10.24	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.	S-1	33-96298	3.2	8/29/1995
10.25	Form of Change of Control Executive Benefits Agreement entered into by and between the Registrant and its Named Executive Officers other than the Registrant’s CEO.†	8-K	000-26734	10.1	10/7/2010
10.26	Sanjay Mehrotra Offer Letter effective as of January 1, 2011.†	10-Q	000-26734	10.9	11/12/2010
10.27	Change of Control Executive Benefits Agreement, effective as of January 1, 2015, by and between the Registrant and Sanjay Mehrotra.†	10-K	000-26734	10.4	2/10/2015
10.28	Executive Severance Agreement, effective as of January 1, 2011, by and between the Registrant and Sanjay Mehrotra.†	10-Q	000-26734	10.11	11/12/2010
10.29	Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited, and Flash Alliance Limited.±	10-Q	000-26734	10.1	5/7/2009
10.30	Pliant Technology, Inc. 2007 Stock Plan.†	S-8	333-174633	4.1	6/1/2011

E - 2

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.31	Form of the Registrant’s Clawback Policy Acknowledgement.†	8-K	000-26734	10.1	9/9/2011
10.32	FlashSoft Corporation Amended and Restated 2011 Equity Plan. †	S-8	333-179644	4.3	2/23/2012
10.33	SMART Storage Systems (Global Holdings), Inc. 2011 Share Incentive Plan†	S-8	333-191804	4.3	10/18/2013
10.34	Consultant Services Agreement, dated May 7, 2014, between the Registrant and Dr. Chenming Hu.	10-Q	000-26734	10.1	7/31/2014
10.35	Fusion-io, Inc. 2008 Stock Incentive Plan and related documents.†	S-8	333-197581	4.3	7/23/2014
10.36	Fusion-io, Inc. 2011 Equity Incentive Plan and related documents.†	S-8	333-197581	4.5	7/23/2014
10.37	New Y2 Facility Agreement, dated October 20, 2015, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, SanDisk Flash B.V., Toshiba Corporation, Flash Partners Limited, Flash Alliance Limited and Flash Forward Limited.±	10-K	000-26734	10.37	2/12/2016
12.1	Computation of ratio of earnings to fixed charges.	10-K	000-26734	12.1	2/12/2016
21.1	Subsidiaries of the Registrant.	10-K	000-26734	21.1	2/12/2016
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	000-26734	23.1	2/12/2016
24.1	Power of Attorney (included on the Signatures page of the Annual Report on Form 10-K).	10-K	000-26734		2/12/2016
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	000-26734	32.1	2/12/2016
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	000-26734	32.2	2/12/2016
101.INS	XBRL Instance Document.	10-K	000-26734	101.INS	2/12/2016
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	000-26734	101.SCH	2/12/2016
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	000-26734	101.CAL	2/12/2016
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	000-26734	101.DEF	2/12/2016
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	000-26734	101.LAB	2/12/2016
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	000-26734	101.PRE	2/12/2016

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

E - 3