Form 10-Q
period 2016-04-03
SANDISK CORP
filed 2016-05-02
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016

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

Number of shares outstanding of the issuer’s common stock, $0.001 par value, as of April 3, 2016: 202,935,277.

SANDISK CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements may contain words such as “will,” “expects,” “anticipates,” “intends,” “plans,” “forecasts,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” “could,” or other wording indicating future results or expectations. Forward-looking statements are subject to significant risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in Part II, Item 1A, and elsewhere in this report. Our business, financial condition or results of operations could be materially harmed by any of these or other factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.

Unless the context requires otherwise, all references in this report to:

•	“SanDisk®,” “the Company,” “we,” “our,” and “us” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries.

•	Years or annual periods are references to our fiscal years, which consist of 52 weeks, except for fiscal year 2015, which consisted of 53 weeks.

•	Quarters are references to our fiscal quarters, which consist of 13 weeks, except for the fourth quarter of fiscal year 2015, which consisted of 14 weeks.

SanDisk and the SanDisk logo are trademarks of SanDisk Corporation, registered in the U.S. and other countries.  Other brand(s) mentioned herein are for identification purposes only and may be the trademark(s) of their respective holder(s).

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 3, 2016	January 3, 2016*
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,271,927	$1,478,948
Short-term marketable securities	1,249,367	2,527,245
Accounts receivable, net	497,183	618,191
Inventory	881,056	809,395
Other current assets	253,847	226,007
Total current assets	6,153,380	5,659,786
Long-term marketable securities	112,195	117,142
Property and equipment, net	790,402	817,130
Notes receivable and investments in Flash Ventures	899,419	1,009,989
Deferred taxes	310,724	325,033
Goodwill	831,328	831,328
Intangible assets, net	266,644	296,726
Other non-current assets	147,764	173,627
Total assets	$9,511,856	$9,230,761

LIABILITIES, CONVERTIBLE SHORT-TERM DEBT CONVERSION OBLIGATION AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$292,797	$323,280
Accounts payable to related parties	194,580	177,510
Convertible short-term debt	2,175,578	913,178
Terminated warrant liability	417,934	—
Other current accrued liabilities	405,922	353,940
Deferred income on shipments to distributors and retailers and deferred revenue	205,798	235,572
Total current liabilities	3,692,609	2,003,480
Convertible long-term debt	—	1,237,776
Non-current liabilities	179,419	170,093
Total liabilities	3,872,028	3,411,349

Commitments and contingencies (see Note 13)
Convertible short-term debt conversion obligation	309,753	80,488

Stockholders' equity:
Common stock	203	201
Capital in excess of par value	4,611,980	5,203,725
Retained earnings	812,225	733,937
Accumulated other comprehensive loss	(94,333)	(198,939)
Total stockholders' equity	5,330,075	5,738,924
Total liabilities, convertible short-term debt conversion obligation and stockholders’ equity	$9,511,856	$9,230,761

*	Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	April 3, 2016	March 29, 2015
	(In thousands, except per share amounts)
Revenue	$1,365,736	$1,332,241

Cost of revenue	794,135	762,483
Amortization of acquisition-related intangible assets	28,276	24,756
Total cost of revenue	822,411	787,239
Gross profit	543,325	545,002
Operating expenses:
Research and development	244,187	222,726
Sales and marketing	96,030	101,820
General and administrative	40,590	48,047
Amortization of acquisition-related intangible assets	6,397	13,681
Impairment of acquisition-related intangible assets	—	61,000
Restructuring and other	47	40,541
Western Digital acquisition-related expenses	18,963	—
Total operating expenses	406,214	487,815
Operating income	137,111	57,187
Interest income	8,847	11,025
Interest (expense) and other income (expense), net	(24,197)	(34,595)
Total other income (expense), net	(15,350)	(23,570)
Income before income taxes	121,761	33,617
Provision for (benefit from) income taxes	43,408	(5,408)
Net income	$78,353	$39,025

Net income per share:
Basic	$0.39	$0.18
Diluted	$0.37	$0.17
Shares used in computing net income per share:
Basic	201,928	211,428
Diluted	209,923	224,049

Cash dividends declared per share	$—	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	April 3, 2016	March 29, 2015
	(In thousands)
Net income	$78,353	$39,025
Other comprehensive income, before tax:
Unrealized holding gain (loss) on marketable securities	(871)	5,198
Reclassification adjustment for realized gain on marketable securities included in net income	(38)	(1,997)
Reclassification adjustment for other-than-temporary losses on available-for-sale securities included in net income	524	—
Net unrealized holding gain (loss) on marketable securities	(385)	3,201

Foreign currency translation adjustments	77,182	12,254

Unrealized holding gain on derivatives qualifying as cash flow hedges	28,388	849
Reclassification adjustment for realized loss on derivatives qualifying as cash flow hedges included in net income	1,448	11,605
Net unrealized holding gain on derivatives qualifying as cash flow hedges	29,836	12,454
Total other comprehensive income, before tax	106,633	27,909
Income tax expense related to items of other comprehensive income	2,027	2,878
Total other comprehensive income, net of tax	104,606	25,031
Comprehensive income	$182,959	$64,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	April 3, 2016	March 29, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$78,353	$39,025
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	14,553	(965)
Depreciation	68,356	69,081
Amortization	70,991	83,374
Provision for doubtful accounts	(443)	330
Share-based compensation expense	43,699	41,410
Excess tax benefit from share-based plans	(5,743)	(8,865)
Impairment and other	641	63,709
Other non-operating	(23,733)	(4,187)
Changes in operating assets and liabilities:
Accounts receivable, net	121,451	252,899
Inventory	(71,799)	(13,945)
Other assets	(5,294)	(94,673)
Accounts payable trade	(16,209)	(26,090)
Accounts payable to related parties	17,070	11,819
Other liabilities	63,250	(104,057)
Total adjustments	276,790	269,840
Net cash provided by operating activities	355,143	308,865
Cash flows from investing activities:
Purchases of short and long-term marketable securities	(299,154)	(692,656)
Proceeds from sales of short and long-term marketable securities	1,361,719	1,045,097
Proceeds from maturities of short and long-term marketable securities	207,896	99,881
Acquisition of property and equipment, net	(59,458)	(98,287)
Notes receivable issuances to Flash Ventures	(45,723)	(100,499)
Notes receivable proceeds from Flash Ventures	234,524	89,693
Purchased technology and other assets	16,628	(1,500)
Net cash provided by investing activities	1,416,432	341,729
Cash flows from financing activities:
Repayment of debt financing	—	(68)
Proceeds from employee stock programs	39,344	30,844
Excess tax benefit from share-based plans	5,743	8,865
Dividends paid	(2,574)	(64,503)
Repurchase of common stock	—	(750,140)
Taxes paid related to net share settlement of equity awards	(30,525)	(33,759)
Net cash provided by (used in) financing activities	11,988	(808,761)
Effect of changes in foreign currency exchange rates on cash	9,416	(896)
Net increase (decrease) in cash and cash equivalents	1,792,979	(159,063)
Cash and cash equivalents at beginning of period	1,478,948	809,003
Cash and cash equivalents at end of period	$3,271,927	$649,940
Supplemental disclosure of cash flow information:
Property and equipment additions not yet paid in cash	$62,002	$136,584
Intellectual property purchases not yet paid in cash	$8,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of April 3, 2016, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2016 and March 29, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K filed with the SEC on February 12, 2016. The results of operations for the three months ended April 3, 2016 are not necessarily indicative of the results to be expected for the entire year.

Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31 and its fiscal quarters generally consist of 13 weeks. Fiscal year 2016 will include 52 weeks, while fiscal year 2015 included 53 weeks with 14 weeks in the fourth fiscal quarter. The first quarters of fiscal years 2016 and 2015 ended on April 3, 2016 and March 29, 2015, respectively. For accounting and disclosure purposes, the exchange rates of 112.10, 120.29 and 119.01 at April 3, 2016, January 3, 2016 and March 29, 2015, respectively, were used to convert Japanese yen to the U.S. dollar. Throughout the Notes to Condensed Consolidated Financial Statements, unless otherwise indicated, references to Net income refer to Net income attributable to common stockholders, references to years or annual periods are references to fiscal years, and references to quarters are references to our fiscal quarters.

Pending Acquisition by Western Digital Corporation. On October 21, 2015, the Company entered into a definitive agreement under which Western Digital Corporation (“Western Digital”) will acquire all of the outstanding shares of the Company for a combination of cash and stock. The transaction has been approved by the boards of directors and stockholders of both companies.

In the merger, each issued and outstanding share of common stock of the Company will be converted into the right to receive $67.50 and 0.2387 shares of Western Digital common stock, subject to reallocation (the ‘‘Per Share Merger Consideration’’).

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the merger agreement with Western Digital, Western Digital will assume all unvested and outstanding Company stock options, all unvested restricted stock units and all vested and outstanding Company stock options with a per share exercise price that is greater than or equal to the Closing Merger Consideration Value held by employees immediately prior to the closing of the merger. All such stock options and restricted stock units will be converted into Western Digital stock options and restricted stock units, respectively, pursuant to the exchange ratio set forth in the merger agreement, and subject to the same vesting schedule (including any acceleration of vesting) as such stock options and restricted stock units had prior to being converted. Upon exercise or vesting after the closing date, respectively, such stock options and restricted stock units will entitle the holder to receive shares of Western Digital common stock.

All vested Company stock options with an exercise price less than the Closing Merger Consideration Value, and all vested restricted stock units, after giving effect to any acceleration, will be canceled at the effective time of the merger in exchange for the Per Share Merger Consideration, reduced by the applicable exercise price with respect to Company stock options (with the exercise price first applied against the stock portion of the Per Share Merger Consideration).

The transaction is subject to regulatory approvals and other customary closing conditions. The merger agreement contains certain termination rights for the Company and Western Digital that will require Western Digital to pay a termination fee to the Company of approximately $1.060 billion if the merger is terminated due to failure to obtain certain required U.S. or foreign antitrust clearances, as described in the merger agreement. In addition, if the merger agreement is terminated under other specific circumstances as described in the merger agreement, Western Digital or the Company may be required to pay the other party approximately $553 million. In the first quarter of 2016, both the Company’s and Western Digital’s stockholders have approved the merger. In addition, the merger has received regulatory approval in all required jurisdictions except for China. The chief executive officer of the Company, Sanjay Mehrotra, will be appointed to the board of directors of Western Digital at the effective time of the merger.

See Note 7, “Financing Arrangements,” for discussion of the treatment of the Company’s 1.5% Convertible Senior Notes due 2017 and the Company’s 0.5% Convertible Senior Notes due 2020 (collectively, the “Notes”) in connection with the pending acquisition of SanDisk by Western Digital.

The Company has filed with the SEC a joint proxy statement/prospectus in connection with the proposed merger on February 5, 2016, which includes the merger agreement. The joint proxy statement/prospectus has been mailed to the stockholders of the Company and Western Digital. Investors are urged to read the joint proxy statement/prospectus, including the merger agreement, and any other relevant documents that will be filed with the SEC carefully and in their entirety when they become available because they will contain important information about the proposed merger.

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Organization and Nature of Operations. The Company was incorporated in the State of Delaware on June 1, 1988. The Company designs, develops, markets and manufactures data storage solutions in a variety of form factors using its flash memory, controller and firmware and software technologies. The Company operates in one segment, flash memory storage products.

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.	Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015‑05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. Under application of this guidance, if a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. A customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The Company’s adoption of ASU No. 2015‑05 in the first quarter of 2016 did not have a material impact on the Condensed Consolidated Financial Statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016‑09, “Improvements to Employee Share-Based Payment Accounting.” The amendments simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company expects to adopt ASU No. 2016‑09 in the first quarter of 2017. The Company currently does not expect this guidance to have a material impact on its Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016‑02, “Leases.” This new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Accordingly, this new standard introduces a lessee model that brings most leases on the balance sheet and also aligns certain of the underlying principles of the new lessor model with those in the new revenue recognition standard. The Company expects that it will adopt ASU No. 2016‑02 beginning in the first quarter of 2019 and is currently evaluating the appropriate transition method and impact of this guidance on its Condensed Consolidated Financial Statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016‑01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although this ASU retains many current requirements under U.S. GAAP, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The Company expects that it will adopt ASU No. 2016‑01 beginning in the first quarter of 2018 and is currently evaluating the appropriate transition method and impact of this guidance on its Condensed Consolidated Financial Statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014‑09, “Revenue from Contracts with Customers” and subsequent to issuance has provided several updates and clarifications. Under this guidance, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. In July 2015, the FASB approved that this standard could be adopted in either the first quarter of 2017 or 2018 with earlier than 2017 adoption not permitted. Under application of the existing guidance, the Company’s sales made to distributors and retailers are generally deferred until the distributors or retailers sell the merchandise to their end customer. Under the new standard, the Company’s sales made to distributors and retailers are expected to be recognized upon transfer of inventory to the distributor or retailer resulting in earlier revenue recognition than per existing guidance with additional use of estimation. The Company expects that it will adopt ASU No. 2014‑09 beginning in the first quarter of 2018 and is currently evaluating the appropriate transition method and any further impact of this guidance on its Condensed Consolidated Financial Statements and related disclosures.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Investments and Fair Value Measurements

The Company’s total cash, cash equivalents and marketable securities was as follows:

	April 3, 2016	January 3, 2016
	(In thousands)
Cash and cash equivalents	$3,271,927	$1,478,948
Short-term marketable securities	1,249,367	2,527,245
Long-term marketable securities	112,195	117,142
Total cash, cash equivalents and marketable securities	$4,633,489	$4,123,335

For certain of the Company’s financial assets and liabilities, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and those financial assets and liabilities are therefore excluded from the fair value tables below.

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	April 3, 2016				January 3, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$2,512,412	$—	$—	$2,512,412	$1,180,614	$—	$—	$1,180,614
Fixed income securities	36,582	1,392,002	—	1,428,584	122,899	2,609,123	—	2,732,022
Derivative assets	—	35,689	—	35,689	—	3,376	—	3,376
Total financial assets	$2,548,994	$1,427,691	$—	$3,976,685	$1,303,513	$2,612,499	$—	$3,916,012

Derivative liabilities	$—	$512	$—	$512	$—	$1,747	$—	$1,747
Total financial liabilities	$—	$512	$—	$512	$—	$1,747	$—	$1,747

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Condensed Consolidated Balance Sheets as follows:

	April 3, 2016				January 3, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents(1)	$2,512,412	$67,022	$—	$2,579,434	$1,180,614	$87,635	$—	$1,268,249
Short-term marketable securities	32,246	1,217,121	—	1,249,367	122,899	2,404,346	—	2,527,245
Long-term marketable securities	4,336	107,859	—	112,195	—	117,142	—	117,142
Other current assets	—	35,689	—	35,689	—	3,376	—	3,376
Total financial assets	$2,548,994	$1,427,691	$—	$3,976,685	$1,303,513	$2,612,499	$—	$3,916,012

Other current accrued liabilities	$—	$512	$—	$512	$—	$1,747	$—	$1,747
Total financial liabilities	$—	$512	$—	$512	$—	$1,747	$—	$1,747

(1)
Cash equivalents exclude cash holdings of $692.5 million and $210.7 million included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of April 3, 2016 and January 3, 2016, respectively.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During three months ended April 3, 2016 and March 29, 2015, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2 other than the transfer from Level 2 to Level 1 of the $1.5 billion 0.5% Convertible Senior Notes due 2020 outstanding during the three months ended March 29, 2015 due to active market trading directly prior to the end of the first quarter of 2015.

As of April 3, 2016 and January 3, 2016, the Company had no financial assets or liabilities categorized as Level 3 and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Available-for-Sale Investments. Available-for-sale investments were as follows:

	April 3, 2016				January 3, 2016
	Amortized Cost(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$36,547	$35	$—	$36,582	$122,891	$11	$(3)	$122,899
U.S. government-sponsored agency securities	21,138	97	—	21,235	37,447	14	(74)	37,387
International government securities	1,664	—	(3)	1,661	47,463	—	(16)	47,447
Corporate notes and bonds	260,940	357	(106)	261,191	471,421	52	(559)	470,914
Asset-backed securities	45,080	32	(14)	45,098	133,518	3	(75)	133,446
Mortgage-backed securities	2,149	2	(1)	2,150	12,661	—	(4)	12,657
Municipal notes and bonds	1,060,129	538	—	1,060,667	1,905,299	1,991	(18)	1,907,272
Total available-for-sale investments	$1,427,647	$1,061	$(124)	$1,428,584	$2,730,700	$2,071	$(749)	$2,732,022

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization and other-than- temporary impairment.

The Company recorded other-than-temporary impairment losses of $0.5 million as of April 3, 2016 related to securities it now expects to sell prior to their maturity dates as a result of the pending acquisition of SanDisk by Western Digital. See Note 1, “Organization and Summary of Significant Accounting Policies-Pending Acquisition by Western Digital Corporation.”

Available-for-Sale Investments in Gross Unrealized Loss Positions. The fair value and gross unrealized losses on the available-for-sale securities, net of the impact of other-than-temporary impairment losses, that have been in a continuous unrealized loss position, aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of April 3, 2016, are summarized in the following table. Available-for-sale securities that were in an unrealized gain position have been excluded from the following table.

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
International government securities	$1,654	$(3)	$—	$—
Corporate notes and bonds	117,285	(105)	973	(1)
Asset-backed securities	21,820	(11)	2,535	(3)
Mortgage-backed securities	502	0	138	(1)
Municipal notes and bonds	189,025	0	—	—
Total	$330,286	$(119)	$3,646	$(5)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The gross unrealized loss, net of the impact of other-than-temporary impairment losses, related to these securities was due primarily to changes in interest rates. The gross unrealized loss, net of the impact of other-than-temporary impairment losses, on available-for-sale fixed income securities at April 3, 2016 was considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is “more likely than not” the Company will be required to sell the investments before the recovery of its amortized cost.

Available-for-Sale Investments Realized Gains (Losses). The following table shows the realized gains and (losses) on sales of available-for-sale securities:

	Three months ended
	April 3, 2016	March 29, 2015
	(In thousands)
Realized gains	$2,060	$2,320
Realized losses	(2,022)	(323)
Net realized gains	$38	$1,997

Fixed Income Securities by Contractual Maturity. Fixed income securities by contractual maturity as of April 3, 2016 are shown below. Effective maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations or the Company has the option to demand payment. Fixed income securities are classified on the balance sheet based upon effective maturities or the Company’s intended holding period, if shorter.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$886,076	$886,479
After one year through five years	218,573	219,038
After five years through ten years	60,531	60,532
After ten years	262,467	262,535
Total	$1,427,647	$1,428,584

Financial Instruments. For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and fair values, which are based on quoted market prices. As of April 3, 2016 and January 3, 2016, the 1.5% Convertible Senior Notes due 2017 and the 0.5% Convertible Senior Notes due 2020 were both categorized as Level 1, based on the frequency of trading of each respective convertible note directly prior to the end of the first quarter of 2016 and the fourth quarter of 2015, respectively. See Note 7, “Financing Arrangements,” regarding details of each convertible note presented.

	April 3, 2016		January 3, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
1.5% Convertible Senior Notes due 2017	$925,486	$1,577,929	$913,178	$1,573,285
0.5% Convertible Senior Notes due 2020	1,250,092	1,560,300	1,237,776	1,563,750
Total	$2,175,578	$3,138,229	$2,150,954	$3,137,035

Cost Method Investments. As of April 3, 2016 and January 3, 2016, the Company had aggregate net investments under the cost method of accounting of $32.6 million and $38.6 million, respectively, and these investments consisted of privately-held equity securities without a readily determinable fair value. These privately-held equity investments are reported under Other non-current assets in the Condensed Consolidated Balance Sheets.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.	Derivatives and Hedging Activities

Cash Flow Hedges. From time to time, the Company uses foreign exchange forward contracts designated as cash flow hedges to hedge a portion of future forecasted wafer purchases and research and development (“R&D”) expenses in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into cost of revenue or R&D expense in the same period or periods in which the cost of revenue or R&D expense is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or related to an ineffective portion of a cash flow hedge, as well as any amount excluded from the hedge effectiveness, is recognized immediately as other income (expense).

Net Investment Hedges. To help protect certain foreign currency denominated equity method investments from adverse changes in foreign currency exchange rates, the Company may enter into foreign currency forward contracts to partially hedge the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. Foreign exchange forward contracts designated as net investment hedges relate to the underlying value of the Company’s equity method investments in Japanese yen. The effective portion of a net investment hedge is initially recorded in AOCI as a part of foreign currency translation. Cumulative gains and losses including forward points associated with foreign exchange forward contracts designated as net investment hedges would be reclassified to other income (expense) from AOCI upon sale or substantial liquidation of the foreign equity method investments. The ineffective portions of net investment hedges are recognized immediately as other income (expense). The Company had no net investment hedges outstanding as of April 3, 2016.

As of April 3, 2016, the notional amount and unrealized gain on the effective portion of the outstanding foreign exchange forward contracts to purchase Japanese yen that are designated as cash flow hedges are shown in both Japanese yen and U.S. dollar, based upon the exchange rate at April 3, 2016, as follows:

	Notional Amount		Unrealized Gain
	(Japanese yen, in billions)	(U.S. dollar, in thousands)	(U.S. dollar, in thousands)
Designated foreign exchange forward contracts	¥92.0	$824,385	$28,782

As of April 3, 2016, the maturities of the designated foreign exchange forward contract hedges were ten months or less.

Other Derivatives. Other derivatives that are non-designated consist primarily of foreign exchange forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding foreign exchange forward contracts were marked-to-market at April 3, 2016 with realized and unrealized gains and losses included in other income (expense). As of April 3, 2016, the Company had foreign exchange forward contracts hedging balance sheet remeasurement exposures in British pounds, European euros, Japanese yen and Malaysian ringgits. Foreign exchange forward contracts were outstanding to buy and sell U.S. dollar-equivalents of approximately $342.7 million and $122.0 million in foreign currencies, respectively, based upon the exchange rates at April 3, 2016.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts. Gross fair value of derivative contracts was as follows:

	Derivative assets reported in
	Other Current Assets
	April 3, 2016	January 3, 2016
	(In thousands)
Foreign exchange forward contracts designated	$28,784	$1,307
Foreign exchange forward contracts not designated	6,905	2,069
Total derivatives	$35,689	$3,376

	Derivative liabilities reported in
	Other Current Accrued Liabilities
	April 3, 2016	January 3, 2016
	(In thousands)
Foreign exchange forward contracts designated	$2	$4
Foreign exchange forward contracts not designated	510	1,743
Total derivatives	$512	$1,747

As of April 3, 2016, the potential effect of rights of set-off associated with the above foreign exchange forward contracts would result in a net derivative asset balance of $35.2 million and an immaterial net derivative liability balance. As of January 3, 2016, the potential effect of rights of set-off would result in a net derivative asset balance of $2.7 million and a net derivative liability balance of $1.1 million.

Effect of Foreign Exchange Forward Contracts Designated as Cash Flow and Net Investment Hedges on the Condensed Consolidated Statements of Operations. All designated cash flow and net investment hedge derivative contracts were considered effective for each of the three months ended April 3, 2016 and March 29, 2015. The impact of the effective portion of designated cash flow and net investment derivative contracts on the Company’s results of operations was as follows:

	Three months ended
	Amount of gain recognized in OCI		Amount of loss reclassified from AOCI to earnings
	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
	(In thousands)
Foreign exchange forward contracts:
Cash flow hedges	$28,388	$849	$(1,448)	$(11,605)
Net investment hedges	—	1,312	—	—
Total foreign exchange forward contracts	$28,388	$2,161	$(1,448)	$(11,605)

The Company expects to realize the majority of the AOCI balance related to cash flow hedges within the next ten months. Cumulative gains and losses on net investment hedges recognized in AOCI would be reclassified to other income (expense) from AOCI upon sale or substantial liquidation of the foreign equity method investments.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the forward points on foreign exchange contracts excluded for the purposes of cash flow hedging designation recognized in other income (expense):

	Three months ended
	April 3, 2016	March 29, 2015
	(In thousands)
Foreign exchange forward contracts	$(1,877)	$(159)

Effect of Non-designated Derivative Contracts on the Condensed Consolidated Statements of Operations. The effect of non-designated derivative contracts on the Company’s results of operations recognized in other income (expense) was as follows:

	Three months ended
	April 3, 2016	March 29, 2015
	(In thousands)
Gain (loss) on foreign exchange forward contracts including forward point income	$22,753	$(559)
Loss from revaluation of foreign currency exposures hedged by foreign exchange forward contracts	(20,892)	(3,306)
Total effect of non-designated derivative contracts	$1,861	$(3,865)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.	Balance Sheet Information

Accounts Receivable, net. Accounts receivable, net was as follows:

	April 3, 2016	January 3, 2016
	(In thousands)
Accounts receivable	$721,274	$889,574
Allowance for doubtful accounts	(7,350)	(7,784)
Promotions, price protection and other activities	(216,741)	(263,599)
Total accounts receivable, net	$497,183	$618,191

Inventory. Inventory was as follows:

	April 3, 2016	January 3, 2016
	(In thousands)
Raw material	$420,558	$383,655
Work-in-process	140,375	109,746
Finished goods	320,123	315,994
Total inventory	$881,056	$809,395

Other Current Assets. Other current assets were as follows:

	April 3, 2016	January 3, 2016
	(In thousands)
Income tax receivables	$47,941	$38,420
Other tax-related receivables	107,978	104,273
Non-trade receivables	22,646	23,108
Prepayment to Flash Ventures	13,758	13,758
Prepaid expenses	17,078	26,806
Other current assets	44,446	19,642
Total other current assets	$253,847	$226,007

Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. (collectively referred to as “Flash Ventures”) were as follows:

	April 3, 2016	January 3, 2016
	(In thousands)
Notes receivable, Flash Partners Ltd.	$25,870	$113,476
Notes receivable, Flash Alliance Ltd.	219,447	285,560
Notes receivable, Flash Forward Ltd.	100,357	105,994
Investment in Flash Partners Ltd.	184,035	170,423
Investment in Flash Alliance Ltd.	278,702	252,697
Investment in Flash Forward Ltd.	91,008	81,839
Total notes receivable and investments in Flash Ventures	$899,419	$1,009,989

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

Other Non-current Assets. Other non-current assets were as follows:

	April 3, 2016	January 3, 2016
	(In thousands)
Prepaid tax on intercompany transactions	$27,944	$29,412
Prepayment to Flash Ventures	22,930	26,370
Long-term income tax receivable	31,371	45,785
Other non-current assets	65,519	72,060
Total other non-current assets	$147,764	$173,627

Other Current Accrued Liabilities. Other current accrued liabilities were as follows:

	April 3, 2016	January 3, 2016
	(In thousands)
Accrued payroll and related expenses	$153,698	$138,757
Taxes payable	65,240	53,006
Derivative contract payables	512	1,747
Other current accrued liabilities	186,472	160,430
Total other current accrued liabilities	$405,922	$353,940

Non-current Liabilities. Non-current liabilities were as follows:

	April 3, 2016	January 3, 2016
	(In thousands)
Income tax liabilities	$99,540	$93,731
Deferred revenue	25,729	22,728
Deferred tax liabilities	1,237	30
Other non-current liabilities	52,913	53,604
Total non-current liabilities	$179,419	$170,093

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warranties. The liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the Condensed Consolidated Balance Sheets, and the activity was as follows:

	Three months ended
	April 3, 2016	March 29, 2015
	(In thousands)
Balance, beginning of period	$42,311	$48,555
Additions and adjustments to cost of revenue	3,244	244
Usage	(1,874)	(4,167)
Balance, end of period	$43,681	$44,632

Additions and adjustments to cost of revenue included adjustments to certain warranty assumptions related to future potential claims, resulting in reductions to the overall future warranty exposure. There was no adjustment to warranty assumptions related to future potential claims in the three months ended April 3, 2016 and there was $3.1 million in adjustments to warranty assumptions related to future potential claims in the three months ended March 29, 2015.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Income (Loss). The changes in AOCI by component were as follows:

	Available-for-sale Investments	Foreign Currency Translation	Hedging Activities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 3, 2016	$842	$(199,663)	$(118)	$(198,939)
Other comprehensive income (loss) before reclassifications, net	(871)	77,182	28,388	104,699
Amount reclassified from AOCI	(38)	—	1,448	1,410
Reclassification adjustment for other-than-temporary impairment losses	524	—	—	524
Tax effects	145	(2,172)	—	(2,027)
Balance at April 3, 2016	$602	$(124,653)	$29,718	$(94,333)

The significant amounts reclassified out of each component of AOCI were as follows:

	Three months ended
AOCI Component	April 3, 2016	March 29, 2015	Statement of Operations Line Item
	(In thousands)
Unrealized gain on available-for-sale investments	$38	$1,997	Interest (expense) and other income (expense), net
Other-than-temporary impairment losses on available-for-sale securities	(524)	—	Interest (expense) and other income (expense), net
Tax impact	184	(722)	Provision for (benefit from) income taxes
Unrealized gain (loss) on available-for-sale investments, net of tax	(302)	1,275
Unrealized holding loss on cash flow hedging activities:
Foreign exchange contracts	(1,325)	(11,605)	Cost of revenue
Foreign exchange contracts	(123)	—	Research and development
Unrealized holding loss on cash flow hedging activities	(1,448)	(11,605)
Total reclassifications for the period, net of tax	$(1,750)	$(10,330)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.	Goodwill and Intangible Assets

Goodwill. Goodwill balances as of April 3, 2016 and January 3, 2016 were as follows:

Carrying Amount
(In thousands)
Balance, beginning of year and end of period	$831,328

Intangible Assets. Intangible asset balances were as follows:

	April 3, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Developed product technology	$451,560	$(231,790)	$219,770
Customer relationships	64,600	(64,600)	—
Trademarks and trade names	62,500	(23,551)	38,949
Acquisition-related intangible assets	578,660	(319,941)	258,719
Technology licenses and patents	110,000	(102,075)	7,925
Total intangible assets	$688,660	$(422,016)	$266,644

	January 3, 2016
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
	(In thousands)
Developed product technology	$451,560	$(203,514)	$—	$248,046
Customer relationships	64,600	(61,434)	—	3,166
Trademarks and trade names	62,500	(20,319)	—	42,181
Acquisition-related intangible assets	578,660	(285,267)	—	293,393
Technology licenses and patents	102,000	(98,667)	—	3,333
Total intangible assets subject to amortization	680,660	(383,934)	—	296,726
Acquired in-process research and development	61,000	—	(61,000)	—
Total intangible assets	$741,660	$(383,934)	$(61,000)	$296,726

The annual expected amortization expense of intangible assets subject to amortization as of April 3, 2016 was as follows:

	Acquisition-related Intangible Assets	Technology Licenses and Patents
	(In thousands)
Year:
2016 (remaining 9 months)	$91,557	$857
2017	107,177	1,143
2018	53,160	1,143
2019	6,825	1,143
2020 and thereafter	—	3,639
Total intangible assets subject to amortization	$258,719	$7,925

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.	Financing Arrangements

The following table reflects the carrying values of the Company’s convertible debt:

	April 3, 2016	January 3, 2016
	(In thousands)
1.5% Notes due 2017	$996,715	$996,715
Less: Unamortized bond discount	(68,649)	(80,488)
Less: Unamortized bond issuance costs	(2,580)	(3,049)
Net carrying amount of 1.5% Notes due 2017	925,486	913,178

0.5% Notes due 2020	1,500,000	1,500,000
Less: Unamortized bond discount	(241,104)	(252,940)
Less: Unamortized bond issuance costs	(8,804)	(9,284)
Net carrying amount of 0.5% Notes due 2020	1,250,092	1,237,776
Total convertible debt	2,175,578	2,150,954
Less: Convertible short-term debt	(2,175,578)	(913,178)
Convertible long-term debt	$—	$1,237,776

1.5% Convertible Senior Notes Due 2017. In August 2010, the Company issued and sold $1.0 billion in aggregate principal amount of 1.5% Convertible Senior Notes due August 15, 2017 (“1.5% Notes due 2017”) at par. The 1.5% Notes due 2017 may be converted, under certain circumstances, based on an initial conversion rate of 19.0931 shares of common stock per $1,000 principal amount of notes (which represents 19.1 million shares at an initial conversion price of approximately $52.37 per share). The 1.5% Notes due 2017 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Accordingly, as of April 3, 2016, the conversion rate was adjusted for dividends paid to date to 19.7302 shares of common stock per $1,000 principal amount of notes (which represents 19.7 million shares at a conversion price of approximately $50.68 per share). The 1.5% Notes due 2017 may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in the Company’s stock price or in connection with a merger event. Under certain circumstances, the conversion rate will be increased for holders who elect to convert their 1.5% Notes due 2017 in connection with a merger event. The net proceeds to the Company from the sale of the 1.5% Notes due 2017 were $981.0 million.

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

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of the bond discount on the liability component of the 1.5% Notes due 2017 and amortization of bond issuance costs:

	Three months ended
	April 3, 2016	March 29, 2015
	(In thousands)
Contractual interest coupon	$3,738	$3,738
Amortization of bond discount	11,644	10,873
Amortization of bond issuance costs	664	665
Total interest cost recognized	$16,046	$15,276

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company pays cash interest at an annual rate of 1.5%, payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2011. The effective interest rate on the liability component of the 1.5% Notes due 2017 was 6.85% for each of the three months ended April 3, 2016 and March 29, 2015. The remaining unamortized bond discount of $68.6 million as of April 3, 2016 will be amortized over the remaining life of the 1.5% Notes due 2017, which is approximately 1.4 years. Debt issuance costs were $18.7 million, of which $5.5 million was allocated to capital in excess of par value and $13.2 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 1.5% Notes due 2017.

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of the calendar quarter ended March 31, 2016, the 1.5% Notes due 2017 were convertible at the holders’ option beginning April 1, 2016 and ending June 30, 2016 as the last reported sales price of the Company’s stock exceeded 130% of the conversion price for more than 20 days in the period of 30 consecutive trading days prior to March 31, 2016, as set forth in the indenture. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. In addition, under the terms of the 1.5% Notes due 2017, the pending acquisition by Western Digital will constitute a designated event and a fundamental change. As a result, holders of the 1.5% Notes due 2017 will be permitted to choose (i) to convert their 1.5% Notes due 2017 into a mixture of cash and stock at a temporarily increased conversion rate, (ii) to require the Company to repurchase their 1.5% Notes due 2017 for a price equal to their principal amount plus accrued but unpaid interest to but excluding the repurchase date, or (iii) to continue holding their 1.5% Notes due 2017. If the merger closes, the holders of the 1.5% Notes due 2017 would be expected to exercise the right to convert their 1.5% Notes due 2017 in accordance with their terms at a temporarily increased conversion rate shortly following the closing of the merger (although the holders’ actual decisions will depend upon their judgments based on the then prevailing market conditions) in which case the 1.5% Notes due 2017 will be converted into cash for the principal amount and the merger consideration with respect to the excess thereof. The holders of the 1.5% Notes due 2017 may deliver conversion notices prior to the closing of the merger, and if they do so, the Company will be required to settle such conversions regardless of whether the merger closes; however, if the merger does not close, any converting holders will not be entitled to the temporarily increased conversion rate. On March 1, 2016, the Company issued a notice of an anticipated designated event and fundamental change to holders of the 1.5% Notes due 2017 and as a result, the 1.5% Notes due 2017 are convertible. Notice was given, pursuant to the indentures governing the 1.5% Notes due 2017, that the consummation of the merger would constitute a designated event and a fundamental change under each of the indentures. Accordingly, the carrying value of the 1.5% Notes due 2017 was classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the equity component of $68.6 million of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on the Company’s Condensed Consolidated Balance Sheet as of April 3, 2016, and will remain so while the notes are convertible. The 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met per the calendar-quarter assessment as described above or if the merger is cancelled. Based on the last closing price for the Company’s common stock as of April 3, 2016 of $76.20, if all of the 1.5% Notes due 2017 then outstanding were converted at the then-current conversion rate, approximately 6.6 million shares would be distributed to the holders.

During the first quarter of 2016, $16 thousand aggregate principal amount of the 1.5% Notes due 2017 was tendered to the Company for redemption. The Company expects to redeem these notes in the second quarter of 2016.

Concurrently with the issuance of the 1.5% Notes due 2017, the Company purchased a convertible bond hedge in which counterparties initially agreed to sell to the Company up to approximately 19.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through April 3, 2016, the counterparties agreed to sell to the Company up to approximately 19.7 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $50.68 per share as of April 3, 2016. This convertible bond hedge transaction will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the maturity date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1.5% Notes due 2017. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. Cumulatively through April 3, 2016, the Company had received 27,134 shares of the Company’s common stock from the exercise of a portion of the convertible bond hedge related to the conversion of $3.3 million aggregate principal amount of the 1.5% Notes due 2017.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, concurrent with the issuance of the 1.5% Notes due 2017, the Company sold warrants to purchase up to approximately 19.1 million shares of the Company’s common stock at an exercise price of $73.3250 per share. The value of the warrants was initially recorded in equity. In the first quarter of 2016, all of the warrants associated with the 1.5% Notes due 2017 were terminated, resulting in a net obligation of $417.9 million payable by the Company at the earlier of the closing of the Western Digital merger or August 2017. At the time of termination, the value of the warrants of $424.0 million was reclassified from equity to short term liabilities. The difference between the $424.0 million reclassified from equity and the ending liability of $417.9 million is due to a mark-to-market gain of $6.1 million which was recorded in other income (expense).

0.5% Convertible Senior Notes Due 2020. In October 2013, the Company issued and sold $1.5 billion in aggregate principal amount of 0.5% Convertible Senior Notes due October 15, 2020 (the “0.5% Notes due 2020”) at par. The 0.5% Notes due 2020 may be converted, under certain circumstances, based on an initial conversion rate of 10.8470 shares of common stock per $1,000 principal amount of notes (which represents 16.3 million shares at an initial conversion price of approximately $92.19 per share). The 0.5% Notes due 2020 contain provisions where the conversion rate and conversion price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share to holders of its common stock. Accordingly, as of April 3, 2016, the conversion rate was adjusted for dividends in excess of $0.225 per share paid to date to 10.9006 shares of common stock per $1,000 principal amount of notes (which represents 16.4 million shares at a conversion price of approximately $91.74 per share). The 0.5% Notes due 2020 may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in the Company’s stock price or in connection with a merger event. Under certain circumstances, the conversion rate will be increased for holders who elect to convert their 0.5% Notes due 2020 in connection with a merger event. The net proceeds to the Company from the sale of the 0.5% Notes due 2020 were approximately $1.48 billion.

The Company separately accounts for the liability and equity components of the 0.5% Notes due 2020. The principal amount of the liability component of $1.15 billion as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 4.43%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. As of the date of issuance, the carrying value of the equity component was $352.0 million.

The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of the bond discount on the liability component of the 0.5% Notes due 2020 and amortization of bond issuance costs:

	Three months ended
	April 3, 2016	March 29, 2015
	(In thousands)
Contractual interest coupon	$1,875	$1,875
Amortization of bond discount	11,689	11,254
Amortization of bond issuance costs	627	627
Total interest cost recognized	$14,191	$13,756

The Company pays cash interest at an annual rate of 0.5%, payable semi-annually on April 15 and October 15 of each year, beginning April 15, 2014. The effective interest rate on the liability component of the 0.5% Notes due 2020 was 4.43% for each of the three months ended April 3, 2016 and March 29, 2015. The remaining unamortized bond discount of $241.1 million as of April 3, 2016 will be amortized over the remaining life of the 0.5% Notes due 2020, which is approximately 4.6 years. Debt issuance costs were $17.6 million, of which $4.1 million was allocated to capital in excess of par value and $13.5 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 0.5% Notes due 2020.

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

Under the terms of the 0.5% Notes due 2020, the pending acquisition by Western Digital will constitute a designated event and a fundamental change. As a result, holders of the 0.5% Notes due 2020 will be permitted to choose (i) to convert their 0.5% Notes due 2020 into a mixture of cash and stock at a temporarily increased conversion rate, (ii) to require the Company to repurchase their 0.5% Notes due 2020 for a price equal to their principal amount plus accrued but unpaid interest to but excluding the repurchase date, or (iii) to continue holding their 0.5% Notes due 2020. If the merger closes, the holders of the 0.5% Notes due 2020 would be expected to exercise the right to convert their 0.5% Notes due 2020 in accordance with their terms at a temporarily increased conversion rate shortly following the closing of the merger (although the holders’ actual decisions will depend upon their judgments based on the then prevailing market conditions) in which case the 0.5% Notes due 2020 will be converted into cash for the principal amount and the merger consideration with respect to the excess thereof. The holders of the 0.5% Notes due 2020 may deliver conversion notices prior to the closing of the merger, and if they do so, the Company will be required to settle such conversions regardless of whether the merger closes; however, if the merger does not close, any converting holders will not be entitled to the temporarily increased conversion rate. On March 1, 2016, the Company issued a notice of an anticipated designated event and fundamental change to holders of the 0.5% Notes due 2020 and as a result, the 0.5% Notes due 2020 are convertible. Notice was given, pursuant to the indentures the 0.5% Notes due 2020, that the consummation of the merger would constitute a designated event and a fundamental change under each of the indentures. Accordingly, the carrying value of the 0.5% Notes due 2020 was classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the equity component of $241.1 million of the 0.5% Notes due 2020 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on the Company’s Condensed Consolidated Balance Sheet as of April 3, 2016, and will remain so while the notes are convertible. The 0.5% Notes due 2020 may be reclassified as long-term debt if the merger is cancelled.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concurrently with the issuance of the 0.5% Notes due 2020, the Company purchased a convertible bond hedge in which counterparties agreed to sell to the Company up to approximately 16.3 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or makes a distribution to all or substantially all holders of its common stock. Adjusting for dividends paid through April 3, 2016, the counterparties agreed to sell to the Company up to approximately 16.4 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $91.74 per share as of April 3, 2016. This convertible bond hedge transaction will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. As of April 3, 2016, the Company had not purchased any shares under this convertible bond hedge agreement. Settlement of the convertible bond hedge in net shares, based on the number of shares issuable upon conversion of the 0.5% Notes due 2020, on the maturity date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 0.5% Notes due 2020. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge.

In addition, concurrent with the issuance of the 0.5% Notes due 2020, the Company sold warrants to purchase up to approximately 16.3 million shares of the Company’s common stock at an exercise price of $122.9220 per share. The warrant agreements contain provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if the Company pays a cash dividend greater than a regular quarterly cash dividend of $0.225 per share to holders of its common stock.  Adjusting for dividends paid through April 3, 2016, holders of the warrants may acquire up to approximately 16.4 million shares of the Company’s common stock at a strike price of $122.3181 per share as of April 3, 2016.  The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021, are automatically exercised at maturity, and are settled on a net share basis.  The value of the warrants was initially recorded in equity and through April 3, 2016, continued to be classified as equity.  In the first quarter of fiscal 2016, the Company amended all the warrants associated with the 0.5% Notes due 2020 to specify the methodologies to determine the amount that will be payable to the warrant counterparties upon the closing of the merger with Western Digital. Additionally, 80% of the warrants associated with the 0.5% Notes due 2020 were amended to contain a potential downward adjustment to the strike price to reflect the economic effect of a merger announcement in the event such merger is subsequently cancelled.  If the merger with Western Digital does not close, all warrants associated with the 0.5% Notes due 2020 will remain outstanding in equity. In the first quarter of 2016, the Company recorded a charge of $5.5 million in other income (expense) due to these warrant amendments.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.	Stock Repurchases

As of April 3, 2016, $1.88 billion remained available for stock repurchases under the Company’s authorized stock repurchase program; however, due to the pending acquisition of the Company by Western Digital, the Company is contractually obligated to suspend all stock repurchases under this program effective in the fourth quarter of 2015. See Note 1, “Organization and Summary of Significant Accounting Policies–Pending Acquisition by Western Digital Corporation.”

During the first quarter of 2016, the Company spent $30.5 million to settle employee tax withholding obligations due upon the vesting of restricted stock units and withheld an equivalent value of shares from the shares provided to the employees upon vesting.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.	Share‑based Compensation

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

Valuation Assumptions

Option Plan Shares. The fair value of the Company’s stock options granted to employees, officers and non-employee board members was estimated using the following weighted-average assumptions.

	Three months ended
	April 3, 2016	March 29, 2015
Dividend yield	—%	1.52%
Expected volatility	0.22	0.32
Risk-free interest rate	1.20%	1.18%
Expected term	4.1 years	4.2 years
Estimated annual forfeiture rate	8.20%	8.79%
Weighted-average fair value at grant date	$15.05	$19.56

RSU Plan Shares. The fair value of the Company’s RSU awards granted was based upon the closing price of the Company’s stock price on the date of grant.

Employee Stock Purchase Plan Shares. The fair value of shares issued under the Company’s ESPP program was estimated using the following weighted-average assumptions:

	Three months ended
	April 3, 2016	March 29, 2015
Dividend yield	—%	1.52%
Expected volatility	0.24	0.36
Risk-free interest rate	0.42%	0.07%
Expected term	½ year	½ year
Weighted-average fair value at purchase date	$13.26	$20.20

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-based Compensation Plan Activities

Stock Options and SARs. A summary of stock option and SARs activities under all of the Company’s share-based compensation plans as of April 3, 2016 and changes during the first quarter of 2016 are presented below:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options and SARs outstanding as of January 3, 2016	4,173	$60.57	4.2	$72,093
Granted	13	$75.80
Exercised	(526)	$38.65		$18,169
Forfeited	(58)	$74.19
Expired	(4)	$82.61
Options and SARs outstanding as of April 3, 2016	3,598	$63.58	4.2	$52,688
Options and SARs vested and expected to vest after April 3, 2016, net of forfeitures	3,467	$63.07	4.2	$52,302
Options and SARs exercisable as of April 3, 2016	2,147	$56.87	3.5	$44,283

As of April 3, 2016, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $22.2 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.1 years. As of April 3, 2016, the Company had fully expensed all of its SAR awards.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plans during the first quarter of 2016 are presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Fair Market Value (1)
	(In thousands)		(In thousands)
Non-vested share units as of January 3, 2016	5,569	$72.47
Granted	2,718	$68.35
Vested	(1,495)	$67.29	$102,793
Forfeited	(164)	$75.09
Non-vested share units as of April 3, 2016	6,628	$71.89

(1)	Aggregate Fair Market Value represents the aggregated market value of RSUs vested during the period as of their individual vest dates.

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

As of April 3, 2016, the total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was approximately $371.2 million, and this amount is expected to be recognized over a weighted-average period of approximately 3.0 years.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Stock Purchase Plan. As of April 3, 2016, the total unrecognized compensation cost related to ESPP was approximately $0.8 million and will be recognized over the planned purchase interval.

Share-based Compensation Expense. The following tables set forth the detailed allocation of the share-based compensation expense:

	Three months ended
	April 3, 2016	March 29, 2015
	(In thousands)
Share‑based compensation expense by caption:
Cost of revenue	$5,376	$4,062
Research and development	21,960	21,043
Sales and marketing	9,355	9,535
General and administrative	7,008	6,770
Total share‑based compensation expense	43,699	41,410
Total tax benefit recognized	(11,903)	(11,069)
Decrease in net income	$31,796	$30,341

Share‑based compensation expense by type of award:
Stock options	$5,809	$8,028
RSUs	35,705	30,225
ESPP	2,185	3,157
Total share‑based compensation expense	43,699	41,410
Total tax benefit recognized	(11,903)	(11,069)
Decrease in net income	$31,796	$30,341

Share-based compensation expense of $5.3 million and $5.4 million related to manufacturing personnel was capitalized into inventory as of April 3, 2016 and January 3, 2016, respectively.

Grant Date Fair Value of Vested Options and RSUs. The total grant date fair value of options and RSUs vested during the period was as follows:

	Three months ended
	April 3, 2016	March 29, 2015
	(In thousands)
Options	$8,065	$10,787
RSUs	100,584	79,628
Total grant date fair value of options and RSUs vested during the period	$108,649	$90,415

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.	Restructuring and Other

The Company recorded the following in Restructuring and other:

	Three months ended
	April 3, 2016	March 29, 2015
	(In thousands)
Restructuring costs:
2014 Restructuring Plan	$(203)	$4,250
2015 Restructuring Plan	228	—
Total restructuring costs	25	4,250

Other costs	22	36,291
Total restructuring and other	$47	$40,541

Restructuring Costs.

2014 Restructuring Plan. During 2014, the Company implemented a restructuring plan which primarily consisted of reductions in workforce in certain functions of the organization in the U.S. and certain foreign countries, and losses on excess lease obligations and asset disposals, related to redundant activities due to the acquisition of Fusion‑io, Inc. (“Fusion‑io”), as well as the realignment of certain projects (the “2014 Restructuring Plan”). All expenses, including adjustments, associated with the 2014 Restructuring Plan are included in Restructuring and other in the Condensed Consolidated Statements of Operations.

The following table sets forth an analysis of the components of the restructuring charges, adjustments and payments made against the reserve as of April 3, 2016:

Other Charges
(In thousands)
Accrual balance at January 3, 2016	$1,802
Adjustments	(203)
Cash payments	(270)
Accrual balance at April 3, 2016	$1,329

All of the remaining restructuring reserve relates to an excess lease obligation, which the Company anticipates will be paid over the remaining lease term through year 2021.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2015 Restructuring Plan. During the second quarter of 2015, the Company implemented a restructuring plan which consisted of global reductions in workforce in manufacturing operations, research and development, sales and marketing, and general and administrative functions, related to business conditions and a realignment of certain projects (the “2015 Restructuring Plan”). All expenses, including adjustments, associated with the 2015 Restructuring Plan are included in Restructuring and other in the Condensed Consolidated Statements of Operations.

The following table sets forth an analysis of the components of the restructuring charges, adjustments and payments made against the reserve as of April 3, 2016:

Severance and Benefits
(In thousands)
Accrual balance at January 3, 2016	$1,394
Adjustments	228
Cash payments	(1,327)
Non-cash items	(67)
Accrual balance at April 3, 2016	$228

The Company anticipates that the majority of the remaining restructuring reserve balance will be paid out in cash by the middle of 2016.

Other Costs. During the first quarter of 2016, the Company recognized other costs related to the final litigation settlement related to the Fusion‑io acquisition. During the first quarter of 2015, the Company recognized other costs of $36.3 million related primarily to legal settlements and also to the Fusion‑io post-merger integration expenses.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.	Provision for (Benefit from) Income Taxes

The following table presents the provision for (benefit from) income taxes and the effective tax rate:

	Three months ended
	April 3, 2016	March 29, 2015
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$43,408	$(5,408)
Tax rate	35.6%	(16.1)%

The provision for income taxes for the three months ended April 3, 2016 prior to discrete items differs from the U.S. statutory tax rate of 35% due primarily to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to the Company’s Chinese, Irish, Israeli, Japanese and Malaysian entities. The higher effective tax rate for the three months ended April 3, 2016 compared with the same period in 2015, is primarily related to a discrete benefit recorded as a result of tax audit settlements and lower pre-tax profit, both during the three months ended March 29, 2015. As of April 3, 2016, the Company believes that most of its deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

As of April 3, 2016, the Company had not made a provision for U.S. income taxes or foreign withholding taxes on $1.55 billion of undistributed earnings of foreign subsidiaries as the Company intends to indefinitely reinvest these earnings outside the U.S. to fund its international capital expenditures and operating requirements. The Company determined that it is not practicable to calculate the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings. If these earnings were distributed to the U.S., the Company would be subject to additional U.S. income taxes and foreign withholding taxes reduced by any available foreign tax credits.

Unrecognized tax benefits were $119.1 million and $104.2 million as of April 3, 2016 and January 3, 2016, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $79.4 million at April 3, 2016. Income tax expense for the three months ended April 3, 2016 and March 29, 2015 included expense of $0.6 million of interest and penalties and a benefit of $3.2 million from a reversal of interest and penalties, respectively. It is reasonably possible that the unrecognized tax benefits could decrease by approximately $7.7 million within the next 12 months as a result of the expiration of statutes of limitations and potential settlements of tax authority examinations. The Company is currently under audit by several tax authorities in which the timing of the resolution and/or closure of these audits is highly uncertain. Therefore it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing as of April 3, 2016.

The Company is currently under audit by various state and international tax authorities. While the Company believes it has an adequate provision for the years under audit, there is still a possibility that an adverse outcome from these matters could have a material effect on the Company’s financial position, results of operations or liquidity. The Company cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome from these examinations will not materially harm the Company’s financial position, results of operations or liquidity.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	April 3, 2016	March 29, 2015
	(In thousands, except per share amounts)
Numerator for basic net income per share:
Net income	$78,353	$39,025
Denominator for basic net income per share:
Weighted-average common shares outstanding	201,928	211,428
Basic net income per share	$0.39	$0.18

Numerator for diluted net income per share:
Net income	$78,353	$39,025
Denominator for diluted net income per share:
Weighted-average common shares outstanding	201,928	211,428
Incremental common shares attributable to exercise of outstanding employee stock options, SARs and ESPP (assuming proceeds would be used to purchase common stock), and RSUs	2,002	2,581
1.5% Notes due 2017	5,858	7,427
Warrants issued in conjunction with the 1.5% Notes due 2017	135	2,613
Shares used in computing diluted net income per share	209,923	224,049
Diluted net income per share	$0.37	$0.17

Anti-dilutive shares excluded from net income per share calculation	34,702	34,262

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible debt.

Diluted earnings per share in the first quarter of 2016 includes the dilutive effects of stock options, SARs, RSUs, ESPP, the 1.5% Notes due 2017 and certain warrants issued in conjunction with the 1.5% Notes due 2017. Certain common stock issuable under stock options, RSUs, the 0.5% Notes due 2020 and warrants issued in conjunction with the 0.5% Notes due 2020, have been omitted from the 2016 diluted net income per share calculations because their inclusion is considered anti-dilutive.

Diluted earnings per share in the first quarter of 2015 includes the dilutive effects of stock options, SARs, RSUs, ESPP, the 1.5% Notes due 2017 and warrants issued in conjunction with the 1.5% Notes due 2017. Certain common stock issuable under stock options, RSUs, the 0.5% Notes due 2020 and warrants issued in conjunction with the 0.5% Notes due 2020, have been omitted from the 2015 diluted net income per share calculation because their inclusion is considered anti-dilutive.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13.	Commitments, Contingencies and Guarantees

Flash Ventures

Flash Ventures, the Company’s business ventures with Toshiba Corporation (“Toshiba”), consists of three separate legal entities: Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd. The Company has a 49.9% ownership interest in each of these entities and Toshiba owns 50.1% of each of these entities. Through these ventures, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products, which are manufactured by Toshiba at its wafer fabrication facilities located in Yokkaichi, Japan, using semiconductor manufacturing equipment owned or leased by Flash Ventures. The entities within Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its ownership position in each Flash Ventures entity under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Ventures’ NAND wafer supply, which generally equals 50% of Flash Ventures’ output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% to 50% of Flash Ventures’ costs to the extent that Flash Ventures’ revenue from wafer sales to the Company and Toshiba are insufficient to cover these costs. In the first quarter of 2016, the Company began a 5% wafer capacity expansion comprised of both 2-dimensional (“2D”) and 3-dimensional (“3D”) NAND, with completion expected in the second quarter of 2016.

Flash Partners. Flash Partners Ltd. (“Flash Partners”) was formed in 2004. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan. As of April 3, 2016, the Company had notes receivable from Flash Partners of $25.9 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Partners with the note proceeds. The Company also has guarantee obligations to Flash Partners; see “Off-Balance Sheet Liabilities.” As of April 3, 2016 and January 3, 2016, the Company had an equity investment in Flash Partners of $184.0 million and $170.4 million, respectively, denominated in Japanese yen, adjusted by $5.3 million and ($7.2) million, respectively, of cumulative translation adjustments recorded in AOCI. Flash Partners’ share of the Fab 3 fabrication facility is fully equipped.

Flash Alliance. Flash Alliance Ltd. (“Flash Alliance”) was formed in 2006. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan. As of April 3, 2016, the Company had notes receivable from Flash Alliance of $219.4 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Alliance with the note proceeds. The Company also has guarantee obligations to Flash Alliance; see “Off-Balance Sheet Liabilities.” As of April 3, 2016 and January 3, 2016, the Company had an equity investment in Flash Alliance of $278.7 million and $252.7 million, respectively, denominated in Japanese yen, adjusted by ($26.8) million and ($45.3) million, respectively, of cumulative translation adjustments recorded in AOCI. Flash Alliance’s share of the Fab 4 fabrication facility is fully equipped.

Flash Forward. Flash Forward Ltd. (“Flash Forward”) was formed in 2010. NAND flash memory products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan. Fab 5 was built in two phases of approximately equal size. Phase 1 of Fab 5 is fully equipped and the majority of Phase 2 of Fab 5 is equipped. As of April 3, 2016, the Company had notes receivable from Flash Forward of $100.4 million, denominated in Japanese yen. These notes are secured by the equipment purchased by Flash Forward with the note proceeds. The Company also has guarantee obligations to Flash Forward; see “Off-Balance Sheet Liabilities.” As of April 3, 2016 and January 3, 2016, the Company had an equity investment in Flash Forward of $91.0 million and $81.8 million, respectively, denominated in Japanese yen, adjusted by ($22.3) million and ($28.3) million, respectively, of cumulative translation adjustments recorded in AOCI.

New Fab 2. In October 2015, the Company entered into a facility agreement (“New Fab 2 Agreement”) with Toshiba related to the construction and operation of Toshiba’s “New Fab 2” fabrication facility, which is primarily intended to provide space to convert 2D NAND capacity at Yokkaichi, Japan to 3D NAND. The Company expects that New Fab 2 will accommodate conversion of somewhat less than half of the current Fab 3, Fab 4 and Fab 5 2D NAND capacity to 3D NAND. The Company began production wafers in New Fab 2 in January 2016, and is now receiving initial 3D NAND production output from New Fab 2. Under the New Fab 2 Agreement, the Company is committed to 50% of New Fab 2’s start-up costs, as well as 50% of the initial production ramp in New Fab 2.

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

Off-Balance Sheet Liabilities

Flash Ventures. Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into equipment master lease agreements of which the Company guarantees half of the total outstanding obligations. As of April 3, 2016, the total amount of the Company’s guarantee obligation of Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was 110.3 billion Japanese yen, or approximately $984 million, based upon the exchange rate at April 3, 2016.

The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of April 3, 2016, the Company’s stockholders’ equity of $5.33 billion was in compliance with the related covenant under Flash Ventures’ master lease agreements. If the Company’s stockholders’ equity were to fall below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under its master lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the Company’s guarantee obligations under the master lease agreements. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances. If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantees under such Flash Ventures master lease agreements. The closing of the proposed merger with Western Digital is not expected to cause an event of default under the master lease agreements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities (both initial and refinanced leases) in both Japanese yen and U.S. dollar-equivalent based upon the exchange rate at April 3, 2016:

Master Lease Agreements by Execution Date	Lease Type	Lease Amounts		Expiration
		(Japanese yen, in billions)	(U.S. dollar, in thousands)
Flash Partners:
March 2014	Initial	¥3.0	$27,047	2019
December 2014	Initial	2.4	21,485	2019
February 2016	Initial	9.8	87,759	2021
		15.2	136,291
Flash Alliance:
March 2012	Initial	2.8	24,683	2017
July 2012	Refinanced	4.4	39,213	2017
March 2014	Initial	3.1	27,502	2019
May 2014	Initial	4.0	36,008	2019
August 2014	Initial	4.4	40,269	2019
December 2014	Initial	3.7	33,108	2019
March 2015	Initial	7.8	69,879	2020
June 2015	Initial	6.0	53,263	2020
August 2015	Initial	4.1	36,180	2020
September 2015	Initial	3.6	31,844	2020
December 2015	Initial	1.9	16,890	2020
		45.8	408,839
Flash Forward:
November 2011	Initial	4.4	39,172	2016
March 2012	Initial	2.5	22,649	2017
July 2012	Initial	1.1	9,382	2017
December 2014	Initial	3.8	33,637	2019
June 2015	Initial	4.2	37,845	2020
August 2015	Initial	6.8	60,207	2020
September 2015	Initial	2.2	19,937	2020
December 2015	Initial	9.5	84,320	2020
February 2016	Initial	9.8	87,600	2021
March 2016	Initial	5.0	44,602	2021
		49.3	439,351
Total guarantee obligations		¥110.3	$984,481

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the master lease agreements, in annual installments as of April 3, 2016 in U.S. dollars based upon the Japanese yen to U.S. dollar exchange rate at April 3, 2016:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(In thousands)
Year 1	$249,406	$51,407	$300,813
Year 2	188,937	22,043	210,980
Year 3	156,281	34,865	191,146
Year 4	104,591	53,090	157,681
Year 5	41,387	82,474	123,861
Total guarantee obligations	$740,602	$243,879	$984,481

Guarantees

Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged IP infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third‑party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of April 3, 2016 and January 3, 2016, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers and employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. The Company had no liabilities recorded for these agreements as of April 3, 2016 and January 3, 2016, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into patent indemnification agreements under which, in many cases, the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. These agreements provide limited protection for the Company against third‑party claims that NAND flash memory products manufactured and sold by Flash Ventures infringe third‑party patents. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of April 3, 2016 and January 3, 2016, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at April 3, 2016, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations. Contractual cash obligations and commitments as of April 3, 2016 were as follows:

	Total		1 Year (Remaining 9 months in 2016)	2 - 3 Years (2017 and 2018)	4 - 5 Years (2019 and 2020)	More than 5 Years (Beyond 2020)
	(In thousands)
Facility and other operating leases	$51,192	(5)	$10,088	$20,651	$13,901	$6,552
Flash Ventures and other related commitments(1)	5,079,659	(5)(6)	1,575,378	1,983,656	1,083,671	436,954
Convertible senior notes(2)	2,556,641		14,975	1,026,666	1,515,000	—
Warrant liability(3)	417,934		—	417,934	—	—
Noncancelable production purchase commitments(4)	318,278	(5)	318,278	—	—	—
Capital equipment purchase commitments	60,113		59,973	140	—	—
Operating expense commitments	53,108		50,514	2,594	—	—
Total contractual cash obligations	$8,536,925		$2,029,206	$3,451,641	$2,612,572	$443,506

(1)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses, including research and development. Funding commitments assume no additional operating lease guarantees; additional operating lease guarantees can reduce funding commitments.

(2)
Includes principal and interest on both the 1.5% Notes due 2017 and the 0.5% Notes due 2020 based upon the original maturities and does not give effect to the potential conversion by the holders. If the merger with Western Digital closes, the Company expects the holders of these notes to exercise their rights to convert. See Note 7, “Financing Arrangements.”

(3)
Represents the liability for the terminated warrants associated with the 1.5% Notes due 2017. The liability is due by August 2017, but will be accelerated if the Western Digital merger is completed and payable shortly thereafter. See Note 7, “Financing Arrangements.”

(4)	Includes production purchase commitments to Flash Ventures and other suppliers.

(5)
Includes amounts denominated in a currency other than the U.S. dollar, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at April 3, 2016.

(6)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

The Company has excluded $99.5 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at April 3, 2016. The Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

As discussed previously, if the merger agreement with Western Digital is terminated under specific circumstances as described in the merger agreement, Western Digital or the Company may be required to pay the other party approximately $553 million. See Note 1, “Organization and Summary of Significant Accounting Policies–Pending Acquisition by Western Digital Corporation” and Note 7, “Financing Arrangements.”

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Off-Balance Sheet Arrangements. Off-balance sheet arrangements were as follows:

April 3, 2016
(In thousands)
Guarantee of Flash Ventures equipment leases (1)	$984,481

(1)	The Company’s guarantee obligation, net of cumulative lease payments, was 110.3 billion Japanese yen, or approximately $984 million based upon the exchange rate at April 3, 2016.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from 2016 through 2024. Future minimum lease payments are presented below:

Future minimum lease payments
(In thousands)
Year:
2016 (Remaining 9 months)	$10,218
2017	11,747
2018	9,232
2019	7,013
2020	6,888
2021 and thereafter	6,552
Operating leases, gross	51,650
Sublease income to be received in the future under noncancelable subleases	(458)
Operating leases, net	$51,192

Net rent expense was as follows:

	Three months ended
	April 3, 2016	March 29, 2015
	(In thousands)
Rent expense, net	$2,777	$4,080

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14.	Related Parties and Strategic Investments

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

The Company purchased NAND flash memory wafers from Flash Ventures and made investments and loans to Flash Ventures totaling $548.9 million and $503.8 million during the first quarters of 2016 and 2015, respectively. The Company received loan repayments from Flash Ventures of $234.5 million and $89.7 million during the first quarters of 2016 and 2015, respectively. At April 3, 2016 and January 3, 2016, the Company had accounts payable balances due to Flash Ventures of $194.3 million and $177.5 million, respectively.

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

	April 3, 2016	January 3, 2016
	(In millions)
Notes receivable	$346	$505
Equity investments	554	505
Operating lease guarantees	984	766
Prepayments	37	40
Maximum estimable loss exposure	$1,921	$1,816

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15.	Litigation

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

Ritz Camera Federal Antitrust Class Action. On June 25, 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint in the U.S. District Court for the Northern District of California (the “District Court”), alleging that the Company violated federal antitrust law by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit captioned Ritz Camera & Image, LLC v. SanDisk Corporation, Inc. and Eliyahou Harari, former SanDisk Corporation Chief Executive Officer, purports to be on behalf of direct purchasers of flash memory products sold by the Company and joint ventures controlled by the Company from June 25, 2006 through the present. The complaint alleges that the Company created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. On February 24, 2011, the District Court issued an Order granting in part and denying in part the Company’s motion to dismiss, which resulted in Dr. Harari being dismissed as a defendant. On September 19, 2011, the Company filed a petition for permission to file an interlocutory appeal in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) for the portion of the District Court’s Order denying the Company’s motion to dismiss based on Ritz’s lack of standing to pursue Walker Process antitrust claims. On October 27, 2011, the District Court administratively closed the case pending the Federal Circuit’s ruling on the Company’s petition. On November 20, 2012, the Federal Circuit affirmed the District Court’s order denying SanDisk’s motion to dismiss. On December 2, 2012, the Federal Circuit issued its mandate returning the case to the District Court. On July 5, 2013, the District Court granted Ritz’s motion to substitute in Albert Giuliano, the Chapter 7 Trustee of the Ritz bankruptcy estate, as the plaintiff in this case. On October 1, 2013, the District Court granted the Trustee’s motion for leave to file a third amended complaint, which adds CPM Electronics Inc. and E.S.E. Electronics, Inc. as named plaintiffs. On September 19, 2014, the District Court granted the plaintiffs’ motion for leave to file a fourth amended complaint, which adds a cause of action for attempted monopolization and adds MFLASH as a named plaintiff. The plaintiffs filed a motion for class certification, and the Company filed a motion for summary judgment as to all of the plaintiffs’ asserted claims. On May 14, 2015, the District Court granted in part and denied in part plaintiffs’ motion for class certification. On June 22, 2015, the District Court denied the Company’s motion for summary judgment without prejudice to refile its motion once the class notice has been approved and the period for class members to opt out has expired. After the opt-out period expired, the Company renewed its motion for summary judgment. On April 29, 2016, the court granted the Company's motion for summary judgment and entered judgment in SanDisk's favor as to all of the plaintiffs’ claims.

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Federal Securities Class Action Against SanDisk et al. Beginning on March 30, 2015, the Company and certain of its officers were named in three putative class action lawsuits filed in the United States District Court for the Northern District of California (Glore v. SanDisk Corp. et al. filed on March 30, 2015; Bowers v. SanDisk Corp. et al. filed on May 6, 2015; City of Sterling Heights General Employees’ Retirement System v. SanDisk Corp. et al. filed on May 27, 2015). Two of the complaints are allegedly brought on behalf of a class of purchasers of the Company’s securities between October 16, 2014 and March 25, 2015, and one is brought on behalf of a purported class of purchasers of the Company’s securities between April 16, 2014 and April 15, 2015. The complaints generally allege violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative classes. On July 9, 2015, the Court consolidated the cases and appointed Union Asset Management Holding AG and KBC Asset Management NV as lead plaintiffs. The lead plaintiffs filed an amended complaint in August 2015. On September 30, 2015, the defendants filed a motion to dismiss. On January 22, 2016, the court granted defendants’ motion and dismissed the amended complaint without prejudice. On February 22, 2016, the court issued an order appointing as new lead plaintiffs Bristol Pension Fund; City of Milford, Connecticut Pension & Retirement Board; Pavers and Road Builders Pension, Annuity and Welfare Funds; the Newport News Employees’ Retirement Fund; and Massachusetts Laborers’ Pension Fund (collectively, the “Institutional Investor Group”). On March 23, 2016, the Institutional Investor Group filed an amended complaint. The defendants filed a motion to dismiss on April 29, 2016.

Merger-Related Shareholder Class Actions. Commencing on November 4, 2015, two alleged stockholders of SanDisk filed putative class actions captioned Michael Cloud v. SanDisk Corp., et al., Case Number 1-15-cv-287706, and Jaromir Koutnak v. Sanjay Mehrotra, et al., Case Number 1-15-cv-288079, each in the Superior Court of the State of California, County of Santa Clara (together, the “California Actions”). The defendants are SanDisk, the members of SanDisk’s board of directors, Western Digital, and Schrader Acquisition Corporation, a wholly owned indirect subsidiary of Western Digital (“Merger Sub”). The complaints in the California Actions allege that SanDisk’s directors breached their fiduciary duties to SanDisk’s stockholders in connection with the merger agreement and the transaction contemplated thereby. Specifically, the complaints allege, among other things, that the proposed merger arises out of a flawed process which resulted in an unfair price for SanDisk’s shares and a failure to maximize stockholder value. The complaints also allege that the terms of the merger agreement will deter other purported interested parties from coming forward with a superior offer. The California Actions further allege that SanDisk, Western Digital, or Merger Sub aided and abetted the SanDisk directors’ breaches of fiduciary duties. On January 26, 2016, the plaintiff in the Cloud action filed an amended complaint. The amended complaint adds allegations that defendants caused Western Digital to file a registration statement that contains misleading statements and omits other information about the proposed transaction. The plaintiffs seek, among other things, an order enjoining defendants from consummating the proposed merger, rescinding the proposed merger if it is consummated, awarding damages, and awarding attorneys’ fees and costs. On February 26, 2016, the plaintiff in the Cloud action voluntarily dismissed his complaint without prejudice. On March 9, 2016, the plaintiff in the Koutnak action voluntarily dismissed his complaint without prejudice. Both cases are now closed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global leader in NAND flash storage solutions. We sell our products globally to commercial and retail customers. We design, develop and manufacture data storage solutions in a variety of form factors using flash memory, controller, firmware and software technologies. Our solutions include solid state drives, or SSDs, embedded and removable products, and wafers and components. Our SSD products are used in both client computing platforms and enterprise data centers and provide high-speed, high-capacity storage solutions that can be used in lieu of hard disk drives. Our embedded flash products are used in mobile phones, tablets, notebooks, computing platforms, imaging devices, and many other applications. Our removable products include cards, universal serial bus, or USB, drives, wireless media drives, digital media players, and other storage devices. Our cards and USB drives are used in a wide range of applications such as mobile phones, tablets, digital cameras, gaming devices, PCs, automobiles and many other products.

Pending Acquisition by Western Digital Corporation

On October 21, 2015, we entered into a definitive agreement under which Western Digital will acquire all of our outstanding shares for a combination of cash and stock. We expect the transaction to be completed in the second quarter of 2016. See Note 1, “Organization and Summary of Significant Accounting Policies–Pending Acquisition by Western Digital Corporation” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further details of this pending transaction.

Business and Technology

We have a deep understanding of the technology used in the design, manufacture and operation of NAND flash and have invented many of the key NAND flash technologies and solutions. We strive to continuously reduce the cost of NAND flash in order to continue to grow our markets, supply a diverse set of customers and channels, and enable us to profitably grow our business. A key component of our ability to reduce the cost of NAND flash is our ability to continue to transition our NAND flash manufacturing technology to smaller geometries. We have transitioned a majority of our NAND manufacturing capacity to the 15-nanometer node (also referred to as 1Z-nanometer), and we expect the 15-nanometer node to be our last technology node on 2D NAND flash architecture. We have begun initial production of our 48-layer X3 3D NAND technology and shipped initial quantities of retail products and OEM samples using this technology in the fourth quarter of 2015. In January 2016, we began utilizing New Fab 2 for the conversion of 2D NAND to 3D NAND technology. We are now receiving initial 3D NAND production output from New Fab 2, and we have also begun OEM qualification work on 3D NAND. With our manufacturing and technology partner, Toshiba, we are also investing in 3-dimensional resistive RAM, or 3D ReRAM, technology, which we believe may be a future alternative to NAND. In addition, we are also collaborating with Hewlett Packard Enterprise Development LP, or HPE, on the further development of 3D ReRAM for use in Storage Class Memory applications. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time.

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

Our revenue is derived from two sales channels, the Commercial sales channel and the Retail sales channel. Commercial channel sales are made directly and through distributors to OEMs, system integrators and value-added resellers who bundle, embed or integrate our data storage solutions, and directly to enterprise and hyperscale customers. Our Commercial revenue also includes license and royalty revenue related to our intellectual property, or IP. Retail channel sales are made directly to retail customers and indirectly through distributors to retail customers.

Industry and Company Trends

We operate in an industry characterized by rapid technology transitions and evolving end-user markets for NAND flash. We believe that over the next several years, the largest growth areas for NAND flash will be SSD solutions for the enterprise and hyperscale data center and client computing markets. We expect smartphones and other mobile devices to continue to drive significant NAND flash storage demand, although we expect the growth in NAND consumption by these devices to be slower than in the past. We expect to see growth in the usage of NAND flash memory in new applications, such as automobiles, connected homes and industrial applications. We expect the market for removable NAND flash memory solutions in consumer electronics, such as imaging devices and USB drives, to modestly decline over the next several years. We continue to focus on adapting our business to the changing end markets for NAND flash and aligning our resources accordingly.

Our expectations for the industry and SanDisk include:

•	For 2016 we estimate that the industry supply bit growth will be in the low thirties percent range, and our supply bit growth will be somewhat lower than the industry average, likely close to 30%.

•
We estimate that 3D NAND will represent 15% to 20% of the industry’s total NAND wafer capacity exiting 2016. We estimate our 3D NAND wafer capacity to be approximately 15% of our total wafer capacity exiting 2016.

•	Our reduction in cost per gigabyte in 2016 is expected to be less than the 27% cost per gigabyte reduction we achieved in 2015 due to:

•
the volume of wafers transitioning to new technology nodes will be less in 2016 than in 2015, and we do not expect our 3D technology to generate cost reduction in 2016 compared to our highly cost efficient 15-nanometer 2D technology;

•	we expect to incur start-up costs in New Fab 2 throughout 2016 as we ramp 3D NAND production; and

•	our cost reduction in 2015 benefited from a weakening Japanese yen to U.S. dollar exchange rate, while the Japanese yen has strengthened considerably against the U.S. dollar so far in 2016.

The majority of our NAND manufacturing capacity is producing our 15-nanometer 2D NAND technology. As part of our efforts to continuously reduce the cost of NAND flash, we continue to develop our 3D NAND architecture. We are now receiving initial 3D NAND production output from New Fab 2, and we have also begun OEM qualification work on 3D NAND. Based upon public announcements, our competitors are in various stages of development and commercialization of their 3D NAND technologies, including shipping products or samples based on 3D NAND. At this time, these technologies are still emerging and it is unclear how these new technologies will compare to our 3D NAND technology and what implications other 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. We believe that our 15-nanometer 2D NAND is highly cost competitive within the industry and is capable of addressing a broad range of market opportunities. We are also investing in 3D ReRAM technology, which we believe may be a viable alternative to NAND flash memory in the future. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time.

Results of Operations

	Three months ended
	April 3, 2016	% of Revenue	March 29, 2015	% of Revenue
	(In millions, except percentages)
Revenue	$1,365.7	100%	$1,332.2	100%
Cost of revenue	794.1	58%	762.4	57%
Amortization of acquisition-related intangible assets	28.3	2%	24.8	2%
Total cost of revenue	822.4	60%	787.2	59%
Gross profit	543.3	40%	545.0	41%
Operating expenses:
Research and development	244.2	18%	222.7	17%
Sales and marketing	96.0	7%	101.8	8%
General and administrative	40.6	3%	48.0	3%
Amortization of acquisition-related intangible assets	6.4	0%	13.7	1%
Impairment of acquisition-related intangible assets	—	—%	61.0	5%
Restructuring and other	0.0	0%	40.6	3%
Western Digital acquisition-related expenses	19.0	1%	—	—%
Total operating expenses	406.2	30%	487.8	37%
Operating income	137.1	10%	57.2	4%
Other income (expense), net	(15.3)	0%	(23.6)	(1%)
Income before income taxes	121.8	9%	33.6	3%
Provision for (benefit from) income taxes	43.4	3%	(5.4)	0%
Net income	$78.4	6%	$39.0	3%

Revenue Mix by Channel (1).

	Three months ended
	April 3, 2016	% of Total	March 29, 2015	% of Total	% Change
	(In millions, except percentages)
Commercial (2)	$876.7	64%	$867.2	65%	1%
Retail	489.1	36%	465.0	35%	5%
Total revenue	$1,365.8	100%	$1,332.2	100%	3%

(1)	Revenue by channel is calculated based on analysis of the information we collect in our sales reporting processes.

(2)	Commercial includes revenue from OEMs, system integrators, value-added resellers, direct sales, and license and royalties.

The 3% increase in our revenue for the three months ended April 3, 2016, compared to the three months ended March 29, 2015, reflected a 71% increase in the number of gigabytes sold, partially offset by a 40% decline in the blended average selling price per gigabyte. Changes in our revenue by channel for the three months ended April 3, 2016, compared to the three months ended March 29, 2015 are as follows:

•
the increase in our Commercial revenue was primarily related to higher sales of wafers and components, removable products, enterprise SSD solutions, and license and royalty revenue, partially offset by lower sales of embedded products and client SSD solutions due to a client SSD program that ended for us at a large customer in the first quarter of 2015; and

•	the increase in our Retail revenue was primarily related to higher sales of client SSD solutions and USB drives, partially offset by lower sales of cards.

Customer Concentration. Our ten largest customers represented 42% and 46% of our total revenue in the three months ended April 3, 2016 and March 29, 2015, respectively. No customer exceeded 10% of our total revenue in the three months ended April 3, 2016 and one customer exceeded 10% of our total revenue and represented 17% of our total revenue in the three months ended March 29, 2015.

Revenue Mix by Category (1).

	Three months ended
	April 3, 2016	March 29, 2015
	(Percent of revenue)
Removable (2)	39%	38%
Embedded (3)	16%	25%
Enterprise Solutions (4)	16%	14%
Client SSD Solutions (5)	13%	13%
Other (6)	16%	10%
Total revenue	100%	100%

(1)	Revenue by category is calculated based on analysis of the information we collect in our sales reporting processes. Percentages may not add to 100% due to rounding.

(2)	Removable includes products such as cards, USB flash drives and audio/video players.

(3)	Embedded includes products that attach to a host system board.

(4)	Enterprise Solutions includes SSDs, system solutions and software used in data center applications.

(5)	Client SSD Solutions includes SSDs used in client devices and associated software.

(6)	Other includes wafers, components, accessories, and license and royalties.

The changes in our revenue by category for the three months ended April 3, 2016, compared to the three months ended March 29, 2015, were due primarily to the following:

•	Removable revenue increased 6%, due primarily to higher sales of USB drives and cards;

•	Embedded revenue decreased 33%, due primarily to lower sales of custom embedded products, iNAND® and Multi-chip Package, or MCP, products;

•	Enterprise Solutions revenue increased 15%, due primarily to higher sales of our PCIe and SATA SSD solutions, partially offset by lower sales of our SAS SSD solutions;

•
Client SSD Solutions revenue increased 6%, due primarily to higher sales of our SATA SSD solutions, partially offset by a significant reduction in sales due to a client SSD program that ended for us at a large customer in the first quarter of 2015; and

•	Other revenue increased 54%, driven primarily by higher sales of wafers and components.

Revenue Mix by Geography(1).

	Three months ended
	April 3, 2016	% of Total	March 29, 2015	% of Total	% Change
	(In millions, except percentages)
United States	$313.4	23%	$270.8	20%	16%
Asia-Pacific	800.1	59%	801.1	60%	0%
Europe, Middle East and Africa	202.6	15%	187.3	14%	8%
Other foreign countries	49.6	4%	73.0	5%	(32%)
Total revenue	$1,365.7	100%	$1,332.2	100%	3%

(1)	Percentages may not add to 100% due to rounding.

Our revenue is designated based on the geographic location where the product is delivered, or in the case of license and royalty revenue, the location of the headquarters of the licensee, and therefore may not be indicative of the actual demand in those regions.

The changes in our revenue by geography for the three months ended April 3, 2016, compared to the three months ended March 29, 2015, were due primarily to the following:

•	revenue in the U.S. increased due primarily to higher sales of client SSD solutions and enterprise solutions;

•
revenue in Asia-Pacific decreased due primarily to lower sales of embedded solutions and client SSD solutions, partially offset by higher sales of wafers and components, removable products and enterprise solutions;

•	revenue in Europe, Middle East and Africa increased due primarily to higher sales of client SSD solutions and enterprise solutions, partially offset by lower sales of removable products; and

•	revenue in other foreign countries decreased due primarily to lower sales of removable products, enterprise solutions and embedded products.

Gross Profit and Margin.

	Three months ended
	April 3, 2016	March 29, 2015	% Change
	(In millions, except percentages)
Gross profit	$543.3	$545.0	0%
Gross margin	40%	41%

The change in gross margin for the three months ended April 3, 2016, compared to the three months ended March 29, 2015, reflected a 40% decline in our blended average selling price per gigabyte, partially offset by a 39% decline in our blended average cost per gigabyte. The year-over-year cost reduction was derived primarily from technology transitions, lower inventory-related charges, product mix and a weaker Japanese yen.

Research and Development.

	Three months ended
	April 3, 2016	March 29, 2015	% Change
	(In millions, except percentages)
Research and development	$244.2	$222.7	10%
% of revenue	18%	17%

The increase in our research and development expense for the three months ended April 3, 2016, compared to the three months ended March 29, 2015, was due primarily to increases in employee-related cost of $15 million and third-party engineering expense of $6 million. The higher employee-related cost of $15 million includes increases in incentive compensation expense of $5 million, salaries and benefits cost of $4 million, other employee-related cost of $4 million and share-based compensation expense of $1 million.

Sales and Marketing.

	Three months ended
	April 3, 2016	March 29, 2015	% Change
	(In millions, except percentages)
Sales and marketing	$96.0	$101.8	(6%)
% of revenue	7%	8%

The decrease in our sales and marketing expense for the three months ended April 3, 2016, compared to the three months ended March 29, 2015, was due primarily to a decrease in advertising expense of $2 million, outside services expense of $2 million and facilities expense of $1 million.

General and Administrative.

	Three months ended
	April 3, 2016	March 29, 2015	% Change
	(In millions, except percentages)
General and administrative	$40.6	$48.0	(15%)
% of revenue	3%	3%

The decrease in our general and administrative expense for the three months ended April 3, 2016, compared to the three months ended March 29, 2015, was due primarily to a decrease in legal expense of $8 million.

Amortization of Acquisition-related Intangible Assets.

	Three months ended
	April 3, 2016	March 29, 2015	% Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$6.4	$13.7	(53%)
% of revenue	0%	1%

The decrease in amortization of acquisition-related intangible assets for the three months ended April 3, 2016, compared to the three months ended March 29, 2015, was due to certain acquisition-related intangible assets becoming fully amortized in 2015.

Impairment of Acquisition-related Intangible Assets.

	Three months ended
	April 3, 2016	March 29, 2015	% Change
	(In millions, except percentages)
Impairment of acquisition-related intangible assets	$—	$61.0	**
% of revenue	—%	5%

**	Amount not meaningful

Impairment of acquisition-related intangible assets for the three months ended March 29, 2015 was related to an in-process research and development, or IPR&D, project from the acquisition of Fusion‑io which was impaired in the first quarter of 2015. The project was cancelled and resources were redirected towards the next-generation PCIe and converged enterprise platform. See Note 6, “Goodwill and Intangible Assets,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Restructuring and Other.

	Three months ended
	April 3, 2016	March 29, 2015	% Change
	(In millions, except percentages)
Restructuring and other	$0.0	$40.6	**
% of revenue	0%	3%

**	Amount not meaningful

Restructuring and other expense for the three months ended April 3, 2016 included severance and benefit charges in the 2015 Restructuring Plan offset by favorable adjustments related to the 2014 Restructuring Plan.

Restructuring and other expense for the three months ended March 29, 2015 included legal settlements as well as Fusion-io post-merger integration expenses.

See Note 10, “Restructuring and Other,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Western Digital Acquisition-related Expenses.

	Three months ended
	April 3, 2016	March 29, 2015	% Change
	(In millions, except percentages)
Western Digital acquisition-related expenses	$19.0	$—	**
% of revenue	1%	—%

**	Amount not meaningful

Western Digital acquisition-related expenses for the three months ended April 3, 2016 relate to transaction, legal, employee-related and other costs from the pending acquisition of us by Western Digital. We expect to incur additional costs through the closing of this acquisition including legal and banking fees payable upon completion of the acquistion.

Other Income (Expense), net.

	Three months ended
	April 3, 2016	March 29, 2015	% Change
	(In millions, except percentages)
Interest income	$8.8	$11.0	(20%)
Interest expense	(30.2)	(29.0)	4%
Other income (expense), net	6.1	(5.6)	**
Total other income (expense), net	$(15.3)	$(23.6)	(35%)

**	Amount not meaningful

“Total other income (expense), net” for the three months ended April 3, 2016, compared to the three months ended March 29, 2015, reflected a lower net expense due primarily to income from other income (expense), net. Other income (expense), net was net income compared to net expense in the prior year due primarily to gains related to our private equity investments, partially offset by higher equity losses from our equity investment in Flash Ventures. Interest income decreased due to lower yields from rebalancing of our investment portfolio due to the pending acquisition of us by Western Digital. Interest expense increased due to interest accretion on our convertible debt.

Provision for (Benefit from) Income Taxes.

	Three months ended
	April 3, 2016	March 29, 2015	% Change
	(In millions, except percentages)
Provision for (benefit from) income taxes	$43.4	$(5.4)	**
Tax rate	35.6%	(16.1)%

**	Amount not meaningful

The provision for income taxes for the three months ended April 3, 2016 prior to discrete items differs from the U.S. statutory tax rate of 35% due primarily to the tax impact of earnings from foreign operations, state taxes, non-deductibility of certain share-based compensation and tax-exempt interest income. Earnings and taxes resulting from foreign operations are largely attributable to our Chinese, Irish, Israeli, Japanese and Malaysian entities. The higher effective tax rate for the three months ended April 3, 2016 compared with the same period in 2015, is primarily related to a discrete benefit recorded as a result of tax audit settlements and lower pre-tax profit, both during the three months ended March 29, 2015. As of April 3, 2016, we believe that most of our deferred tax assets are more likely than not to be realized, except for certain loss and credit carry forwards in certain U.S. and foreign tax jurisdictions.

As of April 3, 2016, we have not made a provision for U.S. income taxes or foreign withholding taxes on $1.55 billion of undistributed earnings of foreign subsidiaries as we intend to indefinitely reinvest these earnings outside the U.S. to fund our international capital expenditures and operating requirements. We determined that it is not practicable to calculate the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by any available foreign tax credits.

Unrecognized tax benefits were $119 million and $104 million as of April 3, 2016 and January 3, 2016, respectively. Unrecognized tax benefits that would impact the effective tax rate in the future were approximately $79 million at April 3, 2016. Income tax expense for the three months ended April 3, 2016 and March 29, 2015 included expense of $1 million of interest and penalties and a benefit of $3 million from a reversal of interest and penalties, respectively. It is reasonably possible that the unrecognized tax benefits could decrease by approximately $8 million within the next 12 months as a result of the expiration of statutes of limitations and potential settlements of tax authority examinations. We are currently under audit by several tax authorities in which the timing of the resolution and/or closure of these audits is highly uncertain. Therefore it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing as of April 3, 2016.

We are currently under audit by various state and international tax authorities. While we believe we have an adequate provision for the years under audit, there is still a possibility that an adverse outcome from these matters could have a material effect on our financial position, results of operations or liquidity. We cannot reasonably estimate the outcome of these examinations, or provide assurance that the outcome from these examinations will not materially harm our financial position, results of operations or liquidity.

Non-GAAP Financial Measures

Reconciliation of Net Income.

	Three months ended
	April 3, 2016	March 29, 2015
	(In millions, except per share amounts)
Net income	$78.4	$39.0
Share-based compensation	43.7	41.4
Amortization of acquisition-related intangible assets	34.7	38.5
Impairment of acquisition-related intangible assets	—	61.0
Western Digital acquisition-related	19.0	—
Convertible debt interest	23.3	22.1
Income tax adjustments	(31.8)	(68.3)
Non-GAAP net income	$167.3	$133.7

Diluted net income per share	$0.37	$0.17
Share-based compensation	0.22	0.19
Amortization of acquisition-related intangible assets	0.18	0.18
Impairment of acquisition-related intangible assets	—	0.29
Western Digital acquisition-related	0.09	—
Convertible debt interest	0.12	0.11
Income tax adjustments	(0.16)	(0.32)
Non-GAAP diluted net income per share	$0.82	$0.62

Reconciliation of Diluted Shares.

	Three months ended
	April 3, 2016	March 29, 2015
	(In millions)
GAAP diluted shares	209.9	224.0
Adjustment for share-based compensation	(0.1)	0.2
Offsetting shares from call option	(5.9)	(7.4)
Non-GAAP diluted shares	204.0	216.8

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

•
Western Digital Acquisition-related. Due to the pending acquisition of SanDisk by Western Digital, we have incurred expenses for transaction, legal, employee-related and other costs. In addition, we have incurred gains and losses related to the shortened duration and expected liquidation prior to their effective maturity date of marketable securities and gains and losses related to terminations and modifications of warrants. We exclude these Western Digital acquisition-related items to provide a consistent basis for comparison across accounting periods as these items are not representative of our ongoing operational activity.

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

Liquidity and Capital Resources

Cash Flows. Our cash flows were as follows:

	Three months ended
	April 3, 2016	March 29, 2015
	(In millions)
Net cash provided by operating activities	$355.1	$308.9
Net cash provided by investing activities	1,416.4	341.7
Net cash provided by (used in) financing activities	12.0	(808.8)
Effect of changes in foreign currency exchange rates on cash	9.3	(0.9)
Net increase (decrease) in cash and cash equivalents	$1,792.8	$(159.1)

Operating Activities. Cash provided by operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was higher in the first quarter of 2016, compared to the first quarter of 2015, by $46 million, due primarily to higher net income of $39 million and higher cash provided by operating assets and liabilities of $83 million, partially offset by a lower benefit of non-cash adjustments related to operating activities of $76 million.

The changes in operating assets and liabilities for the first quarter of 2016 were a source of cash of $108 million and included the following:

•
cash flow from accounts receivable was a source of cash, but lower compared to the first quarter of 2015 due primarily to lower fourth quarter of 2015 revenues compared to the fourth quarter of 2014 revenues;

•	cash flow from inventory was a use of cash, and higher than the first quarter of 2015, due primarily to increased production capacity and higher costs associated with 3D NAND technology production;

•	cash flow from other assets was a use of cash, but lower compared to the first quarter of 2015 due primarily to a reduction in tax payments;

•
cash flow from accounts payable trade and related parties was a source of cash compared to a use of cash in the first quarter of 2015 due primarily to the timing of invoices from, and payments to, trade and related-party vendors; and

•
cash flow from other liabilities was a source of cash due primarily to the timing of accruals and payments related to Western Digital acquisition-related expenses and restructuring activities. Cash flow from other liabilities was a use of cash in the first quarter of 2015 due primarily to incentive compensation paid in the first quarter of 2015.

Investing Activities. Net cash provided by investing activities in the first quarter of 2016 was due to the net proceeds from short and long-term marketable securities of $1.27 billion, net loan repayments from Flash Ventures of $189 million and net return of $17 million related to private-company investments, partially offset by acquisition of property and equipment of $59 million. Net cash provided by investing activities in the first quarter of 2015 was due primarily to the net proceeds from short and long-term marketable securities of $452 million, partially offset by acquisition of property and equipment of $98 million and net cash loaned to Flash Ventures of $10 million.

Financing Activities. Net cash provided by financing activities in the first quarter of 2016 was primarily related to a source of cash of $45 million related to our employee stock programs, partially offset by employee taxes paid of $31 million related to net share settlement of vested equity awards and dividends paid of $3 million related to vested equity awards. Net cash used in financing activities in first quarter of 2015 was primarily related to share repurchases of $750 million, employee taxes paid of $34 million related to net share settlement of vested equity awards and dividends paid of $65 million, partially offset by cash received from employee stock programs of $31 million.

Liquid Assets. As of April 3, 2016, we had cash, cash equivalents and short-term marketable securities of $4.52 billion. This included $430 million of marketable securities which have a contractual maturity greater than one year but which we do not currently intend to hold to maturity due to the pending acquisition of SanDisk by Western Digital. We had $112 million of long-term marketable securities, which we believe are also liquid assets, but are classified as long-term marketable securities due to the remaining maturity of each marketable security being greater than one year.

Short-Term Liquidity. As of April 3, 2016, our working capital balance was $2.5 billion. During 2016, we expect our total capital investment to be approximately $1.7 billion to $1.8 billion, including our net capital investments in Flash Ventures and our investment in non-fab property and equipment. We forecast these 2016 investments to be funded by Flash Ventures’ working capital, anticipated new equipment leases and approximately $425 million to $550 million of our cash. For the first quarter of 2016, our share of Flash Ventures capital investments was $390 million which was funded by Flash Ventures’ working capital and equipment leases, and we spent $59 million of our cash for non-fab property and equipment. We also received a net $189 million of cash from Flash Ventures as a repayment of notes. We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next 12 months.

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

Our short-term liquidity is impacted in part by compliance with covenants in the outstanding Flash Ventures’ master lease agreements. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of April 3, 2016, our stockholders’ equity of $5.33 billion was in compliance with the related covenant under Flash Ventures’ master lease agreements. If our stockholders’ equity were to fall below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under its master lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of our guarantee obligations under the master lease agreements. As of April 3, 2016, the total amount of our guarantee obligation of Flash Ventures’ master lease agreements, which reflects future payments and any lease adjustments, was approximately $984 million based upon the exchange rate at April 3, 2016. The closing of the proposed merger with Western Digital is not expected to cause an event of default under the master lease agreements.

As of April 3, 2016, the amount of cash and cash equivalents and short and long-term marketable securities held by non-U.S. subsidiaries was $1.03 billion. Of the $1.03 billion held by our non-U.S. subsidiaries, approximately $880 million was available for use in the U.S. without incurring additional income taxes in excess of the tax amounts already accrued in our Condensed Consolidated Financial Statements as of April 3, 2016. The remaining amount of non-U.S. cash and cash equivalents and short and long-term marketable securities has been indefinitely reinvested.

As of April 3, 2016, we had not made a provision for U.S. income taxes or foreign withholding taxes on $1.55 billion of undistributed earnings of foreign subsidiaries as we intend to indefinitely reinvest these earnings outside the U.S. to fund our international capital expenditures and operating requirements. We determined that it is not practicable to calculate the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes reduced by any available foreign tax credits.

In the first quarter of 2016, all of the warrants associated with the 1.5% Notes due 2017 were terminated resulting in an obligation of $418 million payable by us at the earlier of the closing of the Western Digital merger or August 2017. See Note 7, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Financing Arrangements. As of April 3, 2016, we had $997 million aggregate principal amount of our 1.5% Notes due 2017 and $1.5 billion aggregate principal amount of our 0.5% Notes due 2020 outstanding. The 1.5% Notes due 2017 and the 0.5% Notes due 2020 may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in our stock price or in connection with a merger event. Under certain circumstances, the conversion rate will be increased for holders who elect to convert their 1.5% Notes due 2017 or 0.5% Notes due 2020 in connection with a merger event. See Note 7, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10‑Q.

1.5% Notes due 2017. As of the calendar quarter ended March 31, 2016, the 1.5% Notes due 2017 were convertible at the holders’ option beginning April 1, 2016 and ending June 30, 2016 as the last reported sales price of our stock exceeded 130% of the conversion price for more than 20 days in the period of 30 consecutive trading days prior to March 31, 2016, as set forth in the indenture. The determination of whether or not the 1.5% Notes due 2017 are convertible must continue to be performed on a calendar-quarter basis. In addition, under the terms of the 1.5% Notes due 2017, the pending acquisition by Western Digital will constitute a designated event and a fundamental change. As a result, holders of the 1.5% Notes due 2017 will be permitted to choose (i) to convert their 1.5% Notes due 2017 into a mixture of cash and stock at a temporarily increased conversion rate, (ii) to require us to repurchase their 1.5% Notes due 2017 for a price equal to their principal amount plus accrued but unpaid interest to but excluding the repurchase date, or (iii) to continue holding their 1.5% Notes due 2017. If the merger closes, the holders of the 1.5% Notes due 2017 would be expected to exercise the right to convert their 1.5% Notes due 2017 in accordance with their terms at a temporarily increased conversion rate shortly following the closing of the merger (although the holders’ actual decisions will depend upon their judgments based on the then prevailing market conditions) in which case the 1.5% Notes due 2017 will be converted into cash for the principal amount and the merger consideration with respect to the excess thereof. The holders of the 1.5% Notes due 2017 may deliver conversion notices prior to the closing of the merger, and if they do so, we will be required to settle such conversions regardless of whether the merger closes; however, if the merger does not close, any converting holders will not be entitled to the temporarily increased conversion rate. On March 1, 2016, we issued a notice of an anticipated designated event and fundamental change to holders of the 1.5% Notes due 2017 and as a result, the 1.5% Notes due 2017 are convertible. Notice was given, pursuant to the indentures governing the 1.5% Notes due 2017, that the consummation of the merger would constitute a designated event and a fundamental change under each of the indentures. Accordingly, the carrying value of the 1.5% Notes due 2017 was classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the equity component of $69 million of the 1.5% Notes due 2017 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on our Condensed Consolidated Balance Sheet as of April 3, 2016, and will remain so while the notes are convertible. The 1.5% Notes due 2017 may be reclassified as long-term debt if the conversion threshold is not met per the calendar-quarter assessment as described above or if the merger is cancelled. Based on the last closing price for our common stock as of April 3, 2016 of $76.20, if all of the 1.5% Notes due 2017 then outstanding were converted at the then-current conversion rate, approximately 6.6 million shares would be distributed to the holders.

Concurrent with the issuance of the 1.5% Notes due 2017, we purchased a convertible bond hedge in which counterparties initially agreed to sell to us up to approximately 19.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $52.37 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends paid through April 3, 2016, the counterparties agreed to sell to us up to approximately 19.7 million shares of our common stock, which is the number of shares issuable upon conversion of the 1.5% Notes due 2017 in full, at a price of $50.68 per share as of April 3, 2016. This convertible bond hedge transaction will terminate upon the earlier of the maturity date of the 1.5% Notes due 2017 or the first day none of the 1.5% Notes due 2017 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares based on the number of shares issuable upon conversion of the 1.5% Notes due 2017, on the maturity date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1.5% Notes due 2017. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by us will depend upon 1) the then existing overall market conditions, 2) our stock price, 3) the volatility of our stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. Cumulatively through April 3, 2016, we had received 27,134 shares of our common stock from the exercise of a portion of the convertible bond hedge related to the conversion of $3 million aggregate principal amount of the 1.5% Notes due 2017.

In addition, concurrent with the issuance of the 1.5% Notes due 2017, we sold warrants to purchase up to approximately 19.1 million shares of our common stock at an exercise price of $73.3250 per share. The value of the warrants was initially recorded in equity. In the first quarter of 2016, all of the warrants associated with the 1.5% Notes due 2017 were terminated resulting in an obligation of $418 million payable by us at the earlier of the closing of the Western Digital merger or August 2017. See Note 7, “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

0.5% Notes due 2020. Under the terms of the 0.5% Notes due 2020, the pending acquisition by Western Digital will constitute a designated event and a fundamental change. As a result, holders of the 0.5% Notes due 2020 will be permitted to choose (i) to convert their 0.5% Notes due 2020 into a mixture of cash and stock at a temporarily increased conversion rate, (ii) to require us to repurchase their 0.5% Notes due 2020 for a price equal to their principal amount plus accrued but unpaid interest to but excluding the repurchase date, or (iii) to continue holding their 0.5% Notes due 2020. If the merger closes, the holders of the 0.5% Notes due 2020 would be expected to exercise the right to convert their 0.5% Notes due 2020 in accordance with their terms at a temporarily increased conversion rate shortly following the closing of the merger (although the holders’ actual decisions will depend upon their judgments based on the then prevailing market conditions) in which case the 0.5% Notes due 2020 will be converted into cash for the principal amount and the merger consideration with respect to the excess thereof. The holders of the 0.5% Notes due 2020 may deliver conversion notices prior to the closing of the merger, and if they do so, we will be required to settle such conversions regardless of whether the merger closes; however, if the merger does not close, any converting holders will not be entitled to the temporarily increased conversion rate. On March 1, 2016, we issued a notice of an anticipated designated event and fundamental change to holders of the 0.5% Notes due 2020 and as a result, the 0.5% Notes due 2020 are convertible. Notice was given, pursuant to the indentures the 0.5% Notes due 2020, that the consummation of the merger would constitute a designated event and a fundamental change under each of the indentures. Accordingly, the carrying value of the 0.5% Notes due 2020 was classified as a current liability and the difference between the principal amount payable in cash upon conversion and the carrying value of the equity component of $241 million of the 0.5% Notes due 2020 was reclassified from Stockholders’ equity to Convertible short-term debt conversion obligation on our Condensed Consolidated Balance Sheet as of April 3, 2016, and will remain so while the notes are convertible. The 0.5% Notes due 2020 may be reclassified as long-term debt if the merger is cancelled.

Concurrently with the issuance of the 0.5% Notes due 2020, we purchased a convertible bond hedge in which counterparties agreed to sell to us up to approximately 16.3 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $92.19 per share. The convertible bond hedge agreement contains provisions where the number of shares to be sold under the convertible bond hedge transaction and the conversion price will be adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share or make a distribution to all or substantially all holders of our common stock. Adjusting for dividends paid through April 3, 2016, the counterparties agreed to sell to us up to approximately 16.4 million shares of our common stock, which is the number of shares issuable upon conversion of the 0.5% Notes due 2020 in full, at a price of $91.74 per share as of April 3, 2016. This convertible bond hedge transaction will terminate upon the earlier of the maturity date of the 0.5% Notes due 2020 or the first day none of the 0.5% Notes due 2020 remain outstanding due to conversion or otherwise. As of April 3, 2016, we had not purchased any shares under this convertible bond hedge agreement. Settlement of the convertible bond hedge in net shares based on the number of shares issuable upon conversion of the 0.5% Notes due 2020, on the maturity date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 0.5% Notes due 2020. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by us will depend upon 1) the then existing overall market conditions, 2) our stock price, 3) the volatility of our stock, and 4) the amount of time remaining before expiration of the convertible bond hedge.

In addition, concurrent with the issuance of the 0.5% Notes due 2020, we sold warrants to purchase up to approximately 16.3 million shares of our common stock at an exercise price of $122.9220 per share. The warrant agreements contain provisions whereby the number of shares to be acquired under the warrants and the strike price are adjusted if we pay a cash dividend greater than a regular quarterly cash dividend of $0.225 per share to holders of our common stock. Adjusting for dividends paid through April 3, 2016, holders of the warrants may acquire up to approximately 16.4 million shares of our common stock at a strike price of $122.3181 per share as of April 3, 2016. The warrants mature on 40 different dates from January 13, 2021 through March 11, 2021, are automatically exercised at maturity, and are settled on a net share basis. The value of the warrants was initially recorded in equity and through April 3, 2016, continued to be classified as equity. In the first quarter of fiscal 2016, we amended all the warrants associated with the 0.5% Notes due 2020 to specify the methodologies to determine the amount that will be payable to the warrant counterparties upon the closing of the merger with Western Digital. Additionally, 80% of the warrants associated with the 0.5% Notes due 2020 were amended to contain a potential downward adjustment to the strike price to reflect the economic effect of a merger announcement in the event such merger is subsequently cancelled. If the merger with Western Digital does not close, all warrants associated with the 0.5% Notes due 2020 will remain outstanding in equity.

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

From time-to-time, we and Toshiba mutually approve the purchase of equipment for Flash Ventures in order to convert to new process technologies or add wafer capacity. Flash Partners’ share of Fab 3 and Flash Alliance’s share of Fab 4 have been previously equipped to full wafer capacity. Fab 5, which is primarily utilized by Flash Forward, was built in two phases of approximately equal size. Phase 1 of Fab 5 is fully equipped and the majority of Phase 2 of Fab 5 is equipped. To date, we have invested in approximately 50% of Flash Forward’s equipment, and the output has been shared equally between us and Toshiba. In October 2015, we entered into a facility agreement, the New Fab 2 Agreement, with Toshiba related to the construction and operation of Toshiba’s “New Fab 2” fabrication facility, which is primarily intended to provide space to convert 2D NAND capacity at Yokkaichi, Japan to 3D NAND. We expect that New Fab 2 will accommodate conversion of somewhat less than half of the current Fab 3, Fab 4 and Fab 5 2D NAND capacity to 3D NAND. We are now receiving initial 3D NAND production output from New Fab 2, and we have also begun OEM qualification work on 3D NAND. Under the New Fab 2 Agreement, we are committed to 50% of New Fab 2’s start-up costs, as well as 50% of the initial production ramp in New Fab 2. In the first quarter of 2016, we began a 5% wafer capacity expansion comprised of both 2D and 3D NAND, with completion expected in the second quarter of 2016.

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

For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba each guarantee, on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under master lease agreements entered into by Flash Ventures. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantees as of April 3, 2016 were $984 million based upon the exchange rate at April 3, 2016.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at April 3, 2016 and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 13, “Commitments, Contingencies and Guarantees,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Our captive flash memory costs, which are included in cost of revenue, are denominated in Japanese yen, and generally comprise somewhat less than 50% of our cost of revenue. Our cost of revenue in any given quarter generally reflects wafer purchases that were made in the previous quarter, and is impacted by hedging decisions we may make from time to time, including entering into forward contracts or other instruments to hedge our future Japanese yen purchase rate. Based on wafer purchases made in the first quarter of 2016, changes in the Japanese yen to U.S. dollar exchange rate after April 3, 2016 are not expected to have a material impact on our cost of revenue in the second quarter of 2016. We expect the average rate of the Japanese yen to the U.S. dollar for the second quarter of 2016 for the wafer portion of our cost of revenue to be approximately 119 Japanese yen to the U.S. dollar in comparison to a rate of approximately 121 Japanese yen to the U.S. dollar in our first quarter of 2016. As of April 22, 2016, we have hedged approximately 85% of our expected captive wafer purchases for the second quarter of 2016 at a weighted average rate of approximately 116 Japanese yen to the U.S. dollar, approximately 75% of our expected captive wafer purchases for the third quarter of 2016 at a weighted average rate of approximately 114 Japanese yen to the U.S. dollar, approximately 45% of our expected captive wafer purchases for the fourth quarter of 2016 at a weighted average rate of approximately 112 Japanese yen to the U.S. dollar and approximately 20% of our expected captive wafer purchases for the first quarter of 2017 at a weighted average rate of approximately 110 Japanese yen to the U.S. dollar.

For a discussion of foreign operating risks and foreign currency risks, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk–Foreign Currency Risk” and Part II, Item 1A, “Risk Factors” of this report.

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

There were no significant changes to our critical accounting policies during the three months ended April 3, 2016. For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 12, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of April 3, 2016 and January 3, 2016, a hypothetical 50 basis point increase in interest rates would have resulted in an approximate $4 million decline (approximately 0.3%) and an approximate $11 million decline (approximately 0.4%), respectively, of the fair value of our available-for-sale debt securities.

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

We may also use foreign exchange forward contracts to partially hedge Japanese yen denominated equity method investments. These contracts are designated as net investment hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in AOCI. Cumulative gains and losses including forward points associated with foreign exchange forward contracts designated as net investment hedges would be reclassified to other income (expense) from AOCI upon sale or substantial liquidation of the foreign equity method investments. No net investment hedges were outstanding as of April 3, 2016.

As of April 3, 2016, we had foreign exchange forward contracts in place that amounted to a net purchase in U.S. dollar-equivalents of $221 million in foreign currencies to hedge our foreign currency denominated monetary net liability position. The notional amount and unrealized gain of our outstanding foreign exchange forward contracts that are non-designated derivative instruments as of April 3, 2016, based upon the exchange rate at April 3, 2016, are shown in the table below. In addition, this table shows the change in fair value of these contracts assuming a hypothetical adverse foreign currency exchange rate movement of 10%. These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss)	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Non-designated derivative instruments to hedge monetary assets and liabilities:
Forward contracts sold	$(122.0)	$(0.4)	$13.6
Forward contracts purchased	342.7	6.8	(24.9)
Total	$220.7	$6.4	$(11.3)

As of April 3, 2016, we had foreign exchange forward contracts to purchase Japanese yen that are designated as cash flow hedges. As of April 3, 2016, the maturities of the designated foreign exchange forward contract hedges were ten months or less. The notional amount and unrealized gain of our outstanding foreign exchange forward contracts that are designated as cash flow hedges, based upon the exchange rate at April 3, 2016, are shown in the table below. In addition, this table shows the change in fair value of the cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10% as of April 3, 2016.

	Notional Amount	Unrealized Gain	Change in Fair Value Due to 10% Adverse Rate Movement
	(In millions)
Designated foreign exchange forward contracts	$824.4	$28.8	$(49.4)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk. With the U.S. long-term sovereign credit rating below the highest available rating and the risk of additional future downgrades or related downgrades by recognized credit rating agencies, the investment choices for our cash and marketable securities portfolio could be reduced, which could negatively impact our financial position. As of April 3, 2016, we did not have any foreign exchange forward contracts with European banks and we did not have any European sovereign debt. We manage our investments and foreign exchange contracts to limit our exposure to any one issuer or bank.

All of the potential changes noted above as of April 3, 2016 and January 3, 2016 are based on sensitivity analyses performed on our financial position as of April 3, 2016 and January 3, 2016, respectively. Actual results may differ materially.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of April 3, 2016. Based on their evaluation as of April 3, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10‑Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a‑15(f)) during the three months ended April 3, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 15, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.    Risk Factors

The following description of the risk factors associated with our business includes material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended January 3, 2016 filed with the SEC on February 12, 2016.

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

The uncertainties around the acquisition could adversely impact our relationships or contract negotiations with third parties, including our strategic partners, such as Toshiba, customers, suppliers and other business partners, or those with which we are seeking to establish business relationships. We are subject to additional risks in connection with the announcement and pendency of the merger which could adversely impact our operating results, including:

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

Since a portion of the merger consideration our stockholders will receive in the proposed merger will be in the stock of Western Digital, our stock price has been and will continue to be adversely impacted by a decline in Western Digital’s stock price and any adverse developments in Western Digital’s business outlook. Western Digital stock price changes may result from a variety of factors, including changes in its businesses operations and outlook, changes in general market and economic conditions, and regulatory considerations. These factors are beyond our control. In addition, the stock portion of the merger consideration received by our stockholders at closing will increase and the cash portion will decrease in the event our cash available for use in the United States, or U.S., as of the closing is below certain specified thresholds.

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

Our pending acquisition by Western Digital may not be completed, may be delayed or may be approved subject to materially burdensome conditions, any of which may adversely affect our business, operating results and stock price. Our and Western Digital’s obligations to consummate our acquisition by Western Digital are subject to the satisfaction or waiver of certain closing conditions, including (i) the required approval of the merger by our and Western Digital’s stockholders, which was obtained on March 25, 2016, (ii) receipt of regulatory clearance under certain anti-trust laws, (iii) the absence of any order prohibiting the merger or enactment of any law that makes the consummation of the merger illegal, (iv) the absence of any material adverse effect on either us or Western Digital since the date of the merger agreement that is continuing, (v) subject to certain exceptions, the accuracy of the representations and warranties of the parties in the definitive agreement, and (vi) performance by us and Western Digital of our respective obligations under the Western Digital merger agreement. Anti-trust clearance has been obtained in all required jurisdictions except for China. There can be no assurance that the remaining conditions to the completion of the merger will be satisfied in a timely manner, or at all. Although we and Western Digital have agreed to use reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained, and the governmental entities from which these approvals are required may impose conditions on the completion of the merger or require changes to the terms of the merger. Any such conditions or changes could have the effect of jeopardizing or delaying completion of the merger. Any delay in completing the merger may significantly reduce the synergies projected to result from the merger and other benefits that the parties expect to achieve if they successfully complete the merger. In addition, other factors, such as Western Digital’s ability to obtain the debt financing it needs on acceptable terms and other sources of cash to consummate the merger, and any litigation challenging the merger, may affect when and whether the merger will occur. If the merger is not completed by October 21, 2016 (subject to potential extensions to January 21, 2017, in the event receipt of certain required regulatory approvals related to antitrust matters have not been obtained), either Western Digital or SanDisk may choose to terminate the merger agreement. Western Digital or SanDisk may also elect to terminate the merger agreement in certain other circumstances, and the parties can mutually decide to terminate the merger agreement at any time prior to the closing, before or after stockholder approval, as applicable.

If the merger is not completed, our stock price could fall to the extent that our current price reflects an assumption that the acquisition will be completed. Furthermore, if the merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•	we could be required to pay a termination fee of approximately $553 million to Western Digital under certain circumstances as described in the Western Digital merger agreement;

•	we will be required to pay warrant transaction counterparty banks approximately $418 million as termination payments;

•	the warrant transactions with certain counterparty banks would be adjusted to lower strike prices to reflect the economic effect of the pending merger announcement on the warrant transactions;

•	we would have incurred significant costs in connection with the acquisition that we would be unable to recover, including transaction, legal, employee-related and other costs;

•	we may be subject to legal proceedings related to the acquisition;

•	the failure of the acquisition to be consummated may result in negative publicity and a negative impression of us in the investment community;

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

If we are unable to successfully transition to 3D NAND technology or to reduce our product costs to keep pace with reductions in average selling prices, our gross margin may be harmed. Because of the historical and expected future declines in the price of NAND flash memory, we need to reduce our product costs in order to maintain adequate gross margin. Our ability to reduce our cost per gigabyte of memory produced primarily depends on technology transitions and the improvement of manufacturing efficiency, including manufacturing yields. If our technology transitions, including the production ramp of 3D NAND technology, take longer or are more costly to complete than anticipated, our flash memory costs may not remain competitive with other NAND flash memory producers or may not fall commensurate with price declines, which would harm our gross margin and financial results. As 2D NAND technology reaches its limits of cost-effective technology scaling, our successful development of 3D NAND and alternative technologies, such as 3D ReRAM, is crucial to continue the cost reductions necessary to maintain adequate gross margin. We are now receiving initial 3D NAND production output from New Fab 2, and we have also begun OEM qualification work on 3D NAND. In transitioning our 2D NAND manufacturing capacity to 3D NAND technology, we could experience delays or other challenges in the production ramp, qualification of wafers, shipment of samples to customers or customer approval process. Our failure to continue to develop 3D NAND or to develop alternative technologies and transition our customers to these technologies in a timely or effective manner, or at all, or the failure of these technologies to effectively compete with those of our competitors, could harm our revenue, gross margin and results of operations. Manufacturing yields are a function of both design and manufacturing process technology, and yields may also be impacted by equipment malfunctions, fabrication facility accidents or human error. 3D NAND and any new manufacturing node may be more susceptible to manufacturing yield issues. Manufacturing yield issues may not be identified during the development or production process or solved until an actual product is manufactured and tested, further increasing our costs. Given early yields and limited volumes, we do not expect our 3D NAND to deliver cost reduction compared to our 15-nanometer 2D NAND in 2016. If we are unable to improve manufacturing yields or other manufacturing efficiencies, our gross margin and results of operations would be harmed. In addition, our products contain materials other than flash memory and require product level assembly and test. As our product portfolio has evolved to include an increasing mix of complex products, the proportion of our product costs attributable to materials other than flash memory has increased. If we are unable to reduce the cost of these materials or manufacturing, our gross margin and results of operations would be harmed.

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

Growth in our captive memory supply comes from investments in technology transitions, productivity improvements and new capacity at Flash Ventures. These investment decisions require significant planning and lead-time before an increase in supply can be realized, and are further determined by factors such as the timing, rate and type of investment by us and Toshiba, our partner in Flash Ventures, agreement between us and Toshiba as to these matters, our evaluation of the potential return on investment of the addition of new capacity, particularly in light of the timing, cost and availability of next generation technology, our profitability, our estimation of market demand and our liquidity position. A failure to accurately forecast demand for our products or industry capacity could cause us to over-invest or under-invest in technology transitions or the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or net realizable value inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. In the past, we have recorded charges for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity. On the other hand, if we or Toshiba under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect or we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply of the right type of memory or at all to meet demand on a timely and cost effective basis and we may lose opportunities for revenue and market share as a result, which would harm our ability to grow or maintain revenue. In such cases, we may have only a limited ability to satisfy our supply needs from non-captive supply sources and may not be able to obtain the right mix of non-captive product that meets our requirements within an adequate lead time or at a cost that allows us to generate an adequate gross margin, which may cause us to lose sales, market share and profits. Prolonged inability to meet customer demand could also cause us to lose revenue opportunities with both existing and potential customers beyond the duration of any given supply shortage. In addition, our multi-year transition to 3D NAND requires a significantly greater amount of equipment and, correspondingly, requires additional cleanroom space to house the new equipment necessary for the transition without reducing wafer capacity. We are investing in New Fab 2 with our manufacturing partner, Toshiba, to provide additional cleanroom space to support the transition to 3D NAND, which increases our capital requirements. We expect New Fab 2 to support the transition of somewhat less than half of existing 2D NAND capacity in Fab 3, Fab 4 and Fab 5. In March 2016, Toshiba announced plans to construct a new wafer fab in Yokkaichi, Japan to provide additional cleanroom space for expanded 3D NAND production. We intend to extend the joint venture partnership with Toshiba to the new wafer fab, providing the cleanroom space needed for continued conversion of 2D NAND capacity to 3D NAND. However, there is no certainty as to when, and on what terms, we will participate with Toshiba in any investment in, or use of, the new wafer fab, if at all. Failure to extend the joint venture partnership or failure to continue to secure and invest in additional cleanroom space to support the continued 3D NAND transition could adversely impact our supply of captive NAND flash memory and financial results.

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

We believe that, over the next several years, the largest growth areas for NAND flash will be SSDs and related solutions, whereas the mobile market for NAND flash is expected to grow at a slower rate than in the past, and the retail market for NAND flash is expected to modestly decline. We will continue to make significant investments in the development of hardware and software solutions for the enterprise data center and for client SSDs. However, our ability to succeed in the SSD or related solutions markets is subject to various risks and uncertainties, including, among other things:

•
we may be unable to successfully develop or qualify solutions, on a timely basis or at all, that meet our customers’ requirements or are well matched to market demand, and even if we do, we cannot guarantee that customers will adopt our solutions;

•	designing and qualifying products in the market for SSDs or related solutions requires significant investments and customization, which results in long development cycles and increased costs;

•
the complexity and longer development cycles required for SSDs and related solutions increase the risk of development delays that can result in missing customer qualification cycles and other market opportunities;

•
due to longer customer product cycles and end-of-life product support requirements in SSDs and related solutions, we may be unable to transition customers to our leading-edge products in a timely manner, or at all, which would prevent us from achieving the full cost advantage of new technology transitions, we may be unable to adequately supply products that utilize older memory technology nodes, or, in supplying the older memory technology nodes to customers for these solutions, we may not have sufficient supply of the newer memory technology nodes to meet the demand requirements of other customers;

•
some customers have been developing and may continue to develop their own solutions, which could reduce demand for our system-level solutions, including SSDs, while potentially increasing demand for our component level products, which could harm our revenue and gross margins;

•
we may transition fab capacity to new technology nodes too quickly, which could result in inadequate supply of older memory technology nodes required for certain solutions, limiting or reducing our revenue or market share;

•
products that contain our leading-edge technologies, whether based on 2D NAND or our 3D NAND or 3D ReRAM technologies, may be unable to meet the performance requirements of SSD or other system-level solutions or to compete effectively with products from our competitors, which would inhibit our ability to succeed in these markets and could impair our growth and profitability prospects;

•	we may be unable to realize the expected benefits of our acquisitions or investments related to enterprise solutions;

•	SSDs and other system-level solutions require sophisticated firmware and software, and we must continue to develop firmware and software expertise;

•
SSDs and other system-level solutions require complex controllers, and we or our third-party vendors, some of which are single-source suppliers, may be unable to develop the required controllers, or we may otherwise be unable to source the required controllers, that meet the requirements for these solutions in a timely or cost effective manner, or at all;

•	SSDs and other system-level solutions incorporate unique parts, and if there is lower than expected demand, we may be unable to incorporate these unique parts in other products;

•
SSDs and other system-level solutions require longer production cycle times due to, among other things, more complex assembly and testing to produce a finished product, as well as customer requirements for consigned inventory and increased use of hubs for order fulfillment, which could lead to higher levels and cost of inventory; and

•
SSDs and other system-level solutions require different go-to-market strategies compared to our historical consumer and mobile products, which could increase our operating expenses, and we may be unable to build an effective sales and marketing operation to sell these solutions.

If we are unable to successfully develop, qualify and sell SSDs, including enterprise solutions and client SSDs, and related system-level solutions, we could lose sales and corresponding profit opportunities, which would harm our operating results and financial condition.

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

Sales to a small number of customers represent a significant portion of our revenue, and if we were to lose one or more of our major customers or licensees, or experience any material reduction in orders from any of our customers, our revenue and operating results could suffer. Our ten largest customers represented 42% and 46% of our revenue in the first quarter of 2016 and 2015, respectively. No customer represented over 10% of our revenue in the first quarter of 2016, and one customer accounted for 17% of our revenue in the first quarter of 2015. The composition of our major customer base has changed over time, including shifts between commercial and retail-based customers, and there have been changes in the market share concentration among our customers. Many of our commercial customers purchase more than one product category from us. We expect fluctuations in our customer and licensee base and the mix of our revenue by customer and licensee to continue as markets and strategies evolve, which could make our revenue less predictable from period-to-period. There may be consolidations of our customers which could reduce the number of customers to whom our products could be sold. Our sales are generally made from standard purchase orders and short-term commitments rather than long-term contracts. Accordingly, our customers, including our major customers, may generally terminate or reduce their purchases from us at any time with limited notice or penalty. If we were to lose one or more of our major customers or experience any material reduction in orders from, or a material shift in product mix by, any of these customers, or if we were to lose one or more of our licensees or any of our licensees were to materially reduce their sales of licensed products, our revenue and operating results could suffer.

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

We sell our enterprise solutions to customers who have long design, qualification and sales processes, and to hyperscale customers whose demand is difficult to forecast. The enterprise storage market is comprised of customers with long design, qualification and test cycles prior to sales. Customers in the enterprise storage market may also require us to customize our products, which could further lengthen the product design, qualification, manufacturing and sales process. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any customer orders on the timelines or in the quantities we expect. These lengthy and uncertain processes also make it difficult for us to forecast demand and timing of customer orders. Moreover, we start manufacturing our products and placing orders for materials and components based on non-binding forecasts that our customers provide to us, further increasing our inventory exposure when actual sales vary from the customer’s forecasts. The difficulty in forecasting demand and the customized nature of our products for certain customers makes it difficult to anticipate our inventory requirements, which may cause us to over-purchase materials and components or over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, harming our ability to meet customer requirements and generate sales. Furthermore, due to longer customer product cycles, we may not be able to transition customers to our leading edge products, which would prevent us from benefitting from the technology transitions that enable cost reductions, which may harm our gross margin. When we acquire companies that have products using flash memory other than our captive flash memory, we typically transition these products to our captive memory, and any delays in customer qualification of our captive memory for these products may cause unexpected declines in our revenue or margins from these products. We expect continued growth for our enterprise solutions from hyperscale customers; however, demand for our enterprise solutions from our hyperscale customers is correlated to large projects and expansions which can be sporadic, resulting in demand that is lumpy and less consistent than the consumer-driven demand for many of our solutions. Hyperscale customers may place orders for significant volumes with short lead times that may be difficult for us to fulfill, and sales to hyperscale customers may negatively impact gross margins due to product mix and pricing, each of which could adversely affect our business.

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

•
Flash Ventures require significant investments by both Toshiba and us for technology transitions and capacity expansions; if Toshiba or we do not provide sufficient resources, these investments could be delayed or reduced, which could adversely impact our competitiveness; and if Toshiba, we or Flash Ventures do not have sufficient access to credit, such as lease financings for Flash Ventures, on favorable terms, or at all, Toshiba and we may need to delay or reduce investment in Flash Ventures or could be required to use more cash to fund investments in Flash Ventures, which would adversely impact our liquidity and financial position; and

•
in March 2016, Toshiba announced plans to construct a new wafer fab in Yokkaichi, Japan to provide additional cleanroom space for expanded 3D NAND production. We intend to extend the joint venture partnership with Toshiba to the new wafer fab, providing the cleanroom space needed for continued conversion of 2D NAND capacity to 3D NAND. However, there is no certainty as to when, and on what terms, we will participate with Toshiba in any investment in, or use of, the new wafer fab, if at all.

Future alternative non-volatile storage technologies or other disruptive technologies could make NAND flash memory or the alternative technologies that we are developing obsolete or less attractive, and we may not have access to those new technologies on a cost‑effective basis, or at all, or new technologies could reduce the demand for flash memory in a variety of applications or devices, any of which could harm our operating results and financial condition. Due to inherent technology limitations, the bit growth and cost reduction from 2D NAND flash technology transitions is slowing down. We have transitioned a majority of our NAND manufacturing capacity to the 15-nanometer node, and we expect 15-nanometer to be our last technology node on 2D NAND flash architecture. We are investing in our 3D NAND flash architecture. We are now receiving initial 3D NAND production output from New Fab 2, and we have also begun OEM qualification work on 3D NAND. We are also investing in 3D ReRAM technology, which we believe may be a viable alternative to NAND flash memory in the future. We expect 2D NAND, 3D NAND and potential future technologies, including 3D ReRAM, to co-exist for an extended period of time. The success of our overall technology strategy is also dependent in part upon the development by third-party suppliers of advanced semiconductor materials and process technologies, such as extreme ultraviolet. Our technology development of 2D NAND, 3D NAND and 3D ReRAM is done in conjunction with Toshiba, and the success of our development could be influenced by whether we are able to agree with Toshiba on a technology path or the timing and amount of investment. In addition, we have entered into a long-term partnership with HPE to collaborate on the development of 3D ReRAM for Storage Class Memory applications. There can be no assurance that we will be successful in developing 3D NAND, 3D ReRAM or other technologies in a timely manner, or at all, or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies. Furthermore, we cannot guarantee that 3D NAND, 3D ReRAM or other technologies we develop will match or exceed all of the performance characteristics of 2D NAND flash technology, will be developed at a rate that matches market needs, will result in cost reductions that will enable us to be competitive, or will be well-suited, in a timely manner, or at all, for all of the applications in the end markets that 2D NAND flash memory currently addresses or may address in the future. Additionally, 3D NAND, 3D ReRAM or other technologies may require different capital equipment or manufacturing processes than existing 2D NAND which could impact the cost reduction benefits obtainable through these technologies.

Many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies. These include non-NAND technologies such as magneto-resistive RAM, ReRAM, 3D XPoint, phase change, and Memristor, as well as NAND based vertical or stacked 3D memories based on charge trap, floating gate and other cell architectures. Based upon public announcements, our competitors are in various stages of development and commercialization of their 3D NAND technologies, including shipping products and samples based on 3D NAND. At this time, these technologies are still emerging and it is unclear how they will compare to our 2D NAND or 3D NAND technologies and what implications 3D NAND approaches may have for our industry or our business in terms of cost leadership, technology leadership, supply increases and product specifications. For example, the specifications of competitors’ 3D NAND may make it more competitive in certain products than the 2D NAND currently produced by us. Successful broad-based commercialization of one or more competing technologies, as well as differing strategies and timing with respect to the transition from 2D NAND to 3D NAND, could reduce the competitiveness and future revenue and profitability of our 2D NAND and 3D NAND flash technologies, and the potential 3D ReRAM technology that we are developing with our partners. In addition, we generate license and royalty revenue from NAND flash technology, and if NAND flash technology is replaced by a technology where our IP is less relevant, our license and royalty revenue would decrease. Also, we may not have access to or we may have to pay royalties to access alternative technologies that we do not develop internally. If our competitors successfully develop new or alternative technologies, and we are unable to continue to develop our technologies on an equivalent basis, or if our competitors’ new or alternative technologies satisfy application-specific requirements that our technologies are not able to, we may not be able to compete effectively, and our operating results and financial condition would suffer.

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

Difficulty in forecasting demand for our products may result in excess inventory or lost sales, either of which could harm our financial results. A significant portion of our quarterly sales are from orders received and fulfilled in that quarter. Additionally, we depend upon timely reporting from some of our customers as to their inventory levels and sales of our products in order to forecast demand for our products. Furthermore, the diversification of our product offerings and our customer base requires us to produce multiple technology nodes and memory architectures in parallel in order to meet demand. Demand for our enterprise solutions from our hyperscale customers is correlated to large projects and expansions which can be sporadic, resulting in demand that is lumpy and less consistent than the consumer-driven demand for many of our solutions. The failure to accurately forecast demand for our products may result in lost sales or excess inventory and associated reserves or write-downs, any of which could harm our business, financial condition and operating results.

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

In transitioning to new technologies and products, we may not achieve design wins, our customers may delay transition to new technologies, our competitors may transition more quickly than we do, or we may experience product delays, cost overruns or performance issues that could harm our operating results and financial condition. The transition to new generations of products, such as products containing 15-nanometer, 3D NAND or other memory architecture or new storage interfaces, is highly complex and may require new controllers, new test procedures and modifications to numerous aspects of our manufacturing processes, resulting in the need for extensive qualification of the new products by our customers and us. In addition, our competitors may transition to new technologies more quickly or more effectively than we are able to, which could harm our ability to compete effectively. If (i) we fail to develop, or achieve design wins for, products using new technologies, (ii) our customers choose to transition to these new technologies more slowly or faster than our roadmap plans, (iii) the demand for the products that we develop is lower than expected, (iv) the supporting technologies to implement these new technologies are not available, or (v) our competitors transition to these new technologies more quickly or more effectively than we are able to, then we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our market position. Delays in our product qualifications could harm our gross margin and financial results. Furthermore, there can be no assurance that technology transitions will occur on schedule or at the yields or costs that we anticipate, that the tools and equipment required for the technology transitions will be available on a cost-effective basis, or at all, or that products based on the new technologies will meet customer specifications. The vast majority of our products require controllers and firmware. We rely on a limited number of third-party vendors to develop or supply controllers for many of our high-value solutions. Any delays or cost increases in developing or sourcing controllers or firmware, or incompatibility or quality issues relating to the controllers or firmware in our products, could harm our revenue and gross margin, as well as business relationships with our customers. Any material delay in a development or qualification schedule could delay deliveries and harm our operating results and financial condition.

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

•	potential delay in customer purchasing decisions due to uncertainty about the direction of our product offerings or those of the acquired business; and

•
for equity investments in privately held companies, in the event there is an other than temporary decline in the value of our investment, we may be required to reduce the carrying value on our balance sheet.

In July 2014, we completed the acquisition of Fusion‑io, a developer of flash-based PCIe hardware and software solutions that enhance application performance in enterprise and hyperscale data centers. In addition to the risks described above, failure to leverage or delays in leveraging Fusion‑io’s go-to-market capabilities to generate revenues for our products could harm our ability to realize the potential financial or strategic benefits of the acquisition and thereby harm our growth prospects or results of operations. Failure to realize the anticipated benefits from acquisitions could result in the impairment of our acquisition-related intangible assets, which would harm our results of operations. For example, in the first quarter of 2015, we recorded an impairment charge of $61 million related to an in-process research and development, or IPR&D, asset from the acquisition of Fusion‑io. This impairment charge stemmed primarily from our decision to abandon this IPR&D project and redirect resources towards the next-generation PCIe and converged enterprise platform. As of April 3, 2016, the net book value of the Fusion‑io acquisition-related amortizable intangible assets was $200 million, some or all of which could be subject to impairment.

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

Currently, wafers for our internally-designed controllers are manufactured by third-party foundries. In addition, we purchase controllers from third-party sources, and most of our products require other components and materials for which we do not have captive supply, such as the DRAM included in some of our SSDs and MCP storage solutions. A disruption in the manufacturing operations of our controller wafer vendors, third-party controller vendors or suppliers of other components, such as DRAM, could result in delivery delays, harm our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for these components, which could take several quarters to complete.

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

We develop new products, technologies and standards, which may not be widely adopted by consumers or enterprises, or, if adopted, may reduce demand for our older products. We devote significant resources to the development of new products, technologies and standards. New products may require significant upfront investment with no assurance of long-term commercial success or profitability. As we introduce new products, standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all. Failure of consumers or enterprises to adopt our new products, standards or technologies could harm our results of operations as we fail to reap the benefits of our investments. Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products, negatively impact our license and royalty revenue, or increase license and royalty expense. For example, in embedded solutions, certain competitors have recently introduced a mobile storage standard referred to as UFS. If UFS is widely adopted by our customers, we could experience a decline in demand for our embedded solutions. We would need to update our embedded solutions to be compatible with this new standard in order to remain competitive. In the datacenter market, certain competitors have recently introduced a non-volatile memory express, or NVMe, product that can be used as a substitute for our custom PCIe solutions. If NVMe is widely adopted and we are not able to develop our own NVMe solution, our revenue and results of operations could be harmed. If new standards are broadly accepted and we do not adopt these new standards in our products, our revenue and results of operations may be harmed.

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

•
NAND Manufacturers and Embedded Solutions Providers. We compete with NAND flash memory manufacturers, including SK hynix, or Hynix, Intel Corporation, or Intel, Micron Technology, Inc., or Micron, Samsung Electronics Co., Ltd., or Samsung, and Toshiba. These companies compete with us in selling a range of flash-based products and form factors, including embedded, SSDs, removable and other form factors. These competitors are large companies that may have greater and more advanced wafer manufacturing capacity, substantially greater financial, technical, marketing and other resources, better recognized brand names and more diversified and lower cost businesses than we do, which may allow them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our competitors at a low cost. We are now receiving initial 3D NAND production output from New Fab 2, and we have also begun OEM qualification work on 3D NAND. Samsung announced the start of mass production of its 3D NAND flash technology, VNAND, in 2013, and other competitors have either announced the expected launch or shipments of products or samples incorporating 3D NAND technologies. The availability and specifications of competitors’ 3D NAND may make their products more competitive than our products. In addition, many of our competitors have more diversified semiconductor manufacturing capabilities and can internally produce integrated solutions or hybrid products that may include a combination of NAND flash, DRAM, custom application-specific integrated circuits, or ASICs, or other integrated products, while our captive manufacturing capability is solely dedicated to NAND flash. These diversified capabilities may also provide these competitors with a competitive advantage not only in product design and manufacturing due to the ability to leverage know-how in DRAM, custom ASICs or other technologies, but also in a greater ability to respond to industry fluctuations due to their ability to convert their DRAM and other semiconductor manufacturing capacity or equipment to NAND flash and vice-versa. Furthermore, some of these competitors manufacture and sell products that are complementary to flash memory products, and may be able to leverage their competencies and customer relationships to gain a competitive advantage. Current and future memory manufacturer competitors could produce alternative flash or other memory technologies that could compete against our NAND flash technology or our alternative technologies, or may transition to more advanced technologies sooner than us, each of which may reduce demand or accelerate price declines for our products. Furthermore, if our technology development results in less cost reduction than the technology of our competitors, our business and operating results would be harmed and our investments in captive fabrication facilities could be impaired.

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

•
Client Storage Solution Manufacturers. In the market for client SSDs, we face competition from Intel, Micron, Samsung, Hynix and Toshiba, all of which are also NAND flash producers, as well as client SSD and hard drive providers such as Kingston Technology Company, Inc., or Kingston, Philips & Lite-On Digital Solutions Corporation, or Lite-On, Seagate Technology plc, or Seagate, and Western Digital. In this market, we compete with these industry players largely on the basis of performance capabilities, quality, price, product reliability and relationships with computer manufacturers. Many of the large NAND flash producers have long established relationships with computer manufacturers, or are computer manufacturers themselves, which gives them a competitive advantage in qualifying and integrating their client storage solutions in this market as well as the ability to leverage competencies that have been developed through these relationships in the past. Hard drive manufacturers such as Seagate and Western Digital may also have a competitive advantage in their ability to leverage their existing relationships and brand recognition with customers, as well as their ability to leverage existing technology in creating hybrid drive products. Our failure to compete effectively against these industry players could harm our business and results of operations.

•
Enterprise Storage Solution Manufacturers. In the market for enterprise data center storage solutions, we face competition from Intel, Micron, Samsung and Toshiba, all of which are also NAND flash producers, as well as from Lite-On, Seagate, Western Digital, including its Hitachi Global Storage Technologies subsidiaries, and emerging competitors. Many of these companies offer competing solutions in enterprise SSDs, systems and software. Our enterprise system solutions, such as the InfiniFlash™ System, combined with different proprietary and open-source software stacks, compete with solutions that offer similar functionality, ranging from HDD-based system solutions to hybrid solutions which combine flash and HDDs, to all flash arrays, from a variety of companies including NetApp, Inc., or NetApp, EMC Corporation, or EMC, and others, which have a longer history and more established infrastructure for serving enterprise customers. In addition, hyperscale companies, such as Amazon.com, Inc., Google, Inc., Microsoft Corporation and Facebook, Inc. may internally develop enterprise storage solutions that reduce the demand for our solutions. Our competitors in this market may be able to leverage existing resources and competencies or acquire or develop other strategic relationships with established or start-up companies before we are able to, which could give them a competitive advantage, and if we are unable to independently develop comparable capabilities, we may be unable to effectively compete.

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

We depend on our captive assembly and test manufacturing facilities in China and Malaysia and our business could be harmed if these facilities do not perform as planned. Our reliance on our captive assembly and test manufacturing facilities in Shanghai, China and Penang, Malaysia have increased significantly and we now utilize these factories to satisfy a majority of our assembly and test requirements, to produce products with leading-edge technologies such as multi-stack die packages and to provide order fulfillment. In addition, our China facilities are responsible for packaging and shipping our retail products within the U.S., Asia, Europe, Canada and Latin America. Any delays in ramping capacity or adding new or replacement equipment, interruptions in production or the ability to ship product, or issues with manufacturing yields at our captive facilities could harm our operating results and financial condition. In addition, investment decisions in adding new assembly and test capacity require significant planning and lead-time, and a failure to accurately forecast demand for our products could cause us to over-invest or under-invest in the expansion of captive assembly and test capacity in our facilities, which would lead to excess capacity, under-utilization charges and impairments, in the event of over-investment, or insufficient assembly and test capacity resulting in a loss of sales and revenue opportunities, in the event of under-investment. Furthermore, if we were to experience labor unrest, or strikes, or if wages were to significantly increase, our ability to produce and ship products could be impaired and we could experience higher labor costs, which could harm our operating results and financial condition.

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

Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen. Appreciation in the value of the Japanese yen relative to the U.S. dollar increases our cost of NAND flash wafers, negatively impacting our gross margin and operating results. In addition, our investments in Flash Ventures are denominated in Japanese yen and strengthening of the Japanese yen increases the cost to us of future funding and increase the value of our Japanese yen-denominated investments, increasing our exposure to asset impairments. The Japanese yen strengthened relative to the U.S. dollar in the first quarter of 2016, starting the quarter at approximately 120 yen to the dollar and ending the quarter at approximately 112 yen to the dollar. Macroeconomic weakness in the U.S. or other parts of the world could lead to strengthening of the Japanese yen, which would harm our gross margin, operating results, and the cost of future Flash Ventures funding, and increase the risk of asset impairment. We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia. Additionally, we have exposures to emerging market currencies, which can be extremely volatile. We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

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

Litigation filed against SanDisk or Western Digital could prevent or delay the completion of the merger or result in the payment of damages following completion of the merger. SanDisk and members of its board of directors may in the future be parties, among others, to various claims and litigation related to the pending merger, including putative stockholder class actions. Among other remedies, the plaintiffs in such matters are seeking to enjoin the merger. The results of complex legal proceedings are difficult to predict, and could delay or prevent the merger from becoming effective in a timely manner. Moreover, litigation could be time consuming and expensive, could divert management’s attention away from their regular business, and, if any such lawsuit is adversely resolved against any plaintiff, could have a material adverse effect on our financial condition.

One of the conditions to the closing of the merger is that no applicable governmental entity having jurisdiction over Western Digital, SanDisk or Merger Sub shall have issued an order, decree or ruling or taken any other material action enjoining or otherwise prohibiting the consummation of any of the merger substantially on the terms contemplated by the merger agreement that remains in effect, and that no law shall have been enacted or promulgated by any applicable governmental entity that makes the consummation of the merger illegal that remains in effect. Consequently, if any plaintiff secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting Western Digital’s and/or SanDisk’s ability to complete the merger on the terms contemplated by the merger agreement, then such injunctive or other relief may prevent the merger from becoming effective in a timely manner, or at all.

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

Moreover, from time to time, we agree to indemnify certain of our suppliers and customers for alleged IP infringement. The scope of such indemnity varies but generally includes indemnification for direct and consequential damages and expenses, including attorneys’ fees. We may be engaged in litigation as a result of these indemnification obligations. Third-party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may harm our business, financial condition and operating results. For additional information concerning legal proceedings, see Part II, Item 1, “Legal Proceedings” of this report.

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

Flash Ventures’ master equipment lease obligations contain covenants, which if breached, would harm our business, operating results, cash flows and liquidity. Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to each of the guarantors, including, among other things, our failure to maintain a minimum stockholders’ equity of at least $1.51 billion. As of April 3, 2016, our stockholders’ equity was in compliance with the related covenant under Flash Ventures’ master lease agreements.

If our stockholders’ equity were to fall below $1.51 billion, or other events of default occur, Flash Ventures would become non-compliant with certain covenants under its master lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of our guarantee obligations under the master lease agreements. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration. If an event of default occurs and if we fail to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to approximately $984 million based upon the exchange rate at April 3, 2016, covered by our guarantees under Flash Ventures’ master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available on terms acceptable to us, if at all.

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

Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could harm our operations. Our supply chain operations, including those of our suppliers and subcontractors, are concentrated in the U.S., China, Japan, Malaysia, Singapore and Taiwan. In the past, certain of these areas have been affected by natural disasters such as earthquakes, tsunamis, floods and typhoons, and some areas have been affected by epidemics. In addition, our headquarters, which house a significant concentration of our research and development and engineering staff, are located in the San Francisco Bay Area, an area that is prone to earthquakes. If a natural disaster or epidemic were to occur in one or more of these areas, we could incur a significant work or production stoppage, or damage to inventory. The impact of these potential events is magnified by the fact that we do not have insurance for most natural disasters or epidemics, including earthquakes and tsunamis. The impact of a natural disaster or epidemic could harm our business and operating results.

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

We have significant financial obligations related to Flash Ventures, as well as under our 1.5% Convertible Senior Notes due 2017 and our 0.5% Convertible Senior Notes due 2020, which could negatively impact our cash flows and financial position, and the merger with Western Digital will allow holders of the convertible notes to convert their notes into a mixture of cash and stock at a temporarily increased conversion rate. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. As of April 3, 2016, we had guarantee obligations for Flash Ventures’ master lease agreements denominated in Japanese yen of approximately $984 million based on the exchange rate at April 3, 2016. We also have significant commitments for the future fixed costs of Flash Ventures, and we expect to continue to incur significant obligations with respect to, as well as make continued investments in, Flash Ventures. In addition, as of April 3, 2016, the aggregate principal amount outstanding under our 1.5% Convertible Senior Notes due 2017 (the “1.5% Notes due 2017”) and our 0.5% Convertible Senior Notes due 2020 (the “0.5% Notes due 2020,” and together with the 1.5% Notes due 2017, the “Notes”) was $2.5 billion. The Notes may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in our stock price or in connection with a merger event. For example, the 1.5% Notes due 2017 are convertible at the holders’ option beginning April 1, 2016 and ending June 30, 2016, as the last reported sales price of our common stock exceeded 130% of the conversion price for more than 20 days in the period of 30 consecutive trading days prior to March 31, 2016. Convertibility of the Notes based on the trading price of our common stock is assessed on a calendar-quarter basis. Upon any conversion of the Notes, we will be required to deliver cash up to the principal amount of the Notes that are converted and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock (plus cash in lieu of any fractional shares of common stock), which would result in dilution to our stockholders. In connection with the issuance of the Notes, we sold warrants to acquire shares of our common stock, which, if exercised, will result in dilution to our stockholders.

Under the terms of the Notes, the pending acquisition by Western Digital will constitute a designated event and a fundamental change. As a result, holders of the Notes will be permitted to choose (i) to convert their Notes into a mixture of cash and stock at a temporarily increased conversion rate, (ii) to require us to repurchase their Notes for a price equal to their principal amount plus accrued but unpaid interest to but excluding the repurchase date, or (iii) to continue holding their Notes. If the merger closes, the holders of the Notes would be expected to exercise the right to convert their Notes in accordance with their terms at a temporarily increased conversion rate shortly following the closing of the merger (although the holders’ actual decisions will depend upon their judgments based on the then prevailing market conditions) in which case the Notes will be converted into cash for the principal amount and the merger consideration with respect to the excess thereof. The holders of the Notes may deliver conversion notices prior to the closing of the merger, and if they do so, we will be required to settle such conversions regardless of whether the merger closes; however, if the merger does not close, any converting holders will not be entitled to the temporarily increased conversion rate. As a result, if the merger does not close, we would still be required to pay in cash the principal amount of the Notes surrendered for conversion, and deliver our common stock with respect to the excess thereof. Such requirement might have a material adverse effect on our financial condition and liquidity. On March 1, 2016, we issued a notice of an anticipated designated event and fundamental change to holders of our Notes and as a result, the 0.5% Notes due 2020 became convertible as of March 8, 2016; the 1.5% Notes due 2017 were already convertible at that time, and are also convertible in the second calendar quarter of 2016, per the calendar-quarter stock price assessment described above. Notice was given, pursuant to the indentures governing the Notes, that the consummation of the merger would constitute a designated event and a fundamental change under each of the indentures.

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

Since we entered into the Western Digital merger agreement, we discussed with the Hedge Banks potential amendments to the warrant transactions, including as to the timing of the termination of the warrant transactions and the amount of the warrant transaction termination payments owed by us. During the first quarter of 2016, we have executed definitive agreements with all Hedge Banks. With respect to the warrant transactions in connection with the 1.5% Notes due 2017 (the “2017 warrant transactions”), during the first quarter of 2016, we have agreed on a final termination value of approximately $418 million. We will be required to pay such amount on the earlier of the closing date of the merger or August 1, 2017 (regardless of whether the merger closes by such time). With respect to the warrant transactions in connection with the 0.5% Notes due 2020 (the “2020 warrant transactions”), during the first quarter of 2016, we have amended agreements with all Hedge Banks to specify the methodologies to determine the amount that will be payable to the Hedge Banks upon the closing of the merger with Western Digital. Additionally, 80% of the 2020 warrant transactions were amended to contain a potential downward adjustment to the strike price to reflect the economic effect of a merger announcement in the event such merger is subsequently cancelled. If the merger with Western Digital does not close, all 2020 warrant transactions will remain outstanding. The payments to the Hedge Banks may have a material adverse effect on our financial condition and liquidity.

SanDisk stockholders will have a reduced ownership and voting interest in the combined company after completion of the pending merger, and will be subject to risks in Western Digital stock price after becoming stockholders of Western Digital. Our stockholders presently have the right to vote on the election of our Board of Directors and on other matters affecting us. After the closing of the merger, current SanDisk stockholders will have significantly less influence on the management and policies of the combined company than they now have on the management and policies of SanDisk.

Upon closing of the merger, our stockholders will become stockholders of Western Digital upon receipt of shares of Western Digital common stock, which has different stockholder rights and privileges than SanDisk common stock. Our stockholders will be subject to risks in Western Digital stock price after becoming stockholders of Western Digital. The market prices of Western Digital common stock after the merger might be affected by factors different from, or in addition to, those currently affecting the market prices of SanDisk common stock. The market for Western Digital common stock may be adversely affected by the merger. Western Digital may fail to realize the benefits expected from the merger, which could adversely affect Western Digital’s stock price. The use of cash and incurrence of substantial indebtedness in connection with the financing of the merger may have an adverse impact on Western Digital’s liquidity, limit Western Digital’s flexibility in responding to other business opportunities and increase Western Digital’s vulnerability to adverse economic and industry conditions, each of which could adversely affect Western Digital’s stock price.

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

SANDISK CORPORATION

Dated:	May 2, 2016	By:	/s/ Judy Bruner
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